Form 10-Q
period 2015-06-30
Crescent Capital BDC, Inc.
filed 2015-08-14
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to

Commission file number 000-55380

Crescent Capital BDC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3162282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 235-5900

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 14, 2015 was 2,850,600.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Statement of Assets and Liabilities as of June 30, 2015 (Unaudited)	2
	Statements of Operations for the three months ended June 30, 2015 (Unaudited) and for the period from February 5, 2015 (Inception) to June 30, 2015 (Unaudited)	3
	Statement of Changes in Net Assets for the period from February 5, 2015 (Inception) to June 30, 2015 (Unaudited)	4
	Statement of Cash Flows for the period from February 5, 2015 (Inception) to June 30, 2015 (Unaudited)	5
	Schedule of Investments as of June 30, 2015 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	[Reserved]	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. We believe that it is important to communicate our future expectations to our investors. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The factors listed under “Risk Factors” in Amendment No. 2 to our Form 10 registration statement filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2015, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•                  Potential fluctuation in quarterly operating results

•                  Potential impact of economic recessions or downturns

•                  Adverse developments in the credit markets

•                  Operation in a highly competitive market for investment opportunities

•                  Regulations governing our operation as a business development company

•                  Financing investments with borrowed money

•                  Lack of liquidity in investments

•                  Defaults by portfolio companies

•                  Uncertainty as to the value of certain portfolio investments

•                  Potential resignation of the Advisor and or the Administrator

•                  Changes in interest rates may affect our cost of capital and net investment income

•                  Potential adverse effects of price declines and illiquidity in the corporate debt markets

•                  Risks associated with original issue discount (“OID”) and payment-in-kind (“PIK”) interest income

•                  Risks regarding distributions

•                  Potential adverse effects of new or modified laws and regulations

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Crescent Capital BDC, Inc.

Statement of Assets and Liabilities

As of June 30, 2015 (Unaudited)
Assets
Investments, at fair value (cost of $15,040,206)	$15,029,179
Cash and cash equivalents	500,000
Receivable for common stock issued	26,500,000
Deferred financing costs	401,503
Prepaid expenses and other assets	112,935
Total assets	$42,543,617

Liabilities
Payable for investments purchased	$15,040,206
Management fees payable	7,909
Due to Advisor	337,458
Directors’ fees payable	4,799
Interest and credit facility expense payable	833
Accrued expenses and other liabilities	292,016
Total liabilities	$15,683,221

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 per share (13,000,000 shares authorized, 1,350,000 shares issued and outstanding as of June 30, 2015)	$1,350
Paid-in capital in excess of par value	26,937,364
Accumulated undistributed net investment income (loss)	(67,291)
Net unrealized appreciation (depreciation) on investments	(11,027)
Total Net Assets	$26,860,396
Total Liabilities and Net Assets	$42,543,617
Net asset value per share	$19.90

See accompanying notes.

Crescent Capital BDC, Inc.

Statements of Operations

	For the three months ended June 30, 2015 (1) (Unaudited)	For the period from February 5, 2015 (inception) to June 30, 2015 (1) (Unaudited)
Expenses:
Management fees	$7,909	$7,909
Directors’ fees	4,799	4,799
Interest and credit facility expenses	3,039	3,039
Organization expenses	43,809	43,809
Other general and administrative expenses	7,735	7,735
Total expenses	67,291	67,291
Net investment loss	(67,291)	(67,291)

Net unrealized gains (losses) on investments:
Net change in unrealized appreciation (depreciation) on investments	(11,027)	(11,027)
Net unrealized gains (losses) on investments	(11,027)	(11,027)
Net decrease in net assets resulting from operations	$(78,318)	$(78,318)

Per Common Share Data:
Earnings per share (basic and diluted):	$(4.95)	$(7.65)
Net investment loss per share (basic and diluted):	$(4.25)	$(6.57)
Weighted average shares outstanding (basic and diluted):	15,824	10,240
Distributions declared per share:	$—	$—

(1)           The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Statement of Changes in Net Assets

For the period from February 5, 2015 (inception) to June 30, 2015(1) (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(67,291)
Net change in unrealized appreciation (depreciation) on investments	(11,027)
Net decrease in net assets resulting from operations	(78,318)

Capital transactions:
Issuance of common stock	27,500,000
Equity offering costs	(61,286)
Redemption of common stock	(500,000)
Net increase in net assets resulting from capital transactions	26,938,714
Total increase in net assets	26,860,396
Net assets at beginning of period	—
Net assets at end of period	$26,860,396
Accumulated undistributed net investment loss	$(67,291)

Changes in Shares
Common stock, at beginning of period	—
Issuance of common stock	1,351,000
Redemption of common stock	(1,000)
Common stock, at end of period	1,350,000

(1)           The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Statement of Cash Flows

For the period from February 5, 2015 (inception) to June 30, 2015(1) (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(78,318)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(15,040,206)
Net change in unrealized (appreciation) depreciation on investments	11,027
Amortization of deferred financing costs	2,206

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(112,935)
Increase (decrease) in payable for investments purchased	15,040,206
Increase (decrease) in management fees payable	7,909
Increase (decrease) in due to Advisor	(22,124)
Increase (decrease) in directors’ fees payable	4,799
Increase (decrease) in interest and credit facility expense payable	833
Increase (decrease) in accrued expenses and other liabilities	186,603
Net cash provided by (used for) operating activities	—

Cash flows from financing activities:
Issuance of common stock	1,000,000
Redemption of common stock	(500,000)
Net cash provided by (used for) financing activities	500,000
Net increase (decrease) in cash	500,000
Cash, beginning of period	—
Cash, end of period	$500,000

Supplemental and non-cash financing activities:
Receivable for common stock sold	$26,500,000
Accrued but unpaid deferred financing costs	$403,709
Accrued but unpaid offering costs	$61,286

(1)           The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Schedule of Investments (Unaudited)

June 30, 2015

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Building & Development
GYP Holdings III Corp.(2)	Senior Secured First Lien	L + 375	4.75%	04/2021	$500,000	$487,500	1.8%	$485,000

Business Equipment & Services
Acosta Holdco, Inc.(2)	Senior Secured First Lien	L + 325	4.25%	09/2021	500,000	500,000	1.9	499,142
Advantage Sales & Marketing, Inc.(2)	Senior Secured Second Lien	L + 650	7.50%	07/2022	250,000	252,500	0.9	251,979
Advantage Sales & Marketing, Inc.(2)	Senior Secured First Lien	L + 325	4.25%	07/2021	500,000	500,000	1.8	498,403
Brand Energy & Infrastructure Services, Inc.(2)	Senior Secured First Lien	L + 375	4.75%	11/2020	500,000	490,000	1.8	489,465
Brickman Group Ltd. LLC(2)	Senior Secured Second Lien	L + 650	7.50%	12/2021	500,000	502,500	1.9	502,710
Epicor Software Corporation(2)	Senior Secured First Lien	L + 375	4.75%	05/2022	500,000	499,375	1.9	499,597
William Morris Endeavor Entertainment, LLC(2)	Senior Secured Second Lien	L + 725	8.25%	05/2022	250,000	243,750	0.9	244,583
					3,000,000	2,988,125	11.1	2,985,879

Containers & Glass Products
Onex Wizard US Acquisition Inc.(2)	Senior Secured First Lien	L + 325	4.25%	03/2022	500,000	500,000	1.9	500,358

Electronics/Electrical
Asurion, LLC(2)	Senior Secured Second Lien	L + 750	8.50%	03/2021	250,000	255,625	0.9	254,610
Compuware Corporation(2)	Senior Secured First Lien	L + 525	6.25%	12/2021	500,000	489,375	1.8	489,532
Dell International LLC(2)	Senior Secured First Lien	L + 325	4.00%	04/2020	500,000	500,000	1.9	500,847
Informatica- Italics Merger Sub LLC(2)	Senior Secured First Lien	L + 350	4.50%	05/2022	600,000	600,000	2.2	599,814
SkillSoft Corporation(2)	Senior Secured First Lien	L + 475	5.75%	04/2021	500,000	488,750	1.8	487,188
SS&C Technologies Inc.(2)	Senior Secured First Lien	L + 325	4.00%	06/2022	204,036	203,016	0.8	204,419
SS&C Technologies Inc.(2)	Senior Secured First Lien	L + 325	4.00%	06/2022	45,964	45,734	0.2	46,051
The Active Network, Inc.(2)	Senior Secured First Lien	L + 450	5.50%	11/2020	709,804	702,706	2.6	702,706
					3,309,804	3,285,206	12.2	3,285,167

Health Care
Concentra, Inc.(2)	Senior Secured First Lien	L + 300	4.00%	04/2022	500,000	500,000	1.9	500,000
Onex Carestream Finance LP(2)	Senior Secured First Lien	L + 400	5.00%	06/2019	500,000	500,000	1.9	500,275
Onex Carestream Finance LP(2)	Senior Secured Second Lien	L + 850	9.50%	12/2019	250,000	250,000	0.9	249,063

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Schedule of Investments (Unaudited)

June 30, 2015

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value

Ortho-Clinical Diagnostics, Inc.(2)	Senior Secured First Lien	L + 375	4.75%	06/2021	500,000	490,000	1.8	491,072
					1,750,000	1,740,000	6.5	1,740,410

Industrial Equipment
Silver II US Holdings, LLC(2)	Senior Secured First Lien	L + 300	4.00%	12/2019	500,000	485,000	1.8	483,750

Lodging & Casinos
Scientific Games International, Inc.(2)	Senior Secured First Lien	L + 500	6.00%	10/2021	500,000	500,000	1.9	500,378

Nonferrous Metals/Minerals
Fairmount Minerals LTD(2)	Senior Secured First Lien	L + 350	4.50%	09/2019	500,000	475,625	1.8	475,470
Murray Energy Corporation(2)	Senior Secured First Lien	L + 650	7.50%	04/2020	500,000	467,500	1.7%	464,687
					1,000,000	943,125	3.5	940,157

Oil & Gas
McJunkin Red Man Corporation(2)	Senior Secured First Lien	L + 400	5.00%	11/2019	500,000	498,125	1.9	496,980

Radio & Television
Clear Channel Communications, Inc.(2)	Senior Secured Second Lien	L + 675	6.94%	01/2019	500,000	464,375	1.7	463,240

Retailers (except Food & Drug)
Academy, Ltd.(2)	Senior Secured First Lien	L + 400	5.00%	06/2022	500,000	500,625	1.9	500,625
Dollar Tree, Inc.(2)	Senior Secured First Lien	L + 275	3.50%	07/2022	500,000	500,625	1.9	500,575
J.C. Penney Corporation, Inc.(2)	Senior Secured First Lien	L + 500	6.00%	05/2018	650,000	650,000	2.4	649,535
PetSmart, Inc.(2)	Senior Secured First Lien	L + 325	4.25%	03/2022	500,000	500,000	1.8	499,625
					2,150,000	2,151,250	8.0	2,150,360

Telecommunications
Birch Communications, Inc.(2)	Senior Secured First Lien	L + 675	7.75%	07/2020	500,000	501,250	1.9	501,875

Utilities
Panda Sherman Power, LLC(2)	Senior Secured First Lien	L + 750	9.00%	09/2018	500,000	496,250	1.8	495,625

Total Debt Investments United States					$15,209,804	$15,040,206	56.0%	$15,029,179
Total United States						$15,040,206	56.0%	$15,029,179
Total Investments						$15,040,206	56.0%	$15,029,179

*                   The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually.  For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

**              Percentage is based on net assets of $26,860,396 as of June 30, 2015.

(1)             All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)             Position or portion thereof unsettled as of June 30, 2015.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on June 26, 2015 (“Commencement”). The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company is managed by CBDC Advisors, LLC (the “Advisor”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CBDC Administration, LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor.  The Board consists of five directors, three of whom are independent.

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments.  The Company will seek to achieve its investment objectives by originating and investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies.

Basis of Presentation

The Company’s functional currency is United States dollars and these financial statements have been prepared in that currency. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

Investment Transactions

Investments purchased on a secondary basis are recorded on the trade date. Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Realized gains or losses are recorded on the First In, First Out (“FIFO”) method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments at Fair Value

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, the Company’s Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:

•                  The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•                  The Advisor’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•                  The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.

•                  The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Advisor, Audit Committee and, where applicable, other third parties.

The Company currently conducts this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board will engage independent third-party valuation firms to perform certain limited procedures that the Board has identified.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. There were no transfers between levels during the period from June 26, 2015 (Commencement) through June 30, 2015.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein. See Note 4. Investments and Note 5. Fair Value of Financial Instruments for additional information on the Company’s investment portfolio.

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the statement of operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

Debt Issuance Costs

The Company records expenses related to issuance of debt obligations as deferred financing costs. These expenses are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2015, no loans had been placed on non-accrual status by the Company.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Advisor. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies.

In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the investment’s life using the effective yield method.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

As of June 30, 2015, all tax years of the Company since the commencement of operations on June 26, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of the Company’s stockholders for those stockholders electing not to receive cash. As a result, if the Board authorizes, and the Company declares, a cash dividend, then the Company’s stockholders who have “opted in” to the Company’s dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend.

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 (“ASU 2014-15”), “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In April 2015, FASB issued ASU 2015-03(“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Cost.”  The new guidance is to simplify presentation of debt issuance costs and require that debt issuance costs be presented in the Statement of Assets and Liabilities as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years that begin after December 15, 2015. At this time, management is evaluating the implications of ASU 2015-03 and its impact to financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On June 2, 2015, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

For the period from June 26, 2015 (Commencement) through June 30, 2015, the Company incurred expenses of $5,748, which is included in other general and administrative expenses on the Statement of Operations, under the terms of the Administration Agreement, of which $5,748 was payable at June 30, 2015.

Unless earlier terminated as described below, the Administration Agreement will remain in effect until June 2, 2017, and may be extended subject to required approvals. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (SSB) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the period from June 26, 2015 (Commencement) through June 30, 2015, the Company incurred expenses of $422, which is included in other general and administrative expenses on the Statement of Operations, under the terms of the sub-administration agreements, of which $422 was payable at June 30, 2015.

Investment Advisory Agreement

On June 2, 2015, the Company entered into the Investment Advisory Agreement with the Advisor. Under the terms of the Investment Advisory Agreement, the Advisor will provide investment advisory services to the Company. The Advisor’s services under the Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Advisor the Base Management Fee as discussed below and may also pay certain Incentive Fees as discussed below.

The Base Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase.

For the period from June 26, 2015 (Commencement) through June 30, 2015, the Company incurred management fees of $7,909, of which $7,909 was payable at June 30, 2015.

The Incentive Fees will consist of two parts. The first part, the income incentive fee, will be calculated and payable quarterly in arrears and (a) equals 100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the “Hurdle”), and a “catch-up” feature, until the Advisor has received, (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the pre-incentive fee net investment income for the current quarter up to the “catch-up” and (b) (i) prior to a Qualified IPO, 15% or (ii) after a Qualified IPO, 17.5%, of all remaining pre-incentive fee net investment income above the “catch-up.”

The second part, the capital gains incentive fee, will be determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), (i) prior to a Qualified IPO, 15.0%, or (ii) after a Qualified IPO, 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. If a Qualified IPO occurs on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after a Qualified IPO. If a Qualified IPO occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Qualified IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the Qualified IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15.0% of the Company’s realized capital gains on a cumulative basis from inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following a Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15.0%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) our net assets, at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter. Our net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.5% Base Management Fee.

From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Amounts payable to the Advisor are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock are owned by Crescent Capital Group LP (“CCG LP”).  CCG LP is also the majority member of the Advisor and sole member of the Administrator. The Company has entered into a license agreement with CCG LP under which CCG LP granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”.  The Advisor has entered into a resource sharing agreement with CCG LP. CCG LP will provide the Advisor with the resources necessary for the Advisor to fulfill its obligations under the Investment Advisory Agreement.

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the period from June 26, 2015 (Commencement) through June 30, 2015, the Company recorded directors’ fees of $4,799, of which $4,799 was payable at June 30, 2015.

Note 4. Investments

The Company’s investments at any time may include securities and other financial instruments or other assets of any sort, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these financial statements as “investments”).

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies and/or had the power to exercise control over the management or policies of such portfolio company. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying financial statements, including the schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of June 30, 2015, all investments held are non-controlled/non-affiliated investments.

Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk and liquidity risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Company may invest in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Company manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Investments at fair value consisted of the following at June 30, 2015:

Investment Type	Cost	Fair Value	Percentage of Net Assets
Senior Secured First Lien	$13,071,456	$13,062,994	48.63%
Senior Secured Second Lien	1,968,750	1,966,185	7.32%
Total Investments	$15,040,206	$15,029,179	55.95%

The industry composition of Investments at fair value at June 30, 2015 is as follows:

Industry	Cost	Fair Value	Percentage of Net Assets
Building & Development	$487,500	$485,000	1.81%
Business Equipment & Services	2,988,125	2,985,879	11.12%
Containers & Glass Products	500,000	500,358	1.86%
Electronics/Electrical	3,285,206	3,285,167	12.23%
Health Care	1,740,000	1,740,410	6.48%
Industrial Equipment	485,000	483,750	1.80%
Lodging & Casinos	500,000	500,378	1.86%
Nonferrous Metals/Minerals	943,125	940,157	3.50%
Oil & Gas	498,125	496,980	1.85%
Radio & Television	464,375	463,240	1.72%
Retailers (except Food & Drug)	2,151,250	2,150,360	8.01%
Telecommunications	501,250	501,875	1.87%
Utilities	496,250	495,625	1.84%
Total Investments	$15,040,206	$15,029,179	55.95%

The geographic composition of Investments at fair value at June 30, 2015 is as follows:

Geographic Region	Cost	Fair Value	% of Net Assets
United States	$15,040,206	$15,029,179	55.95%
Total Investments	$15,040,206	$15,029,179	55.95%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	—	$13,062,994	—	$13,062,994
Senior Secured Second Lien	—	1,966,185	—	1,966,185
Total Investments	—	$15,029,179	—	$15,029,179

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facility, which is categorized as Level 3 within the fair value hierarchy, as of June 30, 2015, approximates its carrying value as the outstanding balances are callable at carrying value.

Other Financial Assets and Liabilities

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date.

Note 6. Debt

On June 29, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with various lenders. Natixis, New York Branch, one of the lenders, also serves as administrative agent under the Credit Facility. The Credit Facility has an aggregate committed amount of $75 million.

The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments (See Note 7. Commitments, Contingencies and Indemnifications) and substantially the entire portfolio of investments and cash. The Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of June 30, 2015, the Company was in compliance with these covenants.

Borrowings under the Credit Facility bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a 1.45% margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a 1.45% margin. The Company pays a fee of 0.20% per annum on committed but undrawn amounts under the Credit Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Credit Facility, and all accrued and unpaid interest, will be due and payable, on June 29, 2016.

Costs of $403,709 were incurred in connection with obtaining the Credit Facility, which have been recorded as deferred financing costs on the Statement of Assets and Liabilities and are being amortized over the life of the Credit Facility on a straight-line basis.

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of June 30, 2015, there were no outstanding borrowings under the Credit Facility. Summary information regarding the Credit Facility is as follows:

	For the three months ended June 30, 2015 (1) (Unaudited)	For the period from February 5, 2015 (Inception) to June 30, 2015 (1) (Unaudited)

Borrowing interest expense	$—	$—
Facility fees	833	833
Amortization of financing costs	2,206	2,206
Total	$3,039	$3,039
Weighted average interest rate	—%	—%
Average outstanding balance	$—	$—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 7. Commitments, Contingencies and Indemnifications

Other Commitments and Contingencies

As of June 30, 2015 the Company had $211.1 million in total capital commitments from investors. Of this amount, $10.0 million was from CCG LP and its affiliates. The remaining unfunded capital commitments related to these capital commitments totaled $184.1 million as of June 30, 2015.

Up to June 25, 2015, the Company’s efforts have been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the period from June 26, 2015 (Commencement) through June 30, 2015, the Advisor allocated to the Company $61,286 of equity offering costs and $43,809 of organization costs, of which $105,095 was included in Due to Advisor on the Statement of Assets and Liabilities at June 30, 2015.

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

Note 8. Stockholder’s Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $184.1 million as of June 30, 2015.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the period from June 26, 2015 (Commencement) through June 30, 2015:

	Period Ended
	June 30, 2015(1)
Quarter Ended	Shares	Amount
June 30, 2015	1,350,000	$27,000,000
Total Capital Drawdowns	1,350,000	$27,000,000

(1)         The Company commenced operations on June 26, 2015.

Prior to the listing of the Company’s shares on an exchange, stockholders who “opt in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the net asset value per share of the common stock on the ex-date of the dividend.

The Company has authorized 13,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 100,000 shares of its preferred stock with a par value of $0.001 per share. On February 5, 2015, the Company issued 1,000 common shares to CCG LP. On April 15, 2015, CCG LP contributed $499,000 of additional paid-in-capital to the Company. On June 29, 2015, CCG LP exchanged its 1,000 shares issued on February 5, 2015 for 25,000 common shares, which were subsequently redeemed on June 30, 2015. On June 30, 2015, 1,350,000 shares were issued. At June 30, 2015, CCG LP and its affiliates owned 4.74% of the outstanding common shares of the Company.

For the period ended June 30, 2015 there were no dividends or distributions declared by the Company.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the period from June 26, 2015 (Commencement) through June 30, 2015:

	For the three months ended June 30, 2015 (1) (Unaudited)	For the period from February 5, 2015 (Inception) to June 30, 2015 (1) (Unaudited)

Net increase (decrease) in net assets from operations	$(78,318)	$(78,318)
Weighted average common shares outstanding	15,824	10,240
Earnings per common share-basic and diluted	$(4.95)	$(7.65)

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 10. Income Taxes

As of June 30, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows:

Tax Cost	$15,040,206

Gross unrealized appreciation	6,698
Gross unrealized depreciation	(17,725)
Net unrealized investment depreciation	$(11,027)

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the period from June 26, 2015 (Commencement) through June 30, 2015 relating to the common shares issued on June 30, 2015 pursuant to the Subscription Agreements:

For the period ended
June 30, 2015* (Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	(0.05)
Net realized and unrealized gains (losses) on investments	(0.01)
Net increase (decrease) in net assets resulting from operations	(0.06)

Offering costs	(0.04)

Net asset value, end of period	$19.90
Shares outstanding, end of period	1,350,000
Total return(2)	N/A

Ratio/Supplemental Data:
Net assets, end of period	$26,860,396
Ratio of total expenses to average net assets(4)	6.54%
Ratio of net investment loss to average net assets(4)	(6.54)%
Ratio of interest and credit facility expenses to average net assets(5)	0.83%
Portfolio turnover rate(3)	0%
Asset coverage ratio	—

*	The Company commenced operations on June 26, 2015.
(1)	The per share data was derived by using the 1,350,000 common shares issued and outstanding on June 30, 2015 pursuant to the Subscription Agreements.
(2)	Total return for the period from June 26, 2015 (Commencement) to June 30, 2015 is not considered meaningful.
(3)	Not annualized.
(4)	Annualized except for organization expenses.
(5)	Annualized.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements included herein. Other than the item below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of June 30, 2015 and for the period from February 5, 2015 (Inception) through June 30, 2015.

Pursuant to the Subscription Agreements, on August 12, 2015, the Company sent capital drawdown notices to its investors totaling $30 million.  Funding from the investors of the capital drawdown notice is due on August 26, 2015.  Proceeds from the $30 million capital drawdown is expected to be used for further investments in portfolio companies.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies and were incorporated under the laws of the State of Delaware on February 5, 2015 (Inception). We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Company is managed by CBDC Advisors, LLC (the “Advisor”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CBDC Administration, LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor.  The Board consists of five directors, three of whom are independent.

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by originating and investing primarily in secured debt (including senior secured first-lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies.

From February 5, 2015 (Inception) through June 25, 2015, the Company devoted substantially all of its efforts to establishing the business and raising capital commitments from private investors. On June 26, 2015, we entered into subscription agreements with several investors, including Crescent Capital Group LP and its affiliates (CCG LP), providing for the private placement of the Company’s common stock.  The Company commenced investment operations on June 26, 2015 (Commencement). On June 29, 2015 we entered into our first investments in bank loans that settled in July 2015.

KEY COMPONENTS OF OPERATIONS

Investments

We expect our investment activity to vary substantially from period to period depending on many factors, the general economic environment, the amount of capital we have available to us, the level of merger and acquisition activity for middle-market companies, including the amount of debt and equity capital available to such companies and the competitive environment for the type of investments we make.

We must not invest in any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the investment are made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

We expect to generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

In addition, we may receive fees for services provided to portfolio companies by the Advisor. These fees are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies. We may also generate revenue in the form of commitment or origination fees. These loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the investment’s life using the effective yield method.

Expenses

Our primary operating expenses will include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company (the “Sub-Administration Agreements”) and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•                  allocated organization costs from the Advisor incurred prior to the commencement of our operations up to a maximum of $1.5 million;

•                  the cost of calculating our net asset value, including the cost of any third-party valuation services;

•                  fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•                  direct costs, such as printing, mailing, long distance telephone and staff;

•                  fees and expenses associated with independent audits and outside legal costs;

•                  independent directors’ fees and expenses;

•                  U.S. federal, state and local taxes;

•                  the cost of effecting sales and repurchases of shares of our common stock and other securities;

•                  fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•                  out-of-pocket fees and expenses associated with marketing efforts;

•                  federal and state registration fees and any stock exchange listing fees;

•                  brokerage commissions; and

•                  costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws.

We have agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. Incentive Fees and costs relating to future offerings of securities would be incremental.

We also incur interest and credit facility expenses in connection with our revolving credit agreement with Natixis, New York Branch as the administrative agent and one of the lenders (the “Revolving Credit Facility”). Interest and credit facility expenses under our Revolving Credit Facility consist of interest expenses, amortization of deferred financing costs and commitment fees on the unused portion of the Revolving Credit Facility.

Leverage

Our Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we will only be permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 2 to 1 after such borrowing. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ will depend on our Advisor’s and our Board assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO INVESTMENT ACTIVITY

As of June 30, 2015, our portfolio consisted of 86.9% senior secured first-lien debt investments and 13.1% senior secured second-lien debt investments.

As of June 30, 2015, we had investments in 33 portfolio companies with an aggregate fair value of $15.0 million. For the period from June 26, 2015 (Commencement) to June 30, 2015, we made new investments of $15.0 million in 33 new portfolio companies. For this period, we had no investment exits and repayments, resulting in a net portfolio increase of $15.0 million.

The Company’s investment activity for the period from June 26, 2015 (Commencement) to June 30, 2015, is presented below (information presented herein is at amortized cost unless otherwise indicated):

($ in millions)	The period from June 26, 2015 to June 30, 2015
Principal amount of investments:
Senior secured first-lien (1)	$13.1
Senior secured second-lien (1)	2.0
Equity and other	—

Total	$15.0

(1)              Includes trading activity for investments that funded/settled subsequent to June 30, 2015.

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2015.

($ in millions)	June 30, 2015 Amortized Cost	Percentage
Performing	$15.0	100.0%
Non-accrual	—	—

Total assets	$15.0	100.0%

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

RESULTS OF OPERATIONS

Investment Income

As we entered into our first subscription agreements for the private placement of the Company’s common shares on June 26, 2015, no revenues were earned during the period prior to June 26, 2015 or for the period from June 26, 2015 (Commencement) to June 30, 2015.

Expenses

All initial organization costs and offering costs incurred prior to June 26, 2015 have been paid by the Advisor.  Our first day of operations was June 26, 2015 which also represented our first close of capital commitments. Expenses for the period from June 26, 2015 (Commencement) to June 30, 2015, were $67,290, which consisted of $43,809 in Organization expenses, $7,909 in Management Fees, $4,799 in directors’ fees, and $10,773 in other general and administrative expenses.

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of invested capital. We called $27.0 million of capital on June 30, 2015 and the Advisor allocated $43,809 of organization costs to the Company, which was included in the statement of operations for the period from June 26, 2015 (Commencement) to June 30, 2015. The Advisor also allocated $61,286 of offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Statement of Assets and Liabilities.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must generally (among other requirements) timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. In order to maintain our RIC status, we intend to make the requisite distributions to our stockholders which will generally relieve us from corporate-level income taxes.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of June 30, 2015, we had no accrual for U.S. federal excise tax.

Net Change in Unrealized Appreciation (Depreciation)

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. During the period from June 26, 2015 (Commencement) to June 30, 2015, net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

The period from June 26, 2015 to June 30, 2015
Unrealized depreciation	$(17,725)
Unrealized appreciation	6,698

Net unrealized gains (losses)	$(11,027)

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We did not enter into any interest rate, foreign exchange or other derivative agreements during the period from June 26, 2015 (Commencement) to June 30, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had $0.5 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) cash flows from operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from our Revolving Credit Facility and from other banks or lenders.

Cash on hand, $26.5 million receivable for fund shares sold combined with our uncalled capital commitments of $184.1 million and $75 million Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the period from June 26, 2015 (Commencement) to June 30, 2015, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At June 30, 2015, we had received capital commitments totaling $211.1 million, of which $10.0 million was from CCG LP.

On June 30, 2015, pursuant to the Subscription Agreements, we delivered a capital drawdown notice to our investors relating to the issuance of 1,350,000 of our common shares for an aggregate offering price of $27 million. The shares were issued on June 30, 2015 and the Company established a receivable for the unfunded amount of $26.5 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes.

Revolving Credit Facility

On June 29, 2015, we entered into the Revolving Credit Facility with Natixis, New York Branch (“Natixis”) as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Revolving Credit Facility is $75 million, subject to availability under the borrowing base.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing LIBOR or prime lending rate plus an applicable margin. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company will also pay a fee on undrawn amounts depending on the average usage of the Revolving Credit Facility.

As of June 30, 2015, we had $0 outstanding and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See Note 6. Debt to our financial statements for more detail on the Revolving Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in footnote 7 to our financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies should be read in connection with our risk factors as disclosed in our Registration Statement on Form 10.

In addition to the discussion below, our critical accounting policies are further described in Note. 2 Summary of Significant Accounting Policies to our financial statements.

Investments at Fair Value

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, the Company’s Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:

•                  The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•                  The Advisor’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•                  The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.

•                  The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Advisor, Audit Committee and, where applicable, other third parties.

The Company currently conducts this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board will engage independent third-party valuation firms to perform certain limited procedures that the Board has identified.

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. There were no transfers between levels during the period from June 26, 2015 (Commencement) through June 30, 2015.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein. See Note 4. Investments and Note 5. Fair Value of Financial Instruments for additional information on the Company’s investment portfolio.

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the statement of operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2015, no loans had been placed on non-accrual status by the Company.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

As of June 30, 2015, all tax years of the Company since the commencement of operations on June 26, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements.

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 (“ASU 2014-15”), “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In April 2015, FASB issued ASU 2015-03 (“ASU 2014-09”), “Simplifying the Presentation of Debt Issuance Cost.”  The new guidance is to simplify presentation of debt issuance costs and require that debt issuance costs be presented in the Statement of Assets and Liabilities as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years that begin after December 15, 2015. At this time, management is evaluating the implications of ASU 2015-03 and its impact to financial statements.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See footnote 2 to our financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. In the future, we may fund a portion of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2015, all of the investments at fair value in our portfolio were at variable rates. The Revolving Credit Facility also bears interest at variable rates.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our balance sheet at June 30, 2015 and the investment portfolio being acquired on June 29th and 30th of 2015, potential interest rate variations would not have a meaningful impact on the operating results of the Company for the period from June 26, 2015 (Commencement) through June 30, 2015.

Item 4.         Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.      Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Amendment No. 2 Registration Statement on Form 10.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended June 30, 2015:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	$—	—	—	$—
May 2015	—	—	—	—
June 2015	20.00	63,950.73	—	8,720,985

Total	$20.00	63,950.73	—	$8,720,985

Item 3. Defaults Upon Senior Securities

None.

Item 4.         [Reserved]

Item 5.         Other Information

None.

Item 6.         Exhibits.

(a)     Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1

Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2

Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3

Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4

Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6

Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7

Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

24.1	Powers of Attorney (filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: August 14, 2015	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 14, 2015	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer