Form 10-Q
period 2015-09-30
Crescent Capital BDC, Inc.
filed 2015-11-16
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to

Commission file number 814-01132

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 16, 2015 was 3,450,840.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statement of Assets and Liabilities as of September 30, 2015 (Unaudited)	2
	Consolidated Statements of Operations for the three months ended September 30, 2015 (Unaudited) and for the period from February 5, 2015 (Inception) to September 30, 2015 (Unaudited)	3
	Consolidated Statement of Changes in Net Assets for the period from February 5, 2015 (Inception) to September 30, 2015 (Unaudited)	4
	Consolidated Statement of Cash Flows for the period from February 5, 2015 (Inception) to September 30, 2015 (Unaudited)	5
	Consolidated Schedule of Investments as of September 30, 2015 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	[Reserved]	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

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

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statement of Assets and Liabilities

As of September 30, 2015 (Unaudited)
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $119,411,760)	$118,809,728
Cash and cash equivalents	1,094,515
Receivable for investments sold	59,980
Receivable for common stock issued	4,269,067
Interest receivable	290,543
Deferred financing costs	311,892
Due from Advisor - affiliate	6,076
Prepaid expenses and other assets	84,154
Total assets	$124,925,955

Liabilities
Revolving credit facility	$52,000,000
Payable for investments purchased	3,750,275
Distributions payable	151,009
Management fees payable - affiliate	261,406
Due to Administrator - affiliate	108,169
Professional fees payable	114,500
Directors’ fees payable	42,953
Interest and credit facility fees and expenses payable	96,042
Accrued expenses and other liabilities	271,260
Total liabilities	$56,795,614

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 per share (13,000,000 shares authorized, 3,450,840 shares issued and outstanding as of September 30, 2015)	$3,451
Paid-in capital in excess of par value	68,839,929
Accumulated net realized gain (loss)	106
Distributions in excess of net investment income	(111,113)
Net unrealized appreciation (depreciation) on investments	(602,032)
Total Net Assets	$68,130,341
Total Liabilities and Net Assets	$124,925,955
Net asset value per share	$19.74

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

	For the three months ended September 30, 2015 (Unaudited)	For the period from February 5, 2015 (inception) to September 30, 2015 (1) (Unaudited)
Investment Income:
Interest income from non-controlled and non-affiliated investments	$1,155,317	$1,155,317
Total investment income	1,155,317	1,155,317

Expenses:
Interest and credit facility fees and expenses	$252,476	$255,515
Management fees (net of $52,404 and $53,146 waived for the three months ended September 30, 2015 and for the period from February 5, 2015 (inception) to September 30, 2015, respectively)	261,407	269,316
Directors’ fees	62,745	67,544
Professional fees	114,500	114,500
Organization expenses	68,148	111,957
Other general and administrative expenses	288,054	295,789
Total expenses	1,047,330	1,114,621
Net investment income before taxes	107,987	40,696
Income taxes	800	800
Net investment income after taxes	107,187	39,896

Net realized and unrealized gains (losses) on investments:
Net realized gain on investments	106	106
Net change in unrealized appreciation (depreciation) on investments	(591,005)	(602,032)
Net realized and unrealized gains (losses)	(590,899)	(601,926)
Net decrease in net assets resulting from operations	$(483,712)	$(562,030)

Per Common Share Data:
Earnings per share (basic and diluted):	$(0.21)	$(0.64)
Net investment income per share (basic and diluted):	$0.05	$0.05
Weighted average shares outstanding (basic and diluted):	2,263,409	881,213
Distributions declared per share:	$0.04	$0.04

(1)           The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statement of Changes in Net Assets

For the period from February 5, 2015 (inception) to September 30, 2015(1) (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income	$39,896
Net realized gain on investments	106
Net change in unrealized appreciation (depreciation) on investments	(602,032)
Net decrease in net assets resulting from operations	(562,030)

Distributions to shareholders from:
Net investment income	(151,009)
Total distributions to shareholders	(151,009)

Capital transactions:
Issuance of common stock	69,500,000
Equity offering costs	(156,620)
Redemption of common stock	(500,000)
Net increase in net assets resulting from capital transactions	68,843,380
Total increase in net assets	68,130,341
Net assets at beginning of period	—
Net assets at end of period	$68,130,341
Distributions in excess of net investment income	$(111,113)

Changes in Shares
Common stock, at beginning of period	—
Issuance of common stock	3,451,840
Redemption of common stock	(1,000)
Common stock, at end of period	3,450,840

(1)           The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statement of Cash Flows

For the period from February 5, 2015 (inception) to September 30, 2015(1) (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(562,030)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(120,352,005)
Proceeds from sales of investments and principal repayments	954,008
Net realized (gain) loss on investments	(106)
Net change in unrealized (appreciation) depreciation on investments	602,032
Amortization of premium and accretion of discount, net	(13,657)
Amortization of deferred financing costs	107,786

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(59,980)
(Increase) decrease in interest receivable	(290,543)
(Increase) decrease in due from Advisor	(6,076)
(Increase) decrease in prepaid expenses and other assets	(84,154)
Increase (decrease) in payable for investments purchased	3,750,275
Increase (decrease) in management fees payable	261,406
Increase (decrease) in due to administrator	108,169
Increase (decrease) in professional fees payable	114,500
Increase (decrease) in directors’ fees payable	42,953
Increase (decrease) in interest and credit facility expense payable	96,042
Increase (decrease) in accrued expenses and other liabilities	271,260
Net cash provided by (used for) operating activities	(115,060,120)

Cash flows from financing activities:
Issuance of common stock	65,230,933
Redemption of common stock	(500,000)
Financing costs paid related to revolving credit facility	(419,678)
Offering costs paid	(156,620)
Borrowings on revolving credit facility	75,000,000
Repayments on revolving credit facility	(23,000,000)
Net cash provided by (used for) financing activities	116,154,635
Net increase (decrease) in cash	1,094,515
Cash, beginning of period	—
Cash and cash equivalents, end of period	$1,094,515

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$50,853
Receivable for common stock issued	$4,269,067

(1)           The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Capital Goods
Alion Science and Technology Corporation	Unsecured Debt		11.00%	08/2022	$5,000,000	$4,851,689	7.3%	$5,000,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2020	846,580	828,439	1.1	768,271
Builders FirstSource, Inc.(3)	Senior Secured First Lien	L + 500(2)	6.00%	07/2022	175,000	173,277	0.3	173,879
Doosan Infracore International, Inc.(3)	Senior Secured First Lien	L + 350(4)	4.50%	05/2021	747,947	752,582	1.1	750,131
GYP Holdings III Corp.	Senior Secured First Lien	L + 375(2)	4.75%	04/2021	862,929	841,142	1.2	845,670
McJunkin Red Man Corporation(3)	Senior Secured First Lien	L + 375(4)	4.75%	11/2019	994,395	990,788	1.4	973,682
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	10/2021	748,116	753,661	1.1	750,173
Silver II US Holdings, LLC(3) (5)	Senior Secured First Lien	L + 300(2)	4.00%	12/2019	850,000	825,657	1.2	778,460
Univar Inc.(3)	Senior Secured First Lien	L + 325(6)	4.25%	07/2022	750,000	753,697	1.1	737,284
					10,974,966	10,770,932	15.8	10,777,550
Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 450(2)	5.50%	04/2022	997,500	1,009,149	1.5	1,003,111
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(2)	7.50%	07/2022	500,000	503,368	0.7	480,000
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	07/2021	847,859	848,287	1.2	834,344
Asurion LLC	Senior Secured Second Lien	L + 750(2)	8.50%	03/2021	275,000	280,454	0.4	249,219
Asurion LLC	Senior Secured First Lien	L + 375(4)	5.00%	05/2019	371,020	373,306	0.5	354,880
Asurion LLC	Senior Secured First Lien	L+ 400(2)	5.00%	08/2022	498,750	498,020	0.7	472,800
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650(4)	7.50%	12/2021	500,000	502,453	0.7	488,750
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2020	747,865	751,591	1.1	747,398
IMC OP, LP	Senior Secured First Lien	L + 350(2)	4.50%	08/2020	822,108	822,109	1.2	819,540
PowerTeam Services, LLC	Senior Secured First Lien	L + 325(2)	4.25%	05/2020	997,579	995,178	1.4	988,850
USAGM HoldCo LLC(7) (8)	Senior Secured Second Lien	L + 850	9.50%	07/2023	612,245	(6,013)	—	(4,592)
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(2)	9.50%	07/2023	9,387,755	8,999,472	13.7	9,317,347
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725(2)	8.25%	05/2022	250,000	243,896	0.3	239,375
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425(2)	5.25%	05/2021	997,475	1,001,179	1.5	994,567
					17,805,156	16,822,449	24.9	16,985,589
Consumer Durables & Apparel
Varsity Brands, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	12/2021	997,487	1,007,925	1.5	1,002,225
Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 810(2)	9.10%	07/2020	5,000,000	4,951,160	7.3	4,951,159
Centerplate, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2019	716,735	716,735	1.0	711,360
Scientific Games International, Inc.(3) (5)	Senior Secured First Lien	L + 500(4)	6.00%	10/2021	997,494	1,001,244	1.5	986,427

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
SkillSoft Corporation	Senior Secured First Lien	L + 475(6)	5.75%	04/2021	$997,481	$977,887	1.3%	$901,892
					7,711,710	7,647,026	11.1	7,550,838
Energy
Fairmount Minerals LTD(3)	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	846,571	805,070	1.0	666,675
Murray Energy Corporation	Senior Secured First Lien	L + 650(2)	7.50%	04/2020	498,750	466,696	0.6	389,718
					1,345,321	1,271,766	1.6	1,056,393
Food & Staples Retailing
Albertsons, LLC	Senior Secured First Lien	L + 450(4)	5.50%	08/2021	995,165	1,001,829	1.5	996,643
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	847,843	851,534	1.2	841,060
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750(2)	8.50%	03/2020	250,000	252,447	0.4	248,230
					2,093,008	2,105,810	3.1	2,085,933
Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900(4)	10.00%	02/2022	5,000,000	4,864,209	7.3	5,000,000
Health Care Equipment & Services
Alere, Inc.(3) (5)	Senior Secured First Lien	L + 325(4)	4.25%	06/2022	850,000	856,375	1.2	851,194
CDRH Parent, Inc.(5)	Senior Secured First Lien	L + 425(2)	5.25%	07/2021	1,000,000	1,006,875	1.5	997,915
Concentra Inc.	Senior Secured First Lien	L + 300(2)	4.00%	06/2022	748,125	748,125	1.1	747,650
Connolly Corporation	Senior Secured First Lien	L + 350(2)	4.50%	05/2021	847,854	853,631	1.2	846,442
Heartland Dental, LLC	Senior Secured First Lien	L + 450(2)	5.50%	12/2018	997,487	1,004,029	1.5	996,655
Onex Carestream Finance LP(3)	Senior Secured First Lien	L + 400(2)	5.00%	06/2019	739,583	740,191	1.0	710,924
Onex Carestream Finance LP(3)	Senior Secured Second Lien	L + 850(2)	9.50%	12/2019	250,000	250,000	0.4	242,187
					5,433,049	5,459,226	7.9	5,392,967
Insurance
AssuredPartners Capital, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	03/2021	748,112	749,941	1.1	748,580
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 450(4)	5.75%	11/2018	748,072	752,297	1.1	749,942
					1,496,184	1,502,238	2.2	1,498,522
Materials
Anchor Glass Container Corporation	Senior Secured First Lien	L + 350(2)	4.50%	07/2022	973,075	977,003	1.4	975,299
AZ Chem US Inc.(3)	Senior Secured First Lien	L + 350(4)	4.50%	06/2021	821,624	825,548	1.2	821,850
Berlin Packaging LLC	Senior Secured First Lien	L + 350(2)	4.50%	10/2021	991,910	996,657	1.5	989,431
ECO Services Operations LLC	Senior Secured First Lien	L + 375(9)	4.75%	12/2021	1,007,487	1,009,961	1.5	1,004,969
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(4)	4.50%	08/2021	996,288	1,000,577	1.5	992,865
Hilex Poly Co. LLC	Senior Secured First Lien	L + 500(2)	6.00%	12/2021	1,000,000	1,011,167	1.5	999,170
Ineos US Finance LLC(3)	Senior Secured First Lien	L + 325(4)	4.25%	03/2022	498,746	499,962	0.7	485,499
MacDermid, Inc.(3)	Senior Secured First Lien	L + 375(4)	4.75%	06/2020	743,753	749,163	1.1	725,624
Onex Wizard US Acquisition Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	03/2022	846,623	848,766	1.2	846,534

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Reynolds Group Holdings Inc.(3)	Senior Secured First Lien	L + 350(4)	4.50%	12/2018	500,000	502,390	0.7	500,852
Royal Holdings, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	06/2022	$847,875	$850,692	1.2%	$845,861
Tank Holding Corp.	Senior Secured First Lien	L + 425(4)	5.25%	03/2022	977,528	987,067	1.4	976,003
					10,204,909	10,258,953	14.9	10,163,957
Media
Acosta Holdco, Inc.(5)	Senior Secured First Lien	L + 325(2)	4.25%	09/2021	997,875	998,908	1.5	984,468
Charter Communications Operating, LLC(3)	Senior Secured First Lien	L + 275(4)	3.50%	01/2023	325,000	324,197	0.5	323,715
iHeartCommunications, Inc.(3)	Senior Secured First Lien	L + 675(4)	6.94%	01/2019	1,000,000	936,173	1.2	832,030
Interactive Data Corporation	Senior Secured First Lien	L + 375(2)	4.75%	05/2021	847,854	853,074	1.2	846,264
Regal Cinemas Corporation(3)	Senior Secured First Lien	L + 300(2)	3.75%	04/2022	847,875	852,466	1.3	850,190
Rentpath, Inc.(3)	Senior Secured First Lien	L + 525(4)	6.25%	12/2021	997,487	1,007,290	1.5	990,635
Tribune Media Company(3)	Senior Secured First Lien	L + 300(6)	3.75%	12/2020	498,750	501,225	0.7	495,219
WideOpenWest Finance LLC	Senior Secured First Lien	L + 350(2)	4.50%	04/2019	847,870	850,669	1.2	841,048
					6,362,711	6,324,002	9.1	6,163,569
Pharmaceuticals, Biotechnology & Life Sciences
Catalent Pharma Solutions Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	05/2021	847,854	854,084	1.3	849,177
Jaguar Holding Company II	Senior Secured First Lien	L + 325(2)	4.25%	08/2022	748,125	745,336	1.1	740,995
Medpace Holdings, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	04/2021	850,000	853,701	1.2	847,344
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2021	847,778	837,344	1.2	834,709
Synarc - Biocare Holdings LLC	Senior Secured First Lien		7.75%	03/2021	15,500,000	15,114,545	22.2	15,114,545
					18,793,757	18,405,010	27.0	18,386,770
Real Estate
Capital Automotive L.P.(3)	Senior Secured Second Lien	L + 500(4)	6.00%	04/2020	500,000	509,637	0.7	504,585
Retailing
Academy, Ltd.	Senior Secured First Lien	L+ 400(2)	5.00%	07/2022	942,705	948,150	1.4	939,114
Dollar Tree, Inc.(3)	Senior Secured First Lien	L + 275(4)	3.50%	07/2022	1,000,000	1,003,722	1.5	1,002,085
J.C. Penney Corporation, Inc.(3)	Senior Secured First Lien	L + 500(2)	6.00%	05/2018	995,799	996,220	1.4	991,911
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350(2)	4.50%	08/2021	997,481	1,005,796	1.5	997,900
PetSmart, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	03/2022	847,875	850,439	1.2	847,383
					4,783,861	4,804,327	7.0	4,778,393
Software & Services
Compuware Corporation	Senior Secured First Lien	L + 525(2)	6.25%	12/2021	996,237	978,572	1.4	962,614
Epicor Software Corporation	Senior Secured First Lien	L + 375(2)	4.75%	06/2022	997,500	999,339	1.5	992,513
First Data Corporation	Senior Secured First Lien	L + 400(4)	4.20%	03/2021	1,000,000	1,004,862	1.5	999,995
Informatica- Italics Merger Sub LLC(3)	Senior Secured First Lien	L + 350(2)	4.50%	08/2022	850,000	851,236	1.2	846,218

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Magic Newco LLC(3)	Senior Secured First Lien	L + 400(2)	5.00%	12/2018	997,432	1,000,987	1.5	999,801
Mediaocean LLC	Senior Secured First Lien	L + 475(4)	5.75%	08/2022	5,500,000	5,445,644	8.0	5,479,375
Merrill Communications, LLC	Senior Secured First Lien	L + 525(2)	6.25%	06/2022	$994,020	$997,669	1.5%	$991,535
Sophia, L.P.(5)	Senior Secured First Lien	L + 375(2)	4.75%	09/2022	750,000	749,400	1.1	749,415
SS&C Technologies Inc.(3)	Senior Secured First Lien	L + 325(4)	4.00%	07/2022	284,978	284,404	0.4	285,928
The Active Network, Inc.	Senior Secured First Lien	L + 450(2)	5.50%	11/2020	1,005,450	999,285	1.5	998,331
Tibco Software Inc.	Senior Secured First Lien	L + 550(4)	6.50%	12/2020	498,747	499,988	0.7	495,006
Wall Street Systems Delaware, Inc.(3)	Senior Secured First Lien	L + 350(2)	4.50%	04/2021	500,000	503,695	0.7	499,370
WP Mustang Holdings LLC	Senior Secured First Lien	L + 450(2)	5.50%	05/2021	997,475	1,001,151	1.4	980,852
					15,371,839	15,316,232	22.4	15,280,953
Technology Hardware & Equipment
Dell International LLC	Senior Secured First Lien	L + 325(2)	4.00%	04/2020	748,750	749,054	1.1	745,867
Riverbed Technology, Inc.	Senior Secured First Lien	L + 500(2)	6.00%	04/2022	997,494	1,012,751	1.4	1,000,402
Zebra Technologies Corporation(3)	Senior Secured First Lien	L + 400(2)	4.75%	10/2021	1,000,000	1,016,053	1.5	1,007,610
					2,746,244	2,777,858	4.0	2,753,879
Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 675(2)	7.75%	07/2020	1,000,000	1,004,864	1.5	1,001,250
Level 3 Financing Inc.(3)	Senior Secured First Lien	L + 300(2)	4.00%	01/2020	500,000	501,814	0.7	499,187
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500(2)	6.00%	11/2020	997,487	999,931	1.5	996,555
					2,497,487	2,506,609	3.7	2,496,992
Transportation
American Airlines, Inc.(3)	Senior Secured First Lien	L + 275(2)	3.50%	10/2021	500,000	501,823	0.7	499,063
Kenan Advantage Group, Inc.(7) (8)	Senior Secured First Lien			01/2017	71,809	268	—	(45)
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300(4)	4.00%	07/2022	678,191	680,664	1.0	677,771
					1,250,000	1,182,755	1.7	1,176,789
Utilities
Panda Sherman Power, LLC	Senior Secured First Lien	L + 750(2)	9.00%	09/2018	996,229	989,039	1.3	911,550

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
TPF II Power, LLC	Senior Secured First Lien	L + 450(2)	5.50%	10/2021	$993,047	$999,790	1.5%	$994,189
					1,989,276	1,988,829	2.8	1,905,739
Total Debt Investments
United States					$117,356,966	$115,525,793	168.7%	$114,961,643
Equity Investments
Capital Goods
Alion Science and Technology Corporation(10)	Common Stock				535,714	535,714	0.8	535,714
Commercial Services & Supplies
Universal Services Equity Investments(10)	Common Stock				1,000,000	1,000,000	1.5	1,000,000
Total Equity Investments
United States					$1,535,714	$1,535,714	2.3%	$1,535,714
Total United States						$117,061,507	171.0%	$116,497,357
Cayman Islands
Debt Investments
Materials
IBC Capital Limited(3)	Senior Secured First Lien	L + 375(2)	4.75%	09/2021	$847,870	834,622	1.2	813,955
Total Debt Investments
Cayman Islands					$847,870	$834,622	1.2%	$813,955
						$834,622	1.2%	$813,955
Total Cayman Islands
Canada
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Concordia Healthcare Corp.(3)	Senior Secured First Lien	L + 375(4)	4.75%	04/2022	498,750	503,622	0.7	498,959
Total Debt Investments					$498,750	$503,622	0.7%	$498,959
Canada						$503,622	0.7%	$498,959
Total Canada
Luxembourg
Debt Investments
Media
Altice Financing SA(3)	Senior Secured First Lien	L + 450(2)	5.50%	07/2019	997,462	1,012,009	1.5	999,457
Total Debt Investments
Luxembourg					$997,462	$1,012,009	1.5%	$999,457
Total Luxembourg						$1,012,009	1.5%	$999,457
Total Investments						$119,411,760	174.4%	$118,809,728

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $68,130,341 as of September 30, 2015.
(1)

All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(3)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(4)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of September 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(5)	Position or portion thereof unsettled as of September 30, 2015.
(6)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of September 30, 2015 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(7)

The negative cost is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount or unfunded commitment on the loan.

(8)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(9)

The interest rate on these loans is subject to a base rate plus 2 month LIBOR, which as of September 30, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(10)	Non-income producing security.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on June 26, 2015 (“Commencement”). The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

On July 23, 2015, the Company formed CBDC Universal Equity, Inc., a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The financial statements of this entity are consolidated into the financial statements of the Company. All intercompany balances and transactions have been eliminated.

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

Basis of Presentation

The Company’s functional currency is United States dollars and these consolidated financial statements have been prepared in that currency. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the period from February 5, 2015 (Inception) to December 31, 2015.

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. The Company deposits its cash and cash equivalents with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

Investment Transactions

Investments purchased on a secondary market are recorded on the trade date. Loan originations are recorded on the date of the binding commitment, which is generally the funding date. Realized gains or losses are recorded on the First In, First Out (“FIFO”) method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investment Valuation

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. There were no transfers between levels during the period from June 26, 2015 (Commencement) through September 30, 2015.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the consolidated statement of operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. See Note 7. Commitments and Contingencies for additional discussion of certain related party transactions with the Advisor.

Debt Issuance Costs

The Company records expenses related to issuance of debt obligations as deferred financing costs. These expenses are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of September 30, 2015 there was $311,892 of deferred financing costs on the Company’s Consolidated Statement of Assets and Liabilities.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2015, no loans had been placed on non-accrual status by the Company.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies. We may also generate revenue in the form of commitment or origination fees. These loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan. Fees for providing managerial assistance to our portfolio companies are generally non-recurring and are recognized as revenue when services are provided.

In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the investment’s life using the effective yield method.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

As of September 30, 2015, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

CBDC Universal Equity, Inc. has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014—15 (“ASU 2014-15”), “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03(“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Cost.”  The new guidance is to simplify presentation of debt issuance costs and require that debt issuance costs be presented in the Statement of Assets and Liabilities as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years that begin after December 15, 2015. At this time, management is evaluating the implications of ASU 2015-03 and its impact to consolidated financial statements.

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

For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company incurred expenses of $107,186 and $112,934, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $108,169 was payable at September 30, 2015.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (SSB) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company incurred expenses of $143,614 and $144,036, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $162,431 was payable at September 30, 2015.

Investment Advisory Agreement

On June 2, 2015, the Company entered into the Investment Advisory Agreement with the Advisor. Under the terms of the Investment Advisory Agreement, the Advisor will provide investment advisory services to the Company and its portfolio investments. The Advisor’s services under the Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Advisor the Base Management Fee as discussed below and may also pay certain Incentive Fees as discussed below.

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

For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company incurred management fees of $261,407 and $269,316, respectively, of which $261,406 was payable at September 30, 2015.

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

From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Amounts payable to the Advisor are settled in the normal course of business without formal payment terms. See Note 7. Commitments and Contingencies for additional discussion of certain related party transactions with the Advisor.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company recorded directors’ fees of $62,745 and $67,544, respectively, of which $42,953 was payable at September 30, 2015.

Note 4. Investments

The Company’s investments at any time may include securities and other financial instruments or other assets of any sort, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (such as credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these consolidated financial statements as “investments”).

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of September 30, 2015, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at September 30, 2015:

Investment Type	Cost	Fair Value	Percentage of Net Assets
Senior Secured First Lien	$96,624,434	$95,508,913	140.19%
Senior Secured Second Lien	16,399,923	16,765,101	24.61%
Unsecured Debt	4,851,689	5,000,000	7.34%
Common Stock	1,535,714	1,535,714	2.25%
Total Investments	$119,411,760	$118,809,728	174.39%

The industry composition of Investments at fair value at September 30, 2015 is as follows:

Industry	Cost	Fair Value	Percentage of Net Assets
Capital Goods	$11,306,646	$11,313,264	16.61%
Commercial & Professional Services	16,822,449	16,985,589	24.93%
Commercial Services & Supplies	1,000,000	1,000,000	1.47%
Consumer Durables & Apparel	1,007,925	1,002,225	1.47%
Consumer Services	7,647,026	7,550,838	11.08%
Energy	1,271,766	1,056,393	1.55%
Food & Staples Retailing	2,105,810	2,085,933	3.06%
Food, Beverage & Tobacco	4,864,209	5,000,000	7.34%
Health Care Equipment & Services	5,459,226	5,392,967	7.92%
Insurance	1,502,238	1,498,522	2.20%
Materials	11,093,575	10,977,912	16.11%
Media	7,336,011	7,163,026	10.51%
Pharmaceuticals, Biotechnology & Life Sciences	18,908,632	18,885,729	27.72%
Real Estate	509,637	504,585	0.74%
Retailing	4,804,327	4,778,393	7.01%
Software & Services	15,316,232	15,280,953	22.43%
Technology Hardware & Equipment	2,777,858	2,753,879	4.04%
Telecommunication Services	2,506,609	2,496,992	3.67%
Transportation	1,182,755	1,176,789	1.73%
Utilities	1,988,829	1,905,739	2.80%
Total Investments	$119,411,760	$118,809,728	174.39%

The geographic composition of Investments at fair value at September 30, 2015 is as follows:

Geographic Region	Cost	Fair Value	Percentage of Net Assets
United States	$117,061,507	$116,497,357	170.99%
Luxembourg	1,012,009	999,457	1.47%
Cayman Islands	834,622	813,955	1.19%
Canada	503,622	498,959	0.73%
Total Investments	$119,411,760	$118,809,728	174.39%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$5,000,000	$5,000,000
Senior Secured First Lien	—	73,530,409	21,978,504	95,508,913
Senior Secured Second Lien	—	11,765,101	5,000,000	16,765,101
Common Stock	—	—	1,535,714	1,535,714
Total Investments	$—	$85,295,510	$33,514,218	$118,809,728

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from June 26, 2015 (Commencement) through September 30, 2015 based off of fair value hierarchy at September 30, 2015:

		Senior	Senior
	Common	Secured -	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of June 26, 2015	$—	$—	$—	$—	$—
Amortized discounts/premiums	—	3,351	1,709	1,689	6,749
Paid in-kind interest	—	—	—	—	—
Net realized gain (loss)	—	18	—	—	18
Net change in unrealized appreciation (depreciation)	—	(81,104)	135,791	148,311	202,998
Purchases	1,535,714	22,058,754	4,862,500	4,850,000	33,306,968
Sales/Return of capital	—	(2,515)	—	—	(2,515)
Balance as of September 30, 2015	$1,535,714	$21,978,504	$5,000,000	$5,000,000	$33,514,218

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2015	$—	$(81,104)	$135,791	$148,311	$202,998

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements
Investment Type	Fair value as of September 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured-First Lien	$20,065,704	Discounted Cash flows	Discount Rate	8.3% - 9.4% (8.5%)
	$1,912,800	Market Rate	Market Yield	8.2% - 12.5% (10.2%)

Senior Secured-Second Lien(1)	$5,000,000	Discounted Cash flows	Discount Rate	10.4%

Unsecured Debt(1)	$5,000,000	Discounted Cash flows	Discount Rate	11.4%

Common Stock	$1,535,714	Market Multiple	Comparable EBITDA multiple	9.8x - 11.2x (10.3x)

(1) The range for an investment type category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2015. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facility, as of September 30, 2015, approximates its carrying value as the outstanding balances are callable at carrying value. The determination of fair values involves Level 3 inputs.

Note 6. Debt

On June 29, 2015, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with various lenders. Natixis, New York Branch, one of the lenders, also serves as administrative agent under the Revolving Credit Facility. The Revolving Credit Facility has an aggregate committed amount of $75 million.

The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments (See Note 7. Commitments, Contingencies and Indemnifications) and substantially the entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of September 30, 2015, the Company was in compliance with these covenants.

Borrowings under the Revolving Credit Facility bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a 1.45% margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a 1.45% margin. The Company pays a fee of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on June 29, 2016.

Costs of $419,678 were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility on a straight-line basis.

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2015, the Company’s asset coverage ratio was 2.29 to 1.

The Company’s outstanding borrowings as of September 30, 2015 were as follows:

	As of September 30, 2015
	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$75,000,000	$52,000,000	$52,000,000

The summary information regarding the Revolving Credit Facility for the three months ended September 30, 2015 and for the period from June 26, 2015 (Commencement) through September 30, 2015 were as follows:

	For the three months ended September 30, 2015 (Unaudited)	For the period from February 5, 2015 (inception) to September 30, 2015 (1) (Unaudited)
Borrowing interest expense	$122,212	$122,212
Facility fees	24,684	25,517
Amortization of financing costs	105,580	107,786
Total	$252,476	$255,515
Weighted average interest rate	1.82%	1.82%
Average outstanding balance	$26,706,522	$10,367,089

(1)              The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015 the Company had $684,054 of unfunded commitments under loan and financing agreements.

	September 30, 2015
	Commitment	Unfunded	Fair
	Date(1)	Commitment	Value

Senior Secured First Lien
Keenan Advantage Group, Inc.	1/23/2017	$71,809	$(45)
Total Senior Secured First Lien		$71,809	$(45)

Senior Secured Second Lien
USAGM HoldCo LLC	10/28/2015	$612,245	$(4,592)
Total Senior Secured Second Lien		$612,245	$(4,592)
Total		$684,054	$(4,637)

(1)  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Other Commitments and Contingencies

As of September 30, 2015 the Company had $211.1 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments related to these capital commitments totaled $142.1 million as of September 30, 2015.

Up to June 25, 2015, the Company’s efforts have been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the period from June 26, 2015 (Commencement) through September 30, 2015, the Advisor allocated to the Company $156,620 of equity offering costs and $111,957 of organization costs, of which $0 was included in Due to Advisor on the Consolidated Statement of Assets and Liabilities at September 30, 2015.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $142.0 million as of September 30, 2015.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the period from June 26, 2015 (Commencement) through September 30, 2015:

	Period Ended
	September 30, 2015(1)
Quarter Ended	Shares	Amount
September 30, 2015	2,100,840	$42,000,000
June 30, 2015	1,350,000	27,000,000
Total Capital Drawdowns	3,450,840	$69,000,000

(1)              The Company commenced operations on June 26, 2015.

Prior to the listing of the Company’s shares on an exchange, stockholders who “opt in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board preceding the date such dividend was declared.

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

At September 30, 2015, CCG LP and its affiliates owned 4.74% of the outstanding common shares of the Company.

For the period from February 5, 2015 (Inception) through September 30, 2015 distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
June 30, 2015	$0	$0.0000
September 30, 2015	$151,009	$0.0438

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended September 30, 2015 (Unaudited)	For the period from February 5, 2015 (inception) to September 30, 2015 (1) (Unaudited)
Net increase (decrease) in net assets from operations	$(483,712)	$(562,030)
Weighted average common shares outstanding	2,263,409	881,213
Earnings per common share-basic and diluted	$(0.21)	$(0.64)

(1)              The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 10. Income Taxes

For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015, the Company recognized a provision for income tax on unrealized gain on investments of $0.0 million and $0.0 million, respectively, for the Taxable Subsidiary. For the period from February 5, 2015 (Inception) to September 30, 2015 the Company recognized no income tax or benefit related to the taxable subsidiary. As of September 30, 2015, $0.0 million was included in the deferred tax liability on the Consolidated Statement of Assets and Liabilities.

As of September 30, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax Cost	$119,411,760

Gross unrealized appreciation	643,798
Gross unrealized depreciation	(1,245,830)
Net unrealized investment depreciation	$(602,032)

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the period from June 26, 2015 (Commencement) through September 30, 2015 relating to the common shares issued on September 30, 2015 pursuant to the Subscription Agreements:

For the period from June 26, 2015 (Commencement) through
September 30, 2015* (Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	0.02
Net realized and unrealized gains (losses) on investments(2)	(0.19)
Net increase (decrease) in net assets resulting from operations	(0.17)
Distributions declared from net investment income(3)	(0.04)
Offering costs	(0.05)

Net asset value, end of period	$19.74
Shares outstanding, end of period	3,450,840
Weighted average shares outstanding	2,160,697
Total return(4)(5)	(1.00)%

Ratio/Supplemental Data:
Net assets, end of period	$68,130,341
Ratio of total expenses to average net assets(6)	8.49%
Ratio of net investment income to average net assets(6)	1.01%
Ratio of interest and credit facility expenses to average net assets(7)	2.10%
Portfolio turnover rate(5)	1.22%
Asset coverage ratio(8)	2.29

*	The Company commenced operations on June 26, 2015.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	Not annualized.
(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015.

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

We must not invest in any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the investments are made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

In addition, we may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies. We may also generate revenue in the form of commitment or origination fees. These loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan. Fees for providing managerial assistance to our portfolio companies are generally non-recurring and are recognized as revenue when services are provided. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the investment’s life using the effective yield method.

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

Leverage

We also incur interest and credit facility expenses in connection with our revolving credit agreement with Natixis, New York Branch as the administrative agent and one of the lenders (the “Revolving Credit Facility”). Interest and credit facility expenses under our Revolving Credit Facility consist of interest expenses, amortization of deferred financing costs and upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility.

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

PORTFOLIO INVESTMENT ACTIVITY

We seek to create a diverse portfolio that includes primarily senior secured first-lien, “unitranche” (which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position), senior secured second lien and subordinated loans and minority equity securities by primarily investing approximately $5.0 million to $10.0 million of capital, on average, in the securities of U.S. middle market companies. We may also selectively invest more than $10.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of September 30, 2015, our portfolio at fair value was comprised of the following.

($ in millions)	September 30, 2015 (1)	Percentage
Senior secured first-lien	$95.6	80.0%
Unitranche	0.0	0.0%
Senior secured second-lien	17.4	14.5%
Subordinated	5.0	4.2%
Equity	1.5	1.3%

Total investments	$119.5	100.0%

(1)         Excludes unfunded commitments of $0.7 million.

The following table shows the asset mix of our new investment commitments for the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015:

	For the three months ended September 30, 2015		For the period from February 5, 2015 (Inception) to September 30, 2015 (1)
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$84.5	79.8%	$97.6	80.6%
Unitranche	0.0	0.0%	0.0	0.0%
Senior secured second-lien	15.0	14.2%	17.0	14.1%
Subordinated	4.9	4.6%	4.9	4.0%
Equity	1.5	1.4%	1.5	1.3%
Total new investment commitments	$106.0	100.0%	$121.0	100.0%

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

As of September 30, 2015, we had investments in 104 portfolio companies with an aggregate fair value of $119.5 million.

For the three months ended September 30, 2015, we had investment exits and repayments of $0.9 million. For this period, we had sales of securities in one portfolio company aggregating approximately $0.0 million in net proceeds. For the three months ended September 30, 2015, we had a net portfolio increase of $105.1 million aggregate principal amount.

For the period from February 5, 2015 (Inception) to September 30, 2015, we had investment exits and repayments of $0.9 million. For this period, we had sales of securities in one portfolio company aggregating approximately $0.0 million in net proceeds. For the period from February 5, 2015 (Inception) to September 30, 2015, we had a net portfolio increase of $120.1 million aggregate principal amount.

The following table presents certain selected information regarding our investment portfolio at fair value as of September 30, 2015:

September 30, 2015
Weighted average total yield to maturity of debt and income producing securities	6.9%
Weighted average interest rate of debt and income producing securities	6.5%
Percentage of debt bearing a floating rate	82.2%
Percentage of debt bearing a fixed rate	17.8%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2015.

($ in millions)	September 30, 2015 Amortized Cost (1)	Percentage
Performing	$120.1	100.0%
Non-accrual	—	—

Total assets	$120.1	100.0%

(1)         Excludes unfunded commitments of $0.7 million.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The Advisor monitors our portfolio companies on an ongoing basis. The Advisor monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Advisor has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

•	contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other companies in the industry; and

•	possible attendance at, and participation in, board meetings.

As part of the monitoring process, the Advisor regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

1

Involves the least amount of risk in our portfolio. The investment/borrower is performing above expectations since investment, and the trends and risk factors are generally favorable, which may include the financial performance of the borrower or a potential exit.

2	Involves an acceptable level of risk that is similar to the risk at the time of investment. The investment/borrower is generally performing as expected, and the risk factors are neutral to favorable.

3

Involves an investment/borrower performing below expectations and indicates that the investment’s risk has increased somewhat since investment. The borrower’s loan payments are generally not past due and more likely than not the borrower will remain in compliance with debt covenants. An investment rating of 3 requires closer monitoring.

4

Involves an investment/borrower performing materially below expectations and indicates that the loan’s risk has increased materially since investment. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due). Placing loans on non-accrual status should be considered for investments rated 4.

5

Involves an investment/borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since investment. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and the fair market value of the loan should be reduced to the anticipated recovery amount. Loans with an investment rating of 5 should be placed on non-accrual status.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2015 (1)
Investment	Investments at
Performance	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio
1	$1.3	1.1%
2	114.3	95.7%
3	3.8	3.2%
4	—	—
5	—	—
Total	$119.5	100.0%

(1)         Excludes unfunded commitments of $0.7 million.

RESULTS OF OPERATIONS

Operating results for the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015 were as follows

	For the three months ended September 30, 2015 (Unaudited)	For the period from February 5, 2015 (Inception) to September 30, 2015 (1) (Unaudited)

Total investment income	$1,155,318	$1,155,318
Less: Net expenses	1,047,331	1,114,621
Net investment income before income taxes	107,987	40,697
Income taxes	800	800
Net investment income after taxes	107,187	39,897
Net realized gain (loss) on investments	106	106
Net unrealized appreciation (depreciation) on investments	(591,005)	(602,032)
Net decrease in net assets resulting from operations	$(483,712)	$(562,029)

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Investment Income

	For the three months ended September 30, 2015 (Unaudited)	For the period from February 5, 2015 (Inception) to September 30, 2015 (1) (Unaudited)

Interest from investments	$1,155,318	$1,155,318
Dividend income	—	—
Other income	—	—
Total investment income	$1,155,318	$1,155,318

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

The Company commenced investment operations on June 26, 2015 (Commencement). We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until July 2015. No revenues were earned during the period prior to June 26, 2015 or for the period from June 26, 2015 (Commencement) to June 30, 2015.

Expenses

	For the three months ended September 30, 2015 (Unaudited)	For the period from February 5, 2015 (Inception) to September 30, 2015 (1) (Unaudited)

Interest and credit facility expenses	$252,476	$255,515
Management fees	261,406	269,316
Directors’ fees	62,745	67,544
Professional fees	114,500	114,500
Organization expenses	68,148	111,957
Other general and administrative expenses	288,056	295,789
Total expenses	$1,047,331	$1,114,621

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest and credit facility expenses

Interest and credit facility expenses includes interest, amortization of deferred financing costs and upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility. The Company first drew on the Revolving Credit Facility in July 2015. Interest and credit facility expenses for the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015 were approximately $0.3 million and $0.3 million, respectively. The weighted average debt outstanding for the three months ended September 30, 2015 was approximately $26.7 million and the average interest rate (excludes deferred upfront financing costs) on our weighted average debt outstanding was 2.2%.

Management fees

Management fees for the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015 were approximately $0.3 million and $0.3 million, respectively. Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). The Advisor will not be permitted to recoup any waived amounts at any time.

Professional Fees and Other General and Administrative Expenses

Professional fees for the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015 were $0.1 million and $0.1 million, respectively. Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents.

Other general and administrative expenses for the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015 were approximately $0.3 million and $0.3 million, respectively. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of invested capital. During the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015, we called $42.0 million and $69.0 million, respectively, and the Advisor allocated $0.1 million and $0.1 million, respectively, of organization costs to the Company, which was included in the Consolidated Statements of Operations.

During the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015, the Advisor also allocated $0.1 million and $0.2 million, respectively of offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of September 30, 2015, we had no accrual for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. During the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended September 30, 2015 (Unaudited)	For the period from February 5, 2015 (Inception) to September 30, 2015 (1) (Unaudited)

Realized losses on investments	$—	$—
Realized gains on investments	106	106
Net realized gains (losses)	$106	$106

Change in unrealized depreciation on investments	$(1,228,106)	$(1,245,830)
Change in unrealized appreciation on investments	637,100	643,798
Net unrealized appreciation (depreciation)	$(591,005)	$(602,032)

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended September 30, 2015 or for the period from February 5, 2015 (Inception) to September 30, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had $1.1 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) cash flows from operations; (2) future offerings of our common or preferred shares; and, (3) borrowings from our Revolving Credit Facility and from other banks or lenders.

Cash on hand, $4.3 million receivable for common stock issued combined with our uncalled capital commitments of $142.1 million and $23.0 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the period from June 26, 2015 (Commencement) to September 30, 2015, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At September 30, 2015, we had received capital commitments totaling $211.1 million, of which $10.0 million was from CCG LP.

During the period from June 26, 2015 (Commencement) to September 30, 2015, pursuant to the Subscription Agreements, we have delivered three capital drawdown notices to our investors relating to the issuance of 3,450,840.34 of our common shares for an aggregate offering of $69.0 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes. As of September 30, 2015, the Company had a receivable for an unfunded amount of $4.3 million relating to the September 16, 2015 capital drawdown notice.

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

As of September 30, 2015, we had $52 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See Note 6. Debt to our financial statements for more detail on the Revolving Credit Facility.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2015, our asset coverage ratio was 2.29 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

In addition to the discussion below, our critical accounting policies are further described in Note. 2 Summary of Significant Accounting Policies to our consolidated financial statements.

Investment Valuation

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. There were no transfers between levels during the period from June 26, 2015 (Commencement) through September 30, 2015.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the period from June 26, 2015 (Commencement) through September 30, 2015, the Advisor allocated to the Company $156,620 of equity offering costs and $111,957 of organization costs, of which $0 was included in Due to Advisor on the Consolidated Statement of Assets and Liabilities at September 30, 2015.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2015, no loans had been placed on non-accrual status by the Company.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

As of September 30, 2015, all tax years of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

CBDC Universal Equity, Inc. has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements.

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014—15 (“ASU 2014-15”), “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See footnote 2 to our financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund a portion of our investments with borrowings and our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of September 30, 2015, 83.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility also bears interest at variable rates.

Assuming that our consolidated balance sheet as of September 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations

Up 300 basis points	$2.3	$1.6	$0.7
Up 200 basis points	$1.3	$1.0	$0.3
Up 100 basis points	$0.3	$0.5	$(0.2)
Down 25 basis points	$0.0	$(0.1)	$0.1

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the period from June 26, 2015 (Commencement) through September 30, 2015:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 2015	$20.00	63,950.73	—	$8,720,985
July 2015	—	—	—	8,720,985
August 2015	19.99	71,084.81		7,299,858
September 2015	19.99	28,433.92	—	6,731,407

Total	$20.00	163,469.46	—	$6,731,407

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

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Quarterly Report (File No. 000-55380) on Form 10-Q filed on August 14, 2015).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: November 16, 2015	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 16, 2015	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer