Form 10-K
period 2015-12-31
Crescent Capital BDC, Inc.
filed 2016-03-25
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at March 25, 2015 was 4,056,316.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2016 annual meeting of stockholders are incorporated by reference in Part III.

CRESENT CAPITAL BDC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FOR

YEAR ENDED DECEMBER 31, 2015

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

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

See accompanying notes.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “CBDC,” “we,” “us,” “our,” and “the Company” refer to Crescent Capital BDC, Inc. The term “Advisor” refers to CBDC Advisors, LLC, a Delaware limited liability company. The term “Administrator” refers to CBDC Administration, LLC, a Delaware limited liability company. The term “CCG LP” refers to Crescent Capital Group LP and its affiliates.

Item 1. Business

General

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

The Company is managed by CBDC Advisors, LLC (the “Advisor”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). CBDC Administration, LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor.  The Board consists of five directors, three of whom are independent.

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments.  The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow, of $10 million to $250 million. We may on occasion invest in larger or smaller companies.  Our investments may include non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount (“OID”). We may also invest in securities that are rated below investment grade (e.g., junk bonds) by rating agencies or that would be rated below investment grade if they were rated. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments.  See “Item 1(c). Description of Business—Regulation as a Business Development Company—Qualifying Assets.”

The Company’s investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation by:

•                  accessing the  origination channels that have been developed and established by CCG LP;

•                  originating investments in what we believe to be companies with strong business fundamentals, generally within our core middle-market company focus;

•                  working with private equity firms and other financial intermediaries (i.e., commercial banks, investment banks and other financial services firms), including those with whom CCG LP has invested in the past to source investment opportunities;

•                  applying the  underwriting standards of CCG LP; and

•                  leveraging the experience and resources of CCG LP to monitor our investments.

We may purchase interests in loans or make other debt investments, directly from our target companies as primary market or directly originated investments or through secondary market transactions in the “over-the-counter” market.  Although our focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets.  Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we often receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that can maximize the levered return potential of our portfolio.

Our investment philosophy emphasizes capital preservation through  credit selection and risk mitigation. We expect our targeted portfolio to provide downside protection through conservative cash flow and asset coverage requirements, priority in the capital structure and information requirements.

As a BDC under the Act and a RIC under the Code, our portfolio is subject to diversification and other requirements. See “—Certain U.S. Federal Income Tax Consequences.”

Our operations comprise only a single reportable segment. On July 23, 2015, the Company formed CBDC Universal Equity, Inc., a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of a portfolio company organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. The financial statements of this entity are consolidated into the financial statements of the Company.

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Financing Investments With Borrowed Money.”

The Investment Advisor

The Advisor, a Delaware limited liability company and an affiliate of CCG LP, will act as our investment adviser. The Advisor is a registered investment adviser under the Advisers Act. Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.  The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with CCG LP, pursuant to which CCG LP provides the Advisor with experienced investment professionals (including the members of the Advisor’s investment committee) and access to the resources of CCG LP so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Advisor capitalizes on the  deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of CCG LP’s investment professionals.

About CCG LP

Crescent Capital Corporation, a predecessor to the business of CCG LP, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group.  On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed CCG LP, an employee-owned, registered investment adviser. With its headquarters in Los Angeles, CCG LP has approximately 140 employees based in four offices in the U.S. and Europe. Messrs. Attanasio and Chapus head CCG LP’s management committee, which oversees all of CCG LP’s investment strategies.

The Board of Directors

Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Our Board consists of five members, three of whom are not “interested persons” of CBDC, the Advisor, the Administrator or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of our Board. Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly determinations of the fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Investment Advisory Agreement; Administration Agreement; License Agreement

Our investment activities are managed by our Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. On June 2, 2015, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Advisor, pursuant to which we have agreed to pay the Advisor a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee are ultimately borne by our stockholders.

The base management fee is calculated at an annual rate of 1.5% of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase.  The Advisor, however, during periods prior to a Qualified IPO (as defined below) will agree to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay the Company’s expenses). A “Qualified IPO” is an initial public offering of the Company’s common stock that results in an unaffiliated public float of at least the lower of $75 million or 15% of the aggregate capital commitments received prior to the date of such initial public offering. The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board.

We will pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee based on income and an incentive fee based on capital gains. The first part, the “income incentive fee”, which is described in more detail in the bullet points below, are calculated and payable quarterly in arrears and (a) equals 100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized), or “Hurdle,” and a “catch-up” feature, until the Advisor has received, (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the pre-incentive fee net investment income for the current quarter up to the “catch-up” and (b) (i) prior to a Qualified IPO, 15% or (ii) after a Qualified IPO, 17.5%, of all remaining pre-incentive fee net investment income above the “catch-up.” The second part, the capital gains incentive fee, are determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Incentive Fee Structure Relating to the Advisor.”

Pre-incentive fee net investment income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income is compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. PIK interest and OID will also increase our pre-incentive fee net investment income and make it easier to surpass the fixed Hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the 1.5% base management fee.

Prior to the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•                  no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7647% by the Company’s net asset value at the beginning of each applicable calendar quarter. The Pre-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Pre-Qualified IPO Catch-Up Amount in any calendar quarter; and

•                  for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Pre-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 15% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

On and after the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•                  no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.8182% by the Company’s net asset value at the beginning of each applicable calendar quarter. The Post-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Post-Qualified IPO Catch-Up Amount in any calendar quarter; and

•                  for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Post-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 17.5% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. The Company does not currently intend to institute a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. If the Qualified IPO occurs on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after a Qualified IPO.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to a Qualified IPO, and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after a Qualified IPO. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% or 17.5%, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below after a Qualified IPO.

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

Our Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.

On June 2, 2015, we also entered into an administration agreement (the “Administration Agreement”) with the Administrator, an affiliate of CCG LP, pursuant to which the Administrator will provide the administrative services necessary for us to operate, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and any other staff, to the extent they perform a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead is determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and is subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “Fees and Expenses.” In addition, the Advisor is permitted to delegate its duties under the Administration Agreement to affiliates or third parties and we will reimburse the expenses of these parties incurred and paid by the Advisor on our behalf.

Both the Investment Advisory Agreement and the Administration Agreement have been approved by our Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Dependence Upon Key Personnel of CCG LP.”

Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our Board in following or declining to follow the Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including, without limitation, the Administrator, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including, without limitation, and the Administrator, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement constitutes a waiver or limitation of any rights that the Company may have under any applicable federal or state securities laws.

We have also entered into a license agreement with CCG LP under which CCG LP has agreed to grant us a non-exclusive, royalty-free license to use the name “Crescent Capital.”

Investment Decision Process

Through the resources of CCG LP, the Advisor will have access to  origination capabilities and research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Over the years, CCG LP has designed its investment process to seek those investments which it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Our Advisor will apply CCG LP’s expertise to screen many of our investment opportunities as described below. Depending on the type of the investment and the obligor, Advisor may apply all or some of these levels of review, in its discretion. Based upon a favorable outcome of the diligence process described below, our Advisor’s investment committee will make a final decision on such investment and such investment will only be funded after approval.

Direct Originations: New directly originated investment opportunities will initially be reviewed by a senior investment professional to determine whether additional consideration is warranted. Factors influencing this decision include fundamental business considerations, including borrower industry, borrower financial leverage and quality of management as well as private equity sponsor involvement (if any). In the event of a positive review, potential investments will be further reviewed with senior and junior investment professionals. If the team agrees on the fundamental attractiveness of the investment, the review phase will proceed with preliminary strategic and financial analyses. At this point, CCG LP will utilize its credit analysis methodology to outline credit and operating statistics and identify key business characteristics through a dialogue with the proposed portfolio company’s management. Following this analysis, CCG LP will develop an initial structure and pricing proposal for the investment and preliminarily inform the investment committee of such proposal.

After satisfactory preliminary analysis and review, a  due diligence phase will begin, including completion of credit analysis, on-site due diligence (if deemed necessary), visits and meetings with management, reference checks and could include consultation with third-party experts. The credit analysis is a detailed, bottom-up analysis on the proposed portfolio company that generally includes an assessment of its market, competition, products, management and the equity sponsor or owner. Detailed financial analysis will also be performed at this stage with a focus on historical financial results. Projected financial information developed by the proposed portfolio company is analyzed and sensitized by CCG LP based upon the portfolio company’s historical results and CCG LP’s assessment of the portfolio company’s future prospects. The sensitivity analysis will highlight the variability of revenues and earnings, “worst case” debt service coverage and available sources of liquidity. As part of the overall evaluation, comparisons are made to similar companies to help assess a portfolio company’s asset coverage of debt, interest servicing capacity and competitive strength within its industry and market. At the completion of  due diligence, the investment committee will complete a checklist to verify that all identified issues have been covered or mitigated. Additionally during this stage, CCG LP will typically work with the management of the proposed portfolio company and its other capital providers to develop the structure of an investment, including negotiating among these parties on how our investment is expected to perform relative to the other forms of capital in its capital structure.

Syndicated Investments: For syndicated investments,  CCG LP seeks to pursue an investment process based upon evaluation of the credit fundamentals of issuers.  The foundation of this process is the “bottom-up” credit research process that CCG LP employs across multiple strategies.  In selecting investments, CCG LP’s investment professionals perform comprehensive analysis of credit worthiness, including an assessment of the business, an evaluation of management, an analysis of business strategy and industry trends, an examination of financial results and projections and a review of the security’s proposed terms.  Credit research is a critical component of the investment process.  In selecting investments, CCG LP’s respective portfolio management teams will analyze opportunities with an emphasis on principal preservation (i.e., an issuer’s ability to service its debt and maintain cash flow).

Investment Strategy

We intend to follow CCG LP’s traditional approach of investing, which is based upon fundamental credit research and  risk analysis. This approach reflects CCG LP’s view that the cornerstone of successful investing is fundamental credit analysis.

Specifically, we will pursue an  investment strategy targeting companies primarily in the middle-market. We believe that the middle-market is attractive as a result of the lack of available lending sources to smaller companies. We believe many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage. We also believe hedge funds and collateralized debt obligation/collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced liquidity for new investments. Specifically, CCG LP’s sourcing platform should enable it, on our behalf and through our Advisor, to identify and invest in creditworthy borrowers. In addition, to take advantage of investment opportunities in middle-market companies that are identified for us by CCG LP, we may invest alongside other pools of capital, including bank debt, high-yield and mezzanine funds managed by CCG LP. See “Item 7. Certain Relationships and Relation Transactions, and Director Independence” for a discussion of certain conflicts of interest of CCG LP and certain limitations on our ability to co-invest with other accounts advised by CCG LP.

We expect to target investments generally in companies that exhibit the following characteristics:

•                  businesses with strong franchises and sustainable competitive advantages;

•                  businesses operating in industries with barriers to entry;

•                  businesses in industries with positive long-term dynamics;

•                  businesses with cash flows that are dependable and predictable; and

•                  businesses with management teams with demonstrated track records and economic incentives.

We will seek to create a diversified portfolio of investments across various industries as a method to manage risk and capitalize on specific sector trends, although our investments may be concentrated in a small number of industries.

Investment Focus

Generally, we focus on investing in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies.  By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow, of $10 million to $250 million. We may on occasion invest in larger or smaller companies.

We generally invest in securities that are rated below investment grade (e.g., junk bonds) by rating agencies or that would be rated below investment grade if they were rated. See “Item 1A. Risk Factors—Risks Relating to Our Investments— Lack of Liquidity in Investments.” Our investments may include non-cash income features, including PIK interest and OID. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Risks Associated with OID and PIK Interest Income.”

Our business model is focused  on the direct origination of loans to middle-market companies.  The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations.  We expect to generate revenues primarily in the form of interest income from the investments we hold in addition to income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees.

We may purchase interests in loans or make other debt investments, directly from our target companies as primary market or directly originated investments or through secondary market transactions in the “over-the-counter” market.  Although our focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets.  Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we often receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that can maximize the levered return potential of our portfolio.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We expect to use the expertise of the investment professionals of CCG LP to which we will have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of CCG LP will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Operation in a Highly Competitive Market for Investment Opportunities.”

Fees and Expenses

Our primary operating expenses will include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement with our Administrator, operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company (the “Sub-Administration Agreements”) and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

•                  brokerage commissions;

•                  costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws;

•                  debt service and other costs of borrowings or other financing arrangements; and

•                  all other expenses reasonably incurred by us in connection with making investments and administering our business.

We have agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor is responsible for organization and private equity offering costs in excess of $1.5 million.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. Incentive Fees and costs relating to future offerings of securities would be incremental.

Capital Resources and Borrowings

We anticipate cash to be generated from our current private offering of common shares (the “Private Offering”) and other future offerings of securities (including a Qualified IPO), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

On June 29, 2015, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with various lenders. Natixis, New York Branch, one of the lenders, also serves as administrative agent under the Revolving Credit Facility. The Revolving Credit Facility has an aggregate committed amount of $75 million. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP).

The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments  and substantially the entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2015, the Company was in compliance with these covenants.

Borrowings under the Revolving Credit Facility bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company pays a fee of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on June 29, 2016.

For more information on our debt, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS——Financial Condition, Liquidity and Capital Resources.”

Dividend Reinvestment Plan

Prior to the listing of the Company’s shares on an exchange (a “Listing”), stockholders who “opt in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Subsequent to a Listing, stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Stockholders can elect to “opt in” or “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements.  We have adopted a dividend reinvestment plan that will provide for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then (i) prior to a Listing, stockholders who “opt in” to the Company’s dividend reinvestment plan and (ii) subsequent to a Listing, stockholders who do not “opt out” of the Company’s dividend reinvestment plan, will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. The elections of stockholders that make an election prior to a Listing shall remain effective after the Listing.

Administration

We do not currently have any employees. Each officer of the Company will also be an employee of the Advisor or its affiliates.

Our day-to-day investment operations are managed by the Advisor. Pursuant to its Resource Sharing Agreement with CCG LP, the Advisor will have access to the individuals who comprise our Advisor’s investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Advisor’s investment team. The Advisor may hire additional investment professionals to provide services to us, based upon its needs.

Regulation as a Business Development Company

We are regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. Until a Qualified IPO, we do not intend to list our common stock on a stock exchange and it will not be publicly traded. We will only pursue a Qualified IPO if and when the Advisor believes market conditions are appropriate for the Company to conduct a Qualified IPO and list its shares on an exchange. At such time, the Adviser will recommend that the Board approve such Qualified IPO. There can be no guarantee that a Qualified IPO will take place and investors should not rely on a Qualified IPO for liquidity.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we will generally be required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive relief order (other than in certain limited situations pursuant to current regulatory guidance).

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to be a RIC for U.S. tax purposes.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Item 1A. Risk Factors.”

Qualifying Assets

We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets”. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1.              Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. The principal categories of qualifying assets relevant to our business are the following:

a)             Issuer is organized under the laws of, and has its principal place of business in, the United States;

b)             Issuer is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c)              Issuer satisfies any of the following:

i.                  does not have any class of securities that is traded on a national securities exchange;

ii.               has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.            is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.           is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.              Securities of any eligible portfolio company which we control.

3.              Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.              Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.              Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.              Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Monitoring Investments

In most cases, we will not have board influence over portfolio companies. In some instances, the Advisor’s investment professionals may obtain board representation or observation rights in conjunction with our investments. In conjunction with our Advisor’s investment committee and our Board, the Advisor will take an active approach in monitoring all investments, which includes reviews of financial performance on at least a quarterly basis and may include discussions with management and/or the equity sponsor. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information regarding portfolio companies.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. See “Item I. Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC.” Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. Our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Financing Investments With Borrowed Money.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the board of directors.

Code of Ethics

As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Adviser have adopted codes of ethics which apply to, among others, our and our Adviser’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, directors and employees. . Our codes of ethics generally will not permit investments by our and the Advisor’s personnel in securities that may be purchased or sold by us.

We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to the Secretary of the Company, George Hawley, Crescent Capital BDC, Inc., 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California, 90025, Attention: CBDC Investor Relations, or by emailing us at investor.relations@crescentcap.com.

Compliance Policies and Procedures

We and our Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Joseph Hanlon currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•                  pursuant to Rule 13a-14 of the 1934 Act, our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•                  pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•                  pursuant to Rule 13a-15 of the 1934 Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•                  pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We will delegate our proxy voting responsibility to our Advisor. The Proxy Voting Policies and Procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and our non-interested directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Advisor recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote all proxies based upon the guiding principle of seeking to maximize the ultimate long-term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. The Advisor will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although the Advisor will generally vote against proposals that may have a negative impact on our portfolio securities, the Advisor may vote for such a proposal if there exists compelling long-term reasons to do so.

The Advisor’s proxy voting decisions are made by our Advisor’s investment committee. To ensure that the vote is not the product of a conflict of interest, the Advisor will require that: (1) anyone involved in the decision making process disclose to our Advisor’s investment committee, and disinterested directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Pursuant to our privacy policy, we will not disclose any non-public personal information concerning any of our stockholders who are individuals unless the disclosure meets certain permitted exceptions under Regulation S-P. We generally will not use or disclose any stockholder information for any purpose other than as required by law.

We may collect non-public information about investors from our Subscription Agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information will use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we permit access only by authorized personnel who need access to that information to provide services to us and our stockholders. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders will generally be stored on secured servers. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor’s subscription.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act..

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Election to be Taxed as a RIC

We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending on December 31, 2015. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute to our stockholders as dividends. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “—Taxation of U.S. Stockholders” and “—Taxation of Non-U.S. Stockholders” below.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

As a RIC and if we satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. We are subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We generally are subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (3) any net ordinary income and capital gains in excess of capital losses recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”).  We will not be subject to the U.S. federal excise tax on amounts on which we are required to pay U.S. federal income tax (such as retained net capital gains).  Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay the applicable U.S. federal excise tax.

To maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

•                  qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

•                  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•                  diversify our holdings so that at the end of each quarter of the taxable year:

i.                  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

ii.               no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because such OID or other amounts accrued are included in our investment company taxable income for the year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met.  Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or subject us to the 4% U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.  Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder.  In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock.  See “—Taxation of Stockholders” below for a discussion of the tax consequences to stockholders upon receipt of such dividends.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, investors may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code applied (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we failed to qualify for treatment as a RIC and such relief provisions did not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders.  We would not be able to deduct distributions to our stockholders, nor would distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. stockholders that are corporations for U.S. federal income tax purposes would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the 10-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. Before an investor invests in our common stock, the investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in our Registration Statement, before the investor decides whether to make an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and an investor may lose all or part of his or her investment.

Risks Relating to our Business and Structure

Limited Operating History

We were formed in February 2015 and commenced operations on June 26, 2015. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of an investor’s investment could decline substantially.

In addition, CCG LP has never managed a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other investment vehicles managed by CCG LP. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements.

Dependence Upon Key Personnel of CCG LP

We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the senior professionals of CCG LP to achieve our investment objectives. We expect that these senior professionals will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our Investment Advisory Agreement. We can offer no assurance, however, that senior professionals of CCG LP will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with CCG LP and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of CCG LP have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

The Advisor is an affiliate of CCG LP and will depend upon access to the investment professionals and other resources of CCG LP to fulfill its obligations to us under the Investment Advisory Agreement. The Advisor will also depend upon such investment professionals to obtain access to deal flow generated by CCG LP. Under a Resource Sharing Agreement entered into between CCG LP and the Advisor, CCG LP has agreed to provide the Advisor with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement provides that CCG LP will make available to the Advisor experienced investment professionals and access to the resources of CCG LP for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. Although we are a third-party beneficiary of the Resource Sharing Agreement, we cannot assure investors that CCG LP will fulfill its obligations under the agreement. We cannot assure investors that the Advisor will enforce the Resource Sharing Agreement if CCG LP fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of CCG LP and its affiliates or their information and deal flow.

The Advisor’s investment committee, which provides oversight over our investment activities, is provided to us by the Advisor under the Investment Advisory Agreement. The loss of any member of the Advisor’s investment committee or of other senior professionals of CCG LP would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Dependence on Strong Referral Relationships

We depend upon CCG LP to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CCG LP fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom CCG LP has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

No Guarantee to Replicate Historical Results Achieved by CCG LP

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Advisor’s investment committee or by CCG LP. We may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the Advisor’s investment committee or by CCG LP. Any such investments will be subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that we will replicate the historical results achieved by members of the Advisor’s investment committee or by CCG LP, and we caution investors that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Ability to Manage Our Business Effectively

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on CCG LP’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon CCG LP’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. CCG LP’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of CCG LP may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential Conflicts of Interest

As a result of our arrangements with CCG LP, the Advisor and the Advisor’s investment committee, there may be times when the Advisor or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Conflicts Related to Obligations of CCG LP or the Advisor’s Investment Committee

The members of the Advisor’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by CCG LP and/or its affiliates. Similarly, CCG LP and its affiliates may have other clients with similar, different or competing investment objectives.

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, CCG LP has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by CCG LP and its affiliates, for capital and investment opportunities. As a result, members of the Advisor’s investment committee who are affiliated with CCG LP will face conflicts in the allocation of investment opportunities among us, and other investment funds, accounts and investment vehicles managed by CCG LP and its affiliates. CCG LP intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. We expect that CCG LP and the Advisor will agree with our Board that, subject to applicable law, allocations among us and other investment funds, accounts and investment vehicles managed by CCG LP will generally be made based on capital available for investment in the asset class being allocated and the respective governing documents of such investment funds, accounts and investment vehicles. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or as imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Possession of Material Non-Public Information by Principals and Employees of CCG LP

Principals and other employees of CCG LP, including members of the Advisor’s investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Incentive Fee Structure Relating to the Advisor

In the course of our investing activities, we will pay management and incentive fees to the Advisor. We have entered into an Investment Advisory Agreement with the Advisor that provides that these fees are based on the value of our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our gross assets, the Advisor will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, the Advisor may benefit when capital gains are recognized and, because the Advisor will determine when to sell a holding, the Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of the Advisor has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk the Advisor will make more speculative investments in an effort to receive this payment.

Our Board is charged with protecting our interests by monitoring how the Advisor addresses these and other conflicts of interests associated with its services and compensation. While they are not expected to review or approve each investment decision or incurrence of leverage, our independent directors will periodically review the Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.

The part of the incentive fee payable to the Advisor relating to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Advisor to the extent that it encourages the Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under our Investment Advisory Agreement, the Advisor is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described below in “Risk Factors—Risks Relating to Our Business and Structure—Uncertainty as to the Value of Certain Portfolio Investments.” In connection with that determination, investment professionals from CCG LP may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for each portfolio investment will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value is made by our Board and not by such third-party valuation firm. In addition, each of the interested members of our Board has an indirect pecuniary interest in the Advisor. The participation of the Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Advisor by certain members of our Board, could result in a conflict of interest as the Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Conflicts Related to Other Arrangements With CCG LP and the Advisor’s Other Affiliates

We have entered into a license agreement with CCG LP under which CCG LP has agreed to grant us a non-exclusive, royalty-free license to use the name “Crescent Capital”. See “Item 1(c). Description of Business—General—Investment Advisory Agreement; Administration Agreement; License Agreement.” In addition, we have entered into an Administration Agreement with the Administrator pursuant to which we are required to pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under such Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This will create conflicts of interest that our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude CCG LP from licensing or transferring the ownership of the “Crescent Capital” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of CCG LP or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Crescent Capital” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Negotiation of the Investment Advisory Agreement with the Advisor and the Administration Agreement with the Administrator

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Advisor, the Administrator and their respective affiliates. Any such decision, however, could breach our fiduciary obligations to our stockholders.

Limited Liability and Indemnification of the Advisor

Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. It will not be responsible for any action of our Board in following or declining to follow the Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including, without limitation, its general partner and the Administrator, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including, without limitation, its general partner and the Administrator, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Restricted Ability to Enter Into Transactions with Affiliates

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. We consider the Advisor and its affiliates, including CCG LP, to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside CCG LP’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that CCG LP, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside CCG LP’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and CCG LP’s allocation policy. If the Company is prohibited by applicable law from investing alongside CCG LP’s investment funds, accounts and investment vehicles with respect to an investment opportunity, the Company will not participate in such investment opportunity. This allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by CCG LP and its affiliates will generally be made pro rata based on capital available for investment, as determined, in our case, by our Board as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by CCG LP. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by CCG LP is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of CCG LP’s clients, subject to the limitations described in the preceding paragraph, CCG LP will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by CCG LP has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

We, the Advisor and CCG LP intend to seek exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by CCG LP in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by CCG LP may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief will seek an exemptive order permitting us to invest with investment funds, accounts and investment vehicles managed by CCG LP in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. We expect that such exemptive relief permitting co-investments, if granted, would apply only if our independent directors review and approve each co-investment. The Company received the notice of exemptive relief from the SEC in early March 2016 and although the Company currently expects under normal circumstances to be granted exemptive relief soon, there can be no assurance if and when the SEC would grant such relief.

Restriction on Ability to Sell or Otherwise Exit Investments Also Invested in by Other CCG LP Investment Vehicles

We may be considered affiliates with respect to certain of our portfolio companies because certain investment funds, accounts or investment vehicles managed by CCG LP also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited. We intend to seek exemptive relief in relation to certain joint transactions; however, there is no assurance that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

Operation in a Highly Competitive Market for Investment Opportunities

A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by CCG LP. Although CCG LP will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential Conflicts of Interest” and “—Conflicts Related to Obligations of CCG LP or the Advisor’s investment committee.”

Possibility of Corporate-Level Income Tax

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

Possibility of the Need to Raise Additional Capital

We may need additional capital to fund new investments and grow our portfolio of investments once we have fully invested the net proceeds of the Private Offering. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

Required Distributions and the Recognition of Income

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Potential Adverse Tax Consequences as a Result of Not Being Treated as a “Publicly Offered Regulated Investment Company”

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act).  We cannot assure investors that we will be treated as a publicly offered regulated investment company for all years.  If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder.  Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Withholding of U.S. Federal Income Tax on Dividends for Non-U.S. Stockholders

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

Under an exemption recently made permanent by Congress, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if the stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us.  In particular, the exemption does apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains.  In the case shares of our common stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if we designate the payment as a dividend eligible for the exemption.  Also, because our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

PIK Interest Payments

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Advisor. The Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities.

Regulations Governing Our Operation as a BDC

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and stockholders may experience dilution.

Potential Default or Other Issues Under a Credit Facility

We intend to enter into one or more Credit Facilities. The closing of a Credit Facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such Credit Facility. If we are successful in securing a Credit Facility, we intend to use borrowings under such Credit Facility to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close a Credit Facility or obtain other financing.

In the event we default under a Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such Credit Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of certain Credit Facilities, the right to make capital calls of stockholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such Credit Facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.

Potential Limited Ability To Invest in Public Companies

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

Financing Investments With Borrowed Money

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we intend to borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of a Credit Facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as we expect that the base management fee payable to the Advisor will be payable based on the value of our gross assets, including those assets acquired through the use of leverage, the Advisor will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Advisor’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to us.

In addition, a Credit Facility will, and our future debt facilities may, impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Advisor.

Potential Limits Under a Credit Facility or Any Other Future Borrowing Facility

Each Credit Facility, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants a Credit Facility or any other borrowing facility may provide may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant Credit Facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.

In addition, we expect that under a Credit Facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant Credit Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

Adverse Developments in the Credit Markets

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility (including a Credit Facility), obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

Investing a Sufficient Portion of Assets in Qualifying Assets

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See—“Item 1(c). Description of Business—Qualifying Assets.”

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

Uncertainty as to the Value of Certain Portfolio Investments

We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the FASB Accounting Standards Codification, Fair Value Measurements and Disclosures (ASC Topic 820). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We will adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Potential Fluctuations in Quarterly Operating Results

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Potential Adverse Effects of New or Modified Laws or Regulations

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth therein and may shift our investment focus from the areas of expertise of CCG LP to other types of investments in which CCG LP may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investor’s investment.

Shadow Banking Regulatory Changes

There has been increasing commentary amongst regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of so called “shadow banking” (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). The Company is an entity outside the regulated banking system and certain of the activities of the Company may be argued to fall within this definition and, in consequence, may be subject to regulatory developments.  As a result, the Company and the Advisor could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render the continued operation of the Company unviable and lead to its premature termination or restructuring.

Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Stockholder Approval

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Potential Deterrence of Takeover Attempts

The General Corporation Law of the State of Delaware (the “DGCL”) contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Certificate of Incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons.” If our Board later repeals such resolution exempting business combinations, or if our Board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Certificate of Incorporation that classify our Board in three classes serving staggered three-year terms, and provisions of our Certificate of Incorporation authorizing our Board to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our Certificate of Incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our Certificate of Incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Potential Resignation of the Advisor and/or the Administrator

The Advisor has the right under the Investment Advisory Agreement to resign as our Investment Advisor at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, the Administrator has the right under the administration agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Advisor or the Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor or the Administrator, as applicable. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Incurrence of Significant Costs as a Result of Being a 1934 Act Reporting Company

As a 1934 Act reporting company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the 1934 Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

Dependence on Information Systems and Potential Systems Failures

Our business is highly dependent on the communications and information systems of CCG LP, to which we have access through our administrator, CBDC Administration. In addition, certain of these systems are provided to CCG LP by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Small Business Investment Company License

Principals of CCG LP may apply for a license to form a SBIC for the BDC. If the application is approved and the SBA so permits, the SBIC license will be transferred to a wholly-owned subsidiary of ours. Following such transfer, the SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure investors that the principals of CCG LP will be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to us. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Risks Related to our Investments

Potential Impact of Economic Recessions or Downturns

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From 2007 through 2009, the global capital markets experienced a period of disruption resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. These events, along with the deterioration of the housing market, illiquid market conditions, declining business and consumer confidence and the failure of major financial institutions in the United States, led to a decline of general economic conditions. This economic decline materially and adversely affected the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and to financial firms in particular during that time. These conditions may recur, in which case, to the extent that we wish to use debt to fund our investments, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, than what we expect, which could negatively affect our financial performance and results. A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Investments in Leveraged Portfolio Companies

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Volatility of Loans and Debt Securities of Leveraged Companies

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Investments in Private and Middle-Market Portfolio Companies

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of CCG LP’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and Investment Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

Lack of Liquidity in Investments

All of our assets may be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Some of our debt investments may contain interest rate reset provisions that may make it more difficult for the borrowers to make periodic interest payments to us. In addition, some of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.

Below Investment Grade Securities (i.e., “junk” bonds)

We may also invest in debt securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Potential Adverse Effects of Price Declines and Illiquidity in the Corporate Debt Markets

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

a comparison of the portfolio company’s securities to publicly-traded securities;

the enterprise value of a portfolio company;

the nature and realizable value of any collateral;

the portfolio company’s ability to make payments and its earnings and discounted cash flow;

the markets in which the portfolio company does business;

appraisals and reviews by third-party valuation firms; and

changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Proportion of Assets that May Be Invested in Securities of a Single Issuer

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Potential Failure to Make Follow-On Investments in Portfolio Companies

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by CCG LP’s allocation policy.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

We do not currently hold controlling equity positions in any of our portfolio companies and, although we may do so in the future, we do not currently intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults By Portfolio Companies

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of Debt Investments by Portfolio Companies

We will be subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to certain penalties. When this occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to pay, or the amount of, dividends on our common stock, which could result in a decline in the market price of our shares.

Potential Incurrence of Debt by Portfolio Companies That Ranks Equally With, or Senior to, Our Investments

We intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

the ability to cause the commencement of enforcement proceedings against the collateral;

the ability to control the conduct of such proceedings;

the approval of amendments to collateral documents;

releases of liens on the collateral; and

waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Subordinated Investments

We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

Contingent Liabilities Resulting from the Disposition of Investments

We currently expect that substantially all of our investments will involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Additional Risks of Hedging Transactions and/or Investments in Foreign Securities

The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. However, our portfolio may include debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the 1940 Act. We expect that these investments would focus on the same secured debt, unsecured debt and related equity security investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in loans and securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations or judgments or foreclosing on collateral, lack of uniform accounting and auditing standards and greater price volatility.

Engaging in either hedging transactions or investing in foreign loans and securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign loans and securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible for us to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those loans and securities would likely fluctuate as a result of factors not related to currency fluctuations.

Realizing Gains From Equity Investments

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Associated with OID and PIK Interest Income

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that shareholders be given notice of this fact.

The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

Even if accounting conditions are met, borrowers on such securities could still default when the Company’s actual collection is expected to occur at the maturity of the obligation.

PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until the completion of a Qualified IPO, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.

Shareholders

We have entered into separate Subscription Agreements with a number of investors for the Private Offering. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice, which will be delivered at least 10 business days prior to the required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price as determined by the Company’s Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses. Upon the earlier to occur of (i) a Qualified IPO, and (ii) the fourth anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions contained herein and in the Subscription Agreement.  Prior to a Qualified IPO, no investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Company provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

The Initial Closing was June 26, 2015. A limited number of additional closings are expected to occur from time to time as determined by the Company. In the event that the Company enters into a Subscription Agreement with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Company’s Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company’s common stock in accordance with the limitations under Section 23 of the 1940 Act.  The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses. At December 31, 2015, we had received capital commitments totaling $211.1 million, of which $10.0 million was from CCG LP.

Except as provided above, four years following the Initial Closing (the “Commitment Period”), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies within three years from the end of the Commitment Period that, in the aggregate, do not exceed 5% of total commitments, (d) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (e) fund any defaulted commitments.  The Commitment Period shall terminate earlier upon a Qualified IPO and investors will be released from any further obligation to purchase additional shares of common stock. The Company reserves the right to conduct new or additional offerings of securities in the future.

Holders

As of December 31, 2015, there were approximately 11 holders of record of our common stock.

Distribution Policy

To the extent that we have taxable income available, we intend to distribute quarterly dividends to our stockholders. The amount of our dividends, if any, will be determined by our Board of Directors. Dividends and distributions are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. We anticipate that our distributions will generally be paid from net investment income. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. However, if we do not generate sufficient net investment income during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year. Any dividends to our stockholders will be declared out of assets legally available for distribution.

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

We intend to make distributions in cash unless a stockholder elects to receive dividends and/or long-term capital gains distributions in additional shares of common stock.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

The following table summarizes the Company’s dividends declared and payable through the quarter ended December 31, 2015(1):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (2)
September 29, 2015	September 30, 2015	October 15, 2015	$0.04	$151,009	1.64%
December 29, 2015	December 30, 2015	January 15, 2016	$0.23	$924,998	5.47%

(1)              The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(2)              Annualized dividend yield is calculated by dividing declared dividend by the weighted average of the net asset value for the quarter and annualizing over 4 quarterly periods.

Dividend Reinvestment Plan

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

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of December 31, 2015 and for the period from February 5, 2015 (Inception) to December 31, 2015 have been derived from our audited consolidated financial statements, which are included in “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K, “Consolidated Financial Statements and Supplementary Data”.

For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Consolidated Statements of Operations Data
Income
Total investment income	$3,302,668
Expenses
Net expenses and income taxes	2,400,667
Net investment income (loss)	$902,001
Net realized gain (loss) on investments—non-controlled/non-affiliated	(73,241)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(2,983,802)
Net increase (decrease) in net asset resulting from operations	$(2,155,042)
Basic and diluted net decrease in net assets resulting from operations per common share (2)	$(0.75)
Dividends declared per common share (3)	$0.27

(1) The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(2) Net increase (decrease) in net assets resulting from operations for the period from June 26, 2015 (Commencement) through December 31, 2015, divided by the weighted average shares outstanding for the same period.

(3) Cumulative per share dividends declared by the Company’s Board of Directors for the period from June 26, 2015 (Commencement) through December 31, 2015, divided by the weighted average shares outstanding for the same period.

December 31, 2015
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$138,068,497
Cash, cash equivalents and foreign currency	4,767,556
Total assets	143,539,305
Revolving credit facility	54,710,850
Total liabilities	65,953,067
Total net assets	77,586,238
Net assets per share	$19.13

Other Data:
Number of portfolio companies at year end	108
Average funded investments in new portfolio companies/structured finance obligations	$1,278,412
Total return based on net asset value (1)	(3.0)%
Weighted average yield of debt investments at fair value (2)	7.23%
Weighted average yield of debt investments at amortized cost (2)	7.07%

(1) Total return based on net asset value is calculated as the change in net asset value per share during the period from June 26, 2015 (Commencement) through December 31, 2015 plus declared dividends per share, divided by the beginning net asset value per share.

(2) Weighted average yield on debt investments at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at fair value. Weighted average yield on debt investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at amortized cost.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis should be read in conjunction with ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS.” Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies and are incorporated under the laws of the State of Delaware on February 5, 2015 (Inception). We have elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured first-lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make other debt investments, directly from our target companies as primary market or directly originated investments or through secondary market transactions in the “over-the-counter” market. We invest in directly originated transactions and the broadly syndicated loan and high yield markets.

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

The Investment Advisor

Our investment activities will be managed by the Advisor, which will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.  The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Crescent Capital Group LP (“CCG LP”), pursuant to which CCG LP will provide the Advisor with experienced investment professionals (including the members of the Advisor’s investment committee) and access to the resources of CCG LP so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Advisor intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of CCG LP’s investment professionals.

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

•                  brokerage commissions;

•                  costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws;

•                  debt service and other costs of borrowings or other financing arrangements; and

•                  all other expenses reasonably incurred by us in connection with making investments and administering our business.

We have agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

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

PORTFOLIO INVESTMENT ACTIVITY

We seek to create a diverse portfolio that generally includes senior secured first-lien, “unitranche” (which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position), senior secured second lien and subordinated loans and minority equity securities by investing in the securities of U.S. middle market companies. We may also selectively invest more than $10.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of December 31, 2015, our portfolio at fair value was comprised of the following.

($ in millions)	December 31, 2015 (1)	Percentage
Senior secured first-lien	$99.0	70.6%
Unitranche	9.9	7.1%
Senior secured second-lien	24.2	17.3%
Subordinated	5.0	3.6%
Equity	2.0	1.4%

Total investments	$140.1	100.0%

(1)         Excludes unfunded commitments of $2.0 million.

The following table shows the asset mix of our new investment commitments for the period from February 5, 2015 (Inception) to December 31, 2015:

	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
($ in millions)	Cost	Percentage
Senior secured first-lien	$106.0	71.9%
Unitranche	9.8	6.7%
Senior secured second-lien	24.7	16.8%
Subordinated	4.9	3.3%
Equity	2.0	1.3%
Total new investment commitments	$147.4	100.0%

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

As of December 31, 2015, we had investments in 108 portfolio companies with an aggregate fair value of $140.1 million.

For the period from February 5, 2015 (Inception) to December 31, 2015, we had principal repayments of $3.5 million. For this period, we had sales of securities in three portfolio companies aggregating approximately $0.6 million in net proceeds. For the period from February 5, 2015 (Inception) to December 31, 2015, we had a net portfolio increase of $143.2 million aggregate principal amount.

The following table presents certain selected information regarding our investment portfolio at fair value as of December 31, 2015:

December 31, 2015
Weighted average total yield to maturity of debt and income producing securities	7.2%
Weighted average interest rate of debt and income producing securities	6.7%
Percentage of debt bearing a floating rate	85.2%
Percentage of debt bearing a fixed rate	14.8%

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2015.

($ in millions)	December 31, 2015 Amortized Cost (1)	Percentage
Performing	$143.2	100.0%
Non-accrual	—	—

Total assets	$143.2	100.0%

(1)         Excludes unfunded commitments of $2.0 million.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2015 (1)
Investment	Investments at
Performance	Fair Value	Percentage of
Rating	($ in millions)	Total Portfolio
1	$1.8	1.3%
2	134.3	95.9%
3	3.9	2.8%
4	—	—
5	—	—
Total	$140.0	100.0%

(1)         Excludes unfunded commitments of $2.0 million.

RESULTS OF OPERATIONS

Operating results for the period from February 5, 2015 (Inception) to December 31, 2015 were as follows

For the period from February 5, 2015 (Inception) to December 31, 2015 (1)

Total investment income	$3,302,668
Less: Net expenses	2,399,867
Net investment income before income taxes	902,801
Income taxes	800
Net investment income after taxes	902,001
Net realized gain (loss) on investments (2)	(73,241)
Net unrealized appreciation (depreciation) on investments(2)	(2,983,802)
Net decrease in net assets resulting from operations	$(2,155,042)

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(2)         Includes foreign exchange hedging activity.

Investment Income

For the period from February 5, 2015 (Inception) to December 31, 2015 (1)

Interest from investments	$3,302,668
Dividend income	—
Other income	—
Total investment income	$3,302,668

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

Expenses

For the period from February 5, 2015 (Inception) to December 31, 2015 (1)

Interest and credit facility expenses	$647,343
Management fees	605,497
Directors’ fees	135,549
Professional fees	282,321
Organization expenses	131,427
Other general and administrative expenses	597,730
Total expenses	$2,399,867

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest and credit facility expenses

Interest and credit facility expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Revolving Credit Facility. The Company first drew on the Revolving Credit Facility in July 2015. Interest and credit facility expenses for the period from February 5, 2015 (Inception) to December 31, 2015 was approximately $0.6 million. The weighted average debt outstanding for the period from February 5, 2015 (Inception) to December 31, 2015 was approximately $23.6 million and the average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding was 1.9%.

Management fees

Management fees, net of waived management fees, for the period from February 5, 2015 (Inception) to December 31, 2015 was approximately $0.6 million. Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Waived management fees for the period from February 5, 2015 (Inception) to December 31, 2015 was approximately $0.2 million. The Advisor will not be permitted to recoup any waived amounts at any time.

Professional Fees and Other General and Administrative Expenses

Professional fees for the period from February 5, 2015 (Inception) to December 31, 2015 was $0.3 million. Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents.

Other general and administrative expenses for the period from February 5, 2015 (Inception) to December 31, 2015 was approximately $0.6 million. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. During the period from February 5, 2015 (Inception) to December 31, 2015, we called $81.0 million and the Advisor allocated $0.1 million of organization costs to the Company, which was included in the Consolidated Statements of Operations.

During the period from February 5, 2015 (Inception) to December 31, 2015, the Advisor also allocated $0.2 million of offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of December 31, 2015, we had no accrual for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. During the period from February 5, 2015 (Inception) to December 31, 2015, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

For the period from February 5, 2015 (Inception) to December 31, 2015 (1) (Unaudited)

Realized losses on investments	$(67,505)
Realized gains on investments	121
Realized losses on foreign currency transactions	(5,857)
Realized gains on foreign currency transactions	—
Net realized gains (losses)	$(73,241)

Change in unrealized depreciation on investments	$(3,868,467)
Change in unrealized appreciation on investments	748,070
Change in unrealized depreciation on foreign currency translation	(215)
Change in unrealized appreciation on foreign currency translation	136,810
Net unrealized appreciation (depreciation)	$(2,983,802)

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks.  Generally, we do not intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We did not enter into any interest rate, foreign exchange or other derivative agreements during the period from February 5, 2015 (Inception) to December 31, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had $4.8 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand combined with our uncalled capital commitments of $130.1 million and $20.3 million undrawn amount on our Revolving Credit Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

During the period from June 26, 2015 (Commencement) to December 31, 2015, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At December 31, 2015, we had received capital commitments totaling $211.1 million, of which $10.0 million was from CCG LP.

During the period from June 26, 2015 (Commencement) to December 31, 2015, pursuant to the Subscription Agreements, we have delivered four capital drawdown notices to our investors relating to the issuance of 4,056,258.83 of our common shares for an aggregate offering of $81.0 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes. As of December 31, 2015, the Company received all amounts relating to the December 11, 2015 capital drawdown notice.

During the period from June 26, 2015 (Commencement) to December 31, 2015, we issued 57.25 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $1,145.

Revolving Credit Facility

On June 29, 2015, we entered into the Revolving Credit Facility with Natixis, New York Branch (“Natixis”) as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Revolving Credit Facility is $75 million, subject to availability under the borrowing base. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP).

Borrowings under the Revolving Credit Facility bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on June 29, 2016.

For the period from February 5, 2015 (Inception) to December 31, 2015, the components of interest expense were as follows:

For the period from February 5, 2015 (Inception) to December 31, 2015 (1)

Borrowing interest expense	$395,793
Unused facility fees	34,249
Amortization of upfront commitment fees	85,758
Amortization of deferred financing costs	131,543
Total expenses	$647,343

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

As of December 31, 2015, we had $54.7 million outstanding on the Revolving Credit Facility and we were in compliance with the terms of the Revolving Credit Facility. We intend to continue to utilize the Revolving Credit Facility on a revolving basis to fund investments and for other general corporate purposes. See Note 6. Debt to our financial statements for more detail on the Revolving Credit Facility.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2015, our asset coverage ratio was 2.42 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 7. Commitments, Contingencies and Indemnifications to our financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies should be read in connection with our risk factors as disclosed herein and in our Registration Statement on Form 10.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. There were no transfers between levels during the period from June 26, 2015 (Commencement) through December 31, 2015.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of capital contributed to the Company not to exceed 3 years from the initial capital commitment. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the period from June 26, 2015 (Commencement) through December 31, 2015, the Advisor allocated to the Company $183,858 of equity offering costs and $131,427 of organization costs, of which $46,709 was included in Due to Advisor on the Consolidated Statement of Assets and Liabilities at December 31, 2015.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2015, no loans had been placed on non-accrual status by the Company.

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

As of December 31, 2015, all tax years of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

We have invested, and plan to continue to invest,  in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2. Summary of Significant Account Policies to our financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of December 31, 2015, 85.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility also bears interest at variable rates.

Assuming that our consolidated balance sheet as of December 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations

Up 300 basis points	$3.2	$1.6	$1.6
Up 200 basis points	$2.0	$1.1	$0.9
Up 100 basis points	$0.8	$0.5	$0.2
Down 25 basis points	$(0.0)	$(0.1)	$0.1

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2015, we had £1.5 million outstanding on the Revolving Credit Facility as a natural hedge against a £3.0 million investment.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crescent Capital BDC, Inc.

We have audited the accompanying consolidated statement of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedule of investments, as of December 31, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the period from February 5, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with the custodian and directly with management or designees of the portfolio companies, as applicable. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Capital BDC, Inc. at December 31, 2015, the consolidated results of its operations, changes in its net assets, and its cash flows for the period from February 5, 2015 (inception) through December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 25, 2016

Crescent Capital BDC, Inc.

Consolidated Statement of Assets and Liabilities

As of December 31, 2015
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $141,151,386)	$138,068,497
Cash and cash equivalents	4,733,856
Cash denominated in foreign currency (cost of $33,915)	33,700
Interest receivable	429,610
Deferred financing costs, net	218,269
Prepaid expenses and other assets	55,373
Total assets	$143,539,305

Liabilities
Revolving credit facility	$54,710,850
Payable for investments purchased	9,179,625
Distributions payable	924,998
Management fees payable - affiliate	336,180
Due to Advisor - affiliate	46,709
Due to Administrator - affiliate	183,352
Professional fees payable	82,500
Directors’ fees payable	39,583
Interest and credit facility fees and expenses payable	106,146
Accrued expenses and other liabilities	343,124
Total liabilities	$65,953,067

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 per share (13,000,000 shares authorized, 4,056,316 shares issued and outstanding as of December 31, 2015)	$4,056
Paid-in capital in excess of par value	80,813,231
Accumulated net realized gain (loss)	(81,821)
Distributions in excess of net investment income	(165,426)
Net unrealized appreciation (depreciation) on investments	(2,983,802)
Total Net Assets	$77,586,238
Total Liabilities and Net Assets	$143,539,305
Net asset value per share	$19.13

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

For the period from February 5, 2015 (Inception) to December 31, 2015(1)
Investment Income:
Interest income from non-controlled and non-affiliated investments	$3,302,668
Total investment income	3,302,668

Expenses:
Interest and credit facility fees and expenses	647,343
Management fees (net of $213,694 waived for the period from February 5, 2015 (inception) to December 31, 2015)	605,497
Directors’ fees	135,549
Professional fees	282,321
Organization expenses	131,427
Other general and administrative expenses	597,730
Total expenses	2,399,867
Net investment income before taxes	902,801
Income taxes	800
Net investment income after taxes	902,001

Net realized and unrealized gains (losses) on investments:
Net realized loss on investments	(67,384)
Net realized loss on foreign currency transactions	(5,857)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(2,983,802)
Net realized and unrealized gains (losses)	(3,057,043)
Net decrease in net assets resulting from operations	$(2,155,042)

Per Common Share Data:
Net decrease in net assets resulting from operations per share (basic and diluted):	$(1.32)
Net investment income per share (basic and diluted):	$0.55
Weighted average shares outstanding (basic and diluted):	1,636,134

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statement of Changes in Net Assets

For the period from February 5, 2015 (Inception) to December 31, 2015(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$902,001
Net realized loss on investments and foreign currency transactions	(73,241)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(2,983,802)
Net decrease in net assets resulting from operations	(2,155,042)

Distributions to shareholders from:
Net investment income	(1,076,007)
Total distributions to shareholders	(1,076,007)

Capital transactions:
Issuance of common stock	81,500,000
Issuance of common stock pursuant to distribution reinvestment plan	1,145
Equity offering costs	(183,858)
Redemption of common stock	(500,000)
Net increase in net assets resulting from capital transactions	80,817,287
Total increase in net assets	77,586,238
Net assets at beginning of period	—
Net assets at end of period	$77,586,238
Distributions in excess of net investment income	$(165,426)

Changes in Shares
Common stock, at beginning of period	—
Issuance of common stock	4,057,259
Issuance of common stock pursuant to distribution reinvestment plan	57
Redemption of common stock	(1,000)
Common stock, at end of period	4,056,316

Distributions declared per share:	$0.27

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statement of Cash Flows

For the period from February 5, 2015 (Inception) to December 31, 2015(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,155,042)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(145,277,948)
Proceeds from sales of investments and principal repayments	4,101,110
Net realized (gain) loss on investments	67,384
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	2,983,802
Amortization of premium and accretion of discount, net	(41,932)
Amortization of deferred financing costs	217,301

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(429,610)
(Increase) decrease in prepaid expenses and other assets	(55,373)
Increase (decrease) in payable for investments purchased	9,179,625
Increase (decrease) in management fees payable - affiliate	336,180
Increase (decrease) in due to Advisor - affiliate	19,471
Increase (decrease) in due to Administrator - affiliate	183,352
Increase (decrease) in professional fees payable	82,500
Increase (decrease) in directors’ fees payable	39,583
Increase (decrease) in interest and credit facility fees and expenses payable	106,146
Increase (decrease) in accrued expenses and other liabilities	343,124
Net cash provided by (used for) operating activities	(130,300,327)

Cash flows from financing activities:
Issuance of common stock	81,500,000
Redemption of common stock	(500,000)
Financing costs paid related to revolving credit facility	(435,570)
Distributions paid	(149,864)
Equity offering costs paid	(156,620)
Borrowings on revolving credit facility	84,809,937
Repayments on revolving credit facility	(30,000,000)
Net cash provided by (used for) financing activities	135,067,883
Net increase (decrease) in cash, cash equivalents and foreign currency	4,767,556
Cash, beginning of period	—
Cash, cash equivalents and foreign currency, end of period	$4,767,556

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$298,379
Issuance of common stock pursuant to distribution reinvestment plan	$1,145
Accrued but unpaid offering costs	$27,238
Accrued but unpaid distributions	$924,998

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Capital Goods
Alion Science and Technology Corporation	Unsecured Debt			11.00%	08/2022	$5,000,000	$4,855,304	6.4%	$5,000,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	11/2020	844,426	827,105	1.0	800,355
Builders FirstSource, Inc.(3)	Senior Secured First Lien	L + 500	(2)	6.00%	07/2022	174,599	172,931	0.2	173,071
Doosan Infracore International, Inc.(3)	Senior Secured First Lien	L + 350	(2)	4.50%	05/2021	745,893	750,332	1.0	738,900
GYP Holdings III Corp.	Senior Secured First Lien	L + 375	(2)	4.75%	04/2021	860,744	839,879	1.1	826,315
MB Aerospace Holdings I, Inc.(3) (4)	Senior Secured First Lien	L + 550	(2)	6.50%	12/2022	3,000,000	2,970,000	3.8	2,970,000
McJunkin Red Man Corporation(3)	Senior Secured First Lien	L + 375	(5)	4.75%	11/2019	990,657	987,264	1.2	926,264
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	10/2021	746,231	751,561	1.0	739,388
Silver II US Holdings, LLC(3)	Senior Secured First Lien	L + 300	(2)	4.00%	12/2019	830,597	808,081	0.9	708,499
Univar Inc.(3)	Senior Secured First Lien	L + 325	(2)	4.25%	07/2022	748,125	751,693	0.9	725,887
						13,941,272	13,714,150	17.5	13,608,679
Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 450	(2)	5.50%	04/2022	995,000	1,006,241	1.3	995,622
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(2)	7.50%	07/2022	500,000	503,272	0.6	451,070
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(2)	4.25%	07/2021	845,718	846,130	1.1	815,166
Asurion LLC	Senior Secured Second Lien	L + 750	(2)	8.50%	03/2021	275,000	280,247	0.3	236,638
Asurion LLC	Senior Secured First Lien	L + 375	(2)	5.00%	05/2019	361,708	363,795	0.4	339,893
Asurion LLC	Senior Secured First Lien	L+ 400	(2)	5.00%	08/2022	497,500	496,798	0.6	456,207
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650	(5)	7.50%	12/2021	500,000	502,373	0.6	455,000
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	06/2020	745,731	749,266	0.9	735,787
IMC OP, LP	Senior Secured First Lien	L + 350	(2)	4.50%	08/2020	820,038	820,038	1.0	809,787
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(2)	4.25%	05/2020	995,158	992,899	1.3	970,692
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(5)	9.50%	07/2023	9,387,755	9,007,772	11.3	8,789,286
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(6)	9.50%	07/2023	612,245	606,344	0.7	573,214
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(2)	8.00%	09/2021	4,336,957	4,273,510	5.6	4,336,957
Valet Waste Holdings, Inc.(7)	Senior Secured First Lien				09/2021	217,391	207,887	0.3	217,391
Vencore, Inc.(4)	Senior Secured First Lien	L + 475	(2)	5.75%	11/2019	500,000	500,625	0.6	498,750
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(2)	8.25%	05/2022	250,000	244,073	0.3	223,750
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425	(2)	5.25%	05/2021	994,950	998,499	1.3	980,025
						22,835,149	22,399,769	28.2	21,885,235
Consumer Durables & Apparel
Varsity Brands, Inc.	Senior Secured First Lien	L + 400	(2)	5.00%	12/2021	994,975	1,005,021	1.3	987,513

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 810	(2)	9.10%	07/2020	$5,000,000	$4,953,211	6.4%	$4,950,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	11/2019	714,916	714,916	0.9	689,894
Scientific Games International, Inc.(3)	Senior Secured First Lien	L + 500	(2)	6.00%	10/2021	993,728	997,362	1.1	909,082
SkillSoft Corporation	Senior Secured First Lien	L + 475	(8)	5.75%	04/2021	994,962	976,176	1.0	781,046
						7,703,606	7,641,665	9.4	7,330,022
Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(5)	6.50%	12/2022	3,000,000	2,940,155	3.8	2,966,250
Energy
Fairmount Santrol, Inc.(3)	Senior Secured First Lien	L + 350	(2)	4.50%	09/2019	844,412	805,406	0.6	420,095
Murray Energy Corporation	Senior Secured First Lien	L + 650	(2)	7.50%	04/2020	497,456	466,951	0.4	320,506
						1,341,867	1,272,357	1.0	740,601
Food & Staples Retailing
Albertsons, LLC	Senior Secured First Lien	L + 450	(5)	5.50%	08/2021	994,987	1,001,408	1.3	988,276
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350	(2)	4.50%	09/2019	845,685	849,150	1.0	812,915
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750	(2)	8.50%	03/2020	250,000	252,331	0.3	225,000
						2,090,673	2,102,889	2.6	2,026,191
Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900	(8)	10.00%	02/2022	5,000,000	4,868,088	6.4	5,000,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(2)	5.25%	06/2021	750,000	742,600	1.0	740,625
						5,750,000	5,610,688	7.4	5,740,625
Health Care Equipment & Services
Alere, Inc.(3)	Senior Secured First Lien	L + 325	(5)	4.25%	06/2022	788,176	793,992	1.0	782,840
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	5.25%	07/2021	372,797	375,958	0.4	299,169
Concentra Inc.	Senior Secured First Lien	L + 300	(2)	4.00%	06/2022	746,250	746,250	1.0	743,138
Connolly Corporation	Senior Secured First Lien	L + 350	(2)	4.50%	05/2021	845,707	851,239	1.1	820,336
Heartland Dental, LLC	Senior Secured First Lien	L + 450	(2)	5.50%	12/2018	994,975	1,001,031	1.2	947,714
Onex Carestream Finance LP(3)	Senior Secured First Lien	L + 400	(2)	5.00%	06/2019	729,167	729,735	0.8	660,505
Onex Carestream Finance LP(3)	Senior Secured Second Lien	L + 850	(2)	9.50%	12/2019	197,728	197,728	0.2	176,472
						4,674,799	4,695,933	5.7	4,430,174
Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 475	(2)	5.75%	10/2022	750,000	746,827	1.0	746,565
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 450	(5)	5.75%	11/2018	746,144	750,042	0.9	736,817
Integro Parent, Inc.(4)	Senior Secured First Lien	L + 575	(2)	6.75%	09/2022	434,259	425,574	0.5	424,489
Integro Parent, Inc.(4)	Senior Secured First Lien	L + 575	(5)	6.75%	09/2022	65,741	64,426	0.1	64,262
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(2)	10.25%	09/2023	2,408,451	2,357,773	3.0	2,318,134
Integro Parent, Inc.(7) (9)	Senior Secured Second Lien				10/2023	7,606	—	—	(6,655)
						4,412,201	4,344,642	5.5	4,283,612

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Materials
Anchor Glass Container Corporation	Senior Secured First Lien	L + 350	(2)	4.50%	07/2022	$973,075	$976,877	1.3%	$971,557
AZ Chem US Inc.(3)	Senior Secured First Lien	L + 350	(5)	4.50%	06/2021	808,725	812,449	1.0	807,209
Berlin Packaging LLC	Senior Secured First Lien	L + 350	(2)	4.50%	10/2021	989,797	994,356	1.3	982,374
ECO Services Operations LLC	Senior Secured First Lien	L + 375	(5)	4.75%	12/2021	1,004,950	1,007,329	1.3	992,548
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(5)	4.50%	08/2021	975,474	979,553	1.2	957,335
Hilex Poly Co. LLC	Senior Secured First Lien	L + 500	(2)	6.00%	12/2021	997,487	1,008,242	1.3	997,737
Ineos US Finance LLC(3)	Senior Secured First Lien	L + 325	(5)	4.25%	03/2022	497,492	498,664	0.6	481,118
MacDermid, Inc.(3)	Senior Secured First Lien	L + 450	(5)	5.50%	06/2020	741,880	747,014	0.9	719,490
Onex Wizard US Acquisition Inc.(3)	Senior Secured First Lien	L + 325	(5)	4.25%	03/2022	844,496	846,565	1.1	833,082
Reynolds Group Holdings Inc.(3)	Senior Secured First Lien	L + 350	(5)	4.50%	12/2018	500,000	502,211	0.6	495,990
Royal Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	4.50%	06/2022	845,750	848,469	1.1	834,387
Tank Holding Corp.	Senior Secured First Lien	L + 425	(5)	5.25%	03/2022	973,034	982,211	1.2	959,353
						10,152,161	10,203,940	12.9	10,032,180

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(2)	4.25%	09/2021	995,374	996,368	1.2	949,517
CCO Safari III, LLC(3)	Senior Secured First Lien	L + 275	(5)	3.50%	01/2023	325,000	324,221	0.4	324,799
iHeartCommunications, Inc.(3)	Senior Secured First Lien	L + 675	(10)	7.17%	01/2019	1,000,000	940,318	0.9	703,575
Regal Cinemas Corporation(3)	Senior Secured First Lien	L + 300	(5)	3.75%	04/2022	845,750	850,172	1.1	844,917
Rentpath, Inc.(3)	Senior Secured First Lien	L + 525	(5)	6.25%	12/2021	994,975	1,004,422	1.1	878,065
Tribune Media Company(3)	Senior Secured First Lien	L + 300	(8)	3.75%	12/2020	497,500	499,860	0.7	491,281
WideOpenWest Finance LLC	Senior Secured First Lien	L + 350	(2)	4.50%	04/2019	845,739	848,341	1.1	817,462
						5,504,338	5,463,702	6.5	5,009,616

Pharmaceuticals, Biotechnology & Life Sciences
Catalent Pharma Solutions Inc.(3)	Senior Secured First Lien	L + 325	(5)	4.25%	05/2021	845,708	851,673	1.1	840,722
Jaguar Holding Company II	Senior Secured First Lien	L + 325	(2)	4.25%	08/2022	746,250	743,555	0.9	727,127
Medpace Holdings, Inc.	Senior Secured First Lien	L + 375	(5)	4.75%	04/2021	753,409	756,274	1.0	748,700
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	06/2021	845,707	835,726	0.9	722,023
Synarc - Biocare Holdings LLC	Senior Secured First Lien			7.75%	03/2021	15,500,000	15,129,017	20.0	15,500,000
						18,691,074	18,316,245	23.9	18,538,572
Real Estate
Capital Automotive L.P.(3)	Senior Secured Second Lien	L + 500	(5)	6.00%	04/2020	500,000	509,164	0.6	501,667
DTZ U.S. Borrower, LLC(3) (4)	Senior Secured Second Lien	L + 825	(2)	9.25%	11/2022	5,000,000	4,925,000	6.4	4,925,000
						5,500,000	5,434,164	7.0	5,426,667
Retailing
Academy, Ltd.	Senior Secured First Lien	L+ 400	(2)	5.00%	07/2022	940,205	945,471	1.2	909,451
Dollar Tree, Inc.(3)	Senior Secured First Lien	L + 275	(5)	3.50%	07/2022	997,500	1,001,088	1.3	996,258

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
J.C. Penney Corporation, Inc.(3)	Senior Secured First Lien	L + 500	(2)	6.00%	05/2018	$993,252	$993,636	1.2%	$978,354
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350	(2)	4.50%	08/2021	994,962	1,002,942	1.3	987,918
PetSmart, Inc.	Senior Secured First Lien	L + 325	(2)	4.25%	03/2022	845,750	848,225	1.0	825,346
						4,771,670	4,791,362	6.0	4,697,327
Software & Services
Compuware Corporation	Senior Secured First Lien	L + 525	(2)	6.25%	12/2021	993,728	976,699	1.2	929,548
Epicor Software Corporation	Senior Secured First Lien	L + 375	(2)	4.75%	06/2022	995,000	996,781	1.3	973,677
First Data Corporation	Senior Secured First Lien	L + 400	(10)	4.42%	03/2021	1,000,000	1,004,660	1.3	998,125
Informatica Corporation(3)	Senior Secured First Lien	L + 350	(2)	4.50%	08/2022	847,875	849,071	1.1	818,352
Magic Newco LLC(3)	Senior Secured First Lien	L + 400	(2)	5.00%	12/2018	994,865	998,150	1.3	996,109
Mediaocean LLC(4)	Senior Secured First Lien	L + 475	(5)	5.75%	08/2022	5,786,250	5,727,672	7.4	5,728,388
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(2)	6.25%	06/2022	994,020	997,556	1.1	869,767
SS&C Technologies Inc.(3)	Senior Secured First Lien	L + 325	(2)	4.00%	07/2022	274,291	273,787	0.3	272,777
The Active Network, Inc.	Senior Secured First Lien	L + 450	(2)	5.50%	11/2020	1,002,893	997,016	1.2	971,552
Tibco Software Inc.	Senior Secured First Lien	L + 550	(5)	6.50%	12/2020	497,494	498,680	0.6	453,341
Wall Street Systems Delaware, Inc.(3)	Senior Secured First Lien	L + 350	(5)	4.50%	04/2021	487,013	490,467	0.6	480,319
WP Mustang Holdings LLC	Senior Secured First Lien	L + 450	(2)	5.50%	05/2021	994,950	998,476	1.3	992,462
						14,868,377	14,809,015	18.7	14,484,417
Technology Hardware & Equipment
Dell International LLC	Senior Secured First Lien	L + 325	(2)	4.00%	04/2020	746,873	747,162	1.0	742,336
Riverbed Technology, Inc.	Senior Secured First Lien	L + 500	(2)	6.00%	04/2022	994,987	1,009,719	1.3	992,500
Sophia, L.P.	Senior Secured First Lien	L + 375	(2)	4.75%	09/2022	748,125	747,553	0.9	740,831
Zebra Technologies Corporation(3)	Senior Secured First Lien	L + 400	(2)	4.75%	10/2021	983,092	998,296	1.3	985,599
						3,473,078	3,502,730	4.5	3,461,266
Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 675	(2)	7.75%	07/2020	997,141	1,001,786	1.2	932,327
Level 3 Financing Inc.(3)	Senior Secured First Lien	L + 300	(2)	4.00%	01/2020	500,000	501,717	0.7	499,240
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500	(2)	6.00%	11/2020	994,975	997,308	1.2	949,892
						2,492,116	2,500,811	3.1	2,381,459
Transportation
American Airlines, Inc.(3)	Senior Secured First Lien	L + 275	(2)	3.50%	10/2021	495,000	496,737	0.6	490,978
Kenan Advantage Group, Inc.(7) (9)	Senior Secured First Lien				01/2017	—	190	—	(695)
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(5)	4.00%	07/2022	748,656	750,880	1.0	742,105
						1,243,656	1,247,807	1.6	1,232,388
Utilities
Panda Sherman Power, LLC	Senior Secured First Lien	L + 750	(2)	9.00%	09/2018	993,714	987,088	1.2	899,312

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
TPF II Power, LLC	Senior Secured First Lien	L + 450	(2)	5.50%	10/2021	$990,546	$997,024	1.2%	$973,706
						1,984,260	1,984,112	2.4	1,873,018
Total Debt Investments United States						$135,425,271	$133,981,157	169.0%	$131,135,812
Equity Investments
Capital Goods
Alion Science and Technology Corporation(11)	Common Stock					535,714	535,714	0.7	535,714
Commercial Services & Supplies
Universal Services Equity Investments(11)	Common Stock					1,000,000	1,000,000	1.3	1,000,000
Insurance
Integro Equity(11)	Common Stock					4,225	422,535	0.5	422,535
Total Equity Investments United States						$1,539,939	$1,958,249	2.5%	$1,958,249
Total United States							$135,939,406	171.5%	$133,094,061
Cayman Islands
Debt Investments
Materials
IBC Capital Limited(3)	Senior Secured First Lien	L + 375	(2)	4.75%	09/2021	$845,739	833,020	1.0	771,031
Total Debt Investments Cayman Islands						$845,739	$833,020	1.0%	$771,031
Total Cayman Islands							$833,020	1.0%	$771,031
Luxembourg
Debt Investments
Software & Services
Altice Financing SA(3)	Senior Secured First Lien	L + 450	(2)	5.50%	07/2019	994,924	1,008,550	1.3	991,198
Total Debt Investments Luxembourg						$994,924	$1,008,550	1.3%	$991,198
Total Luxembourg							$1,008,550	1.3%	$991,198
United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd.(3)	Senior Secured First Lien	L + 650	(12)	7.25%	07/2022	£1,978,200	2,987,644	3.7	2,857,356
CB SDG , Ltd.(3) (7)	Senior Secured First Lien				07/2022	261,193	382,766	0.5	354,851
Total Debt Investments United Kingdom						£2,239,393	$3,370,410	4.2%	$3,212,207
Total United Kingdom							$3,370,410	4.2%	$3,212,207
Total Investments							$141,151,386	178.0%	$138,068,497

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $77,586,238 as of December 31, 2015.
(1)

All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Schedule of Investments

December 31, 2015

(3)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(4)	Position or portion thereof unsettled as of December 31, 2015.
(5)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.

(6)

The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(8)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.

(9)

The negative cost is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount or unfunded commitment on the loan.

(10)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(11)	Non-income producing security.
(12)

The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the GBP LIBOR floor.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

On July 23, 2015, the Company formed CBDC Universal Equity, Inc., a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of a portfolio company organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. The financial statements of this entity are consolidated into the financial statements of the Company. All intercompany balances and transactions have been eliminated.

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments.  The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may purchase interests in loans or make other debt investments, directly from its target companies as primary market or directly originated investments or through secondary market transactions in the “over-the-counter” market.  Although the Company’s focus is to invest in directly originated transactions, in certain circumstances it will also invest in the broadly syndicated loan and high yield markets.

Basis of Presentation

The Company’s functional currency is United States dollars and these consolidated financial statements have been prepared in that currency. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

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

Investment Transactions

Investments purchased on a secondary market are recorded on the trade date. Loan originations are recorded on the date of the binding commitment. Realized gains or losses are recorded on the First In, First Out (“FIFO”) method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. There were no transfers between levels during the period from June 26, 2015 (Commencement) through December 31, 2015.

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

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•                  cash and cash equivalents, fair value of investments, outstanding debt on revolving credit facilities, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

•                  purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Gains or losses on foreign currency transactions are included with net realized gain (loss) on foreign currency transactions on the consolidated statement of operations. Fluctuations arising from the translation of foreign currency on investments and borrowings are included with net change in unrealized appreciation (depreciation) on investments and foreign currency translation on the consolidated statement of operations.

The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow local currency under the Company’s revolving credit facility to partially fund these investments.

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statement of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. See Note 7. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of December 31, 2015, there was $218,269 of deferred financing costs on the Company’s Consolidated Statement of Assets and Liabilities.

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

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2015, no loans had been placed on non-accrual status by the Company.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies. The Company may also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized; such amounts are accreted or amortized into income over the life of the loan. Fees for providing managerial assistance to our portfolio companies are generally non-recurring and are recognized as revenue when services are provided.

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

As of December 31, 2015, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014—15 (“ASU 2014-15”), “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

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

For the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred administrative services expenses of $230,520, which is included in other general and administrative expenses on the Consolidated Statement of Operations, under the terms of the Administration Agreement, of which $183,352 was payable at December 31, 2015.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred expenses of $303,892, which is included in other general and administrative expenses on the Consolidated Statement of Operations, under the terms of the sub-administration agreements, all of which is payable at December 31, 2015.

Investment Advisory Agreement

On June 2, 2015, the Company entered into the Investment Advisory Agreement with the Advisor. Under the terms of the Investment Advisory Agreement, the Advisor will provide investment advisory services to the Company and its portfolio investments. The Advisor’s services under the Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company will pay the Advisor the Base Management Fee, as discussed below, and may also pay certain Incentive Fees, as discussed below.

The Base Management Fee will be calculated and payable quarterly in arrears at an annual rate of 1.5% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Base Management Fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

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

For the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred management fees of $605,497, of which $336,180 was payable at December 31, 2015.

The Incentive Fees consists of two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the “Hurdle”), and a catch-up feature until the Advisor has received, (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the pre-incentive fee net investment income for the current quarter up to, (i) prior to a Qualified IPO, 1.7647%, or (ii) after a Qualified IPO, 1.8182% (the “Catch-up”), and (b) (i) prior to a Qualified IPO, 15% or (ii) after a Qualified IPO, 17.5%, of all remaining pre-incentive fee net investment income above the “Catch-up.”

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), (i) prior to a Qualified IPO, 15.0%, or (ii) after a Qualified IPO, 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. If a Qualified IPO occurs on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after a Qualified IPO. If a Qualified IPO occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Qualified IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the Qualified IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15.0% of the Company’s realized capital gains on a cumulative basis from inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following a Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15.0%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) our net assets, at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter. Our net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.5% Base Management Fee.

From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Amounts payable to the Advisor are settled in the normal course of business without formal payment terms. See Note 7. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the period from February 5, 2015 (Inception) through December 31, 2015, the Company recorded directors’ fees of $135,549, of which $39,583 was payable at December 31, 2015.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of December 31, 2015, all investments held are non-controlled/non-affiliated investments.

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

The Company’s investments may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

Investments at fair value consisted of the following at December 31, 2015:

Investment Type	Cost	Fair Value	Percentage of Net Assets
Senior Secured First Lien	$110,083,668	$107,241,672	138.22%
Senior Secured Second Lien	24,254,165	23,868,576	30.76%
Unsecured Debt	4,855,304	5,000,000	6.44%
Common Stock	1,958,249	1,958,249	2.52%
Total Investments	$141,151,386	$138,068,497	177.95%

The industry composition of investments at fair value at December 31, 2015 is as follows:

Industry	Cost	Fair Value	Percentage of Net Assets
Capital Goods	$14,249,864	$14,144,393	18.23%
Commercial & Professional Services	22,399,769	21,885,235	28.21%
Commercial Services & Supplies	1,000,000	1,000,000	1.29%
Consumer Durables & Apparel	1,005,021	987,513	1.27%
Consumer Services	7,641,665	7,330,022	9.45%
Diversified Financials	2,940,155	2,966,250	3.82%
Energy	1,272,357	740,601	0.95%
Food & Staples Retailing	2,102,889	2,026,191	2.61%
Food, Beverage & Tobacco	5,610,688	5,740,625	7.40%
Health Care Equipment & Services	4,695,933	4,430,174	5.71%
Insurance	4,767,177	4,706,147	6.07%
Materials	11,036,960	10,803,211	13.92%
Media	5,463,702	5,009,616	6.46%
Pharmaceuticals, Biotechnology & Life Sciences	18,316,245	18,538,572	23.89%
Real Estate	5,434,164	5,426,667	6.99%
Retailing	4,791,362	4,697,327	6.05%
Software & Services	19,187,975	18,687,822	24.09%
Technology Hardware & Equipment	3,502,730	3,461,266	4.46%
Telecommunication Services	2,500,811	2,381,459	3.07%
Transportation	1,247,807	1,232,388	1.59%
Utilities	1,984,112	1,873,018	2.41%
Total Investments	$141,151,386	$138,068,497	177.95%

The geographic composition of investments at fair value at December 31, 2015 is as follows:

Geographic Region	Cost	Fair Value	Percentage of Net Assets
United States	$135,939,406	$133,094,061	171.54%
United Kingdom	3,370,410	3,212,207	4.14%
Luxembourg	1,008,550	991,198	1.28%
Cayman Islands	833,020	771,031	0.99%
Total Investments	$141,151,386	$138,068,497	177.95%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2015:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$5,000,000	$5,000,000
Senior Secured First Lien	—	74,634,039	32,607,633	107,241,672
Senior Secured Second Lien	—	11,632,097	12,236,479	23,868,576
Common Stock	—	—	1,958,249	1,958,249
Total Investments	$—	$86,266,136	$51,802,361	$138,068,497

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from June 26, 2015 (Commencement) through December 31, 2015 based off of fair value hierarchy at December 31, 2015:

		Senior	Senior
	Common	Secured	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of June 26, 2015	$—	$—	$—	$—	$—
Amortized discounts/premiums	—	22,925	6,249	5,304	34,478
Paid in-kind interest	—	—	—	—	—
Net realized gain (loss)	—	153	—	—	153
Net change in unrealized appreciation (depreciation)	—	211,807	85,617	144,696	442,120
Purchases	1,958,249	32,386,477	12,144,613	4,850,000	51,339,339
Sales/Return of capital	—	(13,729)	—	—	(13,729)
Balance as of December 31, 2015	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2015	$—	$211,807	$85,617	$144,696	$442,120

The following table presents the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$31,186,556	Discounted Cash Flows	Discount Rate	7.1% - 9.5% (8.2)%
	$1,421,077	Market Rate	Market Yield	7.0% - 9.0% (8.3)%

Senior Secured Second Lien(1)	$9,925,000	Discounted Cash Flows	Discount Rate	9.5% - 10.2% (9.9)%
	$2,311,479	Market Rate	Market Yield	10.7%

Unsecured Debt(1)	$5,000,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$1,958,249	Market Multiple	Comparable EBITDA multiple	9.8x - 11.2x (10.5x)

(1) The range for an investment type category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2015. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facility, as of December 31, 2015, approximates its carrying value as the outstanding balances are callable at carrying value. The determination of fair values involves Level 3 inputs.

Note 6. Debt

On June 29, 2015, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with various lenders. Natixis, New York Branch, one of the lenders, also serves as administrative agent under the Revolving Credit Facility. The Revolving Credit Facility has an aggregate committed amount of $75 million.

The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments (See Note 7. Commitments, Contingencies and Indemnifications) and substantially the entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. As of December 31, 2015, the Company was in compliance with these covenants.

Borrowings under the Revolving Credit Facility bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company pays a fee of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on June 29, 2016.

Costs of $435,570 were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility on a straight-line basis.

On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP). As of December 31, 2015, the Company had outstanding debt denominated in Pound Sterling (GBP) of 1.5 million on its Revolving Credit Facility, included in the outstanding principal amount in the table below.

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2015, the Company’s asset coverage ratio was 2.42 to 1.

The Company’s outstanding borrowings as of December 31, 2015 were as follows:

	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$75,000,000	$54,810,152	$54,710,850

The summary information regarding the Revolving Credit Facility for the period from February 5, 2015 (Inception) through December 31, 2015 were as follows:

For the period from February 5, 2015 (Inception) to December 31,
2015(1)
Borrowing interest expense	$395,793
Facility fees	34,249
Amortization of financing costs	217,301
Total	$647,343
Weighted average interest rate	1.86%
Average outstanding balance	$23,591,427

(1)              The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2015, the Company had $2,007,987 of unfunded commitments under loan and financing agreements as follows:

	Commitment	Unfunded
	Date(1)	Commitment

Senior Secured First Lien
CB SDG, Ltd.(2)	7/6/2019	$1,121,060
Kenan Advantage Group, Inc.	1/23/2017	79,468
Valet Waste Holdings, Inc.	9/24/2021	434,783
Total Senior Secured First Lien		1,635,311

Senior Secured Second Lien
Integro Parent, Inc.	10/30/2016	372,676
Total Senior Secured Second Lien		372,676
Total		$2,007,987

(1)         Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)         Outstanding unfunded commitment denominated in GBP totaling £760,607 and translated into USD at December 31, 2015.

Other Commitments and Contingencies

As of December 31, 2015, the Company had $211.1 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $130.1 million as of December 31, 2015.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the period from June 26, 2015 (Commencement) through December 31, 2015, the Advisor allocated to the Company $183,858 of equity offering costs and $131,427 of organization costs, of which $46,709 was included in Due to Advisor on the Consolidated Statement of Assets and Liabilities at December 31, 2015.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $130.1 million as of December 31, 2015.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the period from June 26, 2015 (Commencement) through December 31, 2015:

	For the Period Ended
	December 31, 2015(1)
Quarter Ended	Shares	Amount
December 31, 2015	605,476	$12,000,000
September 30, 2015	2,100,840	42,000,000
June 30, 2015	1,350,000	27,000,000
Total Capital Drawdowns	4,056,316	$81,000,000

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

The Company has authorized 13,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 100,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued. On February 5, 2015, the Company issued 1,000 common shares to CCG LP. On April 15, 2015, CCG LP contributed $499,000 of additional paid-in-capital to the Company. On June 29, 2015, CCG LP exchanged its 1,000 shares issued on February 5, 2015 for 25,000 common shares, which were subsequently redeemed on June 30, 2015.

At December 31, 2015, CCG LP and its affiliates owned 4.74% of the outstanding common shares of the Company.

For the period from February 5, 2015 (Inception) through December 31, 2015, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2015	$924,998	$0.2280
September 30, 2015	$151,009	$0.0438
June 30, 2015	$0	$0.0000

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2015, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following period:

For the period from February 5, 2015 (Inception) to December 31,
2015(1)
Net increase (decrease) in net assets resulting from operations	$(2,155,042)
Weighted average common shares outstanding	1,636,134
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$(1.32)

(1)              The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 10. Income Taxes

The tax character of shareholder distributions attributable to the period from February 5, 2015 (Inception) to December 31, 2015, were as follows:

Ordinary Income (1)	$1,076,007
Capital Gains	—
Total	$1,076,007

(1)              For the period from February 5, 2015 (Inception) to December 31, 2015, 100% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the period from February 5, 2015 (Inception) to December 31, 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s consolidated statements of assets and liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable, wash sales, and organizational expenses, as follows:

Undistributed net investment income	$—
Other temporary differences	(159,569)
Post October loss deferrals	(16,582)
Capital loss carryover	(70,920)
Unrealized appreciation (depreciation)	(2,983,978)
Components of tax distributable earnings at year end	$(3,231,049)

Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to paid in capital in excess of par value, distributions in excess of net investment income or accumulated net realized gain (loss), as appropriate.

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. For the period from February 5, 2015 (Inception) to December 31, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gains and losses and paydown gains and losses as follows:

Paid-in capital in excess of par value	$—
Accumulated net realized gain (loss)	(8,580)
Distributions in excess of net investment income	8,580
Total	$—

The tax cost of the Company’s investments as of December 31, 2015, approximates their amortized cost.

As of December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$141,151,562

Gross unrealized appreciation	$748,070
Gross unrealized depreciation	(3,831,135)
Net unrealized investment depreciation	$(3,083,065)

For the period from February 5, 2015 (Inception) to December 31, 2015, the Company recognized no current or deferred income tax or benefit related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at December 31, 2015.

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the period from June 26, 2015 (Commencement) through December 31, 2015, relating to the common shares issued on December 31, 2015 pursuant to the Subscription Agreements:

For the period from June 26, 2015 (Commencement) through December 31, 2015* (Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$20.00

Net investment income (loss)	0.32
Net realized and unrealized gains (losses) on investments(2)	(0.87)
Net increase (decrease) in net assets resulting from operations	(0.55)

Distributions declared from net investment income(3)	(0.27)
Offering costs	(0.05)
Total increase (decrease) in net assets	(0.87)

Net asset value, end of period	$19.13
Shares outstanding, end of period	4,056,316
Weighted average shares outstanding	2,855,996
Total return(4)(5)	(3.00)%

Ratio/Supplemental Data:
Net assets, end of period	$77,586,238
Ratio of total expenses to average net assets(6)	7.65%
Ratio of net investment income to average net assets(6)	3.17%
Ratio of interest and credit facility expenses to average net assets(7)	2.12%
Portfolio turnover rate(5)	4.08%
Asset coverage ratio(8)	2.42

*	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	Not annualized.
(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2015	Quarter Ended September 30, 2015	Quarter Ended June 30, 2015	For the period from February 5, 2015 (Inception) to March 31, 2015
Investment income	$2,147,351	$1,155,317	$—	$—
Total expenses	1,285,246	1,047,330	67,291	—
Net investment income (loss) before taxes	862,105	107,987	(67,291)	—
Income taxes	—	800	—	—
Net investment income (loss) after taxes	862,105	107,187	(67,291)	—
Net realized and unrealized gains (losses)	(2,455,117)	(590,899)	(11,027)	—
Net increase (decrease) in net assets resulting from operations after tax	$(1,593,012)	$(483,712)	$(78,318)	$—
Net investment income (loss) per share (basic and diluted)	$0.24	$0.05	$(4.25)	$—
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$(0.44)	$(0.21)	$(4.95)	$—
Weighted average shares outstanding	3,589,082	2,263,409	15,824	—
Net asset value per share	19.13	19.74	19.90	—

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2015 and for the period from February 5, 2015 (Inception) through December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.              Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2.              Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

3.              Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

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

Crescent Capital BDC, INC.

Date: March 25, 2016	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: March 25, 2016	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Mike L.Wilhelms, George P. Hawley, Joseph A. Hanlon and Jonathan R. Insull, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2015, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2016.

Signature	Title

/s/ Jason A. Breaux	Chief Executive Officer
Jason A. Breaux

/s/ Mike L. Wilhelms	Chief Financial Officer
Mike L. Wilhelms

/s/ George G. Strong, Jr.	Director and Chairman of the Audit Committee
George G. Strong, Jr.

/s/ Steven F. Strandberg	Director
Steven F. Strandberg

/s/ Michael S. Segal	Director
Michael S. Segal