Form 10-Q
period 2016-03-31
Crescent Capital BDC, Inc.
filed 2016-05-13
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 13, 2016 was 4,681,053.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of March 31, 2016 (Unaudited) and December 31, 2015	2
	Consolidated Statements of Operations for the three months ended March 31, 2016 (Unaudited) and for the period from February 5, 2015 (Inception) to March 31, 2015 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2016 (Unaudited) and for the period from February 5, 2015 (Inception) to March 31, 2015 (Unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (Unaudited) and for the period from February 5, 2015 (Inception) to March 31, 2015 (Unaudited)	5
	Consolidated Schedule of Investments as of March 31, 2016 (Unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2015 (Unaudited)	12
	Notes to Consolidated Financial Statements (Unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
PART II.	OTHER INFORMATION	50
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	51
Item 4.	[Reserved]	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

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

The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016, and elsewhere in our filings with the SEC, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2016 (Unaudited)	As of December 31, 2015
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $160,495,653 and $141,151,386, respectively)	$157,891,109	$138,068,497
Cash and cash equivalents	3,130,264	4,733,856
Cash denominated in foreign currency (cost of $16,439 and $33,915, respectively)	16,439	33,700
Receivable for investments sold	2,819	—
Interest receivable	774,951	429,610
Deferred financing costs, net	1,193,331	—
Prepaid expenses and other assets	26,904	55,373
Total assets	$163,035,817	$143,321,036

Liabilities
Debt (net of deferred financing costs of $107,922 and $218,269, respectively)	$68,048,028	$54,492,581
Payable for investments purchased	3,168,000	9,179,625
Distributions payable	1,130,001	924,998
Management fees payable - affiliate	357,047	336,180
Due to Advisor - affiliate	46,709	46,709
Due to Administrator - affiliate	122,859	183,352
Professional fees payable	70,888	82,500
Directors’ fees payable	35,083	39,583
Interest and other debt financing expenses payable	133,987	106,146
Accrued expenses and other liabilities	298,198	343,124
Total liabilities	$73,410,800	$65,734,798

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding as of March 31, 2016 and December 31, 2015, respectively)	$—	$—
Common stock, par value $0.001 per share (13,000,000 shares authorized, 4,681,053 and 4,056,316 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	4,681	4,056
Paid-in capital in excess of par value	92,792,391	80,813,231
Accumulated net realized loss	(499,543)	(81,821)
Accumulated distributions in excess of net investment income	(222,170)	(165,426)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	(2,450,342)	(2,983,802)
Total Net Assets	$89,625,017	$77,586,238
Total Liabilities and Net Assets	$163,035,817	$143,321,036
Net asset value per share	$19.15	$19.13

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015(1)
Investment Income:
Interest income from non-controlled and non-affiliated investments	$2,510,128	$—
Total investment income	2,510,128	—

Expenses:
Interest and other debt financing expenses	454,093	—
Management fees (net of $200,556 waived for the three months ended March 31, 2016)	357,047	—
Directors’ fees	66,875	—
Professional fees	215,000	—
Organization expenses	19,471	—
Other general and administrative expenses	323,585	—
Total expenses	1,436,071	—
Net investment income before taxes	1,074,057	—
Income taxes	800	—
Net investment income after taxes	1,073,257	—

Net realized and unrealized gains (losses) on investments:
Net realized loss on investments	(461,027)	—
Net realized gain on foreign currency transactions	43,305	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	533,460	—
Net realized and unrealized gains (losses) on investments	115,738	—
Net increase in net assets resulting from operations	$1,188,995	$—

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.28	$—
Net investment income per share (basic and diluted):	$0.25	$—
Weighted average shares outstanding (basic and diluted):	4,276,179	1,000
Distributions declared per share:	$0.24	$—

(1)                                 The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets
(Unaudited)

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,073,257	$—
Net realized loss on investments and foreign currency transactions	(417,722)	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	533,460	—
Net increase in net assets resulting from operations	1,188,995	—

Distributions to shareholders from:
Net investment income	(1,130,001)	—
Total distributions to shareholders	(1,130,001)	—

Capital transactions:
Issuance of common stock	12,000,000	1,000
Issuance of common stock pursuant to distribution reinvestment plan	7,024	—
Equity offering costs	(27,239)	—
Net increase in net assets resulting from capital transactions	11,979,785	1,000
Total increase in net assets	12,038,779	1,000
Net assets at beginning of period	77,586,238	—
Net assets at end of period	$89,625,017	$1,000
Accumulated distributions in excess of net investment income	$(222,170)	$—

Changes in Shares
Common stock, at beginning of period	4,056,316	—
Issuance of common stock	624,383	1,000
Issuance of common stock pursuant to distribution reinvestment plan	354	—
Common stock, at end of period	4,681,053	1,000

(1)                                 The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,188,995	$—

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(22,463,629)	—
Proceeds from sales of investments and principal repayments	2,705,536	—
Net realized (gain) loss on investments	461,027	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(533,460)	—
Amortization of premium and accretion of discount, net	(47,201)	—
Amortization of deferred financing costs	114,723	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(2,819)	—
(Increase) decrease in interest receivable	(345,341)	—
(Increase) decrease in prepaid expenses and other assets	28,469	—
Increase (decrease) in payable for investments purchased	(6,011,625)	—
Increase (decrease) in management fees payable - affiliate	20,867	—
Increase (decrease) in due to Administrator - affiliate	(60,493)	—
Increase (decrease) in professional fees payable	(11,612)	—
Increase (decrease) in directors’ fees payable	(4,500)	—
Increase (decrease) in interest and credit facility fees and expenses payable	27,841	—
Increase (decrease) in accrued expenses and other liabilities	(44,926)	—
Net cash provided by (used for) operating activities	(24,978,148)	—

Cash flows from financing activities:
Issuance of common stock	12,000,000	1,000
Financing costs paid related to revolving credit facility	(1,197,707)	—
Distributions paid	(917,974)	—
Equity offering costs paid	(27,239)	—
Borrowings on revolving credit facility	13,500,000	—
Net cash provided by (used for) financing activities	23,357,080	1,000
Effect of exchange rate changes on cash	215	—
Net increase (decrease) in cash, cash equivalents and foreign currency	(1,620,853)	1,000
Cash, cash equivalents and foreign currency, beginning of period	4,767,556	—
Cash, cash equivalents and foreign currency, end of period	$3,146,703	$1,000

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$302,797	$—
Issuance of common stock pursuant to distribution reinvestment plan	$7,024	$—
Accrued but unpaid offering costs	$27,239	$—
Accrued but unpaid distributions	$1,130,001	$—

(1)                                 The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Capital Goods
Alion Science and Technology Corporation	Unsecured Debt		11.00%	08/2022	$5,000,000	$4,858,994	5.6%	$5,000,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2020	842,272	825,771	0.9	820,512
Builders FirstSource, Inc.(3)	Senior Secured First Lien	L + 500(2)	6.00%	07/2022	174,198	172,586	0.2	173,472
Doosan Infracore International, Inc.(3)	Senior Secured First Lien	L + 350(4)	4.50%	05/2021	743,840	748,083	0.8	736,401
GYP Holdings III Corp.	Senior Secured First Lien	L + 375(2)	4.75%	04/2021	858,559	838,603	0.9	813,219
MB Aerospace Holdings I, Inc.(3)	Senior Secured First Lien	L + 550(2)	6.50%	12/2022	2,992,500	2,963,399	3.3	2,962,575
McJunkin Red Man Corporation(3)	Senior Secured First Lien	L + 375(4)	4.75%	11/2019	414,684	413,348	0.5	400,170
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	10/2021	744,347	749,463	0.8	730,703
Silver II US Holdings, LLC(3)	Senior Secured First Lien	L + 300(2)	4.00%	12/2019	830,597	809,383	0.8	728,155
Univar Inc.(3)	Senior Secured First Lien	L + 325(2)	4.25%	07/2022	746,250	749,689	0.8	737,739
					13,347,246	13,129,319	14.6	13,102,946
Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 450(2)	5.50%	04/2022	992,500	1,003,336	1.1	994,153
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(2)	7.50%	07/2022	500,000	503,173	0.5	455,313
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	07/2021	843,577	843,972	0.9	831,041
Asurion LLC	Senior Secured Second Lien	L + 750(2)	8.50%	03/2021	275,000	280,040	0.3	259,188
Asurion LLC	Senior Secured First Lien	L + 375(2)	5.00%	05/2019	359,896	361,830	0.4	355,546
Asurion LLC	Senior Secured First Lien	L+ 400(2)	5.00%	08/2022	492,500	491,844	0.6	482,960
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650(2)	7.50%	12/2021	500,000	502,293	0.5	481,875
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2020	743,596	746,943	0.8	741,737
IMC OP, LP	Senior Secured First Lien	L + 350(2)	4.50%	08/2020	817,967	817,967	0.9	807,742
PowerTeam Services, LLC	Senior Secured First Lien	L + 325(2)	4.25%	05/2020	992,737	990,618	1.1	977,846
Survey Sampling International, LLC(5)	Senior Secured First Lien	L + 500(2)	6.00%	12/2020	3,200,000	3,168,000	3.5	3,168,000
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(2)	9.50%	07/2023	10,000,000	9,622,877	10.4	9,300,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700(2)	8.00%	09/2021	4,326,087	4,264,983	4.8	4,282,826
Valet Waste Holdings, Inc.(6)	Senior Secured First Lien			09/2021	217,391	208,265	0.2	210,869
Vencore, Inc.	Senior Secured First Lien	L + 475(2)	5.75%	11/2019	497,426	498,031	0.6	495,354
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725(2)	8.25%	05/2022	250,000	244,250	0.3	240,000
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425(2)	5.25%	05/2021	992,424	995,820	1.1	993,670
					26,001,101	25,544,242	28.0	25,078,120
Consumer Durables & Apparel
Varsity Brands, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	12/2021	992,462	1,002,118	1.1	992,050

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 810(2)	9.10%	07/2020	$5,000,000	$4,955,328	5.5%	$4,973,065
Centerplate, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2019	713,097	713,097	0.7	661,397
Scientific Games International, Inc.(3)	Senior Secured First Lien	L + 500(2)	6.00%	10/2021	991,219	994,720	1.1	962,414
SkillSoft Corporation	Senior Secured First Lien	L + 475(7)	5.75%	04/2021	992,443	974,455	0.9	800,569
Wrench Group, LLC	Senior Secured First Lien	P + 425(8)	7.75%	03/2022	3,888,889	3,831,187	4.3	3,831,330
Wrench Group, LLC(6)	Senior Secured First Lien			03/2022	1,111,111	539,094	0.6	539,109
					12,696,759	12,007,881	13.1	11,767,884
Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550(7)	6.50%	12/2022	2,992,500	2,934,557	3.3	2,948,555
Energy
Fairmount Santrol, Inc.(3)	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	533,045	509,218	0.3	281,847
Murray Energy Corporation	Senior Secured First Lien	L + 650(7)	7.50%	04/2020	344,678	324,548	0.2	177,854
					877,723	833,766	0.5	459,701
Food & Staples Retailing
Albertsons, LLC	Senior Secured First Lien	L + 450(4)	5.50%	08/2021	992,481	998,644	1.1	995,091
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	843,528	846,770	0.9	822,790
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750(2)	8.50%	03/2020	250,000	252,215	0.3	231,563
					2,086,009	2,097,629	2.3	2,049,444
Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900(2)	10.00%	02/2022	5,000,000	4,871,967	5.6	5,000,000
Maple Holdings Acquisition Corp. (Keurig)	Senior Secured First Lien	L + 450(4)	5.25%	03/2023	402,333	394,343	0.5	402,667
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425(2)	5.25%	06/2021	748,125	741,069	0.8	741,579
					6,150,458	6,007,379	6.9	6,144,246
Health Care Equipment & Services
Alere, Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	06/2022	786,195	791,770	0.9	782,819
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(2)	5.25%	07/2021	371,853	374,880	0.4	343,964
Concentra Inc.	Senior Secured First Lien	L + 300(2)	4.00%	06/2022	744,375	744,375	0.8	738,792
Connolly Corporation	Senior Secured First Lien	L + 350(2)	4.50%	05/2021	843,561	848,848	0.9	832,312
Heartland Dental, LLC	Senior Secured First Lien	L + 450(2)	5.50%	12/2018	992,462	998,031	1.1	967,651
NVA Holdings, Inc.	Senior Secured First Lien	L + 450(2)	5.50%	08/2021	6,000,000	5,851,435	6.5	5,850,000
Onex Carestream Finance LP(3)	Senior Secured First Lien	L + 400(2)	5.00%	06/2019	442,805	443,336	0.5	412,362
Onex Carestream Finance LP(3)	Senior Secured Second Lien	L + 850(2)	9.50%	12/2019	197,728	197,728	0.2	164,443
Zest Holdings, LLC	Senior Secured First Lien	L + 475(2)	5.75%	08/2020	5,000,000	4,954,632	5.5	4,942,500
					15,378,979	15,205,035	16.8	15,034,843
Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 475(4)	5.75%	10/2022	748,125	745,073	0.8	745,787
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 450(4)	5.75%	11/2018	744,218	747,791	0.8	733,055

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600(4)	7.00%	03/2023	$3,000,000	$2,940,261	3.3%	$2,985,000
Integro Parent, Inc.	Senior Secured First Lien	L + 575(2)	6.75%	09/2022	498,829	489,043	0.6	481,370
Integro Parent, Inc.(6) (9)	Senior Secured Second Lien			10/2023	7,596	—	—	(9,507)
Integro Parent, Inc.	Senior Secured Second Lien	L + 925(2)	10.25%	10/2023	2,408,451	2,358,850	2.6	2,300,071
					7,407,219	7,281,018	8.1	7,235,776
Materials
Anchor Glass Container Corporation	Senior Secured First Lien	L + 325(2)	4.25%	07/2022	944,839	948,285	1.1	943,658
Berlin Packaging LLC	Senior Secured First Lien	L + 350(4)	4.50%	10/2021	987,296	991,667	1.1	980,306
ECO Services Operations LLC	Senior Secured First Lien	L + 375(4)	4.75%	12/2021	1,002,412	1,004,698	1.1	977,352
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(4)	4.50%	08/2021	972,958	976,869	1.1	957,391
Hilex Poly Co. LLC	Senior Secured First Lien	L + 500(2)	6.00%	12/2021	994,975	1,005,320	1.1	995,099
Ineos US Finance LLC(3)	Senior Secured First Lien	L + 325(4)	4.25%	03/2022	496,239	497,367	0.5	490,348
MacDermid, Inc.(3)	Senior Secured First Lien	L + 450(4)	5.50%	06/2020	740,006	744,866	0.8	717,114
Reynolds Group Holdings Inc.(3)	Senior Secured First Lien	L + 350(4)	4.50%	12/2018	500,000	502,033	0.6	500,913
Royal Holdings, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	06/2022	843,625	846,246	0.9	820,957
SIG Combibloc US Acquisition, Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	03/2022	842,368	844,365	0.9	840,987
Tank Holding Corp.	Senior Secured First Lien	L + 425(4)	5.25%	03/2022	973,034	981,895	1.0	935,737
					9,297,752	9,343,611	10.2	9,159,862
Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	09/2021	991,798	992,753	1.1	971,431
CCO Safari III, LLC(3)	Senior Secured First Lien	L + 275(4)	3.50%	01/2023	325,000	324,246	0.4	325,813
iHeartCommunications, Inc.(3)	Senior Secured First Lien	L + 675(10)	7.18%	01/2019	738,673	698,590	0.6	513,991
Regal Cinemas Corporation(3)	Senior Secured First Lien	L + 300(4)	3.75%	04/2022	843,625	847,846	0.9	846,552
Rentpath, Inc.(3)	Senior Secured First Lien	L + 525(4)	6.25%	12/2021	992,462	1,001,554	0.9	817,541
Tribune Media Company(3)	Senior Secured First Lien	L + 300(2)	3.75%	12/2020	496,250	498,496	0.6	495,218
WideOpenWest Finance LLC	Senior Secured First Lien	L + 350(2)	4.50%	04/2019	843,609	846,016	0.9	836,489
					5,231,417	5,209,501	5.4	4,807,035
Pharmaceuticals, Biotechnology & Life Sciences
Catalent Pharma Solutions Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	05/2021	843,562	849,263	1.0	844,498
Jaguar Holding Company II	Senior Secured First Lien	L + 325(2)	4.25%	08/2022	744,375	741,775	0.8	739,455
Medpace Holdings, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	04/2021	753,409	756,153	0.8	750,584
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2021	845,707	836,125	0.9	786,507
Synarc - Biocare Holdings LLC	Senior Secured First Lien		7.75%	03/2021	15,500,000	15,143,430	17.3	15,500,000
					18,687,053	18,326,746	20.8	18,621,044
Real Estate
Capital Automotive L.P.(3)	Senior Secured Second Lien	L + 500(4)	6.00%	04/2020	500,000	508,693	0.6	500,625

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
DTZ U.S. Borrower, LLC(3)	Senior Secured Second Lien	L + 825(2)	9.25%	11/2022	$5,000,000	$4,926,899	5.5%	$4,975,000
					5,500,000	5,435,592	6.1	5,475,625
Retailing
Academy, Ltd.	Senior Secured First Lien	L+ 400(2)	5.00%	07/2022	937,705	942,792	1.0	896,826
Dollar Tree, Inc.(3)	Senior Secured First Lien	L + 275(4)	3.50%	07/2022	691,970	695,074	0.8	695,429
J.C. Penney Corporation, Inc.(3)	Senior Secured First Lien	L + 500(2)	6.00%	05/2018	907,856	908,202	1.0	911,261
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350(2)	4.50%	08/2021	992,443	1,000,089	1.1	988,722
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 475(2)	5.75%	01/2023	166,667	163,538	0.2	166,772
PetSmart, Inc.(2)	Senior Secured First Lien	L + 325	4.25%	03/2022	843,625	846,013	0.9	841,410
					4,540,266	4,555,708	5.0	4,500,420
Software & Services
Compuware Corporation	Senior Secured First Lien	L + 525(2)	6.25%	12/2021	991,219	974,829	1.1	951,882
Epicor Software Corporation	Senior Secured First Lien	L + 375(2)	4.75%	06/2022	992,500	994,223	1.0	942,880
First Data Corporation	Senior Secured First Lien	L + 400(10)	4.43%	03/2021	1,000,000	1,004,459	1.1	998,985
Informatica Corporation(3)	Senior Secured First Lien	L + 350(2)	4.50%	08/2022	845,750	846,905	0.9	832,007
Magic Newco LLC(3)	Senior Secured First Lien	L + 400(2)	5.00%	12/2018	992,297	995,314	1.1	994,158
Mediaocean LLC	Senior Secured First Lien	L + 475(4)	5.75%	08/2022	5,771,000	5,714,413	6.4	5,731,324
Merrill Communications, LLC	Senior Secured First Lien	L + 525(2)	6.25%	06/2022	994,020	997,443	0.9	810,126
SS&C Technologies Inc.(3)	Senior Secured First Lien	L + 325(2)	4.00%	07/2022	270,579	270,110	0.3	271,446
The Active Network, Inc.	Senior Secured First Lien	L + 450(7)	5.50%	11/2020	1,000,335	994,745	1.1	954,695
Tibco Software Inc.	Senior Secured First Lien	L + 550(4)	6.50%	12/2020	402,664	403,583	0.4	363,405
Wall Street Systems Delaware, Inc.(3)	Senior Secured First Lien	L + 325(2)	4.50%	04/2021	441,558	444,559	0.5	438,523
WP Mustang Holdings LLC	Senior Secured First Lien	L + 450(2)	5.50%	05/2021	992,424	995,800	1.1	981,671
					14,694,347	14,636,383	15.9	14,271,102
Technology Hardware & Equipment
Dell International LLC	Senior Secured First Lien	L + 325(2)	4.00%	04/2020	744,997	745,270	0.8	745,395
Riverbed Technology, Inc.	Senior Secured First Lien	L + 500(2)	6.00%	04/2022	992,481	1,006,694	1.1	996,163
Sophia, L.P.	Senior Secured First Lien	L + 375(2)	4.75%	09/2022	746,250	745,704	0.8	736,456
Zebra Technologies Corporation(3)	Senior Secured First Lien	L + 400(2)	4.75%	10/2021	944,444	958,502	1.1	951,254
					3,428,172	3,456,170	3.8	3,429,268
Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 675(2)	7.75%	07/2020	990,708	995,121	1.0	866,869
Level 3 Financing Inc.(3)	Senior Secured First Lien	L + 300(2)	4.00%	01/2020	500,000	501,618	0.6	502,033
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500(2)	6.00%	11/2020	992,462	994,686	1.0	947,628
					2,483,170	2,491,425	2.6	2,316,530
Transportation
American Airlines, Inc.(3)	Senior Secured First Lien	L + 275(2)	3.50%	10/2021	495,000	496,669	0.6	494,567
Kenan Advantage Group, Inc.(6) (9)	Senior Secured First Lien			01/2017	—	145	—	(662)

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300(4)	4.00%	07/2022	$746,780	$748,938	0.8%	$740,555
					1,241,779	1,245,752	1.4	1,234,460
Utilities
Panda Sherman Power, LLC	Senior Secured First Lien	L + 750(2)	9.00%	09/2018	991,199	985,132	0.9	857,387
TPF II Power, LLC	Senior Secured First Lien	L + 450(2)	5.50%	10/2021	988,044	994,263	1.1	968,901
					1,979,243	1,979,395	2.0	1,826,288
Total Debt Investments United States					$155,013,657	$152,723,227	167.9%	$150,455,199
Equity Investments
Capital Goods
Alion Science and Technology Corporation(11)	Common Stock				535,714	535,714	0.6	535,714
Commercial & Professional Services
Universal Services Equity Investments(11)	Common Stock				1,000,000	1,000,000	1.1	1,000,000
Insurance
Integro Equity(11)	Common Stock				4,225	422,535	0.5	422,535
Total Equity Investments United States					$1,539,939	$1,958,249	2.2%	$1,958,249
Total United States						$154,681,476	170.1%	$152,413,448
Cayman Islands
Debt Investments
Materials
IBC Capital Limited(3)	Senior Secured First Lien	L + 375(2)	4.75%	09/2021	$843,609	831,412	0.9	784,556
Total Debt Investments Cayman Islands					$843,609	$831,412	0.9%	$784,556
Total Cayman Islands						$831,412	0.9%	$784,556
Luxembourg
Debt Investments
Media
Altice Financing SA(3)	Senior Secured First Lien	L + 450(2)	5.50%	07/2019	992,386	1,005,079	1.1	996,479
Total Debt Investments Luxembourg					$992,386	$1,005,079	1.1%	$996,479
Total Luxembourg						$1,005,079	1.1%	$996,479
United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd.(3)	Senior Secured First Lien	L + 650(12)	7.25%	07/2022	£1,978,200	2,989,217	3.1	2,786,402
CB SDG , Ltd.(3) (6)	Senior Secured First Lien			07/2022	661,329	988,469	1.0	910,224
Total Debt Investments United Kingdom					£2,639,529	$3,977,686	4.1%	$3,696,626
Total United Kingdom						$3,977,686	4.1%	$3,696,626
Total Investments						$160,495,653	176.2%	$157,891,109

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $89, 625, 017 as of March 31, 2016.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(1)

All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

(3)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(4)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

(5)	Position or portion thereof unsettled as of March 31, 2016.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(7)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

(8)	The interest rate on these loans is subject to the U.S. Prime rate, which as of March 31, 2016 was 3.50%.
(9)

The negative cost is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount or unfunded commitment on the loan.

(10)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(11)	Non-income producing security.
(12)

The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the GBP LIBOR floor.

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

March 31, 2016 (Unaudited)

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

On July 23, 2015, the Company formed CBDC Universal Equity, Inc., a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of a portfolio company organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. On February 25, 2016 the Company formed Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned subsidiary. The financial statements of these two entities are consolidated into the financial statements of the Company. All intercompany balances and transactions have been eliminated.

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

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ended December 31, 2016.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Gains or losses on foreign currency transactions are included with net realized gain (loss) on foreign currency transactions on the Consolidated Statements of Operations. Fluctuations arising from the translation of foreign currency on investments and borrowings are included with net change in unrealized appreciation (depreciation) on investments and foreign currency translation on the Consolidated Statements of Operations.

The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow local currency under the Company’s revolving credit facility to partially fund these investments.

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. See Note 7. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of March 31, 2016 and December 31, 2015, there were $1,301,253 and $218,269, respectively, of deferred financing costs on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2016 and December 31, 2015, no loans had been placed on non-accrual status by the Company.

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

As of March 31, 2016, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

For the three months ended March 31, 2016, the Company incurred administrative services expenses of $122,859, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $122,859 was payable at March 31, 2016.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three months ended March 31, 2016, the Company incurred expenses of $152,425, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, all of which was payable at March 31, 2016.

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

For the three months ended March 31, 2016, the Company incurred management fees of $357,047, of which $357,047 was payable at March 31, 2016.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended March 31, 2016, the Company recorded directors’ fees of $66,875, of which $35,083 was payable at March 31, 2016.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of March 31, 2016 and December 31, 2015, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at March 31, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien	$129,409,425	$127,034,289	$(2,375,136)
Senior Secured Second Lien	24,268,985	23,898,571	(370,414)
Unsecured Debt	4,858,994	5,000,000	141,006
Common Stock	1,958,249	1,958,249	—
Total Investments	$160,495,653	$157,891,109	$(2,604,544)

Investments at fair value consisted of the following at December 31, 2015:

Investment Type	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien	$110,083,668	$107,241,672	$(2,841,996)
Senior Secured Second Lien	24,254,165	23,868,576	(385,589)
Unsecured Debt	4,855,304	5,000,000	144,696
Common Stock	1,958,249	1,958,249	—
Total Investments	$141,151,386	$138,068,497	$(3,082,889)

The industry composition of investments at fair value at March 31, 2016 and December 31, 2015 is as follows:

Industry	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
Capital Goods	$13,638,660	8.64%	$14,144,393	10.24%
Commercial & Professional Services	26,078,120	16.52	22,885,235	16.57
Consumer Durables & Apparel	992,050	0.63	987,513	0.71
Consumer Services	11,767,884	7.45	7,330,022	5.31
Diversified Financials	2,948,555	1.87	2,966,250	2.15
Energy	459,701	0.29	740,601	0.54
Food & Staples Retailing	2,049,444	1.30	2,026,191	1.47
Food, Beverage & Tobacco	6,144,246	3.89	5,740,625	4.16
Health Care Equipment & Services	15,034,843	9.52	4,430,174	3.21
Insurance	7,658,311	4.85	4,706,147	3.41
Materials	9,944,418	6.30	10,803,211	7.82
Media	5,803,514	3.67	6,000,814	4.35
Pharmaceuticals, Biotechnology & Life Sciences	18,621,044	11.79	18,538,572	13.43
Real Estate	5,475,625	3.47	5,426,667	3.93
Retailing	4,500,420	2.85	4,697,327	3.40
Software & Services	17,967,728	11.38	17,696,624	12.82
Technology Hardware & Equipment	3,429,268	2.17	3,461,266	2.51
Telecommunication Services	2,316,530	1.47	2,381,459	1.72
Transportation	1,234,460	0.78	1,232,388	0.89
Utilities	1,826,288	1.16	1,873,018	1.36
Total Investments	$157,891,109	100.00%	$138,068,497	100.00%

The geographic composition of investments at fair value at March 31, 2016 and December 31, 2016 is as follows:

Geographic Region	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
United States	$152,413,448	96.53%	$133,094,061	96.39%
United Kingdom	3,696,626	2.34	3,212,207	2.33
Luxembourg	996,479	0.63	991,198	0.72
Cayman Islands	784,556	0.50	771,031	0.56
Total Investments	$157,891,109	100.00%	$138,068,497	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2016:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$5,000,000	$5,000,000
Senior Secured First Lien	—	80,039,964	46,994,325	127,034,289
Senior Secured Second Lien	—	18,898,571	5,000,000	23,898,571
Common Stock	—	—	1,958,249	1,958,249
Total Investments	$—	$98,938,535	$58,952,574	$157,891,109

The following table presents fair value measurements of investments as of December 31, 2015:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$5,000,000	$5,000,000
Senior Secured First Lien	—	74,634,039	32,607,633	107,241,672
Senior Secured Second Lien	—	11,632,097	12,236,479	23,868,576
Common Stock	—	—	1,958,249	1,958,249
Total Investments	$—	$86,266,136	$51,802,361	$138,068,497

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2016 based off of fair value hierarchy at March 31, 2016:

		Senior	Senior
	Common	Secured	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of December 31, 2015	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361
Amortized discounts/premiums	—	25,059	3,879	3,690	32,628
Net realized gain (loss)	—	154	—	—	154
Net change in unrealized appreciation (depreciation)	—	(207,049)	(3,878)	(3,690)	(214,617)
Purchases	—	18,970,475	372,676	—	19,343,151
Sales/return of capital/principal repayments	—	(10,870)	—	—	(10,870)
Transfers in	—	—	—	—	—
Transfers out	—	(4,391,077)	(7,609,156)	—	(12,000,233)
Balance as of March 31, 2016	$1,958,249	$46,994,325	$5,000,000	$5,000,000	$58,952,574

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2016	$—	$(211,054)	$22,229	$(3,690)	$(192,515)

During the three months ended March 31, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

For the period from February 5, 2015 (Inception) through March 31, 2015, the Company had no investments with market value.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2016 and December 31, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of March 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$46,994,325	Discounted Cash Flows	Discount Rate	6.0% - 9.4% (7.4)%

Senior Secured Second Lien	$5,000,000	Discounted Cash Flows	Discount Rate	10.0%

Unsecured Debt	$5,000,000	Discounted Cash Flows	Discount Rate	10.3%

Common Stock	$1,958,249	Market Multiple	Comparable EBITDA Multiple	9.8x - 11.2x (10.5x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$31,186,556	Discounted Cash Flows	Discount Rate	7.1% - 9.5% (8.2)%
	$1,421,077	Market Rate	Market Yield	7.0% - 9.0% (8.3)%

Senior Secured Second Lien(1)	$9,925,000	Discounted Cash Flows	Discount Rate	9.5% - 10.2% (9.9)%
	$2,311,479	Market Rate	Market Yield	10.7%
Unsecured Debt(1)	$5,000,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$1,958,249	Market Multiple	Comparable EBITDA Multiple	9.8x - 11.2x (10.5x)

(1) The range for an investment type category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2016 and December 31, 2015. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facility, as of March 31, 2016 and December 31, 2015, approximates its carrying value as the outstanding balances are callable at carrying value. The determination of the revolving credit facility’s fair values involves Level 3 inputs.

Note 6. Debt

Debt consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$75,000,000	$—	$—	$—
Revolving Credit Facility (2)	75,000,000	68,310,152	6,689,848	68,155,950
Total Debt	$150,000,000	$68,310,152	$6,689,848	$68,155,950

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (2)	75,000,000	54,810,152	20,189,848	54,710,850
Total Debt	$75,000,000	$54,810,152	$20,189,848	$54,710,850

(1)      The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

(2)      The Company had outstanding debt denominated in Pound Sterling (GBP) of 1.5 million on its Revolving Credit Facility

As of March 31, 2016 and December 31, 2015, the Company was in compliance with the terms and covenants of its debt arrangements.

Revolving Credit Facility

On June 29, 2015, the Company entered into the Revolving Credit Facility with Natixis, New York Branch (“Natixis”) as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments (See Note 7. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility is $75 million, subject to availability under the borrowing base. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP).

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

Costs incurred in connection with obtaining the Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. As of March 31, 2016 and December 31, 2015, deferred financing costs related to the Revolving Credit Facility were $107,922 and $218,269, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and  Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016.

The maximum commitment amount under the SPV Asset Facility is $75,000,000, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the Borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (March 28, 2021) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Also on March 28, 2016, the Company, as Seller, and CBDC SPV, as Purchaser, entered into a loan sale agreement whereby the Company will sell certain assets to CBDC SPV. CBDC SPV will be consolidated into the Company’s financial statements and no gain or loss is expected to result from the sale of assets to CBDC SPV. The Company retains a residual interest in assets contributed to or acquired by CBDC SPV through its 100% ownership of CBDC SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of CBDC SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight-line basis. As of March 31, 2016 and December 31, 2015, deferred financing costs related to the SPV Asset Facility were $1,193,331 and $0, respectively, and were included in deferred financing costs on the Consolidated Statements of Assets and Liabilities.

There were no outstanding borrowings on the SPV Asset Facility as of March 31, 2016.

The summary information regarding the Revolving Credit Facility and the SPV Asset Facility for the three months ended March 31, 2016 and for the period from February 5, 2015 (Inception) to March 31, 2015 were as follows:

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015(1)
Borrowing interest expense	$329,206	$—
Facility fees	10,164	—
Amortization of financing costs	114,723	—
Total	$454,093	$—
Weighted average interest rate	2.09%	—%
Weighted average outstanding balance	$63,299,163	$—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2016 and December 31, 2015, the Company had $1,971,519 and $2,007,987, respectively, of unfunded commitments under loan and financing agreements as follows:

	March 31, 2016		December 31, 2015
	Commitment	Unfunded	Commitment	Unfunded
	Date(1)	Commitment	Date(1)	Commitment

Senior Secured First Lien
CB SDG, Ltd.(2)	7/6/2019	$529,036	7/6/2019	$1,121,060
Kenan Advantage Group, Inc.	1/23/2017	79,468	1/23/2017	79,468
Valet Waste Holdings, Inc.	9/24/2021	434,783	9/24/2021	434,783
Wrench Group, LLC	3/2/2022	555,556	—	—
Total Senior Secured First Lien		1,598,843		1,635,311

Senior Secured Second Lien
Integro Parent, Inc.	10/30/2016	372,676	10/30/2016	372,676
Total Senior Secured Second Lien		372,676		372,676
Total		$1,971,519		$2,007,987

(1)  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)  Outstanding unfunded commitment denominated in GBP totaling £360,471 and £760,607 and translated into USD at March 31, 2016 and December 31, 2015, respectively.

Other Commitments and Contingencies

As of March 31, 2016, the Company had $211.1 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $118.1 million as of March 31, 2016.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three months ended March 31, 2016, the Advisor allocated to the Company $27,239 of equity offering costs and $19,471 of organization costs, of which $46,709 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2016. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $211,097 of equity offering costs and $150,898 of organization costs.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $118.1 million and $130.1 million as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2016:

	For the three months ended
	March 31, 2016
Quarter Ended	Shares	Amount
March 31, 2016	624,382	$12,000,000
Total Capital Drawdowns	624,382	$12,000,000

For the period from February 5, 2015 (Inception) through March 31, 2015, the Company had no capital drawdowns.

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

At March 31, 2016 and December 31, 2015, CCG LP and its affiliates owned 4.74% and 4.74%, respectively, of the outstanding common shares of the Company.

For the three months ended March 31, 2016, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2016	$1,130,001	$0.24

For the period from February 5, 2015 (Inception) through March 31, 2015, the Company made no distributions.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2016 and December 31, 2015, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015(1)
Net increase (decrease) in net assets resulting from operations	$1,188,995	$—
Weighted average common shares outstanding	4,276,179	—
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.28	$—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 10. Income Taxes

As of March 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$160,495,653

Gross unrealized appreciation	$808,228
Gross unrealized depreciation	(3,412,772)
Net unrealized investment depreciation	$(2,604,544)

As of December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$141,151,562

Gross unrealized appreciation	$748,070
Gross unrealized depreciation	(3,831,135)
Net unrealized investment depreciation	$(3,083,065)

For the three months ended March 31, 2016, the Company recognized no current or deferred income tax or benefit related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at March 31, 2016 or December 31, 2015.

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2016 and for the period from February 5, 2015 (Inception) to March 31, 2015, relating to the common shares issued through March 31, 2016 pursuant to the Subscription Agreements:

		For the period from
	For the three months	February 5, 2015
	ended	(Inception) to
	March 31, 2016	March 31, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$19.13	$—
Net investment income after tax	0.25	—
Net realized and unrealized gains (losses) on investments(2)	0.02	—
Net increase (decrease) in net assets resulting from operations	0.27	—
Distributions declared from net investment income(3)	(0.24)	—
Offering costs	(0.01)	—
Total increase (decrease) in net assets	0.02	—
Net asset value, end of period	$19.15	$—
Shares outstanding, end of period	4,681,053	—
Weighted average shares outstanding	4,276,179	—
Total return(4)(7)	5.44%	—%
Ratio/Supplemental Data:
Net assets, end of period	$89,625,017	$—
Ratio of total expenses to average net assets(6)	6.84%	—%
Ratio of net investment income to average net assets(6)	5.24%	—%
Ratio of interest and credit facility expenses to average net assets(7)	2.18%	—%
Portfolio turnover rate(5)	1.87%	—%
Asset coverage ratio(8)	2.31	—

*	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	Not annualized.
(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016.

On May 12, 2016, the shareholders of the Company voted unanimously to approve the increase of authorized common shares from 13 million to 200 million.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q.

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

The Company is managed by CBDC Advisors, LLC (the “Advisor”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. CBDC Administration, LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor.  The Board consists of five directors, three of whom are independent.

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company seek to achieve its investment objectives by investing primarily in secured debt (including senior secured first-lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make other debt investments, directly from our target companies as primary market or directly originated investments or through secondary market transactions in the “over-the-counter” market. We invest in directly originated transactions and the broadly syndicated loan and high yield markets.

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

The Investment Advisor

Our investment activities are managed by the Advisor, which will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.  The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Crescent Capital Group LP (“CCG LP”), pursuant to which CCG LP will provide the Advisor with experienced investment professionals (including the members of the Advisor’s investment committee) and access to the resources of CCG LP so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Advisor intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of CCG LP’s investment professionals.

Revenues

We generate revenue primarily in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

In addition, we may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies. We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan. Fees for providing managerial assistance to our portfolio companies are generally non-recurring and are recognized as revenue when services are provided. In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the investment’s life using the effective yield method.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company (the “Sub-Administration Agreements”) and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

Leverage

Our financing facilities allows us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders.

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

As of March 31, 2016 and December 31, 2015, our portfolio at fair value was comprised of the following:

	March 31, 2016		December 31, 2015
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$115.8	72.4%	$99.0	70.6%
Unitranche	12.8	8.0	9.9	7.1
Senior secured second-lien	24.3	15.2	24.2	17.3
Subordinated	5.0	3.1	5.0	3.6
Equity	2.0	1.2	2.0	1.4
Total investments	$159.9	100.0%	$140.1	100.0%

(1)         Excludes unfunded commitments of $2.0 million.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2016 and for the period from February 5, 2015 (Inception) to March 31, 2015:

	Three Months Ended March 31, 2016		For the period from February 5, 2015 (Inception) to March 31, 2015 (1)
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$22.4	100.0%	$—	—%
Unitranche	—	—	—	—
Senior secured second-lien	—	—	—	—
Subordinated	—	—	—	—
Equity	—	—	—	—
Total investments	$22.4	100.0%	$—	—%

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

For the three months ended March 31, 2016, we had principal repayments of $1.5 million. For this period, we had sales of securities in seven portfolio companies aggregating approximately $1.2 million in net proceeds. For the three months ended March 31, 2016, we had a net portfolio increase of $19.3 million aggregate principal amount (amoritized cost).

For the period from February 5, 2015 (Inception) to March 31, 2015, we had no principal repayments or sales of securities as we did not commence operations until June 26, 2015.

The following table presents certain selected information regarding our investment portfolio at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Weighted average total yield to maturity of debt and income producing securities	7.1%	7.2%
Weighted average interest rate of debt and income producing securities	6.6%	6.7%
Percentage of debt bearing a floating rate	87.1%	85.2%
Percentage of debt bearing a fixed rate	12.9%	14.8%
Number of portfolio companies	107	102

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$162.5	72.2%	$143.2	100.0%
Non-accrual	—	—	—	—
Total assets	$162.5	100.0%	$143.2	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2016 and December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2016 (1)		December 31, 2015 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$1.0	0.6%	$1.8	1.3%
2	155.2	97.1	134.4	95.9
3	3.6	2.3	3.9	2.8
4	—	—	—	—
5	—	—	—	—
Total	$159.9	100.0%	$140.1	100.0%

(1)         Excludes unfunded commitments of $2.0 million.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2016 and for the period from February 5, 2015 (Inception) to March 31, 2015 were as follows:

	For the three months ended March 31, 2016	For the period from February 5, 2015 (inception) to March 31, 2015 (1)
Total investment income	$2,510,128	$—
Less: Net expenses	1,436,071	—
Net investment income before taxes	$1,074,057	$—
Income taxes	800	—
Net investment income before taxes	1,073,257	—
Net realized gain (loss) on investments (2)	(417,722)	—
Net unrealized appreciation (depreciation) on investments (2)	533,460	—
Net increase in net assets resulting from operations	$1,188,995	$—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(2)         Includes foreign currency transactions and translation.

Investment Income

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015 (1)

Interest from investments	$2,510,128	$—
Dividend income	—	—
Other income	—	—
Total	$2,510,128	$—

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

Expenses

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015 (1)

Interest and credit facility expenses	$454,093	$—
Management fees	357,047	—
Directors’ fees	66,875	—
Professional fees	215,000	—
Organizational expenses	19,471	—
Other general and administrative expenses	323,585	—
Total expenses	$1,436,071	$—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest and credit facility expenses

Interest and credit facility expenses includes interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015 and first drew on the SPV Asset Facility in April 2016. Interest and credit facility expenses for the three months ended March 31, 2016 and for the period from February 5, 2015 (Inception) to March 31, 2015 was approximately $0.5 million and zero, respectively. The weighted average debt outstanding for the three months ended March 31, 2016 was approximately $63.3 million and the average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding was 2.1%.

Management fees

Management fees, net of waived management fees, for the three months ended March 31, 2016 was approximately $0.4 million. Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Waived management fees for the three months ended March 31, 2016 was approximately $0.2 million. The Advisor will not be permitted to recoup any waived amounts at any time.

Professional Fees and Other General and Administrative Expenses

Professional fees for the three months ended March 31, 2016 was $0.2 million. Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents.

Other general and administrative expenses for the three months ended March 31, 2016 was approximately $0.3 million. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three months ended March 31, 2016, we called $12.0 million and the Advisor allocated $0.0 million of organization costs to the Company, which was included in the Consolidated Statements of Operations.

For the three months ended March 31, 2016, the Advisor also allocated $0.0 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of March 31, 2016, we had no accrual for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended March 31, 2016, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

Three Months Ended March 31, 2016 (Unaudited)

Realized losses on investments	$(461,027)
Realized gains on investments	—
Realized losses on foreign currency transactions	44,241
Realized gains on foreign currency transactions	(936)
Net realized gains (losses)	$(417,722)

Change in unrealized depreciation on investments	$430,883
Change in unrealized appreciation on investments	60,157
Change in unrealized depreciation on foreign currency translation	215
Change in unrealized appreciation on foreign currency translation	42,205
Net unrealized appreciation (depreciation)	$533,460

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended March 31, 2016 or the period from February 5, 2015 (Inception) to March 31, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had $3.1 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand combined with our uncalled capital commitments of $118.1 million, $6.9 million undrawn amount on our Revolving Credit Facility and $75 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At March 31, 2016, we had received capital commitments totaling $211.1 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered five capital drawdown notices to our investors relating to the issuance of 4,680,640.95 of our common shares for an aggregate offering of $93.0 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes. As of March 31, 2016, the Company received all amounts relating to the February 29, 2016 capital drawdown notice.

During the three month period ended March 31, 2016, we issued 354.36 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $7,023.

Debt

Debt consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$75.0	$—	$—	$—
Revolving Credit Facility (2)	75.0	68.3	6.9	68.2
Total Debt	$150.0	$68.3	$6.9	$68.2

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (2)	75.0	54.8	20.2	54.7
Total Debt	$75.0	$54.8	$20.2	$54.7

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

(2)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 1.5 million on its Revolving Credit Facility

As of March 31, 2016 and December 31, 2015, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016.

The maximum commitment amount under the SPV Asset Facility is $75,000,000, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (March 28, 2021) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Also on March 28, 2016, the Company, as seller, and CBDC SPV, as purchaser, entered into a loan sale agreement whereby the Company will sell certain assets to CBDC SPV. We consolidate CBDC SPV in our consolidated financial statements and no gain or loss is expected to result from the sale of assets to CBDC SPV. We retain a residual interest in assets contributed to or acquired by CBDC SPV through our 100% ownership of CBDC SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of CBDC SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

There were no outstanding borrowings on the SPV Asset Facility as of March 31, 2016.

For the three month period ended March 31, 2016 and for the period from February 5, 2015 (Inception) to March 31, 2015, the components of interest expense were as follows:

	For the three months ended March 31, 2016	For the period from February 5, 2015 (Inception) to March 31, 2015 (1)

Borrowing interest expense	$329,206	$—
Unused facility fees	10,164	—
Amortization of upfront commitment fees	45,382	—
Amortization of deferred financing costs	69,341	—
Total interest and credit facility expenses	$454,093	$—
Weighted average interest rate	2.09%	—%
Weighted Average outstanding balance	$63,299,163	$—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2016 and December 31, 2015, our asset coverage ratio was 2.32 to 1 and 2.42 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 7. Commitments, Contingencies and Indemnifications to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies should be read in connection with our risk factors as disclosed herein and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 25, 2016, and elsewhere in our filings with the SEC.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2016, the Company recorded $12,000,232 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein. See Note 4. Investments and Note 5. Fair Value of Financial Instruments to our consolidated financial statements for additional information on the Company’s investment portfolio.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three month period ended March 31, 2016, the Advisor allocated to the Company $27,239 of equity offering costs and $19,471 of organization costs, of which $46,709 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2016. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $211,097 of equity offering costs and $150,898 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2016, no loans had been placed on non-accrual status by the Company.

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

As of March 31, 2016, all tax years of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

Valuation Risk

We have invested, and plan to continue to invest,  in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2. Summary of Significant Account Policies to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of March 31, 2016, 87.1% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility and SPV Asset Faiclity also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations

Up 300 basis points	$3.8	$2.0	$1.7
Up 200 basis points	$2.4	$1.4	$1.0
Up 100 basis points	$0.9	$0.7	$0.3
Down 25 basis points	$(0.0)	$(0.2)	$0.1

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2016, we had £1.5 million outstanding on the Revolving Credit Facility as a natural hedge against a £3.0 million investment.

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended March 31, 2016:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	$—	—	—	$6,162,956
February 2016	19.22	29,577.55		5,594,505
March 2016	—	—	—	5,594,505

Total	$19.22	29,577.55	—	$5,594,505

Item 3. Defaults Upon Senior Securities

None.

Item 4.                          [Reserved]

Item 5.                          Other Information

None.

Item 6.                          Exhibits.

(a)              Exhibits.

10.1

Loan and Security Agreement, dated as of March 28, 2016, among Crescent Capital BDC Funding, LLC, as Borrower, Crescenta Capital BDC, Inc. as the Collateral Manager, Seller and Equityholder, the banks and other financial institutions from time to time party thereto as Lenders, and  Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016).

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

Crescent Capital BDC, INC.

Date: May 13, 2016	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 13, 2016	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer