Form 10-Q
period 2016-06-30
Crescent Capital BDC, Inc.
filed 2016-08-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 13, 2016 was 4,681,053.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of June 30, 2016 (Unaudited) and December 31, 2015	2
	Consolidated Statements of Operations for the three months ended June 30, 2016 and June 30, 2015 (Unaudited), for the six months ended June 30, 2016 and for the period from February 5, 2015 (Inception) to June 30, 2015 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2016 (Unaudited) and for the period from February 5, 2015 (Inception) to June 30, 2015 (Unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (Unaudited) and for the period from February 5, 2015 (Inception) to June 30, 2015 (Unaudited)	5
	Consolidated Schedule of Investments as of June 30, 2016 (Unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2015 (Unaudited)	12
	Notes to Consolidated Financial Statements (Unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
PART II.	OTHER INFORMATION	51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	[Reserved]	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $175,248,210 and $141,151,386, respectively)	$174,234,410	$138,068,497
Cash and cash equivalents	5,396,434	4,733,856
Cash denominated in foreign currency (cost of $32,579 and $33,915, respectively)	30,358	33,700
Receivable for investments sold	1,936,186	—
Interest receivable	892,126	429,610
Prepaid expenses and other assets	107,905	55,373
Total assets	$182,597,419	$143,321,036

Liabilities
Debt (net of deferred financing costs of $1,260,299 and $218,269, respectively)	$70,128,082	$54,492,581
Payable for investments purchased	4,690,315	9,179,625
Distributions payable	1,164,992	924,998
Management fees payable - affiliate	390,042	336,180
Due to Advisor - affiliate	5,147	46,709
Due to Administrator - affiliate	125,173	183,352
Professional fees payable	113,873	82,500
Directors’ fees payable	47,250	39,583
Interest and other debt financing expenses payable	285,395	106,146
Accrued expenses and other liabilities	189,029	343,124
Total liabilities	$77,139,298	$65,734,798

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 5,409,760 and 4,056,316 shares issued and outstanding, respectively)	5,410	4,056
Paid-in capital in excess of par value	106,768,547	80,813,231
Accumulated net realized loss	(484,726)	(81,821)
Accumulated distributions in excess of net investment income	(249,549)	(165,426)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	(581,561)	(2,983,802)
Total Net Assets	$105,458,121	$77,586,238
Total Liabilities and Net Assets	$182,597,419	$143,321,036
Net asset value per share	$19.49	$19.13

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 5, 2015 (inception) to June 30,
	2016	2015 (1)	2016	2015 (1)
Investment Income:
Interest income from non-controlled and non-affiliated investments	$2,903,519	$—	$5,413,647	$—
Total investment income	2,903,519	—	5,413,647	—

Expenses:
Interest and other debt financing expenses	704,003	3,039	1,158,096	3,039
Management fees (net of waiver of $248,005, $0, $448,561 and $0, respectively)	390,041	7,909	747,088	7,909
Directors’ fees	83,042	4,799	149,917	4,799
Professional fees	171,273	—	386,273	—
Organization expenses	22,716	43,809	42,187	43,809
Other general and administrative expenses	394,831	7,735	718,416	7,735
Total expenses	1,765,906	67,291	3,201,977	67,291
Net investment income (loss) before taxes	1,137,613	(67,291)	2,211,670	(67,291)
Income taxes	—	—	800	—
Net investment income (loss) after taxes	1,137,613	(67,291)	2,210,870	(67,291)

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	17,162	—	(443,865)	—
Net realized gain (loss) on foreign currency transactions	(2,345)	—	40,960	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	1,868,781	(11,027)	2,402,241	(11,027)
Net realized and unrealized gains (losses) on investments	1,883,598	(11,027)	1,999,336	(11,027)
Net increase (decrease) in net assets resulting from operations	$3,021,211	$(78,318)	$4,210,206	$(78,318)

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.62	$(4.95)	$0.92	$(7.65)
Net investment income (loss) per share (basic and diluted):	$0.23	$(4.25)	$0.48	$(6.57)
Weighted average shares outstanding (basic and diluted):	4,881,504	15,824	4,578,842	10,240
Distributions declared per share:	$0.22	$—	$0.46	$—

(1)                                 The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015(1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$2,210,870	$(67,291)
Net realized gain (loss) on investments and foreign currency transactions	(402,905)	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	2,402,241	(11,027)
Net increase (decrease) in net assets resulting from operations	4,210,206	(78,318)

Distributions to shareholders from:
Net investment income	(2,294,993)	—
Total distributions to shareholders	(2,294,993)	—

Capital transactions:
Issuance of common stock	26,000,000	27,500,000
Issuance of common stock pursuant to distribution reinvestment plan	15,687	—
Equity offering costs	(59,017)	(61,286)
Redemption of common stock	—	(500,000)
Net increase in net assets resulting from capital transactions	25,956,670	26,938,714
Total increase in net assets	27,871,883	26,860,396
Net assets at beginning of period	77,586,238	—
Net assets at end of period	$105,458,121	$26,860,396
Accumulated distributions in excess of net investment income/net investment loss	$(249,549)	$(67,291)

Changes in Shares
Common stock, at beginning of period	4,056,316	—
Issuance of common stock	1,352,639	1,351,000
Issuance of common stock pursuant to distribution reinvestment plan	805	—
Redemption of common stock	—	(1,000)
Common stock, at end of period	5,409,760	1,350,000

(1)                                 The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,210,206	$(78,318)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(45,750,919)	(15,040,206)
Proceeds from sales of investments and principal repayments	11,317,104	—
Net realized (gain) loss on investments	443,865	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(2,402,241)	11,027
Amortization of premium and accretion of discount, net	(106,874)	—
Amortization of deferred financing costs	323,506	2,206

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,936,186)	—
(Increase) decrease in interest receivable	(462,516)	—
(Increase) decrease in prepaid expenses and other assets	(52,532)	(112,935)
Increase (decrease) in payable for investments purchased	(4,489,310)	15,040,206
Increase (decrease) in management fees payable - affiliate	53,862	7,909
Increase (decrease) in due to Advisor - affiliate	(41,562)	(22,124)
Increase (decrease) in due to Administrator - affiliate	(58,179)	—
Increase (decrease) in professional fees payable	31,373	—
Increase (decrease) in directors’ fees payable	7,667	4,799
Increase (decrease) in interest and credit facility fees and expenses payable	179,249	833
Increase (decrease) in accrued expenses and other liabilities	(154,095)	186,603
Net cash provided by (used for) operating activities	(38,887,582)	—

Cash flows from financing activities:
Issuance of common stock	26,000,000	1,000,000
Redemption of common stock	—	(500,000)
Financing costs paid related to revolving credit facility	(1,365,536)	—
Distributions paid	(2,039,312)	—
Equity offering costs	(59,017)	—
Borrowings on revolving credit facility	52,462,689	—
Repayments on revolving credit facility	(35,450,000)	—
Net cash provided by (used for) financing activities	39,548,824	500,000
Effect of exchange rate changes on cash	(2,006)	—
Net increase (decrease) in cash, cash equivalents and foreign currency	659,236	500,000
Cash, cash equivalents and foreign currency, beginning of period	4,767,556	—
Cash, cash equivalents and foreign currency, end of period	$5,426,792	$500,000

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$640,612	$—
Receivable for common stock issued	$—	$26,500,000
Issuance of common stock pursuant to distribution reinvestment plan	$15,687	$—
Accrued but unpaid deferred financing costs	$—	$403,709
Accrued but unpaid offering costs	$31,778	$61,286
Accrued but unpaid distributions	$1,164,992	$—

(1)                                 The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Capital Goods
Alion Science and Technology Corporation	Unsecured Debt		11.00%	08/2022	$5,000,000	$4,862,819	4.7%	$4,950,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2020	840,117	824,439	0.8	821,740
Builders FirstSource, Inc.(3)	Senior Secured First Lien	L + 500(2)	6.00%	07/2022	173,797	172,242	0.2	174,086
Doosan Infracore International, Inc.(3)	Senior Secured First Lien	L + 350(2)	4.50%	05/2021	665,965	669,597	0.6	667,630
MB Aerospace Holdings I, Inc.(3)	Senior Secured First Lien	L + 550(2)	6.50%	12/2022	3,832,870	3,796,359	3.6	3,813,706
McJunkin Red Man Corporation(3)	Senior Secured First Lien	L + 400(4)	5.00%	11/2019	282,735	281,882	0.3	273,546
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	10/2021	742,462	747,361	0.7	741,070
Silver II US Holdings, LLC(3)	Senior Secured First Lien	L + 300(2)	4.00%	12/2019	830,597	810,692	0.7	747,537
Univar Inc.(3)	Senior Secured First Lien	L + 325(5)	4.25%	07/2022	744,375	747,682	0.7	735,070
					13,112,918	12,913,073	12.3	12,924,385
Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 425(2)	5.25%	04/2022	990,000	1,000,425	0.9	992,475
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(2)	7.50%	07/2022	500,000	503,074	0.4	468,750
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	07/2021	841,436	841,814	0.8	822,680
Asurion LLC	Senior Secured Second Lien	L + 750(2)	8.50%	03/2021	275,000	279,830	0.2	265,925
Asurion LLC	Senior Secured First Lien	L + 375(2)	5.00%	05/2019	359,896	361,685	0.3	358,697
Asurion LLC	Senior Secured First Lien	L+ 400(2)	5.00%	08/2022	489,375	488,746	0.5	483,625
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650(5)	7.50%	12/2021	500,000	502,212	0.5	490,522
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2020	700,804	703,785	0.7	699,711
IMC OP, LP	Senior Secured First Lien	L + 350(4)	4.50%	08/2020	815,896	815,896	0.8	814,366
PowerTeam Services, LLC	Senior Secured First Lien	L + 325(2)	4.25%	05/2020	990,316	988,321	0.9	986,602
Survey Sampling International, LLC	Senior Secured First Lien	L + 500(5)	6.00%	12/2020	3,191,916	3,161,287	3.0	3,181,942
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(2)	9.50%	07/2023	10,000,000	9,631,700	9.2	9,666,700
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700(2)	8.00%	09/2021	4,315,217	4,256,490	4.1	4,297,482
Valet Waste Holdings, Inc.(6)	Senior Secured First Lien			09/2021	326,087	317,340	0.3	323,406
Vencore, Inc.	Senior Secured First Lien	L + 475(2)	5.75%	11/2019	489,695	490,254	0.5	487,859
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725(2)	8.25%	05/2022	250,000	244,431	0.2	244,063
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425(2)	5.25%	05/2021	989,899	993,138	0.9	987,919
					26,025,537	25,580,428	24.2	25,572,724
Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 629(2)	6.79%	05/2021	3,000,000	2,939,574	2.8	2,970,300
Varsity Brands, Inc.	Senior Secured First Lien	L + 400(5)	5.00%	12/2021	989,950	999,206	1.0	988,465
					3,989,950	3,938,780	3.8	3,958,765

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650(2)	7.50%	07/2020	$5,000,000	$4,957,463	4.7%	$4,953,150
Centerplate, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2019	711,278	711,278	0.7	689,495
Scientific Games International, Inc.(3)	Senior Secured First Lien	L + 500(7)	6.00%	10/2021	988,709	992,063	0.9	978,204
SkillSoft Corporation	Senior Secured First Lien	L + 475(5)	5.75%	04/2021	989,925	972,746	0.8	789,465
Wrench Group, LLC(6)	Senior Secured First Lien			03/2022	154,405	138,567	0.1	138,516
Wrench Group, LLC	Senior Secured First Lien	P + 425(8)	7.75%	03/2022	3,859,722	3,804,355	3.6	3,804,528
					11,704,039	11,576,472	10.8	11,353,358
Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550(5)	6.50%	12/2022	2,985,000	2,928,982	2.8	2,966,388

Energy
Fairmount Santrol, Inc.(3)	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	531,678	509,472	0.4	434,315
Murray Energy Corporation	Senior Secured First Lien	L + 650(2)	7.50%	04/2020	343,740	324,708	0.3	252,219
					875,418	834,180	0.7	686,534
Food & Staples Retailing
Albertsons, LLC	Senior Secured First Lien	L + 350(4)	4.50%	08/2021	853,586	858,668	0.8	853,970
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	822,634	825,575	0.8	816,024
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750(2)	8.50%	03/2020	248,809	250,896	0.2	240,723
					1,925,029	1,935,139	1.8	1,910,717
Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900(5)	10.00%	02/2022	5,000,000	4,875,977	4.6	4,900,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425(2)	5.25%	06/2021	746,250	739,514	0.7	733,814
					5,746,250	5,615,491	5.3	5,633,814
Health Care Equipment & Services
Alere, Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	06/2022	784,215	789,568	0.7	781,603
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 450(2)	5.50%	05/2023	1,175,000	1,163,416	1.1	1,177,203
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(2)	5.25%	07/2021	370,909	373,812	0.3	332,891
Concentra Inc.	Senior Secured First Lien	L + 300(2)	4.00%	06/2022	742,500	742,500	0.7	741,108
Connolly Corporation	Senior Secured First Lien	L + 350(2)	4.50%	05/2021	841,414	846,454	0.8	840,362
Heartland Dental, LLC	Senior Secured First Lien	L + 450(2)	5.50%	12/2018	989,950	995,033	0.9	972,626
NMSC Holdings, Inc.	Senior Secured Second Lien	L + 1000(2)	11.00%	10/2023	4,399,017	4,226,092	4.2	4,399,017
NVA Holdings, Inc.(9)	Senior Secured First Lien	L + 450(2)	5.50%	08/2021	6,421,406	6,278,041	6.1	6,421,406
Onex Carestream Finance LP(3)	Senior Secured First Lien	L + 400(2)	5.00%	06/2019	436,388	436,872	0.4	418,932
Onex Carestream Finance LP(3)	Senior Secured Second Lien	L + 850(2)	9.50%	12/2019	197,728	197,728	0.2	179,933
Zest Holdings, LLC	Senior Secured First Lien	L + 475(2)	5.75%	08/2020	4,987,500	4,944,529	4.7	4,930,144
					21,346,027	20,994,045	20.1	21,195,225
Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 475(4)	5.75%	10/2022	746,255	743,307	0.7	742,759

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 450(4)	5.75%	11/2018	$742,292	$745,532	0.7%	$734,684
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600(4)	7.00%	03/2023	2,992,500	2,934,602	2.8	2,977,538
Integro Parent, Inc.	Senior Secured First Lien	L + 575(2)	6.75%	09/2022	437,920	429,707	0.4	431,351
Integro Parent, Inc.	Senior Secured First Lien	L + 575(2)	6.75%	10/2022	59,722	58,586	0.1	58,826
Integro Parent, Inc.	Senior Secured Second Lien	L + 925(2)	10.25%	10/2023	2,408,451	2,360,014	2.2	2,324,155
Integro Parent, Inc.(6) (10)	Senior Secured Second Lien			10/2023	7,606	—	—	(5,704)
					7,394,746	7,271,748	6.9	7,263,609
Materials
Berlin Packaging LLC	Senior Secured First Lien	L + 350(4)	4.50%	10/2021	984,795	988,976	0.9	983,358
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(4)	4.50%	08/2021	970,443	974,177	0.9	966,803
Hilex Poly Co. LLC	Senior Secured First Lien	L + 500(2)	6.00%	12/2021	992,218	1,002,143	0.9	996,351
Ineos US Finance LLC(3)	Senior Secured First Lien	L + 325(4)	4.25%	03/2022	494,985	496,068	0.5	487,065
MacDermid, Inc.(3)	Senior Secured First Lien	L + 450(4)	5.50%	06/2020	738,133	742,716	0.7	730,061
Reynolds Group Holdings Inc.(3)	Senior Secured First Lien	L + 350(4)	4.50%	12/2018	500,000	501,850	0.5	500,725
Royal Holdings, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	06/2022	841,500	844,021	0.8	836,590
SIG Combibloc US Acquisition, Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	03/2022	840,241	842,158	0.8	835,649
Tank Holding Corp.	Senior Secured First Lien	L + 425(2)	5.25%	03/2022	973,034	981,572	0.9	924,382
					7,335,349	7,373,681	6.9	7,260,984
Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	09/2021	990,372	991,287	0.9	954,882
iHeartCommunications, Inc.(3)	Senior Secured First Lien	L + 675(11)	7.21%	01/2019	738,673	701,725	0.5	542,105
Regal Cinemas Corporation(3)	Senior Secured First Lien	L + 275(2)	3.50%	04/2022	843,625	847,683	0.8	844,220
Rentpath, Inc.(3)	Senior Secured First Lien	L + 525(4)	6.25%	12/2021	989,950	998,687	0.8	896,523
Tribune Media Company(3)	Senior Secured First Lien	L + 300(2)	3.75%	12/2020	495,000	497,141	0.5	494,691
WideOpenWest Finance LLC	Senior Secured First Lien	L + 350(2)	4.50%	04/2019	841,479	843,689	0.8	840,368
					4,899,099	4,880,212	4.3	4,572,789
Pharmaceuticals, Biotechnology & Life Sciences
Catalent Pharma Solutions Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	05/2021	841,416	846,849	0.8	841,218
Medpace Holdings, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	04/2021	724,432	726,951	0.7	723,526
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2021	843,560	834,424	0.8	800,682
Synarc - Biocare Holdings LLC	Senior Secured First Lien		7.75%	03/2021	15,500,000	15,158,152	14.8	15,655,000
					17,909,408	17,566,376	17.1	18,020,426
Real Estate
Capital Automotive L.P.(3)	Senior Secured Second Lien	L + 500(4)	6.00%	04/2020	500,000	508,216	0.5	502,500
DTZ U.S. Borrower, LLC(3)	Senior Secured Second Lien	L + 825(2)	9.25%	11/2022	5,000,000	4,928,934	4.7	5,022,925
					5,500,000	5,437,150	5.2	5,525,425
Retailing
Academy, Ltd.	Senior Secured First Lien	L+ 400(4)	5.00%	07/2022	935,206	940,101	0.8	883,769

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
J.A. Cosmetics US, Inc.	Senior Secured First Lien	L + 500(2)	6.25%	01/2019	$2,100,000	$2,079,192	2.0%	$2,089,500
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350(2)	4.50%	08/2021	989,924	997,229	0.9	988,687
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	01/2023	166,250	163,224	0.2	165,692
PetSmart, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	03/2022	841,500	843,792	0.8	839,514
Strategic Partners, Inc.(9)	Senior Secured First Lien	L + 550	6.50%	06/2023	3,500,000	3,465,000	3.3	3,500,000
					8,532,880	8,488,538	8.0	8,467,162
Software & Services
Cision US Inc.	Senior Secured First Lien	L + 600(2)	7.00%	06/2023	5,000,000	4,800,489	4.5	4,785,950
Compuware Corporation	Senior Secured First Lien	L + 525(2)	6.25%	12/2021	988,709	972,966	0.9	918,882
Epicor Software Corporation	Senior Secured First Lien	L + 375(2)	4.75%	06/2022	990,000	991,657	0.9	973,665
First Data Corporation	Senior Secured First Lien	L + 400(11)	4.45%	03/2021	1,000,000	1,004,256	1.0	998,335
Informatica Corporation(3)	Senior Secured First Lien	L + 350(2)	4.50%	08/2022	843,625	844,737	0.8	823,137
Magic Newco LLC(3)	Senior Secured First Lien	L + 400(2)	5.00%	12/2018	989,730	992,473	0.9	991,338
Mediaocean LLC(9)	Senior Secured First Lien	L + 475(4)	5.75%	08/2022	6,556,500	6,491,908	6.2	6,523,717
Merrill Communications, LLC	Senior Secured First Lien	L + 525(2)	6.25%	06/2022	991,765	995,064	0.9	898,787
The Active Network, Inc.	Senior Secured First Lien	L + 450(5)	5.50%	11/2020	997,778	992,471	0.9	990,709
Tibco Software Inc.	Senior Secured First Lien	L + 550(4)	6.50%	12/2020	401,647	402,521	0.4	369,265
Wall Street Systems Delaware, Inc.(3)	Senior Secured First Lien	L + 325(2)	4.25%	04/2021	435,065	437,889	0.4	433,614
WP Mustang Holdings LLC	Senior Secured First Lien	P + 350(8)	7.00%	05/2021	960,610	963,737	0.9	960,009
					20,155,429	19,890,168	18.7	19,667,408
Technology Hardware & Equipment
Dell International LLC	Senior Secured First Lien	L + 325(2)	4.00%	04/2020	744,997	745,254	0.7	743,775
Riverbed Technology, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	04/2022	977,892	991,404	0.9	978,748
Sophia, L.P.	Senior Secured First Lien	L + 375(2)	4.75%	09/2022	744,375	743,849	0.7	736,931
Zebra Technologies Corporation(3)	Senior Secured First Lien	L + 325(2)	4.00%	10/2021	934,782	948,133	0.9	936,278
					3,402,046	3,428,640	3.2	3,395,732
Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 675(2)	7.75%	07/2020	960,934	965,046	0.7	802,380
Charter Communications Operating, LLC(3)	Senior Secured First Lien	L + 275(2)	3.50%	01/2023	324,188	323,460	0.3	324,948
Level 3 Financing Inc.(3)	Senior Secured First Lien	L + 300(2)	4.00%	01/2020	500,000	501,517	0.5	500,312
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500(2)	6.00%	11/2020	987,812	989,921	0.9	947,929
					2,772,934	2,779,944	2.4	2,575,569
Transportation
American Airlines, Inc.(3)	Senior Secured First Lien	L + 275(2)	3.50%	10/2021	495,000	496,600	0.5	491,782
Kenan Advantage Group, Inc.(6) (10)	Senior Secured First Lien			01/2017	—	107	—	(284)
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300(4)	4.00%	07/2022	748,602	750,672	0.7	745,799

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Maple Holdings Acquisition Corp.(3)	Senior Secured First Lien	L + 450(4)	5.25%	03/2023	$402,333	$394,585	0.4%	$403,424
					1,645,935	1,641,964	1.6	1,640,721
Utilities
Sensus USA Inc.(3)	Senior Secured First Lien	L + 550(2)	6.50%	03/2023	450,000	436,783	0.4	447,750
TPF II Power, LLC	Senior Secured First Lien	L + 450(2)	5.50%	10/2021	959,722	965,522	0.9	957,524
					1,409,722	1,402,305	1.3	1,405,274
Total Debt Investments United States					$168,667,716	$166,477,316	157.4%	$165,997,009
Equity Investments
Capital Goods
Alion Science and Technology Corporation(12)	Common Stock				535,714	535,714	0.5	535,714
Commercial & Professional Services
Universal Services Equity Investments(12)	Common Stock				1,000,000	1,000,000	0.9	1,000,000
Insurance
Integro Equity(12)	Common Stock				4,225	422,535	0.4	422,535
Total Equity Investments United States					$1,539,939	$1,958,249	1.8%	$1,958,249
Total United States						$168,435,565	159.2%	$167,955,258
Cayman Islands
Debt Investments
Materials
IBC Capital Limited(3)	Senior Secured First Lien	L + 375(2)	4.75%	09/2021	$841,479	829,806	0.8	815,532
Total Debt Investments Cayman Islands					$841,479	$829,806	0.8%	$815,532
Total Cayman Islands						$829,806	0.8%	$815,532
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(3)	Senior Secured First Lien	E + 575(13)		03/2023	€1,994,499	2,027,699	1.9	1,983,130
Total Debt Investments France					€1,994,499	$2,027,699	1.9%	$1,983,130
Total France						$2,027,699	1.9%	$1,983,130
United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd.(3)	Senior Secured First Lien	L + 650(14)	7.25%	07/2022	£1,978,200	2,990,805	2.5	2,644,458
CB SDG , Ltd.(3) (6)	Senior Secured First Lien			07/2022	442,830	964,335	0.8	836,032
Total Debt Investments United Kingdom					£2,421,030	$3,955,140	3.3%	$3,480,490
Total United Kingdom						$3,955,140	3.3%	$3,480,490
Total Investments						$175,248,210	165.2%	$174,234,410

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually.  For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

**	Percentage is based on net assets of $105,458,121 as of June 30, 2016.
(1)

All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(3)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(4)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(5)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(7)

The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(8)	The interest rate on these loans is subject to the U.S. Prime rate, which as of June 30, 2016 was 3.50%.
(9)	Position or portion thereof unsettled as of June 30, 2016.
(10)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(11)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(12)	Non-income producing security.
(13)

The interest rate on these loans is subject to a base rate plus 3 month EURIBOR. As the interest rate is subject to a minimum EURIBOR floor which was greater than the 3 month EURIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the EURIBOR floor.

(14)

The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the GBP LIBOR floor.

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

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow local currency under the Company’s revolving credit facility to partially or fully fund these investments.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of June 30, 2016 and December 31, 2015, there were $1,260,299 and $218,269, respectively, of deferred financing costs on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2016 and December 31, 2015, no loans had been placed on non-accrual status by the Company.

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

As of June 30, 2016, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

For the three and six months ended June 30, 2016, the Company incurred administrative services expenses of $122,859 and $245,718, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $125,173 was payable at June 30, 2016. For the period from February 5, 2015 (Inception) through June 30, 2015, the Company incurred administrative services expenses of $5,748, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $5,748 was payable at June 30, 2015.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and six months ended June 30, 2016, the Company incurred expenses of $154,012 and $306,437, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $153,995 was payable at June 30, 2016. For the period from February 5, 2015 (Inception) through June 30, 2015, the Company incurred expenses of $422, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $422 was payable at June 30, 2015.

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

The Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.5% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Base Management Fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

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

For the three and six months ended June 30, 2016, the Company incurred management fees of $390,041 and $747,088, respectively, of which $390,042 was payable at June 30, 2016. For the period from February 5, 2015 (Inception) through June 30, 2015, the Company incurred management fees of $7,909, of which $7,909 was payable at June 30, 2015.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended June 30, 2016, the Company recorded directors’ fees of $83,042 and $149,917, respectively, of which $47,250 was payable at June 30, 2016. For the period from February 5, 2015 (Inception) through June 30, 2015, the Company recorded directors’ fees of $4,799, of which $4,799 was payable at June 30, 2015.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of June 30, 2016 and December 31, 2015, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at June 30, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$139,918,038	$138,626,652	$(1,291,386)
Senior Secured Second Lien	28,509,104	28,699,509	190,405
Unsecured Debt	4,862,819	4,950,000	87,181
Common Stock	1,958,249	1,958,249	—
Total Investments	$175,248,210	$174,234,410	$(1,013,800)

Investments at fair value consisted of the following at December 31, 2015:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$110,083,668	$107,241,672	$(2,841,996)
Senior Secured Second Lien	24,254,165	23,868,576	(385,589)
Unsecured Debt	4,855,304	5,000,000	144,696
Common Stock	1,958,249	1,958,249	—
Total Investments	$141,151,386	$138,068,497	$(3,082,889)

The industry composition of investments at fair value at June 30, 2016 and December 31, 2015 is as follows:

Industry	Fair Value as of June 30, 2016	Percentage of Fair Value	Fair Value as of December 31, 2015	Percentage of Fair Value
Capital Goods	$13,460,099	7.73%	$14,144,393	10.24%
Commercial & Professional Services	26,572,724	15.25	22,885,235	16.57
Consumer Durables & Apparel	3,958,765	2.27	987,513	0.71
Consumer Services	11,353,358	6.52	7,330,022	5.31
Diversified Financials	2,966,388	1.70	2,966,250	2.15
Energy	686,534	0.39	740,601	0.54
Food & Staples Retailing	1,910,717	1.10	2,026,191	1.47
Food, Beverage & Tobacco	5,633,814	3.23	5,740,625	4.16
Health Care Equipment & Services	21,195,225	12.16	4,430,174	3.21
Insurance	7,686,144	4.41	4,706,147	3.41
Materials	8,076,516	4.64	10,803,211	7.82
Media	4,572,789	2.62	6,000,814	4.35
Pharmaceuticals, Biotechnology & Life Sciences	18,020,426	10.34	18,538,572	13.43
Real Estate	5,525,425	3.17	5,426,667	3.93
Retailing	8,467,162	4.86	4,697,327	3.40
Software & Services	23,147,898	13.29	17,696,624	12.82
Technology Hardware & Equipment	5,378,862	3.09	3,461,266	2.51
Telecommunication Services	2,575,569	1.48	2,381,459	1.72
Transportation	1,640,721	0.94	1,232,388	0.89
Utilities	1,405,274	0.81	1,873,018	1.36
Total Investments	$174,234,410	100.00%	$138,068,497	100.00%

The geographic composition of investments at fair value at June 30, 2016 and December 31, 2015, is as follows:

Geographic Region	Fair Value as of June 30, 2016	Percentage of Fair Value	Fair Value as of December 31, 2015	Percentage of Fair Value
United States	$167,955,258	96.39%	$133,094,061	96.39%
United Kingdom	3,480,490	2.00	3,212,207	2.33
France	1,983,130	1.14	991,198	0.72
Cayman Islands	815,532	0.47	771,031	0.56
Total Investments	$174,234,410	100.00%	$138,068,497	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2016:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$4,950,000	$4,950,000
Senior Secured First Lien	—	96,090,506	42,536,146	138,626,652
Senior Secured Second Lien	—	19,400,492	9,299,017	28,699,509
Common Stock	—	—	1,958,249	1,958,249
Total Investments	$—	$115,490,998	$58,743,412	$174,234,410

The following table presents fair value measurements of investments as of December 31, 2015:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$5,000,000	$5,000,000
Senior Secured First Lien	—	74,634,039	32,607,633	107,241,672
Senior Secured Second Lien	—	11,632,097	12,236,479	23,868,576
Common Stock	—	—	1,958,249	1,958,249
Total Investments	$—	$86,266,136	$51,802,361	$138,068,497

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2016 based off of fair value hierarchy at June 30, 2016:

		Senior	Senior
	Common	Secured	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of December 31, 2015	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361
Amortized discounts/premiums	—	51,510	10,934	7,515	69,959
Net realized gain (loss)	—	828	1,546	—	2,374
Net change in unrealized appreciation (depreciation)	—	(257,234)	65,035	(57,515)	(249,714)
Purchases	—	14,587,892	4,633,032	—	19,220,924
Sales/return of capital/principal repayments	—	(63,406)	(38,853)	—	(102,259)
Transfers in	—	—	—	—	—
Transfers out	—	(4,391,077)	(7,609,156)	—	(12,000,233)
Balance as of June 30, 2016	$1,958,249	$42,536,146	$9,299,017	$4,950,000	$58,743,412

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2016	$—	$(256,916)	$65,035	$(57,515)	$(249,396)

During the six months ended June 30, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

For the period from February 5, 2015 (Inception) through June 30, 2015, the Company had no Level 3 investments with market value.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2016 and December 31, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of June 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$42,536,146	Discounted Cash Flows	Discount Rate	6.1% - 9.4% (7.5%)

Senior Secured Second Lien	$9,299,017	Discounted Cash Flows	Discount Rate	10.0 – 10.5% (10.2%)

Unsecured Debt	$4,950,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$1,958,249	Market Multiple	Comparable EBITDA Multiple	9.8 - 11.2 (10.5x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$31,186,556	Discounted Cash Flows	Discount Rate	7.1% - 9.5% (8.2%)
	$1,421,077	Market Rate	Market Yield	7.0% - 9.0% (8.3%)

Senior Secured Second Lien(1)	$9,925,000	Discounted Cash Flows	Discount Rate	9.5% - 10.2% (9.9%)
	$2,311,479	Market Rate	Market Yield	10.7%
Unsecured Debt(1)	$5,000,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$1,958,249	Market Multiple	Comparable EBITDA Multiple	9.8x - 11.2x (10.5x)

(1) The range for an investment type category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2016 and December 31, 2015. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facility, as of June 30, 2016 and December 31, 2015, approximates its carrying value as the outstanding balances are callable at carrying value. The determination of the revolving credit facility’s fair values involves Level 3 inputs.

Note 6. Debt

Debt consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$75,000,000	$24,013,250	$16,207,931	$24,013,250
Revolving Credit Facility (2)	50,000,000	47,809,591	2,190,409	47,375,130
Total Debt	$150,000,000	$71,822,841	$18,398,340	$71,388,380

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (3)	75,000,000	54,810,152	20,189,848	54,710,850
Total Debt	$75,000,000	$54,810,152	$20,189,848	$54,710,850

(1)         The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

(2)         The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility.

(3)         The Company had outstanding debt denominated in Pound Sterling (GBP) of 1.5 million on its Revolving Credit Facility.

As of June 30, 2016 and December 31, 2015, the Company was in compliance with the terms and covenants of its debt arrangements.

Revolving Credit Facility

On June 29, 2015, the Company entered into the “Revolving Credit Facility” with Natixis, New York Branch (“Natixis”), as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments (See Note 7. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP). On June 29, 2016, the Company amended the Revolving Credit Facility decreasing the facility limit from $75 million to $50 million and extending the maturity date to June 29, 2017.

Borrowings under the Revolving Credit Facility bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on June 29, 2017.

Costs incurred in connection with obtaining the Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. As of June 30, 2016 and December 31, 2015, deferred financing costs related to the Revolving Credit Facility were $161,938 and $218,269, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

The maximum commitment amount under the SPV Asset Facility is $75 million, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the Borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (March 28, 2021) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight-line basis. As of June 30, 2016 and December 31, 2015, deferred financing costs related to the SPV Asset Facility were $1,098,361 and $0, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the Revolving Credit Facility and the SPV Asset Facility for the three and six months ended June 30, 2016 and for the three months ended June 30, 2015 and for the period from February 5, 2015 (Inception) to June 30, 2015 were as follows:

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 5, 2015 (inception) to June 30,
	2016	2015 (1)	2016	2015 (1)
Borrowing interest expense	$414,284	$—	$743,490	$—
Facility fees	80,936	833	91,100	833
Amortization of financing costs	208,783	2,206	323,506	2,206
Total	$704,003	$3,039	$1,158,096	$3,039
Weighted average interest rate	2.18%	—%	2.25%	—%
Average outstanding balance	$74,090,794	$—	$68,609,141	$—

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2016 and December 31, 2015, the Company had $2,310,202 and $2,007,987, respectively, of unfunded commitments under loan and financing agreements as follows:

	June 30, 2016		December 31, 2015
	Commitment	Unfunded	Commitment	Unfunded
	Date(1)	Commitment	Date(1)	Commitment

Senior Secured First Lien
CB SDG, Ltd.(2)	7/6/2019	$578,971	7/6/2019	$1,121,060
Kenan Advantage Group, Inc.	1/23/2017	75,760	1/23/2017	79,468
Valet Waste Holdings, Inc.	9/24/2021	326,087	9/24/2021	434,783
Wrench Group, LLC	3/2/2022	956,707	—	—
Total Senior Secured First Lien		1,937,525		1,635,311

Senior Secured Second Lien
Integro Parent, Inc.	10/30/2016	372,677	10/30/2016	372,676
Total Senior Secured Second Lien		372,677		372,676
Total		$2,310,202		$2,007,987

(1)  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)  Outstanding unfunded commitment denominated in GBP totaling £377,841 and £760,607 and translated into USD at June 30, 2016 and December 31, 2015, respectively.

Other Commitments and Contingencies

As of June 30, 2016, the Company had $211.1 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $104.1 million as of June 30, 2016.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the six months ended June 30, 2016, the Advisor allocated to the Company $59,017 of equity offering costs and $42,187 of organization costs, of which $31,778 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2016. Since June 26, 2015 (Commencement) through June 30, 2016, the Advisor has allocated to the Company $242,875 of equity offering costs and $173,614 of organization costs.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $104.1 million and $130.1 million as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2016:

	For the six months ended
	June 30, 2016
Quarter Ended	Shares	Amount
June 30, 2016	728,257	$14,000,000
March 31, 2016	624,382	12,000,000
Total Capital Drawdowns	1,352,639	$26,000,000

	For the period from February 5, 2015 (Inception) through
	June 30, 2015
Quarter Ended	Shares	Amount
June 30, 2015	1,350,000	$27,000,000
Total Capital Drawdowns	1,350,000	$27,000,000

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

The Company has authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000 shares of its preferred stock with a par value of $0.001 per share. Shares of preferred stock have not been issued. On February 5, 2015, the Company issued 1,000 common shares to CCG LP. On April 15, 2015, CCG LP contributed $499,000 of additional paid-in-capital to the Company. On June 29, 2015, CCG LP exchanged its 1,000 shares issued on February 5, 2015 for 25,000 common shares, which were subsequently redeemed on June 30, 2015.

At June 30, 2016 and December 31, 2015, CCG LP and its affiliates owned 4.74% and 4.74%, respectively, of the outstanding common shares of the Company.

For the six months ended June 30, 2016, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2016	$1,130,001	$0.24
June 30, 2016	$1,164,992	$0.22

For the period from February 5, 2015 (Inception) through June 30, 2015, the Company made no distributions.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2016 and December 31, 2015, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 5, 2015 (inception) to June 30,
	2016	2015 (1)	2016	2015 (1)
Net increase (decrease) in net assets resulting from operations	$3,021,211	$(78,318)	$4,210,206	$(78,318)
Weighted average common shares outstanding	4,881,504	15,824	4,578,842	10,240
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.62	$(4.95)	$0.92	$(7.65)

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 10. Income Taxes

As of June 30, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$175,248,210

Gross unrealized appreciation	$1,368,028
Gross unrealized depreciation	(2,381,828)
Net unrealized investment depreciation	$(1,013,800)

As of December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$141,151,562

Gross unrealized appreciation	$748,070
Gross unrealized depreciation	(3,831,135)
Net unrealized investment depreciation	$(3,083,065)

For the six months ended June 30, 2016, the Company recognized no current or deferred income tax or benefit related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at June 30, 2016 or December 31, 2015.

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2016 and for the period from February 5, 2015 (Inception) to June 30, 2015, relating to the common shares issued through June 30, 2016 pursuant to the Subscription Agreements:

	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$19.13	$20.00

Net investment income after tax	0.48	(0.05)
Net realized and unrealized gains (losses) on investments(2)	0.35	(0.01)
Net increase (decrease) in net assets resulting from operations	0.83	(0.06)

Distributions declared from net investment income(3)	(0.46)	0.00
Offering costs	(0.01)	(0.04)
Total increase (decrease) in net assets	0.36	(0.10)

Net asset value, end of period	$19.49	$19.90
Shares outstanding, end of period	5,409,760	1,350,000
Weighted average shares outstanding	4,578,842	1,350,000
Total return(4)(7)	8.61%	N/A

Ratio/Supplemental Data:
Net assets, end of period	$105,458,121	$26,860,396
Ratio of total expenses to average net assets(6)	7.06%	6.54%
Ratio of net investment income (loss) to average net assets(6)	4.96%	(6.54)%
Ratio of interest and credit facility expenses to average net assets(7)	2.57%	0.83%
Portfolio turnover rate(5)	7.31%	—
Asset coverage ratio(8)	2.47	—

*	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(5)	Not annualized.
(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2016 and for the six months ended June 30, 2016.

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

As of June 30, 2016 and December 31, 2015, our portfolio at fair value was comprised of the following:

	June 30, 2016		December 31, 2015
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$123.8	70.2%	$99.0	70.6%
Unitranche	16.7	9.4	9.9	7.1
Senior secured second-lien	29.0	16.5	24.2	17.3
Subordinated	5.0	2.8	5.0	3.6
Equity	2.0	1.1	2.0	1.4
Total investments	$176.5	100.0%	$140.1	100.0%

(1)         Includes unfunded commitments of $2.3 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2016 and June 30, 2015, for the six months ended June 30, 2016, and for the period from February 5, 2015 (Inception) to June 30, 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015 (1)
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$15.1	65.0%	$13.1	86.8%
Unitranche	3.9	16.7	—	—
Senior secured second-lien	4.3	18.3	2.0	13.2
Subordinated	—	—	—	—
Equity	—	—	—	—
Total investments	$23.3	100.0%	$15.1	100.0%

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015 (1)
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$37.6	82.2%	$13.1	86.8%
Unitranche	3.9	8.5	—	—
Senior secured second-lien	4.3	9.3	2.0	13.2
Subordinated	—	—	—	—
Equity	—	—	—	—
Total investments	$45.8	100.0%	$15.1	100.0%

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

For the three months ended June 30, 2016, we had principal repayments of $5.0 million. For this period, we had sales of securities in seven portfolio companies aggregating approximately $3.6 million in net proceeds. For the three months ended June 30, 2016, we had a net portfolio increase of $15.1 million aggregate principal amount (amoritized cost).

For the six months ended June 30, 2016, we had principal repayments of $6.4 million. For this period, we had sales of securities in thirteen portfolio companies aggregating approximately $4.9 million in net proceeds. For the six months ended June 30, 2016, we had a net portfolio increase of $34.4 million aggregate principal amount (amoritized cost).

For the period from February 5, 2015 (Inception) to June 30, 2015, we had no principal repayments or sales of securities as we did not commence operations until June 26, 2015.

The following table presents certain selected information regarding our investment portfolio at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Weighted average total yield to maturity of debt and income producing securities	7.1%	7.2%
Weighted average interest rate of debt and income producing securities	6.8%	6.7%
Percentage of debt bearing a floating rate	88.3%	85.2%
Percentage of debt bearing a fixed rate	11.7%	14.8%
Number of portfolio companies	110	102

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$177.6	100.0%	$143.2	100.0%
Non-accrual	—	—	—	—
Total assets	$177.6	100.0%	$143.2	100.0%

(1)         Includes unfunded commitments of $2.3 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2016 and December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2016 (1)		December 31, 2015 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$1.0	0.5%	$1.8	1.3%
2	172.4	97.7	134.4	95.9
3	3.1	1.8	3.9	2.8
4	—	—	—	—
5	—	—	—	—
Total	$176.5	100.0%	$140.1	100.0%

(1)         Includes unfunded commitments of $2.3 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively.

RESULTS OF OPERATIONS

Operating results for the three months ended June 30, 2016 and June 30, 2015, for the six months ended June 30, 2016, and for the period from February 5, 2015 (Inception) to June 30, 2015 were as follows:

	For the three months ended June 30, 2016	For the three months ended June 30, 2015 (1)	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015 (1)
Total investment income	$2,903,519	$—	$5,413,647	$—
Less: Net expenses	1,765,906	67,291	3,201,977	67,291
Net investment income before taxes	$1,137,613	$(67,291)	$2,211,670	$(67,291)
Income taxes	—	—	800	—
Net investment income	1,137,613	(67,291)	2,210,870	(67,291)
Net realized gain (loss) on investments (2)	14,817	—	(402,905)	—
Net unrealized appreciation (depreciation) on investments (2)	1,868,781	(11,027)	2,402,241	(11,027)
Net increase in net assets resulting from operations	$3,021,211	$(78,318)	$4,210,206	$(78,318)

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(2)         Includes foreign currency transactions and translation.

Investment Income

	For the three months ended June 30, 2016	For the three months ended June 30, 2015 (1)	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015 (1)
Interest from investments	$2,902,935	$—	$5,413,063	$—
Dividend Income	—	—	—	—
Other income	584	—	584	—
Total	2,903,519	—	5,413,647	—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from zero for the three months ended June 30, 2015 to $2.9 million for the three months ended June 30, 2016, due to the increase in the size of our portfolio. The average size of our investment portfolio increased from $7.5 million during the three months ended June 30, 2015 to $170.0 million during the three months ended June 30, 2016. We did not have dividend income for the three months ended June 30, 2016 and June 30, 2015.

Interest from investments, which includes amortization of upfront fees and prepayment fees, was zero for the period from February 5, 2015 (Inception) to June 30, 2015 compared to $5.4 million for the six months ended June 30, 2016, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $5.0 million during the period from February 5, 2015 (Inception) to June 30, 2015 to $161.1 million during the six months ended June 30, 2016. We did not have dividend income for the six months ended June 30, 2016 and June 30, 2015.

The Company commenced investment operations on June 26, 2015 (Commencement). We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until July 2015. No revenues were earned during the period prior to June 26, 2015 or for the period from June 26, 2015 (Commencement) to June 30, 2015.

Expenses

	For the three months ended June 30, 2016	For the three months ended June 30, 2015 (1)	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015 (1)
Interest and credit facility expenses	$704,003	$3,039	$1,158,096	$3,039
Management fees	390,041	7,909	747,088	7,909
Directors’ fees	83,042	4,799	149,917	4,799
Professional fees	171,273	—	386,273	—
Organization expenses	22,716	43,809	42,187	43,809
Other general and administrative expenses	394,831	7,735	718,416	7,735
Total expenses	1,765,906	67,291	3,201,977	67,291

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015 and first drew on the SPV Asset Facility in April 2016. Interest and credit facility expenses increased from $0.0 million for the three months ended June 30, 2015 to $0.7 million for the three months ended June 30, 2016. This increase was due to an increase in the weighted average debt outstanding from zero for the three months ended June 30, 2015 to $74.1 million for the three months ended June 30, 2016. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the three months ended June 30, 2016 and June 30, 2015 were 2.2% and zero, respectively.

Interest and credit facility expenses increased from $0.0 million for the period from February 5, 2015 (Inception) to June 30, 2015 to $1.2 million for the six months ended June 30, 2016. This increase was due to an increase in the weighted average debt outstanding from zero for the period from February 5, 2015 (Inception) to June 30, 2015 to $68.6 million for the six months ended June 30, 2016. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the six months ended June 30, 2016 and for the period from February 5, 2015 (Inception) to June 30, 2015 were 2.2% and zero, respectively.

Management fees

Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.0 million for the three months ended June 30, 2015 to $0.4 million for the three months ended June 30, 2016 due to the increase in total assets, which increased from an average of $21.3 million for the three months ended June 30, 2015 to an average of $172.8 million for the three months ended June 30, 2016. Waived management fees for the three months ended June 30, 2016 and June 30, 2015 were approximately $0.2 million and $0.0 million, respectively. The Advisor will not be permitted to recoup any waived amounts at any time.

Management fees, net of waived management fees, increased from $0.0 million for the period from February 5, 2015 (Inception) to June 30, 2015 to $0.4 million for the six months ended June 30, 2016 due to the increase in total assets, which increased from an average of $14.2 million for the period from February 5, 2015 (Inception) to June 30, 2015 to an average of $163.0 million for the six months ended June 30, 2016. Waived management fees for the three months ended June 30, 2016 and for the period from February 5, 2015 (Inception) to June 30, 2015 were approximately $0.2 million and $0.0 million, respectively.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees increased from $0.0 million for the three months ended June 30, 2015 to $0.2 million for the three months ended June 30, 2016, while other general and administrative expenses increased from $0.0 million for the three months ended June 30, 2015 to $0.4 million for the three months ended June 30, 2016, both due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $0.0 million for the period from February 5, 2015 (Inception) to June 30, 2015 to $0.4 million for the six months ended June 30, 2016, while other general and administrative expenses increased from $0.0 million for the period from February 5, 2015 (Inception) to June 30, 2015  to $0.7 million for the six months ended June 30, 2016, both due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and six months ended June 30, 2016, we called $14.0 million and $26 million, respectively, and the Advisor allocated $0.0 million and $0.0 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations.

For the three and six months ended June 30, 2016, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of June 30, 2016, we had no accrual for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended June 30, 2016 and June 30, 2015, for the six months ended June 30, 2016, and for the period from February 5, 2015 (Inception) to June 30, 2015, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended June 30, 2016	For the three months ended June 30, 2015 (1)	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015 (1)
Realized losses on investments	$(2,919)	$—	$(463,946)	$—
Realized gains on investments	20,082	—	20,082	—
Realized gains on foreign currency transactions	14,640	—	58,866	—
Realized losses on foreign currency transactions	(16,986)	—	(17,907)	—
Net realized gains (losses)	$14,817	$0	$(402,905)	$0
Change in unrealized depreciation on investments	$1,006,688	$(17,725)	$1,437,786	$(17,725)
Change in unrealized appreciation on investments	559,806	6,698	619,964	6,698
Change in unrealized depreciation on foreign currency translation	(2,221)	—	(2,006)	—
Change in unrealized appreciation on foreign currency translation	304,507	—	346,497	—
Net unrealized appreciation (depreciation)	$1,868,781	$(11,027)	$2,402,241	$(11,027)

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended June 30, 2016 and June 30, 2015, for the six months ended June 30, 2016, and for the period from February 5, 2015 (Inception) to June 30, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had $5.4 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $5.4 million combined with our uncalled capital commitments of $104.1 million, $2.2 million undrawn amount on our Revolving Credit Facility and $51 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At June 30, 2016, we had received capital commitments totaling $211.1 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered six capital drawdown notices to our investors relating to the issuance of 5,408,897 of our common shares for an aggregate offering of $107.0 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes. As of June 30, 2016, the Company received all amounts relating to the June 6, 2016 capital drawdown notice.

During the three and six months ended June 30, 2016, we issued 451 and 805 shares of our common stock, respectively,  to investors who have opted into our dividend reinvestment plan for proceeds of $8,663 and $15,687.

Debt

Debt consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$75.0	$24.0	$16.2	$24.0
Revolving Credit Facility (2)(3)	50.0	47.8	2.2	47.4
Total Debt	$125.0	$71.8	$18.4	$71.4

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (2)	75.0	54.8	20.2	54.7
Total Debt	$75.0	$54.8	$20.2	$54.7

(1)                      The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

(2)                      The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and 1.5 million on its Revolving Credit Facility as of June 30, 2016 and December 31, 2015, respectively.

(3)                      The Company had outstanding debt denominated in Euro (EUR) of 1.8 million on its Revolving Credit Facility as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

Revolving Credit Facility

On June 29, 2015, we entered into the Revolving Credit Facility with Natixis, New York Branch (“Natixis”) as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP). On June 29, 2016, the Company amended the Revolving Credit Facility decreasing the facility limit from $75 million to $50 million and extending the maturity date to June 29, 2017.

Borrowings under the Revolving Credit Facility bear interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility, and all accrued and unpaid interest, will be due and payable, on June 29, 2017.

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

	For the three months ended June 30, 2016	For the three months ended June 30, 2015 (1)	For the six months ended June 30, 2016	For the period from February 5, 2015 (Inception) to June 30, 2015 (1)
Borrowing interest expense	$414,284	$—	$743,490	$—
Unused facility fees	80,936	833	91,100	833
Amortization of upfront commitment fees	119,631	922	165,012	922
Amortization of deferred financing costs	89,152	1,284	158,493	1,284
Total interest and credit facility expenses	$704,003	$3,039	$1,158,095	$3,039
Weighted average interest rate	2.2%	—%	2.2%	—%
Weighted average outstanding balance	$74,090,794	$—	$68,609,141	$—

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of June 30, 2016 and December 31, 2015, our asset coverage ratio was 2.47 to 1 and 2.42 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three month period ended June 30, 2016, the Advisor allocated to the Company $31,778 of equity offering costs and $22,716 of organization costs, of which $54,494 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2016. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $242,875 of equity offering costs and $173,614 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2016 and December 31, 2015, no loans had been placed on non-accrual status by the Company.

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

As of June 30, 2016, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

As of June 30, 2016, 88.3% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility and SPV Asset Faiclity also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations

Up 300 basis points	$4.1	$2.2	$1.9
Up 200 basis points	$2.6	$1.5	$1.1
Up 100 basis points	$1.0	$0.7	$0.3
Down 25 basis points	$(0.1)	$(0.2)	$0.1

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2016, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended June 30, 2016:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	$—	—	—	$5,594,505
May 2016	—	—		5,594,505
June 2016	19.22	34,498.17	—	4,931,312

Total	$19.22	34,498.17	—	$4,931,312

Item 3. Defaults Upon Senior Securities

None.

Item 4.                          [Reserved]

Item 5.                          Other Information

None.

Item 6.                          Exhibits.

(a)              Exhibits.

10.1

Loan and Security Agreement, dated as of March 28, 2016, among Crescent Capital BDC Funding, LLC, as Borrower, Crescent Capital BDC, Inc. as the Collateral Manager, Seller and Equityholder, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016).

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

Crescent Capital BDC, INC.

Date: August 12, 2016	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 12, 2016	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer