Form 10-Q
period 2016-09-30
Crescent Capital BDC, Inc.
filed 2016-11-14
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 14, 2016 was 6,023,349.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2016 (Unaudited) and December 31, 2015	2
	Consolidated Statements of Operations for the three months ended September 30, 2016 and September 30, 2015 (Unaudited), for the nine months ended September 30, 2016 and for the period from February 5, 2015 (Inception) to September 30, 2015 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2016 (Unaudited) and for the period from February 5, 2015 (Inception) to September 30, 2015 (Unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (Unaudited) and for the period from February 5, 2015 (Inception) to September 30, 2015 (Unaudited)	5
	Consolidated Schedule of Investments as of September 30, 2016 (Unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2015	12
	Notes to Consolidated Financial Statements (Unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57
PART II.	OTHER INFORMATION	58
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	[Reserved]	58
Item 5.	Other Information	58
Item 6.	Exhibits	59

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2016 (Unaudited)	As of December 31, 2015
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $208,621,153 and $141,151,386, respectively)	$209,159,961	$138,068,497
Cash and cash equivalents	5,763,032	4,733,856
Cash denominated in foreign currency (cost of $118,744 and $33,915, respectively)	115,692	33,700
Interest receivable	784,353	429,610
Prepaid expenses and other assets	80,328	55,373
Total assets	$215,903,366	$143,321,036

Liabilities
Debt (net of deferred financing costs of $1,122,389 and $218,269, respectively)	$93,659,755	$54,492,581
Payable for investments purchased	—	9,179,625
Distributions payable	1,543,640	924,998
Management fees payable - affiliate	432,213	336,180
Income incentive fee payable - affiliate	63,956	—
Due to Advisor - affiliate	46,709	46,709
Due to Administrator - affiliate	142,431	183,352
Professional fees payable	186,338	82,500
Directors’ fees payable	47,250	39,583
Interest and other debt financing expenses payable	403,109	106,146
Accrued expenses and other liabilities	276,964	343,124
Total liabilities	$96,802,365	$65,734,798

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 6,023,349 and 4,056,316 shares issued and outstanding, respectively)	6,023	4,056
Paid-in capital in excess of par value	118,749,710	80,813,231
Accumulated net realized loss	(485,193)	(81,821)
Accumulated distributions in excess of net investment income	(211,317)	(165,426)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	1,041,778	(2,983,802)
Total Net Assets	$119,101,001	$77,586,238
Total Liabilities and Net Assets	$215,903,366	$143,321,036
Net asset value per share	$19.77	$19.13

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 5, 2015 (Inception) to September 30,
	2016	2015	2016	2015 (1)
Investment Income:
Interest income from non-controlled and non-affiliated investments	$3,456,059	$1,155,317	$8,869,706	$1,155,317
Total investment income	3,456,059	1,155,317	8,869,706	1,155,317

Expenses:
Interest and other debt financing expenses	746,644	252,476	1,904,740	255,515
Management fees (net of waiver of $304,000, $52,404, $752,561 and $53,146, respectively)	432,213	261,407	1,179,301	269,316
Income incentive fees	63,956	—	63,956	—
Directors’ fees	67,250	62,745	217,167	67,544
Professional fees	160,000	114,500	546,273	114,500
Organization expenses	19,470	68,148	61,657	111,957
Other general and administrative expenses	383,854	288,054	1,102,270	295,789
Total expenses	1,873,387	1,047,330	5,075,364	1,114,621
Net investment income before taxes	1,582,672	107,987	3,794,342	40,696
Income taxes	800	800	1,600	800
Net investment income after taxes	1,581,872	107,187	3,792,742	39,896

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	929	106	(442,936)	106
Net realized gain (loss) on foreign currency transactions	(1,396)	—	39,564	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	1,623,339	(591,005)	4,025,580	(602,032)
Net realized and unrealized gains (losses) on investments	1,622,872	(590,899)	3,622,208	(601,926)
Net increase (decrease) in net assets resulting from operations	$3,204,744	$(483,712)	$7,414,950	$(562,030)

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.58	$(0.21)	$1.52	$(0.64)
Net investment income per share (basic and diluted):	$0.29	$0.05	$0.78	$0.05
Weighted average shares outstanding (basic and diluted):	5,510,123	2,263,409	4,891,535	881,213
Distributions declared per share:	$0.26	$0.04	$0.71	$0.04

(1)   The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets)

(Unaudited

	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,792,742	$39,896
Net realized gain (loss) on investments and foreign currency transactions	(403,372)	106
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	4,025,580	(602,032)
Net increase (decrease) in net assets resulting from operations	7,414,950	(562,030)

Distributions to shareholders from:
Net investment income	(3,838,633)	(151,009)
Total distributions to shareholders	(3,838,633)	(151,009)

Capital transactions:
Issuance of common stock	38,000,000	69,500,000
Issuance of common stock pursuant to dividend reinvestment plan	24,701	—
Equity offering costs	(86,255)	(156,620)
Redemption of common stock	—	(500,000)
Net increase in net assets resulting from capital transactions	37,938,446	68,843,380
Total increase in net assets	41,514,763	68,130,341
Net assets at beginning of period	77,586,238	—
Net assets at end of period	$119,101,001	$68,130,341
Accumulated distributions in excess of net investment income/net investment loss	$(211,317)	$(111,113)

Changes in Shares
Common stock, at beginning of period	4,056,316	—
Issuance of common stock	1,965,759	3,451,840
Issuance of common stock pursuant to dividend reinvestment plan	1,274	—
Redemption of common stock	—	(1,000)
Common stock, at end of period	6,023,349	3,450,840

(1)   The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,414,950	$(562,030)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(91,163,824)	(120,352,005)
Paid-in-kind interest income	(14,609)	—
Proceeds from sales of investments and principal repayments	23,477,076	954,008
Net realized (gain) loss on investments	442,936	(106)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(4,025,580)	602,032
Amortization of premium and accretion of discount, net	(211,346)	(13,657)
Amortization of deferred financing costs	466,458	107,786

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(59,980)
(Increase) decrease in interest receivable	(354,743)	(290,543)
(Increase) decrease in due from Advisor - affiliate	—	(6,076)
(Increase) decrease in prepaid expenses and other assets	(24,955)	(84,154)
Increase (decrease) in payable for investments purchased	(9,179,625)	3,750,275
Increase (decrease) in management fees payable - affiliate	96,033	261,406
Increase (decrease) in income incentive fees payable - affiliate	63,956	—
Increase (decrease) in due to Administrator - affiliate	(40,921)	108,169
Increase (decrease) in professional fees payable	103,838	114,500
Increase (decrease) in directors’ fees payable	7,667	42,953
Increase (decrease) in interest and credit facility fees and expenses payable	296,963	96,042
Increase (decrease) in accrued expenses and other liabilities	(66,160)	271,260
Net cash provided by (used for) operating activities	(72,711,886)	(115,060,120)

Cash flows from financing activities:
Issuance of common stock	38,000,000	65,230,933
Redemption of common stock	—	(500,000)
Financing costs paid related to revolving credit facility	(1,370,578)	(419,678)
Distributions paid	(3,195,290)	—
Equity offering costs	(86,255)	(156,620)
Borrowings on revolving credit facility	91,378,014	75,000,000
Repayments on revolving credit facility	(50,900,000)	(23,000,000)
Net cash provided by (used for) financing activities	73,825,891	116,154,635
Effect of exchange rate changes on cash	(2,837)	—
Net increase (decrease) in cash, cash equivalents and foreign currency	1,111,168	1,094,515
Cash, cash equivalents and foreign currency, beginning of period	4,767,556	—
Cash, cash equivalents and foreign currency, end of period	$5,878,724	$1,094,515

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,041,487	$50,853
Receivable for common stock issued	$—	$4,269,067
Issuance of common stock pursuant to distribution reinvestment plan	$24,701	$—
Accrued but unpaid offering costs	$27,238	$—
Accrued but unpaid distributions	$1,543,640	$151,009

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Capital Goods
Alion Science and Technology Corp.	Unsecured Debt		11.00%	08/2022	$5,000,000	$4,866,770	4.1%	$4,900,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2020	837,963	823,118	0.7	829,584
Doosan Infracore International, Inc.(3)	Senior Secured First Lien	L + 350(2)	4.50%	05/2021	600,727	603,852	0.5	608,236
MB Aerospace Holdings I, Inc.(3)	Senior Secured First Lien	L + 550(4)	6.50%	12/2022	4,371,857	4,333,967	3.7	4,349,998
McJunkin Red Man Corporation(3)	Senior Secured First Lien	L + 400(4)	5.00%	11/2019	281,660	280,869	0.2	275,675
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	10/2021	740,578	745,259	0.6	741,318
Silver II US Holdings, LLC(3)	Senior Secured First Lien	L + 300(2)	4.00%	12/2019	830,597	812,040	0.7	778,684
Univar Inc.(3)	Senior Secured First Lien	L + 325(2)	4.25%	07/2022	742,500	745,677	0.6	744,590
					13,405,882	13,211,552	11.1	13,228,085
Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 425(2)	5.25%	04/2022	987,500	997,510	0.8	994,699
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(2)	7.50%	07/2022	500,000	502,971	0.4	477,033
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	07/2021	839,295	839,654	0.7	830,465
Asurion, LLC	Senior Secured Second Lien	L + 750(2)	8.50%	03/2021	275,000	279,613	0.2	274,197
Asurion, LLC	Senior Secured First Lien	L + 375(2)	5.00%	05/2019	334,754	336,284	0.3	336,249
Asurion, LLC	Senior Secured First Lien	L + 400(2)	5.00%	08/2022	488,125	487,520	0.4	490,973
Brickman Group, Ltd. LLC	Senior Secured Second Lien	L + 650(4)	7.50%	12/2021	500,000	502,128	0.4	497,915
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2020	698,670	701,468	0.6	701,202
Hepaco, LLC(5) (6)	Senior Secured First Lien			08/2021	—	(6,121)	—	(1,770)
Hepaco, LLC	Senior Secured First Lien	L + 500(2)	6.00%	08/2022	2,950,000	2,913,742	2.5	2,939,557
Hepaco, LLC(5) (6)	Senior Secured First Lien			08/2022	—	(17,822)	—	(5,133)
IMC OP, LP	Senior Secured First Lien	L + 350(4)	4.50%	08/2020	813,825	813,825	0.7	819,933
Jordon Healthcare Inc.	Senior Secured First Lien	L + 525(2)	6.25%	07/2021	2,394,000	2,365,294	2.0	2,394,000
Jordon Healthcare Inc.(5) (6)	Senior Secured First Lien			08/2021	—	(19,753)	—	—
NS Intermediate Holdings, LLC	Senior Secured First Lien	L + 550(2)	6.50%	09/2021	3,000,000	2,947,574	2.5	2,970,030
NS Intermediate Holdings, LLC(5)	Senior Secured First Lien	P + 450(7)	8.00%	09/2021	16,199	11,831	—	13,702
PowerTeam Services, LLC	Senior Secured First Lien	L + 325(2)	4.25%	05/2020	987,895	986,025	0.8	986,660
Survey Sampling International, LLC	Senior Secured First Lien	L + 500(8)	6.00%	12/2020	3,183,833	3,154,807	2.7	3,183,833
USAGM HoldCo, LLC	Senior Secured Second Lien		11.00%	07/2023	2,000,000	1,950,842	1.7	2,000,000
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850(9)	9.50%	07/2023	10,000,000	9,640,931	8.4	9,962,500
Valet Waste Holdings, Inc.(5)	Senior Secured First Lien	L + 700(2)	8.00%	09/2021	326,087	319,111	0.3	326,087
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700(2)	8.00%	09/2021	4,304,348	4,248,021	3.6	4,304,348

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Vencore, Inc.	Senior Secured First Lien	L + 475(2)	5.75%	11/2019	$488,408	$488,928	0.4%	$491,463
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725(2)	8.25%	05/2022	250,000	244,616	0.2	250,626
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425(2)	5.25%	05/2021	987,374	990,457	0.8	993,175
					36,325,313	35,679,456	30.4	36,231,744
Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 679(4)	7.31%	05/2021	3,000,000	2,942,226	2.5	3,000,000
Varsity Brands, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	12/2021	987,437	996,293	0.8	993,816
					3,987,437	3,938,519	3.3	3,993,816
Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650(2)	7.50%	07/2020	5,000,000	4,959,829	4.2	4,966,350
Centerplate, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	11/2019	709,459	709,459	0.6	702,364
Oncourse Learning Corp.	Senior Secured First Lien	L + 650(2)	7.50%	09/2021	10,450,000	10,294,625	8.7	10,346,232
Oncourse Learning Corp.(5) (6)	Senior Secured First Lien			09/2021	—	(8,921)	—	(5,958)
Scientific Games International, Inc.(3)	Senior Secured First Lien	L + 500(9)	6.00%	10/2021	986,200	989,408	0.8	989,351
SkillSoft Corporation	Senior Secured First Lien	L + 475(8)	5.75%	04/2021	987,405	971,047	0.7	876,569
Wrench Group, LLC(5) (6)	Senior Secured First Lien			03/2022	—	(15,128)	—	—
Wrench Group, LLC	Senior Secured First Lien	L + 525(2)	625%	03/2022	3,850,000	3,796,839	3.2	3,850,000
					21,983,064	21,697,158	18.2	21,724,908
Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550(2)	6.50%	12/2022	2,977,500	2,923,418	2.5	2,994,263
Energy
Fairmount Santrol, Inc.(3)	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	530,311	509,757	0.4	474,761
Murray Energy Corporation	Senior Secured First Lien	L + 725(2)	8.25%	04/2020	357,410	339,497	0.3	305,028
					887,721	849,254	0.7	779,789
Food & Staples Retailing
Albertsons, LLC	Senior Secured First Lien	L + 350(4)	4.50%	08/2021	851,452	856,298	0.7	858,813
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	09/2019	820,481	823,202	0.7	823,557
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750(2)	8.50%	03/2020	248,809	250,776	0.2	250,738
Good Source Solutions, Inc.	Senior Secured First Lien	L + 725(2)	7.25%	07/2021	2,724,724	2,698,189	2.3	2,724,724
					4,645,466	4,628,465	3.9	4,657,832
Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900(4)	10.00%	02/2022	5,000,000	4,880,110	4.0	4,750,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425(2)	5.25%	06/2021	744,375	737,953	0.6	743,910
					5,744,375	5,618,063	4.6	5,493,910
Health Care Equipment & Services
Alere, Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	06/2022	782,235	787,374	0.7	777,835
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 450(2)	5.50%	05/2023	1,172,063	1,160,858	1.0	1,183,057
Beaver-Visitec International, Inc.(3)	Senior Secured First Lien	L + 500(2)	6.00%	08/2023	7,500,000	7,425,550	6.3	7,481,250
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(2)	5.25%	07/2021	369,965	372,732	0.3	305,837

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
ExamWorks Group, Inc.	Senior Secured Second Lien		10.50%	07/2024	$5,000,000	$4,852,177	4.2%	$5,000,000
Heartland Dental, LLC	Senior Secured First Lien	L + 450(2)	5.50%	12/2018	987,437	992,019	0.8	989,081
NMSC Holdings, Inc.	Senior Secured Second Lien	L + 1000(2)	11.00%	10/2023	4,307,480	4,141,901	3.6	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 450(2)	5.50%	08/2021	6,405,312	6,268,152	5.4	6,429,332
Onex Carestream Finance LP(3)	Senior Secured First Lien	L + 400(2)	5.00%	06/2019	429,970	430,409	0.3	400,717
Onex Carestream Finance LP(3)	Senior Secured Second Lien	L + 850(2)	9.50%	12/2019	197,728	197,728	0.1	180,262
Zest Holdings LLC	Senior Secured First Lien	L + 475(2)	5.75%	08/2020	4,975,000	4,934,461	4.2	4,950,125
					32,127,190	31,563,361	26.9	32,004,976
Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 475(4)	5.75%	10/2022	744,384	741,542	0.6	749,733
Confie Seguros Holding II Co.	Senior Secured First Lien	P + 350(7)	7.00%	11/2018	740,362	743,269	0.6	741,750
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600(4)	7.00%	03/2023	2,985,000	2,928,967	2.5	3,007,388
Integro Parent, Inc.	Senior Secured First Lien	L + 575(2)	6.75%	09/2022	462,133	454,205	0.4	455,201
Integro Parent, Inc.	Senior Secured First Lien	L + 575(2)	6.75%	10/2022	34,259	33,629	—	33,745
Integro Parent, Inc.(5) (6)	Senior Secured Second Lien			10/2023	7,606	—	—	(5,704)
Integro Parent, Inc.	Senior Secured Second Lien	L + 925(2)	10.25%	10/2023	2,408,451	2,361,083	2.0	2,324,155
					7,382,195	7,262,695	6.1	7,306,268
Materials
Berlin Packaging LLC	Senior Secured First Lien	L + 350(4)	4.50%	10/2021	982,295	986,286	0.8	988,080
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(4)	4.50%	08/2021	967,927	971,486	0.8	975,491
Hilex Poly Co. LLC	Senior Secured First Lien	L + 500(2)	6.00%	12/2021	912,109	920,868	0.8	920,665
Ineos US Finance LLC(3)	Senior Secured First Lien	L + 325(4)	4.25%	03/2022	493,731	494,770	0.4	496,508
MacDermid, Inc.(3)	Senior Secured First Lien	L + 450(4)	5.50%	06/2020	736,259	740,565	0.6	740,092
Royal Holdings, Inc.	Senior Secured First Lien	L + 350(2)	4.50%	06/2022	839,375	841,796	0.7	846,195
Tank Holding Corp.	Senior Secured First Lien	L + 425(2)	5.25%	03/2022	952,809	960,849	0.8	923,434
					5,884,505	5,916,620	4.9	5,890,465
Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	09/2021	987,872	988,744	0.8	943,664
iHeartCommunications, Inc.(3)	Senior Secured First Lien	L + 675(10)	7.27%	01/2019	738,673	705,047	0.5	571,127
Regal Cinemas Corporation(3)	Senior Secured First Lien	L + 275(4)	3.50%	04/2022	841,516	845,403	0.7	847,987
Rentpath, Inc.(3)	Senior Secured First Lien	L + 525(4)	6.25%	12/2021	987,437	995,808	0.8	935,597
Tribune Media Co.(3)	Senior Secured First Lien	L + 300(4)	3.75%	12/2020	493,750	495,775	0.4	498,456
					4,049,248	4,030,777	3.2	3,796,831
Pharmaceuticals, Biotechnology & Life Sciences
Catalent Pharma Solutions Inc.(3)	Senior Secured First Lien	L + 325(4)	4.25%	05/2021	839,269	844,437	0.7	846,286
Medpace Holdings, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	04/2021	318,750	319,806	0.3	320,343
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375(2)	4.75%	06/2021	839,268	830,583	0.7	822,835

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Synarc - Biocare Holdings, LLC	Senior Secured First Lien		7.75%	03/2021	$15,500,000	$15,173,237	13.1%	$15,655,000
					17,497,287	17,168,063	14.8	17,644,464
Real Estate
Capital Automotive L.P.(3)	Senior Secured Second Lien	L + 500(4)	6.00%	04/2020	500,000	507,731	0.4	505,040
DTZ U.S. Borrower, LLC(3)	Senior Secured Second Lien	L + 825(2)	9.25%	11/2022	5,000,000	4,931,006	4.3	5,041,675
					5,500,000	5,438,737	4.7	5,546,715
Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400(4)	5.00%	07/2022	932,705	937,410	0.8	912,498
e.l.f. Cosmetics, Inc.	Senior Secured First Lien	L + 500(2)	6.25%	01/2019	2,086,875	2,068,070	1.8	2,086,875
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350(2)	4.50%	08/2021	987,406	994,369	0.8	997,280
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	01/2023	165,833	162,914	0.1	167,791
PetSmart, Inc.	Senior Secured First Lien	L + 325(2)	4.25%	03/2022	839,375	841,572	0.7	842,036
Strategic Partners, Inc.	Senior Secured First Lien	L + 525(2)	6.25%	06/2023	6,500,000	6,484,098	5.5	6,536,562
					11,512,194	11,488,433	9.7	11,543,042
Software & Services
Cision US Inc.	Senior Secured First Lien	L + 600(2)	7.00%	06/2023	4,987,500	4,794,102	4.0	4,770,868
Compuware Corporation	Senior Secured First Lien	L + 525(2)	6.25%	12/2021	986,200	971,107	0.8	984,351
Epicor Software Corporation	Senior Secured First Lien	L + 375(4)	4.75%	06/2022	987,500	989,092	0.8	975,467
First Data Corporation	Senior Secured First Lien	L + 400(10)	4.53%	03/2021	925,814	929,564	0.8	933,336
Informatica Corporation(3)	Senior Secured First Lien	L + 350(2)	4.50%	08/2022	841,500	842,569	0.7	820,812
Magic Newco LLC(3)	Senior Secured First Lien	L + 400(4)	5.00%	12/2018	987,162	989,631	0.8	990,760
Mediaocean LLC	Senior Secured First Lien	L + 475(4)	5.75%	08/2022	6,540,109	6,477,901	5.5	6,526,473
Merrill Communications, LLC	Senior Secured First Lien	L + 525(2)	6.25%	06/2022	989,267	992,440	0.8	929,911
The Active Network, Inc.	Senior Secured First Lien	L + 450(2)	5.50%	11/2020	995,220	990,197	0.9	991,488
Tibco Software Inc.	Senior Secured First Lien	L + 550(4)	6.50%	12/2020	400,631	401,458	0.3	395,801
Transportation Insight, LLC	Senior Secured First Lien	L + 525(4)	6.25%	09/2019	1,881,322	1,863,289	1.6	1,881,322
					20,522,225	20,241,350	17.0	20,200,589
Technology Hardware & Equipment
Riverbed Technology, Inc.	Senior Secured First Lien	L + 400(2)	5.00%	04/2022	977,892	990,892	0.8	988,561
Zebra Technologies Corporation(3)	Senior Secured First Lien	L + 325(11)	4.09%	10/2021	869,565	881,449	0.8	881,469
					1,847,457	1,872,341	1.6	1,870,030
Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 675(2)	7.75%	07/2020	954,501	958,365	0.6	754,056
Charter Communications Operating, LLC(3)	Senior Secured First Lien	L + 275(4)	3.50%	01/2023	323,375	322,674	0.3	325,866
Level 3 Financing Inc.(3)	Senior Secured First Lien	L + 300(2)	4.00%	01/2020	500,000	501,416	0.4	503,250
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500(2)	6.00%	11/2020	985,300	987,297	0.8	969,599
					2,763,176	2,769,752	2.1	2,552,771

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Transportation
Kenan Advantage Group, Inc.(5) (6)	Senior Secured First Lien			01/2017	$—	$34	—%	$(209)
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300(4)	4.00%	07/2022	780,539	782,536	0.7	776,640
Keurig Green Mountain, Inc.(3)	Senior Secured First Lien	L + 450(4)	5.25%	03/2023	401,327	393,841	0.3	407,181
					1,181,866	1,176,411	1.0	1,183,612
Utilities
Eastern Power, LLC	Senior Secured First Lien	L + 400(2)	5.00%	10/2021	938,786	944,221	0.8	949,489
Sensus USA Inc.(3)	Senior Secured First Lien	L + 550(4)	6.50%	04/2023	448,875	436,081	0.4	451,119
					1,387,661	1,380,302	1.2	1,400,608
Total Debt Investments United States					$201,611,762	$198,854,727	167.9%	$200,044,718
Equity Investments
Capital Goods
Alion Science and Technology Corp.(12)	Common Stock				535,714	535,714	0.5	524,999
Commercial & Professional Services
Universal Services Equity Investments(12)	Common Stock				1,000,000	1,000,000	0.8	1,000,000
USAGM HoldCo, LLC(12)	Common Stock				238,095	238,095	0.2	238,095
					1,238,095	1,238,095	1.0	1,238,095
Health Care Equipment & Services
ExamWorks Group, Inc.(12)	Common Stock				7,500	750,000	0.6	750,000
Insurance
Integro Equity(12)	Common Stock				4,226	422,535	0.4	422,535
Total Equity Investments United States					$1,785,535	$2,946,344	2.5%	$2,935,629
Total United States						$201,801,071	170.4%	$202,980,347
Cayman Islands
Debt Investments
Materials
IBC Capital Limited(3)	Senior Secured First Lien	L + 375(8)	4.98%	09/2021	$839,348	828,207	0.7	826,758
Total Debt Investments Cayman Islands					$839,348	$828,207	0.7%	$826,758
Total Cayman Islands						$828,207	0.7%	$826,758
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(3)	Senior Secured First Lien	E + 575(13)	5.75%	03/2023	€1,994,499	2,034,415	1.8	2,118,140
Total Debt Investments France					€1,994,499	$2,034,415	1.8%	$2,118,140
Total France						$2,034,415	1.8%	$2,118,140
United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd.(3)	Senior Secured First Lien	L + 650(14)	7.42%	07/2022	£1,978,200	2,992,304	2.1	2,456,616
CB SDG , Ltd.(3) (5)	Senior Secured First Lien	L + 650(14)	7.42%	07/2022	442,831	965,156	0.6	778,100
Total Debt Investments United Kingdom					£2,421,031	$3,957,460	2.7%	$3,234,716
Total United Kingdom						$3,957,460	2.7%	$3,234,716
Total Investments						$208,621,153	175.6%	$209,159,961

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $119,101,001 as of September 30, 2016.
(1)

All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at September 30, 2016, the prevailing rate in effect as of September 30, 2016 was the base rate plus the LIBOR floor.

(3)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(4)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at September 30, 2016, the prevailing rate in effect as of September 30, 2016 was the base rate plus the LIBOR floor.

(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(6)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of September 30, 2016 was 3.50%.
(8)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at September 30, 2016, the prevailing rate in effect as of September 30, 2016 was the base rate plus the LIBOR floor.

(9)

The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at September 30, 2016, the prevailing rate in effect as of September 30, 2016 was the base rate plus the LIBOR floor.

(10)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(11)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR.
(12)	Non-income producing security.
(13)

The interest rate on these loans is subject to a base rate plus 3 month EURIBOR. As the interest rate is subject to a minimum EURIBOR floor which was greater than the 3 month EURIBOR rate at September 30, 2016, the prevailing rate in effect as of September 30, 2016 was the base rate plus the EURIBOR floor.

(14)

The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at September 30, 2016, the prevailing rate in effect as of September 30, 2016 was the base rate plus the GBP LIBOR floor.

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

September 30, 2016 (Unaudited)

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

On July 23, 2015, the Company formed CBDC Universal Equity, Inc., a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of a portfolio company organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. On February 25, 2016, the Company formed Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned subsidiary. The financial statements of these two entities are consolidated into the financial statements of the Company. All intercompany balances and transactions have been eliminated.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the results for the periods presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Investment Transactions

Investments purchased on a secondary market are recorded on the trade date. Loan originations are recorded on the date of the binding commitment. Realized gains or losses are recorded on the First In, First Out (“FIFO”) method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of September 30, 2016 and December 31, 2015, there were $1,122,389 and $218,269, respectively, of deferred financing costs on the Company’s Consolidated Statements of Assets and Liabilities.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any.

Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2016 and December 31, 2015, no loans had been placed on non-accrual status by the Company.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to the portfolio companies. The Company may also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized; such amounts are accreted or amortized into income over the life of the loan. Fees for providing managerial assistance to the portfolio companies are generally non-recurring and are recognized as revenue when services are provided.

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

As of September 30, 2016, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014—15 (“ASU 2014-15”), “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The Company plans to adopt this guidance during the quarter ended December 31, 2016. The adoption of this guidance is not expected to have any impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

On February 18, 2015, the FASB issued ASU 2015-02: Consolidation — Amendments to the Consolidation Analysis, that amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The changes are extensive and apply to all companies. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. This ASU is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and fiscal periods beginning after December 15, 2016 for nonpublic business entities. Early adoption is permitted.  The Company is currently assessing the impact of ASU 2015-02, if any.

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

For the three and nine months ended September 30, 2016, the Company incurred administrative services expenses of $136,926 and $382,644, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $142,431 was payable at September 30, 2016. For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company incurred administrative services expenses of $107,186 and $112,934, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $108,169 was payable at September 30, 2015.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and nine months ended September 30, 2016, the Company incurred expenses of $157,752 and $464,189, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $156,604 was payable at September 30, 2016. For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company incurred expenses of $143,614 and $144,036, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $162,431 was payable at September 30, 2015.

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

For the three and nine months ended September 30, 2016, the Company incurred management fees, which are net of waived amounts, of $432,213 and $1,179,301, respectively, of which $432,213 was payable at September 30, 2016. For the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company incurred management fees, which are net of waived amounts, of $261,407 and $269,316, respectively, of which $261,406 was payable at September 30, 2015.

The Incentive Fees consists of two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the “Hurdle”), and a catch-up feature until the Advisor has received, (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the pre-incentive fee net investment income for the current quarter up to, (i) prior to a Qualified IPO, 1.7647%, or (ii) after a Qualified IPO, 1.8182% (the “Catch-up”), and (b) (i) prior to a Qualified IPO, 15% or (ii) after a Qualified IPO, 17.5%, of all remaining pre-incentive fee net investment income above the “Catch-up.”

For the three and nine months ended September 30, 2016, the Company incurred income incentive fees of $63,956 and $63,956, respectively, of which $63,956 was payable at September 30, 2016. The Company did not incur any income incentive fees for the three months ended September 30, 2015 or for the period from February 5, 2015 (Inception) through September 30, 2015.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended September 30, 2016, the Company recorded directors’ fees of $67,250 and $217,167, respectively, of which $47,250 was payable at September 30, 2016. For three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) through September 30, 2015, the Company recorded directors’ fees of $62,745 and $67,544, respectively, of which $42,953 was payable at September 30, 2015.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of September 30, 2016 and December 31, 2015, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at September 30, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)

Senior Secured First Lien	$165,564,426	$165,508,415	$(56,011)
Senior Secured Second Lien	35,243,613	35,815,917	572,304
Unsecured Debt	4,866,770	4,900,000	33,230
Common Stock	2,946,344	2,935,629	(10,715)
Total Investments	$208,621,153	$209,159,961	$538,808

Investments at fair value consisted of the following at December 31, 2015:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)

Senior Secured First Lien	$110,083,668	$107,241,672	$(2,841,996)
Senior Secured Second Lien	24,254,165	23,868,576	(385,589)
Unsecured Debt	4,855,304	5,000,000	144,696
Common Stock	1,958,249	1,958,249	—
Total Investments	$141,151,386	$138,068,497	$(3,082,889)

The industry composition of investments at fair value at September 30, 2016 and December 31, 2015 is as follows:

Industry	Fair Value September 30, 2016	Percentage of Fair Value	Fair Value December 31, 2015	Percentage of Fair Value
Capital Goods	$13,753,084	6.58%	$14,144,393	10.24%
Commercial & Professional Services	37,469,839	17.91	22,885,235	16.57
Consumer Durables & Apparel	3,993,816	1.91	987,513	0.71
Consumer Services	21,724,908	10.39	7,330,022	5.31
Diversified Financials	2,994,263	1.43	2,966,250	2.15
Energy	779,789	0.37	740,601	0.54
Food & Staples Retailing	4,657,832	2.23	2,026,191	1.47
Food, Beverage & Tobacco	5,493,910	2.63	5,740,625	4.16
Health Care Equipment & Services	32,754,976	15.66	4,430,174	3.21
Insurance	7,728,803	3.69	4,706,147	3.41
Materials	6,717,223	3.21	10,803,211	7.82
Media	3,796,831	1.81	6,000,814	4.35
Pharmaceuticals, Biotechnology & Life Sciences	17,644,464	8.44	18,538,572	13.43
Real Estate	5,546,715	2.65	5,426,667	3.93
Retailing	11,543,042	5.52	4,697,327	3.40
Software & Services	23,435,305	11.20	17,696,624	12.82
Technology Hardware & Equipment	3,988,170	1.91	3,461,266	2.51
Telecommunication Services	2,552,771	1.22	2,381,459	1.72
Transportation	1,183,612	0.57	1,232,388	0.89
Utilities	1,400,608	0.67	1,873,018	1.36
Total Investments	$209,159,961	100.00%	$138,068,497	100.00%

The geographic composition of investments at fair value at September 30, 2016 is as follows:

Geographic Region	Fair Value September 30, 2016	Percentage of Fair Value	Fair Value December 31, 2015	Percentage of Fair Value
United States	$202,980,347	97.05%	$133,094,061	96.39%
United Kingdom	3,234,716	1.55	3,212,207	2.33
France	2,118,140	1.01	991,198	0.72
Cayman Islands	826,758	0.39	771,031	0.56
Total Investments	$209,159,961	100.00%	$138,068,497	100.00%

The geographic composition of investments at fair value at December 31, 2015 is as follows:

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2016:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$4,900,000	$4,900,000
Senior Secured First Lien	—	101,965,083	63,543,332	165,508,415
Senior Secured Second Lien	—	24,508,437	11,307,480	35,815,917
Common Stock	—	—	2,935,629	2,935,629
Total Investments	$—	$126,473,520	$82,686,441	$209,159,961

The following table presents fair value measurements of investments as of December 31, 2015:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$5,000,000	$5,000,000
Senior Secured First Lien	—	74,634,039	32,607,633	107,241,672
Senior Secured Second Lien	—	11,632,097	12,236,479	23,868,576
Common Stock	—	—	1,958,249	1,958,249
Total Investments	$—	$86,266,136	$51,802,361	$138,068,497

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2016 based off of fair value hierarchy at September 30, 2016:

		Senior	Senior
	Common	Secured	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of December 31, 2015	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361
Amortized discounts/premiums	—	87,217	9,860	11,466	108,543
Paid in-kind interest	—	—	—	—	—
Net realized gain (loss)	—	16,662	10,669	—	27,331
Net change in unrealized appreciation (depreciation)	(10,715)	(59,666)	735,237	(111,466)	553,390
Purchases	988,095	38,210,710	12,147,240	—	51,346,045
Sales/return of capital/principal repayments/paydowns	—	(2,928,147)	(1,222,849)	—	(4,150,996)
Transfers in	—	—	—	—	—
Transfers out	—	(4,391,077)	(12,609,156)	—	(17,000,233)
Balance as of September 30, 2016	$2,935,629	$63,543,332	$11,307,480	$4,900,000	$82,686,441

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2016	$(10,715)	$(145,758)	$362,560	$(111,466)	$94,621

During the nine months ended September 30, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from June 26, 2015 (Commencement) through September 30, 2015 based off of fair value hierarchy at September 30, 2015:

		Senior	Senior
	Common	Secured -	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of June 26, 2015	$—	$—	$—	$—	$—
Amortized discounts/premiums	—	3,351	1,709	1,689	6,749
Paid in-kind interest	—	—	—	—	—
Net realized gain (loss)	—	18	—	—	18
Net change in unrealized appreciation (depreciation)	—	(81,104)	135,791	148,311	202,998
Purchases	1,535,714	22,058,754	4,862,500	4,850,000	33,306,968
Sales/return of capital/principal repayments/paydowns	—	(2,515)	—	—	(2,515)
Balance as of September 30, 2015	$1,535,714	$21,978,504	$5,000,000	$5,000,000	$33,514,218

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2015	$—	$(81,104)	$135,791	$148,311	$202,998

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2016 and December 31, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of September 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$63,543,332	Discounted Cash Flows	Discount Rate	5.9% - 9.3% (7.4%)

Senior Secured Second Lien	$11,307,480	Discounted Cash Flows	Discount Rate	10.0% - 11.0% (10.4%)

Unsecured Debt	$4,900,000	Discounted Cash Flows	Discount Rate	11.5%

Common Stock	$2,935,629	Market Multiple	Comparable EBITDA Multiple	10.5x - 13.4x (11.5x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$31,186,556	Discounted Cash Flows	Discount Rate	7.1% - 9.5% (8.2%)
	$1,421,077	Market Rate	Market Yield	7.0% - 9.0% (8.3%)

Senior Secured Second Lien(1)	$9,925,000	Discounted Cash Flows	Discount Rate	9.5% - 10.2% (9.9%)
	$2,311,479	Market Rate	Market Yield	10.7%
Unsecured Debt(1)	$5,000,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$1,958,249	Market Multiple	Comparable EBITDA Multiple	9.8x - 11.2x (10.5x)

(1) The range for an investment type category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2016 and December 31, 2015. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facility, as of September 30, 2016 and December 31, 2015, approximates its carrying value as the outstanding balances are callable at carrying value. The determination of the revolving credit facility’s fair values involves Level 3 inputs.

Note 6. Debt

Debt consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (4)
SPV Asset Facility	$75,000,000	$47,478,575	$18,263,174	$47,478,575
Revolving Credit Facility (2)	50,000,000	47,809,591	2,190,409	47,303,569
Total Debt	$125,000,000	$95,288,166	$20,453,583	$94,782,144

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (4)
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (3)	75,000,000	54,810,152	20,189,848	54,710,850
Total Debt	$75,000,000	$54,810,152	$20,189,848	$54,710,850

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

(3)         The Company had outstanding debt denominated in Pound Sterling (GBP) of 1.5 million on its Revolving Credit Facility.

(4)         The difference between the outstanding principal balance and the carrying amount is attributable to the effect of foreign currency translation adjustments.

As of September 30, 2016 and December 31, 2015, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. As of September 30, 2016 and December 31, 2015, deferred financing costs related to the Revolving Credit Facility were $120,896 and $218,269, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight-line basis. As of September 30, 2016 and December 31, 2015, deferred financing costs related to the SPV Asset Facility were $1,001,493 and $0, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the Revolving Credit Facility and the SPV Asset Facility for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015 and for the period from February 5, 2015 (Inception) to September 30, 2015 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 5, 2015 (Inception) to September 30,
	2016	2015	2016	2015 (1)
Borrowing interest expense	$554,851	$122,212	$1,298,341	$122,212
Facility fees	48,841	24,684	139,941	25,517
Amortization of financing costs	142,952	105,580	466,458	107,786
Total	$746,644	$252,476	$1,904,740	$255,515
Weighted average interest rate	2.59%	1.82%	2.34%	1.82%
Average outstanding balance	$85,171,506	$26,706,522	$74,170,227	$10,367,089

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2016 and December 31, 2015, the

Company had $6,755,805 and $2,007,987, respectively, of unfunded commitments under loan and financing agreements as follows:

	September 30, 2016		December 31, 2015
	Commitment	Unfunded	Commitment	Unfunded
	Date(1)	Commitment	Date(1)	Commitment

Senior Secured First Lien
CB SDG, Ltd.(2)	7/6/2019	$578,971	7/6/2019	$1,121,060
Hepaco, LLC	8/18/2021	1,950,000	—	—
Jordon Healthcare Inc.	7/1/2021	1,650,000	—	—
Kenan Advantage Group, Inc.	1/23/2017	41,853	1/23/2017	79,468
NS Intermediate Holdings, LLC	9/28/2021	233,800
Oncourse Learning Corp.	9/12/2021	600,000	—	—
Valet Waste Holdings, Inc.	9/24/2021	217,391	9/24/2021	434,783
Wrench Group, LLC	3/2/2022	1,111,114	—	—
Total Senior Secured First Lien		6,383,129		1,635,311

Senior Secured Second Lien
Integro Parent, Inc.	10/30/2016	372,676	10/30/2016	372,676
Total Senior Secured Second Lien		372,676		372,676
Total		$6,755,805		$2,007,987

(1)  Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)  Outstanding unfunded commitment denominated in GBP totaling £377,841 and £760,607 and translated into USD at September 30, 2016 and December 31, 2015, respectively.

Other Commitments and Contingencies

As of September 30, 2016, the Company had $211.1 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $92.1 million as of September 30, 2016.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the nine months ended September 30, 2016, the Advisor allocated to the Company $86,255 of equity offering costs and $61,657 of organization costs, of which $46,709 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2016. Since June 26, 2015 (Commencement) through September 30, 2016, the Advisor has allocated to the Company $270,113 of equity offering costs and $193,084 of organization costs.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $92.1 million and $130.1 million as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2016:

	For the nine months ended
	September 30, 2016
Quarter Ended	Shares	Amount
September 30, 2016	613,121	$12,000,000
June 30, 2016	728,257	14,000,000
March 31, 2016	624,382	12,000,000
Total Capital Drawdowns	1,965,760	$38,000,000

	For the period from February 5, 2015 (Inception) through
	September 30, 2015
Quarter Ended	Shares	Amount
September 30, 2015	2,100,840	$42,000,000
June 30, 2015	1,350,000	27,000,000
Total Capital Drawdowns	3,450,840	$69,000,000

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

At September 30, 2016 and December 31, 2015, CCG LP and its affiliates owned 4.74% and 4.74%, respectively, of the outstanding common shares of the Company.

For the nine months ended September 30, 2016, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2016	$1,130,001	$0.24
June 30, 2016	$1,164,992	$0.22
September 30, 2016	$1,543,640	$0.26

For the period from February 5, 2015 (Inception) through September 30, 2015 distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
June 30, 2015	$0	$0.00
September 30, 2015	$151,009	$0.04

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2016 and December 31, 2015, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 5, 2015 (Inception) to September 30,
	2016	2015	2016	2015 (1)
Net increase (decrease) in net assets resulting from operations	$3,204,744	$(483,712)	$7,414,950	$(562,030)
Weighted average common shares outstanding	5,510,123	2,263,409	4,891,535	881,213
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.58	$(0.21)	$1.52	$(0.64)

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Note 10. Income Taxes

As of September 30, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$208,621,153

Gross unrealized appreciation	$2,509,495
Gross unrealized depreciation	(1,970,687)
Net unrealized investment appreciation	$538,808

As of December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$141,151,562

Gross unrealized appreciation	$748,070
Gross unrealized depreciation	(3,831,135)
Net unrealized investment depreciation	$(3,083,065)

For the nine months ended September 30, 2016, the Company recognized no current or deferred income tax or benefit related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at September 30, 2016 or December 31, 2015.

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2016 and for the period from February 5, 2015 (Inception) to September 30, 2015, relating to the common shares issued through September 30, 2016 pursuant to the Subscription Agreements:

	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$19.13	$20.00

Net investment income after tax	0.78	0.02
Net realized and unrealized gains (losses) on investments(2)	0.58	(0.19)
Net increase (decrease) in net assets resulting from operations	1.36	(0.17)

Distributions declared from net investment income(3)	(0.71)	(0.04)
Offering costs	(0.01)	(0.05)
Total increase (decrease) in net assets	0.64	(0.26)

Net asset value, end of period	$19.77	$19.74
Shares outstanding, end of period	6,023,349	3,450,840
Weighted average shares outstanding	4,891,535	2,160,697
Total return(4)(7)	9.50%	(1.00)%

Ratio/Supplemental Data:
Net assets, end of period	$119,101,001	$68,130,341
Ratio of total expenses to average net assets(6)	6.91%	8.49%
Ratio of net investment income to average net assets(6)	5.20%	1.01%
Ratio of interest and credit facility expenses to average net assets(7)	2.60%	2.10%
Ratio of incentive fees to average net assets(7)	0.09%	—
Portfolio turnover rate(5)	14.00%	1.22%
Asset coverage ratio(8)	2.25	2.29

*	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Not annualized.
(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2016 and for the nine months ended September 30, 2016.

On October 31, 2016, the Company entered into a subscription agreement with a new investor for $100 million and amended an existing subscription agreement with an investor increasing the capital commitment from $48.5 million to $74.5 million.

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company seeks to achieve its investment objectives by investing primarily in secured debt (including senior secured first-lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make other debt investments, directly from our target companies as primary market or directly originated investments or through secondary market transactions in the “over-the-counter” market. We invest in directly originated transactions and the broadly syndicated loan and high yield markets.

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

KEY COMPONENTS OF OPERATIONS

Investments

We expect our investment activity to vary substantially from period to period depending on many factors, the general economic environment, the amount of capital we have available to us, the level of merger and acquisition activity for middle-market companies, including the amount of debt and equity capital available to such companies and the competitive environment for the type of investments we make. In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

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

Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

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

Expenses

Our primary operating expenses include the payment of Management fees and Incentive fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company (the “Sub-Administration Agreements”) and other operating costs described below. The Management and Incentive fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

As of September 30, 2016 and December 31, 2015, our portfolio at fair value was comprised of the following:

	September 30, 2016		December 31, 2015
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$154.6	71.6%	$99.0	70.6%
Unitranche	17.2	7.9	9.9	7.1
Senior secured second-lien	36.2	16.8	24.2	17.3
Subordinated	4.9	2.3	5.0	3.6
Equity	2.9	1.4	2.0	1.4
Total investments	$215.8	100.0%	$140.1	100.0%

(1)         Includes unfunded commitments at fair value of $6.7 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended September 30, 2016 and September 30, 2015, for the nine months ended September 30, 2016, and for the period from February 5, 2015 (Inception) to September 30, 2015:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$40.6	81.2%	$84.5	79.8%
Unitranche	0.5	1.1	—	—
Senior secured second-lien	7.9	15.7	15.0	14.2
Subordinated	—	—	4.9	4.6
Equity	1.0	2.0	1.5	1.4
Total investments	$50.0	100.0%	$106.0	100.0%

	Nine Months Ended September 30, 2016		For the period from February 5, 2015 (Inception) to September 30, 2015 (1)
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$78.3	81.8%	$97.6	80.6%
Unitranche	4.3	4.5	—	—
Senior secured second-lien	12.1	12.7	17.0	14.1
Subordinated	—	—	4.9	4.0
Equity	1.0	1.0	1.5	1.3
Total investments	$95.7	100.0%	$121.0	100.0%

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

For the three months ended September 30, 2016, we had principal repayments of $6.8 million. For this period, we had sales of securities in six portfolio companies aggregating approximately $5.8 million in net proceeds. For the three months ended September 30, 2016, we had a net portfolio increase of $33.4 million aggregate principal amount (amortized cost).

For the nine months ended September 30, 2016, we had principal repayments of $13.2 million. For this period, we had sales of securities in nineteen portfolio companies aggregating approximately $10.3 million in net proceeds. For the nine months ended September 30, 2016, we had a net portfolio increase of $67.5 million aggregate principal amount (amortized cost).

For the three months ended September 30, 2015, we had investment exits and repayments of $0.9 million. For this period, we had sales of securities in one portfolio company aggregating approximately $0.0 million in net proceeds. For the three months ended September 30, 2015, we had a net portfolio increase of $105.1 million aggregate principal amount

For the period from February 5, 2015 (Inception) to September 30, 2015, we had investment exits and repayments of $0.9 million. For this period, we had sales of securities in one portfolio company aggregating approximately $0.0 million in net proceeds. For the period from February 5, 2015 (Inception) to September 30, 2015, we had a net portfolio increase of $120.1 million aggregate principal amount.

The following table presents certain selected information regarding our investment portfolio at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Weighted average total yield to maturity of debt and income producing securities (at fair value)	7.2%	7.4%
Weighted average total yield to maturity of debt and income producing securities (at cost)	7.3%	6.9%
Weighted average interest rate of debt and income producing securities	6.9%	6.7%
Percentage of debt bearing a floating rate	87.2%	85.2%
Percentage of debt bearing a fixed rate	12.8%	14.8%
Number of portfolio companies	103	102

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$215.4	100.0%	$143.2	100.0%
Non-accrual	—	—	—	—
Total assets	$215.4	100.0%	$143.2	100.0%

(1)         Includes unfunded commitments at cost of $6.8 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2016 and December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2016 (1)		December 31, 2015 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$3.9	1.8%	$1.8	1.3%
2	204.1	94.6	134.4	95.9
3	7.8	3.6	3.9	2.8
4	—	—	—	—
5	—	—	—	—
Total	$215.8	100.0%	$140.1	100.0%

(1)         Includes unfunded commitments at fair value of $6.7 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively.

RESULTS OF OPERATIONS

Operating results for the three months ended September 30, 2016 and September 30, 2015, for the nine months ended September 30, 2016, and for the period from February 5, 2015 (Inception) to September 30, 2015 were as follows:

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015 (1)
Total investment income	$3,456,059	$1,155,317	$8,869,706	$1,155,317
Less: Net expenses	1,873,387	1,047,330	5,075,364	1,114,621
Net investment income before taxes	$1,582,672	$107,987	$3,794,342	$40,696
Income taxes	800	800	1,600	800
Net investment income	1,581,872	107,187	3,792,742	39,896
Net realized gain (loss) on investments (2)	(467)	106	(403,372)	106
Net unrealized appreciation (depreciation) on investments (2)	1,623,339	(591,005)	4,025,580	(602,032)
Net increase in net assets resulting from operations	$3,204,744	$(483,712)	$7,414,950	$(562,030)

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(2)         Includes foreign currency transactions and translation.

Investment Income

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015 (1)
Interest from investments	$3,451,311	$1,155,317	$8,864,374	$1,155,317
Dividend Income	—	—	—	—
Other income	4,748	—	5,332	—
Total	$3,456,059	$1,155,317	$8,869,706	$1,155,317

(1)  The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $1.2 million for the three months ended September 30, 2015 to $3.5 million for the three months ended September 30, 2016, due to the increase in the size of our portfolio. The average size of our investment portfolio increased from $67.9 million during the three months ended September 30, 2015 to $199.8 million during the three months ended September 30, 2016. We did not have dividend income for the three months ended September 30, 2016 and September 30, 2015.

Interest from investments, which includes amortization of upfront fees and prepayment fees, was $1.2 million for the period from February 5, 2015 (Inception) to September 30, 2015 compared to $8.9 million for the nine months ended September 30, 2016, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $34.0 million during the period from February 5, 2015 (Inception) to September 30, 2015 to $176.3 million during the nine months ended September 30, 2016. We did not have dividend income for the nine months ended September 30, 2016 and September 30, 2015.

The Company commenced investment operations on June 26, 2015 (Commencement). We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until July 2015. No revenues were earned during the period prior to June 26, 2015.

Expenses

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015 (1)
Interest and credit facility expenses	$746,644	$252,476	$1,904,740	$255,515
Management fees	432,213	261,407	1,179,301	269,316
Income incentive fees	63,956	—	63,956	—
Directors’ fees	67,250	62,745	217,167	67,544
Professional fees	160,000	114,500	546,273	114,500
Organization expenses	19,470	68,148	61,657	111,957
Other general and administrative expenses	383,854	288,054	1,102,270	295,789
Total expenses	$1,873,387	$1,047,330	$5,075,364	$1,114,621

(1)         The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015 and first drew on the SPV Asset Facility in April 2016. Interest and credit facility expenses increased from $0.3 million for the three months ended September 30, 2015 to $0.7 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the weighted average debt outstanding from $26.7 million for the three months ended September 30, 2015 to $85.2 million for the three months ended September 30, 2016. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the three months ended September 30, 2016 and September 30, 2015 were 2.6% and 1.8%, respectively.

Interest and credit facility expenses increased from $0.3 million for the period from February 5, 2015 (Inception) to September 30, 2015 to $1.9 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in the weighted average debt outstanding from $9.0 million for the period from February 5, 2015 (Inception) to September 30, 2015 to $74.2 million for the nine months ended September 30, 2016. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the nine months ended September 30, 2016 and for the period from February 5, 2015 (Inception) to September 30, 2015 were 2.3% and 1.8%, respectively.

Management fees

Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.3 million for the three months ended September 30, 2015 to $0.4 million for the three months ended September 30, 2016 due to the increase in total assets, which increased from an average of $83.7 million for the three months ended September 30, 2015 to an average of $199.3 million for the three months ended September 30, 2016. Waived management fees for the three months ended September 30, 2016 and September 30, 2015 were approximately $0.3 million and $0.1 million, respectively. The Advisor will not be permitted to recoup any waived amounts at any time.

Management fees, net of waived management fees, increased from $0.3 million for the period from February 5, 2015 (Inception) to September 30, 2015 to $1.2 million for the nine months ended September 30, 2016 due to the increase in total assets, which increased from an average of $41.9 million for the period from February 5, 2015 (Inception) to September 30, 2015 to an average of $176.2 million for the nine months ended September 30, 2016. Waived management fees for the nine months ended September 30, 2016 and for the period from February 5, 2015 (Inception) to September 30, 2015 were approximately $0.8 million and $0.1 million, respectively.

Income incentive fees

Income incentive fees increased from zero for the three months ended September 30, 2015 to $0.1 million for the three months ended September 30, 2016 due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the three months ended September 30, 2016, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 3.7% compared to 0.0% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 1.7% compared to 0.0% for the period from February 5, 2015 (Inception) to September 30, 2015. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees increased from $0.1 million for the three months ended September 30, 2015 to $0.2 million for the three months ended September 30, 2016, while other general and administrative expenses increased from $0.3 million for the three months ended September 30, 2015 to $0.4 million for the three months ended September 30, 2016, both due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $0.1 million for the period from February 5, 2015 (Inception) to September 30, 2015 to $0.5 million for the nine months ended September 30, 2016, while other general and administrative expenses increased from $0.3 million for the period from February 5, 2015 (Inception) to September 30, 2015  to $1.1 million for the nine months ended September 30, 2016, both due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and nine months ended September 30, 2016, we called $12.0 million and $38.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively, of organization costs to the Company, which was included in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2016, the Advisor also allocated $0.0 million and $0.1 million, respectively, of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of September 30, 2016, we had no accrual for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended September 30, 2016 and September 30, 2015, for the nine months ended September 30, 2016, and for the period from February 5, 2015 (Inception) to September 30, 2015, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015 (1)
Realized losses on investments	$(3,869)	$—	$(467,821)	$—
Realized gains on investments	4,798	106	24,886	106
Realized gains on foreign currency transactions	373	—	59,239	—
Realized losses on foreign currency transactions	(1,769)	—	(19,676)	—
Net realized gains (losses)	$(467)	$106	$(403,372)	$106
Change in unrealized depreciation on investments	$372,048	$(1,228,106)	$1,809,834	$(1,245,830)
Change in unrealized appreciation on investments	1,141,466	637,100	1,761,430	643,798
Change in unrealized depreciation on foreign currency translation	(23,891)	—	(25,061)	—
Change in unrealized appreciation on foreign currency translation	133,716	—	479,377	—
Net unrealized appreciation (depreciation)	$1,623,339	$(591,005)	$4,025,580	$(602,032)

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended September 30, 2016 and September 30, 2015, for the nine months ended September 30, 2016, and for the period from February 5, 2015 (Inception) to September 30, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had $5.9 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $5.9 million combined with our uncalled capital commitments of $92.1 million, $2.2 million undrawn amount on our Revolving Credit Facility and $18.3 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At September 30, 2016, we had received capital commitments totaling $211.1 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered seven capital drawdown notices to our investors relating to the issuance of 6,022,018 of our common shares for an aggregate offering of $119.0 million. Proceeds from the issuance were used to commence our investing activities and for other general corporate purposes. As of September 30, 2016, the Company received all amounts relating to the September 16, 2016 capital drawdown notice.

During the three and nine months ended September 30, 2016, we issued 468.90 and 1274.03 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $9,014 and $24,701, respectively.

Debt

Debt consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$75.0	$47.5	$18.3	$47.5
Revolving Credit Facility (2)(3)	50.0	47.8	2.2	47.3
Total Debt	$125.0	$95.3	$20.5	$94.8

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
($ in millions)	Amount Committed	Principal	Available (1)	Value
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (2)	75.0	54.8	20.2	54.7
Total Debt	$75.0	$54.8	$20.2	$54.7

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases.

(2)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and 1.5 million on its Revolving Credit Facility as of September 30, 2016 and December 31, 2015, respectively.

(3)	The Company had outstanding debt denominated in Euro (EUR) of 1.8 million on its Revolving Credit Facility as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize our credit facilities to fund investments and for other general corporate purposes.

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

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the period from February 5, 2015 (Inception) to September 30, 2015 (1)
Borrowing interest expense	$554,851	$122,212	$1,298,341	$122,212
Unused facility fees	48,841	24,684	139,941	25,517
Amortization of upfront commitment fees	110,274	42,418	275,287	43,340
Amortization of deferred financing costs	32,678	63,162	191,171	64,446
Total interest and credit facility expenses	$746,644	$252,476	$1,904,740	$255,515
Weighted average interest rate	2.59%	1.82%	2.34%	1.82%
Weighted average outstanding balance	$85,171,506	$26,706,522	$74,170,227	$10,367,089

(1)  The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2016 and December 31, 2015, our asset coverage ratio was 2.25 to 1 and 2.42 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

Investment Valuation

The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three month period ended September 30, 2016, the Advisor allocated to the Company $27,238 of equity offering costs and $19,471 of organization costs, of which $46,709 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2016. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $270,113 of equity offering costs and $193,084 of organization costs.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any.

Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2016 and December 31, 2015, no loans had been placed on non-accrual status by the Company.

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

As of September 30, 2016, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014—15 (“ASU 2014-15”), “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The Company plans to adopt this guidance during the quarter ended December 31, 2016. The adoption of this guidance is not expected to have any impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

On February 18, 2015, the FASB issued ASU 2015-02: Consolidation — Amendments to the Consolidation Analysis,  that amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The changes are extensive and apply to all companies. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. This ASU is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and fiscal periods beginning after December 15, 2016 for nonpublic business entities. Early adoption is permitted.  The Company is currently assessing the impact of  ASU 2015-02, if any.

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

As of September 30, 2016, 87.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility and SPV Asset Faiclity also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations

Up 300 basis points	$5.3	$2.9	$2.4
Up 200 basis points	$3.4	$1.9	$1.5
Up 100 basis points	$1.6	$1.0	$0.6
Down 25 basis points	$(0.1)	$(0.2)	$0.1

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2016, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended September 30, 2016:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2016	$—	—	—	$4,931,312
August 2016	—	—		4,931,312
September 2016	19.57	29,044.09	—	4,362,861

Total	$19.57	29,044.09	—	$4,362,861

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

Crescent Capital BDC, INC.

Date: November 14, 2016	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer