Form 10-K
period 2016-12-31
Crescent Capital BDC, Inc.
filed 2017-03-24
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at March 24, 2017 was 7,121,596.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2016 annual meeting of stockholders are incorporated by reference in Part III.

CRESENT CAPITAL BDC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FOR

YEAR ENDED DECEMBER 31, 2016

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

The Company’s investment objective is accomplished through:

•	accessing the origination channels that have been developed and established by CCG LP;

•	originating investments in what we believe to be middle-market companies with strong business fundamentals, generally controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts;

•	applying the underwriting standards of CCG LP; and

•	leveraging the experience and resources of CCG LP to monitor our investments.

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

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Financing Investments With Borrowed Money.”

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

About CCG LP

Crescent Capital Corporation, a predecessor to the business of CCG LP, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed CCG LP, an employee-owned, registered investment adviser. With its headquarters in Los Angeles, CCG LP has over 150 employees based in five offices in the U.S. and Europe. Messrs. Attanasio and Chapus head CCG LP’s management committee, which oversees all of CCG LP’s operations.

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

We expect to target investments in companies that exhibit one or more of the following characteristics:

•	businesses with strong franchises and sustainable competitive advantages;

•	businesses operating in industries with barriers to entry;

•	businesses in industries with positive long-term dynamics;

•	businesses with cash flows that are dependable and predictable;

•	businesses with management teams with demonstrated track records and economic incentives; or

•	businesses controlled by private equity investors that require capital for growth, acquisitions, and leveraged buyouts.

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

We generally invest in securities that are rated below investment grade (e.g., junk bonds) by rating agencies or that would be rated below investment grade if they were rated. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Lack of Liquidity in Investments.” Our investments may include non-cash income features, including PIK interest and OID. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Risks Associated with OID and PIK Interest Income.”

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

We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, broadly syndicated loans and bonds are generally more liquid than and complement our private credit transactions. In addition, and because we often receive more attractive financing terms on broadly syndicated loans and bonds than we do on our less liquid assets, we are able to leverage the broadly syndicated portfolio in such a way that can maximize the levered return potential of our portfolio.

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

Private Credit Originations: New private credit investment opportunities will initially be reviewed by a senior investment professional to determine whether additional consideration is warranted. Factors influencing this decision include fundamental business considerations, including borrower industry, borrower financial leverage and quality of management as well as private equity sponsor involvement (if any). In the event of a positive review, potential investments will be further reviewed with senior and junior investment professionals. If the team agrees on the fundamental attractiveness of the investment, the review phase will proceed with preliminary strategic and financial analyses. At this point, CCG LP will utilize its credit analysis methodology to outline credit and operating statistics and identify key business characteristics through a dialogue with the proposed portfolio company’s management. Following this analysis, CCG LP will develop an initial structure and pricing proposal for the investment and preliminarily inform the investment committee of such proposal.

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

Investment Funding

Upon completion of the investment decision process described above, the investment team working on an investment delivers a memorandum to the Advisors’ investment committee. Once an investment has been approved by the investment committee, the Advisor moves through a series of steps with the respective investment team towards negotiation of final documentation. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of the Advisors’ investment committee.

Investment Monitoring

The Advisor monitors our portfolio companies on an ongoing basis by monitoring the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. We consider board observation rights, where appropriate, regular dialogue with company management and equity sponsors and detailed internally generated monitoring reports to be critical to the Company’s performance. As part of the monitoring process, the Advisor regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

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

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. The Company does not currently have a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. If the Qualified IPO occurs on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after a Qualified IPO.

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

Both the Investment Advisory Agreement and the Administration Agreement have been approved by our Board. Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Dependence Upon Key Personnel of CCG LP.”

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

For more information on our debt, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition, Liquidity and Capital Resources.”

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

Resource Sharing Agreement

We do not currently have any employees. We depend on the diligence, skill and network of business contacts of the investment professionals of the Advisor to achieve our investment objective. The Advisor is an affiliate of CCG LP and depends upon access to the investment professionals and other resources of CCG LP and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. The Advisor also depends upon CCG LP to obtain access to deal flow generated by the investment professionals of CCG LP and its affiliates. Each officer of the Company will also be an employee of the Advisor, CCG LP or its affiliates.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Financing Investments With Borrowed Money.”

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

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Election to be Taxed as a RIC

The Company qualifies and intends to continue to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending on December 31, 2015. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute to our stockholders as dividends. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “—Taxation of U.S. Stockholders” and “—Taxation of Non-U.S. Stockholders” below.

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

We, the Advisor and CCG LP have been granted exemptive relief from the SEC which permits greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by CCG LP in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by CCG LP may afford us additional investment opportunities and an ability to achieve a more varied portfolio. Accordingly, our exemptive order permits us to invest with investment funds, accounts and investment vehicles managed by CCG LP in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. The exemptive relief permitting co-investments only applies if our independent directors review and approve each co-investment.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-

term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

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

The Initial Closing was June 26, 2015. Additional closings are expected to occur from time to time as determined by the Company. As the Company enters into a Subscription Agreement with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Company’s Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company’s common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses. At December 31, 2016, we had received capital commitments totaling $372.7 million, of which $10.0 million was from CCG LP.

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

Holders

As of December 31, 2016, there were approximately 16 holders of record of our common stock.

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

The following tables summarize the Company’s dividends declared and payable for the periods ended December 31, 2016 and December 31, 2015(1):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 30, 2016	March 31, 2016	April 15, 2016	$0.24	$1,130,000
June 29, 2016	June 30, 2016	July 15, 2016	$0.22	$1,165,000
September 29, 2016	September 30, 2016	October 14, 2016	$0.26	$1,544,000
December 12, 2016	December 13, 2016	December 19, 2016	$0.11	$650,000
December 29, 2016	December 30, 2016	January 13, 2017	$0.27	$1,750,000

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
September 29, 2015	September 30, 2015	October 15, 2015	$0.04	$151,009
December 29, 2015	December 30, 2015	January 15, 2016	$0.23	$924,998

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Annualized dividend yield is calculated by dividing declared dividend by the weighted average of the net asset value for the quarter and annualizing over 4 quarterly periods.

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

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of December 31, 2016 and 2015, for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015 have been derived from our audited consolidated financial statements, which are included in “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

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

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Consolidated Statements of Operations Data
Income
Total investment income	$13,887,777	$3,302,668
Expenses
Net expenses and income taxes	7,479,618	2,400,667

Net investment income (loss)	$6,408,159	$902,001
Net realized gain (loss) on investments—non-controlled/non-affiliated	(83,952)	(73,241)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	5,444,486	(2,983,802)

Net increase (decrease) in net asset resulting from operations	$11,768,693	$(2,155,042)

Basic and diluted net decrease in net assets resulting from operations per common share (2)	$2.27	$(1.32)

Dividends declared per common share (3)	$1.10	$0.27

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Net increase (decrease) in net assets resulting from operations for the respective period, divided by the weighted average shares outstanding for the same period.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.

	December 31, 2016	December 31, 2015
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$217,920,952	$138,068,497
Cash, cash equivalents and foreign currency	5,119,325	4,767,556
Total assets	226,544,851	143,539,305
Debt	94,650,509	54,710,850
Total liabilities	98,488,823	65,953,067
Total net assets	128,056,028	77,586,238
Net assets per share	$20.08	$19.13

Other Data:
Number of portfolio companies at year end	95	102
Average funded investments in portfolio companies (at fair value)	$2,293,905	$1,278,412

Total return based on net asset value (1)	10.7%	(3.0)%
Weighted average yield of debt investments at fair value (2)	7.3%	7.2%
Weighted average yield of debt investments at amortized cost (2)	7.5%	7.1%

(1)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(2)	Weighted average yield on debt investments at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at fair value. Weighted average yield on debt investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at amortized cost.

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company seeks to achieve its investment objectives by investing primarily in secured debt (including senior secured first-lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, broadly syndicated loans and bonds are generally more liquid than and complement our private credit transactions.

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

Leverage

Our financing facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders.

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

PORTFOLIO INVESTMENT ACTIVITY

We seek to create a broad and varied portfolio that generally includes senior secured first-lien, “unitranche” (which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position), senior secured second lien and subordinated loans and minority equity securities by investing in the securities of U.S. middle market companies. The size of our individual investments will vary proportionately with the size of our capital base. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of December 31, 2016 and December 31, 2015, our portfolio at fair value was comprised of the following:

	December 31, 2016		December 31, 2015
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$156.9	68.9%	$96.0	68.5%
Unitranche	19.4	8.5	12.9	9.2
Senior secured second-lien	42.5	18.7	24.2	17.3
Subordinated	5.0	2.2	5.0	3.6
Equity	3.9	1.7	2.0	1.4

Total investments	$227.7	100.0%	$140.1	100.0%

(1)	Includes unfunded commitments at fair value of $9.8 million and $2.0 million as of December 31, 2016 and December 31, 2015, respectively.

The following table shows the asset mix of our new investment commitments for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015:

	Year Ended December 31, 2016		For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$113.1	78.6%	$103.0	69.9%
Unitranche	6.6	4.6	12.8	8.7
Senior secured second-lien	22.3	15.5	24.7	16.8
Subordinated	—	—	4.9	3.3
Equity	1.9	1.3	2.0	1.3

Total investments	$143.9	100.0%	$147.4	100.0%

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

For the year ended December 31, 2016, we had principal repayments of $35.0 million. For this period, we had sales of securities in twenty one portfolio companies aggregating approximately $25.9 million in net proceeds. For the year ended December 31, 2016, we had a net portfolio increase of $75.1 million aggregate principal amount (amortized cost).

For the period from February 5, 2015 (Inception) to December 31, 2015, we had principal repayments of $3.5 million. For this period, we had sales of securities in three portfolio companies aggregating approximately $0.6 million in net proceeds. For the period from February 5, 2015 (Inception) to December 31, 2015, we had a net portfolio increase of $143.2 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Weighted average total yield to maturity of debt and income producing securities (at fair value)	7.3%	7.4%
Weighted average total yield to maturity of debt and income producing securities (at cost)	7.5%	6.9%
Weighted average interest rate of debt and income producing securities	7.2%	6.7%
Percentage of debt bearing a floating rate	90.8%	85.2%
Percentage of debt bearing a fixed rate	9.2%	14.8%
Number of portfolio companies	95	102

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$226.1	100.0%	$143.2	100.0%
Non-accrual	—	—	—	—

Total assets	$226.1	100.0%	$143.2	100.0%

(1)	Includes unfunded commitments at cost of $9.9 million and $2.0 million as of December 31, 2016 and December 31, 2015, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2016 and December 31, 2015. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2016 (1)		December 31, 2015 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$—	—%	$1.8	1.3%
2	220.4	96.8	134.3	95.9
3	7.3	3.2	3.9	2.8
4	—	—	—	—
5	—	—	—	—

Total	$227.7	100.0%	$140.0	100.0%

(1)	Includes unfunded commitments at fair value of $9.8 million and $2.0 million as of December 31, 2016 and December 31, 2015, respectively.

RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2016 and the period from February 5, 2015 (Inception) to December 31, 2015 were as follows

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Total investment income	$13,887,777	$3,302,668
Less: Net expenses	7,478,018	2,399,867

Net investment income before taxes	$6,409,759	$902,801
Income taxes	1,600	800

Net investment income	6,408,159	902,001
Net realized gain (loss) on investments (2)	(83,952)	(73,241)
Net unrealized appreciation (depreciation) on investments (2)	5,444,486	(2,983,802)

Net increase in net assets resulting from operations	$11,768,693	$(2,155,042)

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Includes foreign exchange hedging activity.

Investment Income

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Interest from investments	$13,871,484	$3,302,668
Dividend Income	—	—
Other income	16,293	—

Total	$13,887,777	$3,302,668

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest from investments, which includes amortization of upfront fees and prepayment fees, was $3.3 million for the period from February 5, 2015 (Inception) to December 31, 2015 compared to $13.9 million for the year ended December 31, 2016, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $69.8 million during the period from February 5, 2015 (Inception) to December 31, 2015 to $184.9 million during the year ended December 31, 2016. We did not have dividend income for the year ended December 31, 2016 and the period from February 5, 2015 (Inception) to December 31, 2015.

The Company commenced investment operations on June 26, 2015 (Commencement). We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until July 2015. No revenues were earned during the period prior to June 26, 2015.

Expenses

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015
Interest and credit facility expenses	$2,706,828	$647,343
Management fees	1,701,168	605,497
Income incentive fees	525,493	—
Directors’ fees	288,042	135,549
Professional fees	688,663	282,321
Organization expenses	73,015	131,427
Other general and administrative expenses	1,494,809	597,730

Total expenses	$7,478,018	$2,399,867

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015 and first drew on the SPV Asset Facility in April 2016. Interest and credit facility expenses increased from $0.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $2.7 million for the year ended December 31, 2016. This increase was primarily due to an increase in the weighted average debt outstanding from $23.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $78.3 million for the year ended December 31, 2016. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the year ended December 31, 2016 and the period from February 5, 2015 (Inception) to December 31, 2015 were 2.4% and 1.9%, respectively.

Management fees

Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $1.7 million for the year ended December 31, 2016 due to the increase in total assets, which increased from an average of $62.2 million for the period from February 5, 2015 (Inception) to December 31, 2015 to an average of $186.1 million for the year ended December 31, 2016. Waived management fees for the year ended December 31, 2016 and the period from February 5, 2015 (Inception) to December 31, 2015 were approximately $1.0 million and $0.2 million, respectively. The Advisor will not be permitted to recoup any waived amounts at any time.

Income incentive fees

Income incentive fees increased from zero for the period from February 5, 2015 (Inception) to December 31, 2015 to $0.5 million for the year ended December 31, 2016 due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the year ended December 31, 2016, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 7.6% compared to 0.0% for the period from February 5, 2015 (Inception) to December 31, 2015. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees increased from $0.3 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $0.7 million for the year ended December 31, 2016, while other general and administrative expenses increased from $0.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $1.5 million for the year ended December 31, 2016, both due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the year ended December 31, 2016, we called $45.0 million and the Advisor allocated $0.1 million of organization costs to the Company, which was included in the Consolidated Statements of Operations.

For the year ended December 31, 2016, the Advisor also allocated $0.1 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of December 31, 2016, we had no accrual for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015
Realized losses on investments	$(470,072)	$(67,505)
Realized gains on investments	348,383	121
Realized gains on foreign currency transactions	59,738	—
Realized losses on foreign currency transactions	(22,001)	(5,857)

Net realized gains (losses)	$(83,952)	$(73,241)

Change in unrealized depreciation on investments	$2,169,609	$(3,868,467)
Change in unrealized appreciation on investments	2,520,264	748,070
Change in unrealized depreciation on foreign currency translation	(45,835)	(215)
Change in unrealized appreciation on foreign currency translation	800,448	136,810

Net unrealized appreciation (depreciation)	$5,444,486	$(2,983,802)

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had $5.1 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $5.1 million combined with our uncalled capital commitments of $246.7 million, $3.0 million undrawn amount on our Revolving Credit Facility and $27.4 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At December 31, 2016, we had received capital commitments totaling $372.7 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered eight capital drawdown notices to our investors relating to the issuance of 6,374,645 of our common shares for an aggregate offering of $126.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of December 31, 2016, the Company received all amounts relating to the eight capital drawdown notices.

During the year ended December 31, 2016, we issued 2,147.79 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $41,874. For the period from February 5, 2015 (Inception) to December 31, 2015, we issued 57.25 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $1,145.

Debt

Debt consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Asset Facility	$75.0	$47.6	$27.4	$47.6
Revolving Credit Facility (2)(3)	50.0	47.8	3.0	47.0

Total Debt	$125.0	$95.4	$30.4	$94.6

	December 31, 2015
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (2)	75.0	54.8	20.2	54.7

Total Debt	$75.0	$54.8	$20.2	$54.7

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

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Borrowing interest expense	$1,915,615	$395,793
Unused facility fees	182,240	34,249
Amortization of upfront commitment fees	385,560	85,758
Amortization of deferred financing costs	223,413	131,543

Total interest and credit facility expenses	$2,706,828	$647,343

Weighted average interest rate	2.45%	1.86%
Weighted average outstanding balance	$78,294,459	$23,591,427

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2016 and December 31, 2015, our asset coverage ratio was 2.35 to 1 and 2.42 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data. There were no transfers between levels during the period from June 26, 2015 (Commencement) through December 31, 2015.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the year ended December 31, 2016, the Advisor allocated to the Company $102,144 of equity offering costs and $73,015 of organization costs, of which $27,247 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2016. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $286,002 of equity offering costs and $204,442 of organization costs.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2016 and 2015, no loans had been placed on non-accrual status by the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

As of December 31, 2016, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

New Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issurance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption in the current year, the Company reclassified all of these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified $218,269 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014—15 (“ASU 2014-15”), “Presentation of Financial Statements—Going Concern (Subtopic 205—

40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this guidance during the quarter ended December 31, 2016. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations, cash flows or disclosures.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company does not believe this standard will have a material impact on its consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320: “Investments—Debt and Equity Securities”, which is scoped out of this standard.

On February 18, 2015, the FASB issued ASU 2015-02: Consolidation—Amendments to the Consolidation Analysis, that amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The changes are extensive and apply to all companies. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. This ASU is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and fiscal periods beginning after December 15, 2016 for nonpublic business entities. Early adoption is permitted. The Company adopted this guidance during the quarter ended December 31, 2016. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations, cash flows or disclosures.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” As part of this guidance, ASU 2016-19 amends FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”) to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We plan to adopt this standard effective January 1, 2017. We do not anticipate that this will have a material impact to our disclosures.

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

As of December 31, 2016, 90.8% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$6.1	$2.9	$3.2
Up 200 basis points	$4.0	$1.9	$2.1
Up 100 basis points	$2.0	$1.0	$1.0
Down 25 basis points	$(0.1)	$(0.2)	$0.1

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2016, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	69
Consolidated Statement of Assets and Liabilities as of December 31, 2016 and December 31, 2015	70
Consolidated Statement of Operations for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015	71
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015	72
Consolidated Statement of Cash Flows for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015	73
Consolidated Schedule of Investments as of December 31, 2016 and December 31, 2015	74
Notes to Consolidated Financial Statements	87

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Crescent Capital BDC, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2016 and the period from February 5, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the custodian, or directly with management or designees of the portfolio companies, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Capital BDC, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2016 and the period from February 5, 2015 (inception) through December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 24, 2017

Crescent Capital BDC, Inc.

Consolidated Statement of Assets and Liabilities

	As of December 31, 2016	As of December 31, 2015
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $216,239,598 and $141,151,386, respectively)	$217,920,952	$138,068,497
Cash and cash equivalents	4,990,157	4,733,856
Cash denominated in foreign currency (cost of $137,495 and $33,915, respectively)	129,168	33,700
Receivable for investments sold	993,726	—
Interest receivable	1,478,221	429,610
Prepaid expenses and other assets	52,753	55,373

Total assets	$225,564,977	$143,321,036

Liabilities
Debt (net of deferred financing costs of $979,874 and $218,269, respectively)	$93,670,635	$54,492,581
Payable for investments purchased	—	9,179,625
Distributions payable	1,750,000	924,998
Management fees payable—affiliate	521,866	336,180
Income incentive fee payable—affiliate	461,537	—
Due to Advisor—affiliate	27,247	46,709
Due to Administrator—affiliate	154,403	183,352
Professional fees payable	145,854	82,500
Directors’ fees payable	48,375	39,583
Interest and other debt financing costs payable	449,812	106,146
Accrued expenses and other liabilities	279,220	343,124

Total liabilities	$97,508,949	$65,734,798

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 6,376,850 and 4,056,316 shares issued and outstanding, respectively)	6,377	4,056
Paid-in capital in excess of par value	125,750,640	80,813,231
Accumulated net realized loss	(112,155)	(81,821)
Accumulated distributions in excess of net investment income	(49,518)	(165,426)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	2,460,684	(2,983,802)

Total Net Assets	$128,056,028	$77,586,238

Total Liabilities and Net Assets	$225,564,977	$143,321,036

Net asset value per share	$20.08	$19.13

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Investment Income:
Interest income from non-controlled and non-affiliated investments	$13,887,777	$3,302,668

Total investment income	13,887,777	3,302,668

Expenses:
Interest and other debt financing costs	2,706,828	647,343
Management fees (net of waiver of $1,048,618 and $213,694, respectively)	1,701,168	605,497
Income incentive fees	525,493	—
Directors’ fees	288,042	135,549
Professional fees	688,663	282,321
Organization expenses	73,015	131,427
Other general and administrative expenses	1,494,809	597,730

Total expenses	7,478,018	2,399,867

Net investment income before taxes	6,409,759	902,801

Income taxes	1,600	800

Net investment income after taxes	6,408,159	902,001

Net realized and unrealized gains (losses) on investments:
Net realized loss on investments	(121,691)	(67,384)
Net realized gain (loss) on foreign currency transactions	37,739	(5,857)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	5,444,486	(2,983,802)

Net realized and unrealized gains (losses) on investments	5,360,534	(3,057,043)

Net increase (decrease) in net assets resulting from operations	$11,768,693	$(2,155,042)

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$2.27	$(1.32)
Net investment income per share (basic and diluted):	$1.23	$0.55
Weighted average shares outstanding (basic and diluted):	5,191,589	1,636,134

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statement of Changes in Net Assets

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$6,408,159	$902,001
Net realized loss on investments and foreign currency transactions	(83,952)	(73,241)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	5,444,486	(2,983,802)

Net increase (decrease) in net assets resulting from operations	11,768,693	(2,155,042)

Distributions to shareholders from:
Net investment income	(6,238,633)	(1,076,007)

Total distributions to shareholders	(6,238,633)	(1,076,007)

Capital transactions:
Issuance of common stock	45,000,000	81,500,000
Issuance of common stock pursuant to dividend reinvestment plan	41,874	1,145
Equity offering costs	(102,144)	(183,858)
Redemption of common stock	—	(500,000)

Net increase in net assets resulting from capital transactions	44,939,730	80,817,287

Total increase in net assets	50,469,790	77,586,238
Net assets at beginning of period	77,586,238	—

Net assets at end of period	$128,056,028	$77,586,238

Accumulated distributions in excess of net investment income	$(49,518)	$(165,426)

Changes in Shares
Common stock, at beginning of period	4,056,316	—
Issuance of common stock	2,318,386	4,057,259
Issuance of common stock pursuant to dividend reinvestment plan	2,148	57
Redemption of common stock	—	(1,000)

Common stock, at end of period	6,376,850	4,056,316

Distributions declared per share:	$1.10	$0.27

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statement of Cash Flows

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$11,768,693	$(2,155,042)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(135,601,867)	(145,277,948)
Paid-in-kind interest income	(14,609)	—
Proceeds from sales of investments and principal repayments	60,820,469	4,101,110
Net realized (gain) loss on investments	121,691	67,384
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(5,444,486)	2,983,802
Amortization of premium and accretion of discount, net	(413,896)	(41,932)
Amortization of deferred financing costs	608,973	217,301

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(993,726)	—
(Increase) decrease in interest receivable	(1,048,611)	(429,610)
(Increase) decrease in prepaid expenses and other assets	2,620	(55,373)
Increase (decrease) in payable for investments purchased	(9,179,625)	9,179,625
Increase (decrease) in management fees payable—affiliate	185,686	336,180
Increase (decrease) in income incentive fees payable—affiliate	461,537	—
Increase (decrease) in due to Advisor—affiliate	(19,462)	19,471
Increase (decrease) in due to Administrator—affiliate	(28,949)	183,352
Increase (decrease) in professional fees payable	63,354	82,500
Increase (decrease) in directors’ fees payable	8,792	39,583
Increase (decrease) in interest and credit facility fees and expenses payable	343,666	106,146
Increase (decrease) in accrued expenses and other liabilities	(63,904)	343,124

Net cash provided by (used for) operating activities	(78,423,654)	(130,300,327)

Cash flows from financing activities:
Issuance of common stock	45,000,000	81,500,000
Redemption of common stock	—	(500,000)
Financing costs paid related to revolving credit facility	(1,370,578)	(435,570)
Distributions paid	(5,371,757)	(149,864)
Equity offering costs	(102,144)	(156,620)
Borrowings on revolving credit facility	121,928,014	84,809,937
Repayments on revolving credit facility	(81,300,000)	(30,000,000)

Net cash provided by (used for) financing activities	78,783,535	135,067,883

Effect of exchange rate changes on cash denominated in foreign currency	(8,112)	—
Net increase (decrease) in cash, cash equivalents and foreign currency	351,769	4,767,556
Cash, cash equivalents and foreign currency, beginning of period	4,767,556	—

Cash, cash equivalents and foreign currency, end of period	$5,119,325	$4,767,556

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,605,516	$298,379
Issuance of common stock pursuant to distribution reinvestment plan	$41,874	$1,145
Accrued but unpaid offering costs	$15,889	$27,238
Accrued but unpaid distributions	$1,750,000	$924,998

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments (1)
United States
Debt Investments
Automobiles & Components
POC Investors, LLC (2)	Senior Secured First Lien	L + 550	(3)	6.50%	10/2021	$83,333	$76,042	0.1%	$83,333
POC Investors, LLC	Senior Secured First Lien	L + 550	(4)	6.50%	10/2021	3,100,000	3,054,645	2.4	3,100,000

						3,183,333	3,130,687	2.5	3,183,333

Capital Goods
Alion Science and Technology Corp.	Unsecured Debt			11.00%	08/2022	5,000,000	4,870,817	3.8	4,950,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	11/2020	835,809	821,808	0.6	835,588
Doosan Infracore International, Inc. (5)	Senior Secured First Lien	L + 350	(3)	4.50%	05/2021	598,673	601,635	0.5	608,030
MB Aerospace Holdings I, Inc. (5)	Senior Secured First Lien	L + 550	(4)	6.50%	12/2022	4,360,845	4,324,305	3.4	4,349,943
Midwest Industrial Rubber (2)	Senior Secured First Lien				12/2021	85,000	77,680	0.1	80,818
Midwest Industrial Rubber	Senior Secured First Lien	L + 550	(3)	6.50%	12/2021	4,100,000	4,029,260	3.2	4,059,651
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	10/2021	738,693	743,154	0.6	739,247
Silver II US Holdings, LLC (5)	Senior Secured First Lien	L + 300	(4)	4.00%	12/2019	830,597	813,397	0.6	787,435
Univar Inc. (5)	Senior Secured First Lien	L + 325	(4)	4.25%	07/2022	740,625	743,672	0.6	748,802

						17,290,242	17,025,728	13.4	17,159,514

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 425	(4)	5.25%	04/2022	985,000	994,587	0.8	994,234
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(4)	7.50%	07/2022	500,000	502,868	0.4	489,690
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(4)	4.25%	07/2021	837,154	837,496	0.6	841,549
Asurion, LLC	Senior Secured Second Lien	L + 750	(3)	8.50%	03/2021	275,000	279,388	0.2	280,071
Asurion, LLC	Senior Secured First Lien	L + 400	(3)	5.00%	08/2022	486,875	486,294	0.4	493,996
Brickman Group, Ltd. LLC	Senior Secured Second Lien	L + 650	(3)	7.50%	12/2021	500,000	502,043	0.4	504,690
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	06/2020	696,535	699,151	0.5	701,759
Hepaco, LLC (2)	Senior Secured First Lien				08/2021	208,333	202,513	0.2	208,333
Hepaco, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	08/2022	2,942,625	2,907,744	2.3	2,942,625
Hepaco, LLC (2)(6)	Senior Secured First Lien				08/2022	—	(17,089)	—	—
Jordon Healthcare Inc.	Senior Secured First Lien	L + 525	(4)	6.25%	07/2021	2,388,000	2,360,651	1.9	2,388,000
Jordon Healthcare Inc.(2)(6)	Senior Secured First Lien				08/2021	—	(18,741)	—	—
NS Intermediate Holdings, LLC	Senior Secured First Lien	L + 550	(4)	6.50%	09/2021	2,981,250	2,931,417	2.3	2,981,250
NS Intermediate Holdings, LLC (2)	Senior Secured First Lien				09/2021	16,199	12,047	—	16,199

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(4)	4.25%	05/2020	$985,474	$983,730	0.8%	$988,553
Survey Sampling International, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	12/2020	3,175,749	3,148,350	2.5	3,175,749
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850	(4)	9.50%	07/2023	10,000,000	9,650,208	8.0	10,200,000
USAGM HoldCo, LLC	Senior Secured Second Lien	11.00%			07/2023	2,000,000	1,952,052	1.6	2,060,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(4)	8.00%	09/2021	4,293,479	4,239,662	3.4	4,336,413
Valet Waste Holdings, Inc. (2)	Senior Secured First Lien				09/2021	326,087	319,427	0.2	331,522
Vencore, Inc.	Senior Secured First Lien	L + 475	(4)	5.75%	11/2019	487,121	487,601	0.4	493,364
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(4)	8.25%	05/2022	250,000	244,808	0.2	253,750
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425	(4)	5.25%	05/2021	984,810	987,734	0.8	997,125

						35,319,691	34,693,941	27.9	35,678,872

Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 670	(7)	7.32%	05/2021	3,000,000	2,944,942	2.3	3,000,000
Varsity Brands, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	12/2021	984,925	993,379	0.8	1,001,176

						3,984,925	3,938,321	3.1	4,001,176

Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650	(4)	7.50%	07/2020	5,000,000	4,962,140	3.8	4,875,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	11/2019	707,640	707,640	0.5	706,755
Oncourse Learning Corp.	Senior Secured First Lien	L + 650	(4)	7.50%	09/2021	10,450,000	10,301,281	8.2	10,450,000
Oncourse Learning Corp. (2)	Senior Secured First Lien				09/2021	240,000	231,528	0.2	240,000
Scientific Games International, Inc. (5)	Senior Secured First Lien	L + 500	(8)	6.00%	10/2021	983,690	986,750	0.8	997,491
SkillSoft Corporation	Senior Secured First Lien	L + 475	(9)	5.84%	04/2021	984,887	969,364	0.7	902,713
Wrench Group, LLC (2)(6)	Senior Secured First Lien				03/2022	—	(14,433)	—	—
Wrench Group, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	03/2022	3,840,278	3,789,365	3.0	3,840,278

						22,206,495	21,933,635	17.2	22,012,237

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(4)	6.50%	12/2022	2,970,000	2,917,848	2.3	2,993,211

Energy
Fairmount Santrol, Inc. (5)	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	335,198	322,749	0.2	326,749
Murray Energy Corporation	Senior Secured First Lien	L + 725	(4)	8.25%	04/2020	356,470	339,701	0.3	342,213

						691,668	662,450	0.5	668,962

Food & Staples Retailing
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	818,327	820,823	0.7	827,407
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750	(4)	8.50%	03/2020	248,809	250,649	0.2	252,281

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Good Source Solutions, Inc.	Senior Secured First Lien	L + 725	(4)	8.25%	07/2021	$2,699,449	$2,674,347	2.1%	$2,699,448

						3,766,585	3,745,819	3.0	3,779,136

Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900	(4)	10.00%	02/2022	5,000,000	4,884,333	3.8	4,850,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(4)	5.25%	06/2021	742,500	736,390	0.6	746,213

						5,742,500	5,620,723	4.4	5,596,213

Health Care Equipment & Services
Alere, Inc. (5)	Senior Secured First Lien	L + 325	(3)	4.25%	06/2022	780,254	785,178	0.6	781,339
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	P + 350	(10)	7.25%	05/2023	1,169,125	1,158,311	0.9	1,186,662
Beaver-Visitec International, Inc. (5)	Senior Secured First Lien	L + 500	(4)	6.00%	08/2023	7,481,250	7,409,181	5.8	7,481,250
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(4)	5.25%	07/2021	369,021	371,653	0.3	338,577
Epic Health Services, Inc.	Senior Secured First Lien	L + 475	(4)	5.75%	02/2021	171,445	169,798	0.1	171,445
Epic Health Services, Inc.	Senior Secured Second Lien	L + 825	(4)	10.25%	08/2021	928,125	910,225	0.7	928,125
ExamWorks Group, Inc.	Senior Secured Second Lien			10.50%	07/2024	5,000,000	4,855,211	3.9	5,000,000
Heartland Dental, LLC	Senior Secured First Lien	L + 450	(4)	5.50%	12/2018	984,925	989,007	0.8	987,692
NMSC Holdings, Inc.	Senior Secured Second Lien	L + 1000	(4)	11.00%	10/2023	4,307,480	4,145,844	3.4	4,350,555
NVA Holdings, Inc.	Senior Secured First Lien	L + 450	(4)	5.50%	08/2021	4,054,162	3,966,046	3.2	4,074,433
Onex Carestream Finance LP (5)	Senior Secured First Lien	L + 400	(4)	5.00%	06/2019	423,553	423,947	0.3	412,610
Onex Carestream Finance LP (5)	Senior Secured Second Lien	L + 850	(4)	9.50%	12/2019	197,728	197,728	0.1	163,126
Professional Physical Therapy	Senior Secured First Lien	L + 500	(4)	6.00%	12/2022	7,500,000	7,425,376	5.9	7,518,750
PT Network, LLC (2)(6)	Senior Secured First Lien				11/2021	—	(10,811)	—	—
PT Network, LLC	Senior Secured First Lien	L + 650	(4)	7.50%	11/2021	2,300,000	2,277,339	1.8	2,300,000
Zest Holdings LLC	Senior Secured First Lien	L + 475	(4)	5.75%	08/2020	4,962,500	4,924,402	3.9	4,937,687

						40,629,568	39,998,435	31.7	40,632,251

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(3)	6.00%	01/2021	1,741,127	1,724,253	1.3	1,732,421
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(3)	9.75%	01/2022	504,468	494,600	0.4	494,379

						2,245,595	2,218,853	1.7	2,226,800

Insurance
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 475	(3)	5.75%	04/2022	179,147	177,390	0.1	180,357
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600	(3)	7.00%	03/2023	2,977,500	2,923,345	2.4	2,999,831
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(4)	6.75%	09/2022	460,883	453,252	0.4	456,274
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(4)	6.75%	10/2022	34,259	33,650	—	33,917

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(4)	10.25%	10/2023	$380,282	$373,449	0.3%	$370,775
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(4)	10.25%	10/2023	2,408,451	2,362,284	1.8	2,348,240

						6,440,522	6,323,370	5.0	6,389,394

Materials
Berlin Packaging LLC	Senior Secured First Lien	L + 350	(3)	4.50%	10/2021	979,804	983,603	0.8	989,676
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(3)	4.50%	08/2021	967,618	971,009	0.8	975,600
IBC Capital Limited (5)	Senior Secured First Lien	L + 375	(9)	4.99%	09/2021	837,218	826,618	0.6	830,591
Ineos US Finance LLC (5)	Senior Secured First Lien	L + 325	(3)	4.25%	03/2022	492,477	493,470	0.4	499,365
Royal Holdings, Inc.	Senior Secured First Lien	L + 350	(4)	4.50%	06/2022	837,250	839,571	0.7	847,017
Tank Holding Corp.	Senior Secured First Lien	L + 425	(4)	5.25%	03/2022	932,584	940,133	0.7	924,811

						5,046,951	5,054,404	4.0	5,067,060

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(4)	4.25%	09/2021	985,370	986,201	0.7	963,510
iHeartCommunications, Inc. (5)	Senior Secured First Lien	L + 675	(7)	7.52%	01/2019	738,673	708,375	0.5	603,865
Rentpath, Inc. (5)	Senior Secured First Lien	L + 525	(3)	6.25%	12/2021	984,925	992,930	0.8	970,151
Tribune Media Co. (5)	Senior Secured First Lien	L + 300	(7)	3.77%	12/2020	492,500	494,408	0.4	497,272

						3,201,468	3,181,914	2.4	3,034,798

Pharmaceuticals, Biotechnology & Life Sciences
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	06/2021	837,121	828,864	0.6	832,638

Real Estate
Capital Automotive L.P. (5)	Senior Secured Second Lien	L + 500	(3)	6.00%	04/2020	500,000	507,232	0.4	507,915
DTZ U.S. Borrower, LLC (5)	Senior Secured Second Lien	L + 825	(4)	9.25%	11/2022	425,532	419,844	0.3	426,772

						925,532	927,076	0.7	934,687

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(3)	5.00%	07/2022	930,205	934,721	0.7	862,766
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350	(4)	4.50%	08/2021	984,887	991,511	0.8	998,429
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	01/2023	165,417	162,602	0.1	166,540
Strategic Partners, Inc.	Senior Secured First Lien	L + 525	(4)	6.25%	06/2023	6,483,750	6,468,222	5.1	6,548,587

						8,564,259	8,557,056	6.7	8,576,322

Software & Services
Ansira Partners, Inc. (2)(6)	Senior Secured First Lien				12/2022	—	(9,495)	—	(7,159)
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(4)	7.50%	12/2022	6,545,455	6,480,290	5.1	6,496,364
Cision US Inc.	Senior Secured First Lien	L + 600	(4)	7.00%	06/2023	4,975,000	4,787,830	3.9	4,940,797
Compuware Corporation	Senior Secured First Lien	L + 525	(4)	6.25%	12/2021	983,690	969,250	0.8	991,191

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Epicor Software Corporation	Senior Secured First Lien	L + 375	(3)	4.75%	06/2022	$970,883	$972,387	0.8%	$976,432
Informatica Corporation (5)	Senior Secured First Lien	L + 350	(4)	4.50%	08/2022	839,375	840,401	0.6	837,365
Magic Newco LLC (5)	Senior Secured First Lien	L + 400	(3)	5.00%	12/2018	984,595	986,788	0.8	995,366
Mediaocean LLC	Senior Secured First Lien	L + 475	(3)	5.75%	08/2022	6,523,509	6,463,692	5.1	6,564,281
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	06/2022	986,768	989,816	0.8	984,302
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	11/2023	4,120,000	4,079,195	3.2	4,078,800
Ministry Brands Intermediate, LLC (2)(6)	Senior Secured First Lien				11/2023	—	(11,300)	—	(11,300)
SMS Systems Maintenance Services, Inc.	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,726,344	7.0	9,015,000
Tibco Software Inc.	Senior Secured First Lien	L + 550	(3)	6.50%	12/2020	399,614	400,396	0.3	402,029
Transportation Insight, LLC	Senior Secured First Lien	L + 525	(3)	6.25%	09/2019	1,862,644	1,846,176	1.4	1,862,644

						38,206,533	37,521,770	29.8	38,126,112

Technology Hardware & Equipment
Riverbed Technology, Inc.	Senior Secured First Lien	L + 325	(3)	4.25%	04/2022	—	114	—	—

Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 725	(4)	8.25%	07/2020	948,068	951,686	0.7	853,261
Charter Communications Operating, LLC (5)	Senior Secured First Lien	L + 225	(7)	2.51%	01/2024	322,562	321,888	0.2	324,880
Level 3 Financing Inc. (5)	Senior Secured First Lien	L + 300	(4)	4.00%	01/2020	500,000	501,315	0.4	507,500
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500	(4)	6.00%	11/2020	982,787	984,672	0.8	985,347

						2,753,417	2,759,561	2.1	2,670,988

Transportation
Kenan Advantage Group, Inc. (2)	Senior Secured First Lien				01/2017	—	8	—	196
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(3)	4.00%	07/2022	778,569	780,484	0.6	782,221
Keurig Green Mountain, Inc. (5)	Senior Secured First Lien	L + 450	(7)	5.31%	03/2023	229,188	225,056	0.2	233,074
Pilot Air Freight, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	10/2022	3,350,000	3,317,358	2.6	3,350,000

						4,357,757	4,322,906	3.4	4,365,491

Utilities
Eastern Power, LLC	Senior Secured First Lien	L + 400	(4)	5.00%	10/2021	938,787	943,975	0.7	949,151

Total Debt Investments United States						$209,302,949	$206,307,450	163.1%	$208,878,346

Equity Investments
Capital Goods
Alion Science and Technology Corp. (11)	Common Stock					535,714	535,715	0.4	554,894

Commercial & Professional Services
Universal Services Equity Investments (11)	Common Stock					1,000,000	1,000,000	0.8	1,000,000
USAGM HoldCo, LLC (11)	Common Stock					238,095	238,095	0.2	238,095

						1,238,095	1,238,095	1.0	1,238,095

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Health Care Equipment & Services
ExamWorks Group, Inc. (11)	Common Stock					$7,500	$750,000	0.6%	$750,000

Insurance
Integro Equity (11)	Common Stock					4,226	422,535	0.3	415,645

Software & Services
SMS Systems Maintenance Services, Inc. (11)	Common Stock					985,000	985,000	0.8	985,000

Total Equity Investments United States						$2,770,535	$3,931,345	3.1%	$3,943,634

Total United States							$210,238,795	166.2%	$212,821,980

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc. (5)	Senior Secured First Lien	E + 575	(12)	5.75%	03/2023	€1,994,499	2,041,092	1.6	2,022,011

Total Debt Investments France						€1,994,499	$2,041,092	1.6%	$2,022,011

Total France							$2,041,092	1.6%	$2,022,011

United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd. (5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	£1,978,200	2,993,723	1.8	2,336,810
CB SDG , Ltd. (2)(5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	442,828	965,988	0.6	740,151

Total Debt Investments United Kingdom						£2,421,028	$3,959,711	2.4%	$3,076,961

Total United Kingdom							$3,959,711	2.4%	$3,076,961

Total Investments							$216,239,598	170.2%	$217,920,952

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
**	Percentage is based on net assets of $128,056,028 as of December 31, 2016.
(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(2)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(3)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(5)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(6)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(7)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(8)	The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(9)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

(10)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2016 was 3.75%.
(11)	Non-income producing security.
(12)	The interest rate on these loans is subject to a base rate plus 3 month EURIBOR. As the interest rate is subject to a minimum EURIBOR floor which was greater than the 3 month EURIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the EURIBOR floor.
(13)	The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the GBP LIBOR floor.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index*		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments (1)
United States
Debt Investments
Capital Goods
Alion Science and Technology Corporation	Unsecured Debt			11.00%	08/2022	$5,000,000	$4,855,304	6.4%	$5,000,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	11/2020	844,426	827,105	1.0	800,355
Builders FirstSource, Inc. (3)	Senior Secured First Lien	L + 500	(2)	6.00%	07/2022	174,599	172,931	0.2	173,071
Doosan Infracore International, Inc. (3)	Senior Secured First Lien	L + 350	(2)	4.50%	05/2021	745,893	750,332	1.0	738,900
GYP Holdings III Corp.	Senior Secured First Lien	L + 375	(2)	4.75%	04/2021	860,744	839,879	1.1	826,315
MB Aerospace Holdings I, Inc. (3)(4)	Senior Secured First Lien	L + 550	(2)	6.50%	12/2022	3,000,000	2,970,000	3.8	2,970,000
McJunkin Red Man Corporation (3)	Senior Secured First Lien	L + 375	(5)	4.75%	11/2019	990,657	987,264	1.2	926,264
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	10/2021	746,231	751,561	1.0	739,388
Silver II US Holdings, LLC (3)	Senior Secured First Lien	L + 300	(2)	4.00%	12/2019	830,597	808,081	0.9	708,499
Univar Inc. (3)	Senior Secured First Lien	L + 325	(2)	4.25%	07/2022	748,125	751,693	0.9	725,887

						13,941,272	13,714,150	17.5	13,608,679

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 450	(2)	5.50%	04/2022	995,000	1,006,241	1.3	995,622
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(2)	7.50%	07/2022	500,000	503,272	0.6	451,070
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(2)	4.25%	07/2021	845,718	846,130	1.1	815,166
Asurion LLC	Senior Secured Second Lien	L + 750	(2)	8.50%	03/2021	275,000	280,247	0.3	236,638
Asurion LLC	Senior Secured First Lien	L + 375	(2)	5.00%	05/2019	361,708	363,795	0.4	339,893
Asurion LLC	Senior Secured First Lien	L + 400	(2)	5.00%	08/2022	497,500	496,798	0.6	456,207
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650	(5)	7.50%	12/2021	500,000	502,373	0.6	455,000
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	06/2020	745,731	749,266	0.9	735,787
IMC OP, LP	Senior Secured First Lien	L + 350	(2)	4.50%	08/2020	820,038	820,038	1.0	809,787
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(2)	4.25%	05/2020	995,158	992,899	1.3	970,692
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(5)	9.50%	07/2023	9,387,755	9,007,772	11.3	8,789,286
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(6)	9.50%	07/2023	612,245	606,344	0.7	573,214
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(2)	8.00%	09/2021	4,336,957	4,273,510	5.6	4,336,957
Valet Waste Holdings, Inc. (7)	Senior Secured First Lien				09/2021	217,391	207,887	0.3	217,391
Vencore, Inc. (4)	Senior Secured First Lien	L + 475	(2)	5.75%	11/2019	500,000	500,625	0.6	498,750
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(2)	8.25%	05/2022	250,000	244,073	0.3	223,750
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425	(2)	5.25%	05/2021	994,950	998,499	1.3	980,025

						22,835,149	22,399,769	28.2	21,885,235

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index*		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Consumer Durables & Apparel
Varsity Brands, Inc.	Senior Secured First Lien	L + 400	(2)	5.00%	12/2021	$994,975	$1,005,021	1.3%	$987,513

Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 810	(2)	9.10%	07/2020	5,000,000	4,953,211	6.4	4,950,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	11/2019	714,916	714,916	0.9	689,894
Scientific Games International, Inc. (3)	Senior Secured First Lien	L + 500	(2)	6.00%	10/2021	993,728	997,362	1.1	909,082
SkillSoft Corporation	Senior Secured First Lien	L + 475	(8)	5.75%	04/2021	994,962	976,176	1.0	781,046

						7,703,606	7,641,665	9.4	7,330,022

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(5)	6.50%	12/2022	3,000,000	2,940,155	3.8	2,966,250

Energy
Fairmount Santrol, Inc. (3)	Senior Secured First Lien	L + 350	(2)	4.50%	09/2019	844,412	805,406	0.6	420,095
Murray Energy Corporation	Senior Secured First Lien	L + 650	(2)	7.50%	04/2020	497,456	466,951	0.4	320,506

						1,341,867	1,272,357	1.0	740,601

Food & Staples Retailing
Albertsons, LLC	Senior Secured First Lien	L + 450	(5)	5.50%	08/2021	994,987	1,001,408	1.3	988,276
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350	(2)	4.50%	09/2019	845,685	849,150	1.0	812,915
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750	(2)	8.50%	03/2020	250,000	252,331	0.3	225,000

						2,090,673	2,102,889	2.6	2,026,191

Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900	(8)	10.00%	02/2022	5,000,000	4,868,088	6.4	5,000,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(2)	5.25%	06/2021	750,000	742,600	1.0	740,625

						5,750,000	5,610,688	7.4	5,740,625

Health Care Equipment & Services
Alere, Inc. (3)	Senior Secured First Lien	L + 325	(5)	4.25%	06/2022	788,176	793,992	1.0	782,840
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	5.25%	07/2021	372,797	375,958	0.4	299,169
Concentra Inc.	Senior Secured First Lien	L + 300	(2)	4.00%	06/2022	746,250	746,250	1.0	743,138
Connolly Corporation	Senior Secured First Lien	L + 350	(2)	4.50%	05/2021	845,707	851,239	1.1	820,336
Heartland Dental, LLC	Senior Secured First Lien	L + 450	(2)	5.50%	12/2018	994,975	1,001,031	1.2	947,714
Onex Carestream Finance LP (3)	Senior Secured First Lien	L + 400	(2)	5.00%	06/2019	729,167	729,735	0.8	660,505
Onex Carestream Finance LP (3)	Senior Secured Second Lien	L + 850	(2)	9.50%	12/2019	197,728	197,728	0.2	176,472

						4,674,799	4,695,933	5.7	4,430,174

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index*		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 475	(2)	5.75%	10/2022	$750,000	$746,827	1.0%	$746,565
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 450	(5)	5.75%	11/2018	746,144	750,042	0.9	736,817
Integro Parent, Inc. (4)	Senior Secured First Lien	L + 575	(2)	6.75%	09/2022	434,259	425,574	0.5	424,489
Integro Parent, Inc. (4)	Senior Secured First Lien	L + 575	(5)	6.75%	09/2022	65,741	64,426	0.1	64,262
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(2)	10.25%	09/2023	2,408,451	2,357,773	3.0	2,318,134
Integro Parent, Inc. (7)(9)	Senior Secured Second Lien				10/2023	7,606	—	—	(6,655)

						4,412,201	4,344,642	5.5	4,283,612

Materials
Anchor Glass Container Corporation	Senior Secured First Lien	L + 350	(2)	4.50%	07/2022	973,075	976,877	1.3	971,557
AZ Chem US Inc. (3)	Senior Secured First Lien	L + 350	(5)	4.50%	06/2021	808,725	812,449	1.0	807,209
Berlin Packaging LLC	Senior Secured First Lien	L + 350	(2)	4.50%	10/2021	989,797	994,356	1.3	982,374
ECO Services Operations LLC	Senior Secured First Lien	L + 375	(5)	4.75%	12/2021	1,004,950	1,007,329	1.3	992,548
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(5)	4.50%	08/2021	975,474	979,553	1.2	957,335
Hilex Poly Co. LLC	Senior Secured First Lien	L + 500	(2)	6.00%	12/2021	997,487	1,008,242	1.3	997,737
Ineos US Finance LLC (3)	Senior Secured First Lien	L + 325	(5)	4.25%	03/2022	497,492	498,664	0.6	481,118
MacDermid, Inc. (3)	Senior Secured First Lien	L + 450	(5)	5.50%	06/2020	741,880	747,014	0.9	719,490
Onex Wizard US Acquisition Inc. (3)	Senior Secured First Lien	L + 325	(5)	4.25%	03/2022	844,496	846,565	1.1	833,082
Reynolds Group Holdings Inc. (3)	Senior Secured First Lien	L + 350	(5)	4.50%	12/2018	500,000	502,211	0.6	495,990
Royal Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	4.50%	06/2022	845,750	848,469	1.1	834,387
Tank Holding Corp.	Senior Secured First Lien	L + 425	(5)	5.25%	03/2022	973,034	982,211	1.2	959,353

						10,152,161	10,203,940	12.9	10,032,180

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(2)	4.25%	09/2021	995,374	996,368	1.2	949,517
CCO Safari III, LLC (3)	Senior Secured First Lien	L + 275	(5)	3.50%	01/2023	325,000	324,221	0.4	324,799
iHeartCommunications, Inc. (3)	Senior Secured First Lien	L + 675	(10)	7.17%	01/2019	1,000,000	940,318	0.9	703,575
Regal Cinemas Corporation (3)	Senior Secured First Lien	L + 300	(5)	3.75%	04/2022	845,750	850,172	1.1	844,917
Rentpath, Inc. (3)	Senior Secured First Lien	L + 525	(5)	6.25%	12/2021	994,975	1,004,422	1.1	878,065
Tribune Media Company (3)	Senior Secured First Lien	L + 300	(8)	3.75%	12/2020	497,500	499,860	0.7	491,281
WideOpenWest Finance LLC	Senior Secured First Lien	L + 350	(2)	4.50%	04/2019	845,739	848,341	1.1	817,462

						5,504,338	5,463,702	6.5	5,009,616

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index*		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Catalent Pharma Solutions Inc. (3)	Senior Secured First Lien	L + 325	(5)	4.25%	05/2021	$845,708	$851,673	1.1%	$840,722
Jaguar Holding Company II	Senior Secured First Lien	L + 325	(2)	4.25%	08/2022	746,250	743,555	0.9	727,127
Medpace Holdings, Inc.	Senior Secured First Lien	L + 375	(5)	4.75%	04/2021	753,409	756,274	1.0	748,700
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375	(2)	4.75%	06/2021	845,707	835,726	0.9	722,023
Synarc—Biocare Holdings LLC	Senior Secured First Lien			7.75%	03/2021	15,500,000	15,129,017	20.0	15,500,000

						18,691,074	18,316,245	23.9	18,538,572

Real Estate
Capital Automotive L.P. (3)	Senior Secured Second Lien	L + 500	(5)	6.00%	04/2020	500,000	509,164	0.6	501,667
DTZ U.S. Borrower, LLC (3)(4)	Senior Secured Second Lien	L + 825	(2)	9.25%	11/2022	5,000,000	4,925,000	6.4	4,925,000

						5,500,000	5,434,164	7.0	5,426,667

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(2)	5.00%	07/2022	940,205	945,471	1.2	909,451
Dollar Tree, Inc. (3)	Senior Secured First Lien	L + 275	(5)	3.50%	07/2022	997,500	1,001,088	1.3	996,258
J.C. Penney Corporation, Inc. (3)	Senior Secured First Lien	L + 500	(2)	6.00%	05/2018	993,252	993,636	1.2	978,354
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350	(2)	4.50%	08/2021	994,962	1,002,942	1.3	987,918
PetSmart, Inc.	Senior Secured First Lien	L + 325	(2)	4.25%	03/2022	845,750	848,225	1.0	825,346

						4,771,670	4,791,362	6.0	4,697,327

Software & Services
Compuware Corporation	Senior Secured First Lien	L + 525	(2)	6.25%	12/2021	993,728	976,699	1.2	929,548
Epicor Software Corporation	Senior Secured First Lien	L + 375	(2)	4.75%	06/2022	995,000	996,781	1.3	973,677
First Data Corporation	Senior Secured First Lien	L + 400	(10)	4.42%	03/2021	1,000,000	1,004,660	1.3	998,125
Informatica Corporation (3)	Senior Secured First Lien	L + 350	(2)	4.50%	08/2022	847,875	849,071	1.1	818,352
Magic Newco LLC (3)	Senior Secured First Lien	L + 400	(2)	5.00%	12/2018	994,865	998,150	1.3	996,109
Mediaocean LLC (4)	Senior Secured First Lien	L + 475	(5)	5.75%	08/2022	5,786,250	5,727,672	7.4	5,728,388
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(2)	6.25%	06/2022	994,020	997,556	1.1	869,767
SS&C Technologies Inc. (3)	Senior Secured First Lien	L + 325	(2)	4.00%	07/2022	274,291	273,787	0.3	272,777
The Active Network, Inc.	Senior Secured First Lien	L + 450	(2)	5.50%	11/2020	1,002,893	997,016	1.2	971,552
Tibco Software Inc.	Senior Secured First Lien	L + 550	(5)	6.50%	12/2020	497,494	498,680	0.6	453,341
Wall Street Systems Delaware, Inc. (3)	Senior Secured First Lien	L + 350	(5)	4.50%	04/2021	487,013	490,467	0.6	480,319
WP Mustang Holdings LLC	Senior Secured First Lien	L + 450	(2)	5.50%	05/2021	994,950	998,476	1.3	992,462

						14,868,377	14,809,015	18.7	14,484,417

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index*		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Technology Hardware & Equipment
Dell International LLC	Senior Secured First Lien	L + 325	(2)	4.00%	04/2020	$746,873	$747,162	1.0%	$742,336
Riverbed Technology, Inc.	Senior Secured First Lien	L + 500	(2)	6.00%	04/2022	994,987	1,009,719	1.3	992,500
Sophia, L.P.	Senior Secured First Lien	L + 375	(2)	4.75%	09/2022	748,125	747,553	0.9	740,831
Zebra Technologies Corporation (3)	Senior Secured First Lien	L + 400	(2)	4.75%	10/2021	983,092	998,296	1.3	985,599

						3,473,078	3,502,730	4.5	3,461,266

Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 675	(2)	7.75%	07/2020	997,141	1,001,786	1.2	932,327
Level 3 Financing Inc. (3)	Senior Secured First Lien	L + 300	(2)	4.00%	01/2020	500,000	501,717	0.7	499,240
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500	(2)	6.00%	11/2020	994,975	997,308	1.2	949,892

						2,492,116	2,500,811	3.1	2,381,459

Transportation
American Airlines, Inc. (3)	Senior Secured First Lien	L + 275	(2)	3.50%	10/2021	495,000	496,737	0.6	490,978
Kenan Advantage Group, Inc. (7)(9)	Senior Secured First Lien				01/2017	—	190	—	(695)
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(5)	4.00%	07/2022	748,656	750,880	1.0	742,105

						1,243,656	1,247,807	1.6	1,232,388

Utilities
Panda Sherman Power, LLC	Senior Secured First Lien	L + 750	(2)	9.00%	09/2018	993,714	987,088	1.2	899,312
TPF II Power, LLC	Senior Secured First Lien	L + 450	(2)	5.50%	10/2021	990,546	997,024	1.2	973,706

						1,984,260	1,984,112	2.4	1,873,018

Total Debt Investments United States						$135,425,271	$133,981,157	169.0%	$131,135,812

Equity Investments
Capital Goods
Alion Science and Technology Corporation(11)	Common Stock					535,714	535,714	0.7	535,714

Commercial Services & Supplies
Universal Services Equity Investments(11)	Common Stock					1,000,000	1,000,000	1.3	1,000,000

Insurance
Integro Equity(11)	Common Stock					4,225	422,535	0.5	422,535

Total Equity Investments United States						$1,539,939	$1,958,249	2.5%	$1,958,249

Total United States							$135,939,406	171.5%	$133,094,061

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2015

	Investment Type	Spread Above Index*		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Cayman Islands
Debt Investments
Materials
IBC Capital Limited(3)	Senior Secured First Lien	L + 375	(2)	4.75%	09/2021	$845,739	$833,020	1.0%	$771,031

Total Debt Investments Cayman Islands						$845,739	$833,020	1.0%	$771,031

Total Cayman Islands							$833,020	1.0%	$771,031

Luxembourg
Debt Investments
Software & Services
Altice Financing SA(3)	Senior Secured First Lien	L + 450	(2)	5.50%	07/2019	994,924	1,008,550	1.3	991,198

Total Debt Investments Luxembourg						$994,924	$1,008,550	1.3%	$991,198

Total Luxembourg							$1,008,550	1.3%	$991,198

United Kingdom
Debt Investments
Software & Services
CB SDG, Ltd.(3)	Senior Secured First Lien	L + 650	(12)	7.25%	07/2022	£1,978,200	2,987,644	3.7	2,857,356
CB SDG, Ltd.(3) (7)	Senior Secured First Lien				07/2022	261,193	382,766	0.5	354,851

Total Debt Investments United Kingdom						£2,239,393	$3,370,410	4.2%	$3,212,207

Total United Kingdom							$3,370,410	4.2%	$3,212,207

Total Investments							$141,151,386	178.0%	$138,068,497

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2015. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
**	Percentage is based on net assets of $77,586,238 as of December 31, 2015.
(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(2)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.
(3)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(4)	Position or portion thereof unsettled as of December 31, 2015.
(5)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.
(6)	The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(8)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.
(9)	The negative cost is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount or unfunded commitment on the loan.
(10)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(11)	Non-income producing security.
(12)	The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the GBP LIBOR floor.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although the Company’s focus is to invest in private credit transactions, in certain circumstances it will also invest in broadly syndicated loans and bonds.

Basis of Presentation

The Company’s functional currency is the United States dollar and these consolidated financial statements have been prepared in that currency. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data. There were no transfers between levels during the period from June 26, 2015 (Commencement) through December 31, 2015.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of December 31, 2016 and 2015, there were $979,874 and $218,269, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2016 and 2015, no loans had been placed on non-accrual status by the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

As of December 31, 2016, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

New Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issurance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption in the current year, the Company reclassified all of these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified $218,269 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014—15 (“ASU 2014-15”), “Presentation of Financial Statements—Going Concern (Subtopic 205—40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this guidance during the quarter ended December 31, 2016. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations, cash flows or disclosures.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company does not believe this standard will have a material impact on its consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320: “Investments—Debt and Equity Securities”, which is scoped out of this standard.

On February 18, 2015, the FASB issued ASU 2015-02: Consolidation—Amendments to the Consolidation Analysis, that amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The changes are extensive and apply to all companies. The need to assess an entity under a different consolidation model may change previous consolidation conclusions. This ASU is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and fiscal periods beginning after December 15, 2016 for nonpublic business entities. Early adoption is permitted. The Company adopted this guidance during the quarter ended December 31, 2016. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations, cash flows or disclosures.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” As part of this guidance, ASU 2016-19 amends FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”) to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We plan to adopt this standard effective January 1, 2017. We do not anticipate that this will have a material impact to our disclosures.

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

For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred administrative services expenses of $523,047 and $230,520, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $154,403 and $183,352, respectively, were payable at December 31, 2016 and 2015.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred expenses of $622,673 and $303,892, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $158,080 and $317,225, respectively, were payable at December 31, 2016 and 2015.

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

For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred management fees of $1,701,168 and $605,497, respectively, of which $521,866 and $336,180, respectively, were payable at December 31, 2016 and 2015.

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

For the year ended December 31, 2016, the Company incurred income incentive fees of $525,493, of which $461,537 was payable at December 31, 2016. No income incentive fees were incurred during the period from February 5, 2015 (Inception) through December 31, 2015.

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

No capital gains incentive fees were incurred for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company recorded directors’ fees of $288,042 and $135,549, respectively, of which $48,375 and $39,583, respectively, were payable at December 31, 2016 and 2015.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of December 31, 2016 and December 31, 2015, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at December 31, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$166,178,326	$166,531,949	$353,623
Senior Secured Second Lien	41,259,110	42,495,369	1,236,259
Unsecured Debt	4,870,817	4,950,000	79,183
Common Stock	3,931,345	3,943,634	12,289

Total Investments	$216,239,598	$217,920,952	$1,681,354

Investments at fair value consisted of the following at December 31, 2015:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$110,083,668	$107,241,672	$(2,841,996)
Senior Secured Second Lien	24,254,165	23,868,576	(385,589)
Unsecured Debt	4,855,304	5,000,000	144,696
Common Stock	1,958,249	1,958,249	—

Total Investments	$141,151,386	$138,068,497	$(3,082,889)

The industry composition of investments at fair value at December 31, 2016 is as follows:

Industry	Fair Value	Percentage of Fair Value
Automobiles & Components	$3,183,333	1.46%
Capital Goods	17,714,408	8.13
Commercial & Professional Services	36,916,967	16.94
Consumer Durables & Apparel	4,001,176	1.84
Consumer Services	22,012,237	10.10
Diversified Financials	2,993,211	1.37
Energy	668,962	0.31
Food & Staples Retailing	3,779,136	1.73
Food, Beverage & Tobacco	5,596,213	2.57
Health Care Equipment & Services	41,382,251	18.99
Household & Personal Products	2,226,800	1.02
Insurance	6,805,039	3.12
Materials	5,067,060	2.32
Media	3,034,798	1.39
Pharmaceuticals, Biotechnology & Life Sciences	832,638	0.38
Real Estate	934,687	0.43
Retailing	8,576,322	3.94
Software & Services	42,188,073	19.36
Technology Hardware & Equipment	2,022,011	0.93
Telecommunication Services	2,670,988	1.23
Transportation	4,365,491	2.00
Utilities	949,151	0.44

Total Investments	$217,920,952	100.00%

The industry composition of investments at fair value at December 31, 2015 is as follows:

Industry	Fair Value	Percentage of Fair Value
Capital Goods	$14,144,393	10.24%
Commercial & Professional Services	22,885,235	16.57
Consumer Durables & Apparel	987,513	0.71
Consumer Services	7,330,022	5.31
Diversified Financials	2,966,250	2.15
Energy	740,601	0.54
Food & Staples Retailing	2,026,191	1.47
Food, Beverage & Tobacco	5,740,625	4.16
Health Care Equipment & Services	4,430,174	3.21
Insurance	4,706,147	3.41
Materials	10,803,211	7.82
Media	6,000,814	4.35
Pharmaceuticals, Biotechnology & Life Sciences	18,538,572	13.43
Real Estate	5,426,667	3.93
Retailing	4,697,327	3.40
Software & Services	17,696,624	12.82
Technology Hardware & Equipment	3,461,266	2.51
Telecommunication Services	2,381,459	1.72
Transportation	1,232,388	0.89
Utilities	1,873,018	1.36

Total Investments	$138,068,497	100.00%

The geographic composition of investments at fair value at December 31, 2016 is as follows:

Geographic Region	Fair Value	Percentage of Fair Value
United States	$212,821,980	97.66%
United Kingdom	3,076,961	1.41
France	2,022,011	0.93

Total Investments	$217,920,952	100.00%

The geographic composition of investments at fair value at December 31, 2015 is as follows:

Geographic Region	Fair Value	Percentage of Fair Value
United States	$133,094,061	96.39%
United Kingdom	3,212,207	2.33
France	991,198	0.72
Cayman Islands	771,031	0.56

Total Investments	$138,068,497	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2016:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$101,132,842	$65,399,107	$166,531,949
Unsecured Debt	—	—	4,950,000	4,950,000
Senior Secured Second Lien	—	21,141,689	21,353,680	42,495,369
Common Stock	—	—	3,943,634	3,943,634

Total Investments	$—	$122,274,531	$95,646,421	$217,920,952

The following table presents fair value measurements of investments as of December 31, 2015:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Unsecured Debt	$—	$—	$5,000,000	$5,000,000
Senior Secured First Lien	—	74,634,039	32,607,633	107,241,672
Senior Secured Second Lien	—	11,632,097	12,236,479	23,868,576
Common Stock	—	—	1,958,249	1,958,249

Total Investments	$—	$86,266,136	$51,802,361	$138,068,497

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2016, based off of the fair value hierarchy at December 31, 2016:

	Common Stock	Senior Secured First Lien	Senior Secured Second Lien	Unsecured Debt	Total
Balance as of December 31, 2015	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361
Amortized discounts/premiums	—	126,755	23,042	15,513	165,310
Paid in-kind interest	—	—	—	—	—
Net realized gain (loss)	—	341,407	10,669	—	352,076
Net change in unrealized appreciation (depreciation)	12,290	(462,200)	764,003	(65,513)	248,580
Purchases	1,973,095	55,714,336	22,151,492	—	79,838,923
Sales/return of capital/principal repayments/paydowns	—	(18,537,747)	(1,222,849)	—	(19,760,596)
Transfers in	—	—	—	—	—
Transfers out	—	(4,391,077)	(12,609,156)	—	(17,000,233)

Balance as of December 31, 2016	$3,943,634	$65,399,107	$21,353,680	$4,950,000	$95,646,421

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2016	$12,290	$(219,370)	$634,263	$(65,513)	$361,670

During the year ended December 31, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period from June 26, 2015 (Commencement) through December 31, 2015, based off of the fair value hierarchy at December 31, 2015:

	Common Stock	Senior Secured First Lien	Senior Secured Second Lien	Unsecured Debt	Total
Balance as of June 26, 2015	$—	$—	$—	$—	$—
Amortized discounts/premiums	—	22,925	6,249	5,304	34,478
Paid in-kind interest	—	—	—	—	—
Net realized gain (loss)	—	153	—	—	153
Net change in unrealized appreciation (depreciation)	—	211,807	85,617	144,696	442,120
Purchases	1,958,249	32,386,477	12,144,613	4,850,000	51,339,339
Sales/return of capital/principal repayments/paydowns	—	(13,729)	—	—	(13,729)

Balance as of December 31, 2015	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2015	$—	$211,807	$85,617	$144,696	$442,120

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2016 and 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$65,399,107	Discounted Cash Flows	Discount Rate	5.7%—9.9% (7.1%)

Senior Secured Second Lien	$21,353,680	Discounted Cash Flows	Discount Rate	9.8%—10.5% (10.1%)

Unsecured Debt	$4,950,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$3,943,634	Market Multiple	Comparable EBITDA Multiple	10.5x—13.4x (11.8x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$31,186,556	Discounted Cash Flows	Discount Rate	7.1%—9.5% (8.2%)
	$1,421,077	Market Rate	Market Yield	7.0%—9.0% (8.3%)

Senior Secured Second Lien (1)	$9,925,000	Discounted Cash Flows	Discount Rate	9.5%—10.2% (9.9%)
	$2,311,479	Market Rate	Market Yield	10.7%

Unsecured Debt (1)	$5,000,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$1,958,249	Market Multiple	Comparable EBITDA Multiple	9.8x—11.2x (10.5x)

(1)	The range for an investment type category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2016 and 2015. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s revolving credit facility, as of December 31, 2016 and 2015, approximates its fair value as the revolving credit facility, issued at market terms, includes a variable interest rate, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (4)
SPV Asset Facility	$75,000,000	$47,628,575	$27,371,425	$47,628,575
Revolving Credit Facility (2)	50,000,000	47,809,591	2,998,009	47,021,934

Total Debt	$125,000,000	$95,438,166	$30,369,434	$94,650,509

	December 31, 2015
	Aggregate Principal	Outstanding	Amount	Carrying
	Amount Committed	Principal	Available (1)	Value (4)
SPV Asset Facility	$—	$—	$—	$—
Revolving Credit Facility (3)	75,000,000	54,810,152	20,189,848	54,710,850

Total Debt	$75,000,000	$54,810,152	$20,189,848	$54,710,850

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 1.5 million on its Revolving Credit Facility.
(4)	The difference between the outstanding principal balance and the carrying amount is attributable to the effect of foreign currency translation adjustments.

As of December 31, 2016 and 2015, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. As of December 31, 2016 and 2015, deferred financing costs related to the Revolving Credit Facility were $79,854 and $218,269, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight-line basis. As of December 31, 2016, deferred financing costs related to the SPV Asset Facility were $900,020, and are included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the Revolving Credit Facility and the SPV Asset Facility for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015 were as follows:

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015
Borrowing interest expense	$1,915,615	$395,793
Facility fees	182,240	34,249
Amortization of financing costs	608,973	217,301

Total	$2,706,828	$647,343

Weighted average interest rate	2.45%	1.86%
Average outstanding balance	$78,294,459	$23,591,427

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2016 and 2015, the Company had unfunded commitments denominated in USD totaling $9,297,035 and $886,927, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £377,841 and £760,607 at December 31, 2016 and 2015, respectively.

Other Commitments and Contingencies

As of December 31, 2016, the Company had $372.7 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $246.7 million as of December 31, 2016.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the year ended December 31, 2016, the Advisor allocated to the Company $102,144 of equity offering costs and $73,015 of organization costs, of which $27,247 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2016. Since June 26, 2015 (Commencement) through December 31, 2016, the Advisor has allocated to the Company $286,002 of equity offering costs and $204,442 of organization costs.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $246.7 million and $130.1 million as of December 31, 2016 and 2015, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the year ended December 31, 2016 and for the period from June 26, 2015 (Commencement) through December 31, 2015:

	For the year ended December 31, 2016
Quarter Ended	Shares	Amount
December 31, 2016	352,627	$7,000,000
September 30, 2016	613,121	12,000,000
June 30, 2016	728,256	14,000,000
March 31, 2016	624,382	12,000,000

Total Capital Drawdowns	2,318,386	$45,000,000

	For the period from June 26, 2015 (Commencement) through December 31, 2015
Quarter Ended	Shares	Amount
December 31, 2015	605,418	$12,000,000
September 30, 2015	2,100,840	42,000,000
June 30, 2015	1,350,000	27,000,000

Total Capital Drawdowns	4,056,258	$81,000,000

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

At December 31, 2016 and 2015, CCG LP and its affiliates owned 4.47% and 4.74%, respectively, of the outstanding common shares of the Company.

For the year ended December 31, 2016, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2016	$1,130,001	$0.24
June 30, 2016	$1,164,992	$0.22
September 30, 2016	$1,543,640	$0.26
December 31, 2016	$2,400,000	$0.38

For the period from February 5, 2015 (Inception) through December 31, 2015 distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
June 30, 2015	$0	$0.00
September 30, 2015	$151,009	$0.04
December 31, 2015	924,998	$0.23

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260—Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2016 and 2015, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015
Net increase (decrease) in net assets resulting from operations	$11,768,693	$(2,155,042)
Weighted average common shares outstanding	5,191,589	1,636,134
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$2.27	$(1.32)

Note 10. Income Taxes

The tax character of shareholder distributions attributable to the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, were as follows:

	2016	2015
Ordinary Income (1)	$6,238,633	$1,076,007
Capital Gains	—	—

Total	$6,238,633	$1,076,007

(1)	For year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, 100% and 100%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of wash sales and organizational expenses, as follows:

	2016	2015
Undistributed net investment income	$68,766	$—
Other temporary differences	(118,284)	(159,569)
Post October loss deferrals	(16,464)	(16,582)
Capital loss carryover	(70,653)	(70,920)
Unrealized appreciation (depreciation)	2,435,646	(2,983,978)

Components of tax distributable earnings at year end	$2,299,011	$(3,231,049)

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

The Company makes certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

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

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gains and losses and paydown gains and losses as follows:

	2016	2015
Paid-in capital in excess of par value	$—	$—
Accumulated net realized gain (loss)	53,618	(8,580)
Distributions in excess of net investment income	(53,618)	8,580

Total	$—	$—

The tax cost of the Company’s investments as of December 31, 2016, approximates their amortized cost.

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$216,264,636

Gross unrealized appreciation	$2,754,130
Gross unrealized depreciation	(1,097,814)

Net unrealized investment appreciation	$1,656,316

As of December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$141,151,562

Gross unrealized appreciation	$748,070
Gross unrealized depreciation	(3,831,135)

Net unrealized investment depreciation	$(3,083,065)

For the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, the Company recognized no current or deferred income tax or benefit related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at December 31, 2016 or December 31, 2015.

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, relating to the common shares issued through December 31, 2016 pursuant to the Subscription Agreements:

	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015*
Per Share Data: (1)
Net asset value, beginning of period	$19.13	$20.00

Net investment income after tax	1.23	0.32
Net realized and unrealized gains (losses) on investments (2)	0.84	(0.87)

Net increase (decrease) in net assets resulting from operations	2.07	(0.55)

Distributions declared from net investment income (3)	(1.10)	(0.27)
Offering costs	(0.02)	(0.05)

Total increase (decrease) in net assets	0.95	(0.87)

Net asset value, end of period	$20.08	$19.13
Shares outstanding, end of period	6,376,850	4,056,316
Weighted average shares outstanding	5,191,589	2,855,996
Total return (4)	10.70%	(3.00	)%(5)

Ratio/Supplemental Data:
Net assets, end of period	$128,056,028	$77,586,238
Ratio of total expenses to average net assets	7.17%	7.65	%(6)
Ratio of net investment income to average net assets	6.14%	3.17	%(6)
Ratio of interest and credit facility expenses to average net assets	2.59%	2.12	%(7)
Ratio of incentive fees to average net assets	0.50%	—%
Portfolio turnover rate	34.36%	4.08	%(5)
Asset coverage ratio (8)	2.35	2.42

*	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.
(5)	Not annualized.
(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2016	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016	Quarter Ended March 31, 2016
Investment income	$5,018,071	$3,456,059	$2,903,519	$2,510,128
Total expenses	2,402,654	1,873,387	1,765,906	1,436,071

Net investment income before taxes	2,615,417	1,582,672	1,137,613	1,074,057
Income taxes	—	800	—	800

Net investment income after taxes	2,615,417	1,581,872	1,137,613	1,073,257

Net realized and unrealized gains	1,738,326	1,622,872	1,883,598	115,738

Net increase in net assets resulting from operations after tax	$4,353,743	$3,204,744	$3,021,211	$1,188,995

Net investment income per share (basic and diluted)	$0.43	$0.29	$0.23	$0.25

Net increase in net assets resulting from operations per share (basic and diluted)	$0.72	$0.58	$0.62	$0.28

Weighted average shares outstanding	6,085,231	5,510,123	4,881,504	4,276,179

Net asset value per share	20.08	19.77	19.49	19.15

	Quarter Ended December 31, 2015	Quarter Ended September 30, 2015	Quarter Ended June 30, 2015	For the period from February 5, 2015 (Inception) to March 31, 2015
Investment income	$2,147,351	$1,155,317	$—	$—
Total expenses	1,285,246	1,047,330	67,291	—

Net investment income (loss) before taxes	862,105	107,987	(67,291)	—
Income taxes	—	800	—	—

Net investment income (loss) after taxes	862,105	107,187	(67,291)	—

Net realized and unrealized gains (losses)	(2,455,117)	(590,899)	(11,027)	—

Net increase (decrease) in net assets resulting from operations after tax	$(1,593,012)	$(483,712)	$(78,318)	$—

Net investment income (loss) per share (basic and diluted)	$0.24	$0.05	$(4.25)	$—

Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$(0.44)	$(0.21)	$(4.95)	$—

Weighted average shares outstanding	3,589,082	2,263,409	15,824	—

Net asset value per share	19.13	19.74	19.90	—

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2016 and for the year ended December 31, 2016.

On February 8, 2017, the Company executed the first amendment to the loan and security agreement with Wells Fargo increasing the maximum facility amount under the SPV Asset Facility from $75 million to $125 million.

The Company issued common shares and received gross proceeds of approximately $15 million subsequent to December 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2.	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Revolving Credit Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Revolving Credit Agreement on Form 8-K filed on March 28, 2016).

24	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: March 24, 2017	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: March 24, 2017	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Mike L. Wilhelms, George P. Hawley, Joseph A. Hanlon and Jonathan R. Insull, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2016, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2017.

Signature	Title

/s/ Jason A. Breaux Jason A. Breaux	Chief Executive Officer

/s/ Mike L. Wilhelms Mike L. Wilhelms	Chief Financial Officer

/s/ George G. Strong, Jr. George G. Strong, Jr.	Director and Chairman of the Audit Committee

/s/ Steven F. Strandberg Steven F. Strandberg	Director

/s/ Michael S. Segal Michael S. Segal	Director