Form 10-Q
period 2017-03-31
Crescent Capital BDC, Inc.
filed 2017-05-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 12, 2017 was 7,613,414.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2017 (Unaudited)	As of December 31, 2016
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $261,049,134 and $216,239,598, respectively)	$264,390,588	$217,920,952
Cash and cash equivalents	7,366,123	4,990,157
Cash denominated in foreign currency (cost of $228,169 and $137,495, respectively)	223,374	129,168
Receivable for investments sold	1,551,940	993,726
Interest receivable	928,337	1,478,221
Prepaid expenses and other assets	25,778	52,753

Total assets	$274,486,140	$225,564,977

Liabilities
Debt (net of deferred financing costs of $1,272,842 and $979,874, respectively)	$125,641,087	$93,670,635
Distributions payable	1,994,047	1,750,000
Management fees payable - affiliate	604,227	521,866
Income incentive fee payable - affiliate	221,558	461,537
Due to Advisor - affiliate	58,386	27,247
Due to Administrator - affiliate	145,941	154,403
Professional fees payable	201,937	145,854
Directors’ fees payable	120,875	48,375
Interest and other debt financing costs payable	653,543	449,812
Accrued expenses and other liabilities	268,013	279,220

Total liabilities	$129,909,614	$97,508,949

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 7,121,596 and 6,376,850 shares issued and outstanding, respectively)	7,122	6,377
Paid-in capital in excess of par value	140,728,978	125,750,640
Accumulated net realized loss	(97,746)	(112,155)
Accumulated distributions in excess of net investment income	(122,724)	(49,518)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	4,060,896	2,460,684

Total Net Assets	$144,576,526	$128,056,028

Total Liabilities and Net Assets	$274,486,140	$225,564,977

Net asset value per share	$20.30	$20.08

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Investment Income:
Interest income from non-controlled and non-affiliated investments	$4,464,724	$2,510,128

Total investment income	4,464,724	2,510,128

Expenses:
Interest and other debt financing costs	1,045,432	454,093
Management fees (net of waiver of $303,960 and $200,556, respectively)	604,227	357,047
Income incentive fees	221,558	—
Directors’ fees	72,500	66,875
Professional fees	175,000	215,000
Organization expenses	24,338	19,471
Other general and administrative expenses	400,739	323,585

Total expenses	2,543,794	1,436,071

Net investment income before taxes	1,920,930	1,074,057

Income taxes	89	800

Net investment income after taxes	1,920,841	1,073,257

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	15,394	(461,027)
Net realized gain (loss) on foreign currency transactions	(985)	43,305
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	1,600,212	533,460

Net realized and unrealized gains (losses) on investments	1,614,621	115,738

Net increase in net assets resulting from operations	$3,535,462	$1,188,995

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.52	$0.28
Net investment income per share (basic and diluted):	$0.28	$0.25
Weighted average shares outstanding (basic and diluted):	6,741,198	4,276,179
Distributions declared per share:	$0.28	$0.24

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,920,841	$1,073,257
Net realized gain (loss) on investments and foreign currency transactions	14,409	(417,722)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	1,600,212	533,460

Net increase in net assets resulting from operations	3,535,462	1,188,995

Distributions to shareholders from:
Net investment income	(1,994,047)	(1,130,001)

Total distributions to shareholders	(1,994,047)	(1,130,001)

Capital transactions:
Issuance of common stock	15,000,000	12,000,000
Issuance of common stock pursuant to dividend reinvestment plan	13,131	7,024
Equity offering costs	(34,048)	(27,239)

Net increase in net assets resulting from capital transactions	14,979,083	11,979,785

Total increase in net assets	16,520,498	12,038,779
Net assets at beginning of period	128,056,028	77,586,238

Net assets at end of period	$144,576,526	$89,625,017

Accumulated distributions in excess of net investment income	$(122,724)	$(222,170)

Changes in Shares
Common stock, at beginning of period	6,376,850	4,056,316
Issuance of common stock	744,085	624,383
Issuance of common stock pursuant to dividend reinvestment plan	661	354

Common stock, at end of period	7,121,596	4,681,053

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,535,462	$1,188,995
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(57,765,496)	(22,463,629)
Paid-in-kind interest income	(3,853)	—
Proceeds from sales of investments and principal repayments	13,134,192	2,705,536
Net realized (gain) loss on investments	(15,394)	461,027
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(1,600,212)	(533,460)
Amortization of premium and accretion of discount, net	(158,985)	(47,201)
Amortization of deferred financing costs	172,769	114,723
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(558,214)	(2,819)
(Increase) decrease in interest receivable	549,884	(345,341)
(Increase) decrease in prepaid expenses and other assets	26,975	28,469
Increase (decrease) in payable for investments purchased	—	(6,011,625)
Increase (decrease) in management fees payable - affiliate	82,361	20,867
Increase (decrease) in income incentive fees payable - affiliate	(239,979)	—
Increase (decrease) in due to Advisor - affiliate	31,139	—
Increase (decrease) in due to Administrator - affiliate	(8,462)	(60,493)
Increase (decrease) in professional fees payable	56,083	(11,612)
Increase (decrease) in directors’ fees payable	72,500	(4,500)
Increase (decrease) in interest and credit facility fees and expenses payable	203,731	27,841
Increase (decrease) in accrued expenses and other liabilities	(11,207)	(44,926)

Net cash provided by (used for) operating activities	(42,496,706)	(24,978,148)

Cash flows from financing activities:
Issuance of common stock	15,000,000	12,000,000
Financing costs paid related to revolving credit facility	(465,737)	(1,197,707)
Distributions paid	(1,736,869)	(917,974)
Equity offering costs	(34,048)	(27,239)
Borrowings on revolving credit facility	50,200,000	13,500,000
Repayments on revolving credit facility	(18,000,000)	—

Net cash provided by (used for) financing activities	44,963,346	23,357,080

Effect of exchange rate changes on cash denominated in foreign currency	3,532	215
Net increase (decrease) in cash, cash equivalents and foreign currency	2,470,172	(1,620,853)
Cash, cash equivalents and foreign currency, beginning of period	5,119,325	4,767,556

Cash, cash equivalents and foreign currency, end of period	$7,589,497	$3,146,703

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$626,300	$302,797
Issuance of common stock pursuant to distribution reinvestment plan	$13,131	$7,024
Accrued but unpaid offering costs	$34,048	$27,239
Accrued but unpaid distributions	$1,994,047	$1,130,001

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
POC Investors, LLC	Senior Secured First Lien	L + 550	(2)	6.65%	10/2021	$3,100,000	$3,056,649	2.1%	$3,100,000
POC Investors, LLC(3)	Senior Secured First Lien	L + 550	(4)	6.50%	10/2021	100,000	93,074	0.1	100,000

						3,200,000	3,149,723	2.2	3,200,000

Capital Goods
Alion Science and Technology Corp.	Unsecured Debt			11.00%	08/2022	5,000,000	4,874,913	3.5	5,000,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375	(2)	4.90%	11/2020	833,655	820,502	0.6	837,215
Doosan Infracore International, Inc.(5)	Senior Secured First Lien	L + 350	(4)	4.50%	05/2021	596,620	599,420	0.4	604,823
MB Aerospace Holdings Inc.(5)	Senior Secured First Lien	L + 550	(2)	6.69%	12/2022	4,349,833	4,314,646	3.0	4,382,457
Midwest Industrial Rubber	Senior Secured First Lien	L + 550	(2)	6.65%	12/2021	4,089,750	4,022,209	2.8	4,089,750
Midwest Industrial Rubber(3)	Senior Secured First Lien	P + 450	(6)	8.50%	12/2021	85,000	78,035	0.1	85,000
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	10/2021	736,809	741,053	0.5	739,918
Silver II US Holdings, LLC(5)	Senior Secured First Lien	L + 300	(2)	4.15%	12/2019	830,597	814,754	0.5	782,493

						16,522,264	16,265,532	11.4	16,521,656

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375	(2)	4.79%	04/2022	982,500	991,667	0.7	992,944
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(7)	4.25%	07/2021	835,013	835,337	0.6	827,811
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(7)	7.50%	07/2022	500,000	502,762	0.3	487,750
Asurion, LLC	Senior Secured Second Lien	L + 750	(4)	8.50%	03/2021	275,000	279,167	0.2	278,850
Brickman Group, Ltd. LLC	Senior Secured Second Lien	L + 650	(4)	7.50%	12/2021	500,000	501,957	0.4	504,272
DFS Intermediate Holdings, LLC(3) (8)	Senior Secured First Lien				09/2018	—	(10,000)	—	(20,000)
DFS Intermediate Holdings, LLC(3)	Senior Secured First Lien	L + 525	(4)	6.25%	03/2022	300,000	260,021	0.2	280,000
DFS Intermediate Holdings, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	03/2022	7,350,000	7,203,069	5.0	7,276,500
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375	(2)	4.90%	06/2020	694,401	696,835	0.5	700,914
Hepaco, LLC(3)	Senior Secured First Lien	P + 400	(6)	8.00%	08/2021	208,333	202,799	0.2	208,333
Hepaco, LLC	Senior Secured First Lien	L + 500	(2)	6.00%	08/2022	2,935,250	2,901,740	2.0	2,935,250
Hepaco, LLC(3) (8)	Senior Secured First Lien				08/2022	—	(16,364)	—	—
Jordon Healthcare, Inc.	Senior Secured First Lien	L + 525	(2)	6.40%	07/2021	2,382,000	2,356,034	1.7	2,393,910
Jordon Healthcare, Inc.(3)	Senior Secured First Lien	L + 525	(2)	6.40%	08/2021	840,000	827,078	0.6	846,000
Jordon Healthcare, Inc.(3) (8)	Senior Secured First Lien				08/2021	—	(4,811)	—	2,250
MHS Acquisition Holdings, LLC	Senior Secured Second Lien	L + 875	(9)	9.86%	03/2026	6,250,456	6,063,725	4.3	6,250,456
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien	L + 873	(4)	9.73%	03/2026	285,326	218,489	0.2	285,326
MHS Acquisition Holdings, LLC(3)	Unsecured Debt			13.50%	03/2026	19,461	16,641	—	19,461
MHS Acquisition Holdings, LLC	Unsecured Debt			13.50%	03/2026	493,059	483,337	0.3	493,059

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
NS Intermediate Holdings, LLC	Senior Secured First Lien	L + 550	(4)	6.50%	09/2021	$2,870,642	$2,824,793	2.0%	$2,870,642
NS Intermediate Holdings, LLC(3) (8)	Senior Secured First Lien	L + 550	(10)	6.50%	09/2021	—	(3,939)	—	—
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(2)	4.40%	05/2020	983,052	981,434	0.7	985,820
Survey Sampling International, LLC	Senior Secured First Lien	L + 500	(2)	6.15%	12/2020	3,167,665	3,141,876	2.2	3,183,504
USAGM HoldCo, LLC	Senior Secured Second Lien			11.00%	07/2023	2,000,000	1,953,298	1.4	2,058,000
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850	(2)	9.54%	07/2023	10,000,000	9,659,846	7.0	10,150,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(4)	8.00%	09/2021	4,282,609	4,231,289	3.0	4,325,435
Valet Waste Holdings, Inc.(3)	Senior Secured First Lien	L + 700	(4)	8.00%	09/2021	326,087	319,774	0.2	331,522
Vencore, Inc.	Senior Secured First Lien	L + 475	(2)	5.90%	11/2019	485,834	486,275	0.3	491,300
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(2)	8.29%	05/2022	166,667	163,335	0.1	168,750
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien	L + 550	(4)	6.50%	01/2022	5,050,000	4,953,188	3.5	5,100,500
Xcentric Mold and Engineering Acquisition Company, LLC(3) (8)	Senior Secured First Lien				01/2022	—	(14,000)	—	7,000

						54,183,355	53,006,652	37.6	54,435,559

Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 663	(4)	7.44%	05/2021	3,000,000	2,947,667	2.1	3,060,000
Varsity Brands, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	12/2021	982,412	990,467	0.7	997,640

						3,982,412	3,938,134	2.8	4,057,640

Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650	(2)	7.54%	07/2020	5,000,000	4,964,501	3.4	4,875,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(2)	4.81%	11/2019	705,821	705,821	0.5	705,821
Oncourse Learning Corp.	Senior Secured First Lien	L + 650	(4)	7.50%	09/2021	10,423,875	10,282,055	7.2	10,423,875
Oncourse Learning Corp.(3)	Senior Secured First Lien	L + 650	(4)	7.50%	09/2021	240,000	231,943	0.2	240,000
SkillSoft Corporation	Senior Secured First Lien	L + 475	(4)	5.75%	04/2021	982,368	967,675	0.6	905,885
Teaching Company, LLC	Senior Secured First Lien			4.75%	02/2023	5,000,000	4,950,666	3.5	5,000,000
Wrench Group, LLC	Senior Secured First Lien	L + 525	(7)	6.27%	03/2022	3,811,111	3,762,663	2.6	3,811,111
Wrench Group, LLC(3)	Senior Secured First Lien	L + 625	(2)	7.28%	03/2022	66,666	53,043	—	66,667

						26,229,841	25,918,367	18.0	26,028,359

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(2)	6.51%	12/2022	2,962,500	2,912,271	2.1	2,981,016

Energy
Fairmount Santrol, Inc.(5)	Senior Secured First Lien	L + 350	(2)	4.65%	09/2019	334,331	322,981	0.2	328,203
Murray Energy Corporation	Senior Secured First Lien	L + 725	(2)	8.40%	04/2020	355,532	339,878	0.3	346,346

						689,863	662,859	0.5	674,549

Food & Staples Retailing
Good Source Solutions, Inc.	Senior Secured First Lien	L + 725	(2)	8.40%	07/2021	2,674,173	2,650,452	1.8	2,685,699

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
HLF Financing S.a r.l.(5)	Senior Secured First Lien	L + 550	(4)	6.48%	02/2023	$5,000,000	$4,901,427	3.5%	$5,011,450

						7,674,173	7,551,879	5.3	7,697,149

Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900	(4)	10.00%	02/2022	5,000,000	4,888,597	3.5	5,000,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(2)	5.40%	06/2021	740,625	734,832	0.5	743,402

						5,740,625	5,623,429	4.0	5,743,402

Health Care Equipment & Services
Alere, Inc.(5)	Senior Secured First Lien	L + 325	(4)	4.25%	06/2022	778,274	782,985	0.6	781,192
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 450	(2)	5.51%	05/2023	1,166,187	1,155,747	0.8	1,180,275
Beaver-Visitec International, Inc.(5)	Senior Secured First Lien	L + 500	(2)	6.15%	08/2023	7,462,500	7,392,794	5.2	7,462,500
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	5.32%	07/2021	368,078	370,571	0.2	344,843
Centauri Health Solutions, Inc.	Senior Secured First Lien	L + 550	(4)	6.50%	01/2022	8,300,000	8,138,770	5.8	8,420,682
Centauri Health Solutions, Inc.(3) (8)	Senior Secured First Lien				01/2022	—	(21,000)	—	15,267
ExamWorks Group, Inc.	Senior Secured Second Lien			10.50%	07/2024	5,000,000	4,858,333	3.5	5,100,000
Heartland Dental, LLC	Senior Secured First Lien	L + 450	(4)	5.50%	12/2018	982,412	985,994	0.7	989,780
NMSC Holdings, Inc.	Senior Secured Second Lien	L + 1000	(2)	11.15%	10/2023	4,307,480	4,149,748	3.0	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	4.65%	08/2021	4,044,027	3,960,273	2.8	4,090,796
Onex Carestream Finance LP(5)	Senior Secured First Lien	L + 400	(2)	5.15%	06/2019	417,135	417,486	0.3	403,996
Onex Carestream Finance LP(5)	Senior Secured Second Lien	L + 850	(2)	9.65%	12/2019	197,728	197,728	0.1	177,814
Professional Physical Therapy	Senior Secured First Lien	L + 600	(2)	7.15%	12/2022	7,481,250	7,409,374	5.2	7,499,953
PT Network, LLC(3) (8)	Senior Secured First Lien				11/2021	—	(1,868)	—	—
PT Network, LLC(3)	Senior Secured First Lien	L + 650	(2)	7.59%	11/2021	212,670	204,253	0.2	212,670
PT Network, LLC	Senior Secured First Lien	L + 650	(2)	7.55%	11/2021	2,294,250	2,272,602	1.6	2,294,250
Snow Companies, LLC	Senior Secured First Lien	L + 600	(4)	7.00%	01/2022	9,326,625	9,145,652	6.5	9,419,891
Zest Holdings LLC	Senior Secured First Lien	L + 475	(2)	5.90%	08/2020	4,950,000	4,914,334	3.4	4,925,250

						57,288,616	56,333,776	39.9	57,626,639

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(4)	6.00%	01/2021	1,736,721	1,720,803	1.2	1,728,038
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(4)	9.75%	01/2022	504,468	494,979	0.3	494,378

						2,241,189	2,215,782	1.5	2,222,416

Insurance
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600	(4)	7.00%	03/2023	2,970,000	2,917,714	2.1	2,999,700
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(2)	6.79%	09/2022	459,633	452,296	0.3	461,931
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(2)	6.86%	10/2022	34,259	33,672	—	34,431
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(2)	10.29%	10/2023	2,408,451	2,363,485	1.6	2,372,324
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(2)	10.27%	10/2023	380,282	373,626	0.3	374,578

						6,252,625	6,140,793	4.3	6,242,964

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Materials
Berlin Packaging LLC	Senior Secured First Lien	L + 350	(4)	4.50%	10/2021	$977,313	$980,925	0.7%	$984,291
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(4)	4.50%	08/2021	967,308	970,531	0.7	978,191
IBC Capital Limited(5)	Senior Secured First Lien	L + 375	(2)	4.87%	09/2021	835,088	825,017	0.5	820,820
Royal Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	4.40%	06/2022	837,250	839,477	0.6	846,929
Tank Holding Corp.	Senior Secured First Lien	L + 425	(4)	5.25%	03/2022	914,607	921,696	0.6	918,036

						4,531,566	4,537,646	3.1	4,548,267

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(2)	4.29%	09/2021	975,253	976,036	0.6	917,753
Charter Communications Operating, LLC(5)	Senior Secured First Lien	L + 225	(4)	3.23%	01/2024	321,750	321,099	0.2	323,739
iHeartCommunications, Inc.(5)	Senior Secured First Lien	L + 675	(4)	7.73%	01/2019	738,673	711,729	0.5	636,529
Rentpath, Inc.(5)	Senior Secured First Lien	L + 525	(4)	6.25%	12/2021	982,412	990,050	0.7	969,719
Tribune Media Co.(5)	Senior Secured First Lien	L + 300	(4)	3.98%	12/2020	164,167	164,766	0.1	165,739

						3,182,255	3,163,680	2.1	3,013,479

Real Estate
DTZ U.S. Borrower, LLC(5)	Senior Secured Second Lien	L + 825	(2)	9.29%	11/2022	425,532	420,030	0.3	426,064

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(2)	5.04%	07/2022	927,706	932,028	0.5	689,981
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 325	(2)	4.29%	01/2023	165,000	162,296	0.1	155,960
Strategic Partners, Inc.	Senior Secured First Lien	L + 450	(4)	5.50%	06/2023	6,483,750	6,468,711	4.5	6,556,692

						7,576,456	7,563,035	5.1	7,402,633

Software & Services
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(2)	7.65%	12/2022	6,545,455	6,482,465	4.5	6,496,364
Ansira Partners, Inc.(3) (8)	Senior Secured First Lien				12/2022	—	(9,114)	—	(7,159)
Cision US, Inc.	Senior Secured First Lien	L + 600	(2)	7.15%	06/2023	4,962,502	4,781,523	3.5	4,996,842
Epicor Software Corporation	Senior Secured First Lien	L + 375	(4)	4.75%	06/2022	970,884	972,327	0.7	974,039
Informatica Corporation(5)	Senior Secured First Lien	L + 350	(2)	4.65%	08/2022	825,641	826,611	0.6	822,611
Magic Newco LLC(5)	Senior Secured First Lien	L + 400	(4)	5.00%	12/2018	982,027	983,947	0.7	987,419
Mediaocean LLC	Senior Secured First Lien	L + 425	(4)	5.25%	08/2022	6,507,014	6,449,624	4.5	6,585,651
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(2)	6.29%	06/2022	984,270	987,190	0.7	986,731
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	11/2023	5,239,700	5,189,412	3.6	5,187,303
SMS Systems Maintenance Services, Inc.	Senior Secured Second Lien	L + 850	(2)	9.75%	10/2024	4,703,478	4,552,533	3.2	4,703,478
SMS Systems Maintenance Services, Inc.	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,732,347	6.2	9,015,000
Transportation Insight, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	09/2019	1,843,966	1,829,006	1.3	1,843,966

						42,579,937	41,777,871	29.5	42,592,245

Technology Hardware & Equipment
Onvoy, LLC	Senior Secured Second Lien	L + 1050	(2)	11.65%	02/2025	2,635,052	2,510,732	1.8	2,635,052

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 725	(2)	8.40%	07/2020	$935,201	$938,550	0.6%	$836,224
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500	(2)	6.04%	11/2020	980,275	982,046	0.7	988,607

						1,915,476	1,920,596	1.3	1,824,831

Transportation
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(4)	4.00%	07/2022	782,412	784,246	0.6	784,611
Pilot Air Freight, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	10/2022	3,341,625	3,310,211	2.3	3,341,625

						4,124,037	4,094,457	2.9	4,126,236

Total Debt Investments United States						$253,937,774	$249,707,244	175.7%	$254,000,156

Equity Investments
Capital Goods
Alion Science and Technology Corp.(11)	Common Stock					535,714	535,714	0.4	510,378

Commercial & Professional Services
MHS Acquisition Holdings, LLC(11)	Common Stock					877	876,504	0.6	876,504
Universal Services Equity Investments(11)	Common Stock					1,000,000	1,000,000	0.7	1,000,000
USAGM HoldCo, LLC(11)	Common Stock					238,095	238,095	0.2	238,095

						1,238,972	2,114,599	1.5	2,114,599

Health Care Equipment & Services
ExamWorks Group, Inc.(11)	Common Stock					7,500	750,000	0.5	750,000

Insurance
Integro Equity(11)	Common Stock					4,225	422,535	0.3	412,768

Software & Services
SMS Systems Maintenance Services, Inc.(11)	Common Stock					1,142,789	1,144,521	0.8	1,142,789

Technology Hardware & Equipment
Onvoy, LLC(11)	Common Stock, Class A					3,649	364,948	0.2	364,948
Onvoy, LLC(11)	Common Stock, Class B					253,572	—	—	—

						257,221	364,948	0.2	364,948

Total Equity Investments United States						$3,186,421	$5,332,317	3.7%	$5,295,482

Total United States							$255,039,561	179.4%	$259,295,638

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(5)	Senior Secured First Lien	L + 575	(12)	5.75%	03/2023	€1,994,499	2,047,547	1.4	1,999,890

Total Debt Investments France						€1,994,499	$2,047,547	1.4%	$1,999,890

Total France							$2,047,547	1.4%	$1,999,890

United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd.(5)	Senior Secured First Lien	L + 650	(13)	7.04%	07/2022	£1,978,200	2,995,195	1.6	2,352,430
CB SDG , Ltd.(3) (5)	Senior Secured First Lien	L + 650	(13)	7.04%	07/2022	442,828	966,831	0.5	742,630

Total Debt Investments United Kingdom						£2,421,028	$3,962,026	2.1%	$3,095,060

Total United Kingdom							$3,962,026	2.1%	$3,095,060

Total Investments							$261,049,134	182.9%	$264,390,588

See accompanying notes.

CRESCENT CAPITAL BDC,INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
**	Percentage is based on net assets of $144,576,526 as of March 31, 2017.
(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2017 was 1.15%.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2017 was 0.98%.
(5)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(6)	The interest rate on these loans is subject to the U.S. Prime rate, which as of March 31, 2017 was 4.00%.
(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2017 was 1.03%.
(8)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(9)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of March 31, 2017 was 0.95%.
(10)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of March 31, 2017 was 1.80%.
(11)	Non-income producing security.
(12)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of March 31, 2017 was (0.33)%.
(13)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of March 31, 2017 was 0.49%.

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

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(4)	4.25%	05/2020	$985,474	$983,730	0.8%	$988,553
Survey Sampling International, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	12/2020	3,175,749	3,148,350	2.5	3,175,749
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850	(4)	9.50%	07/2023	10,000,000	9,650,208	8.0	10,200,000
USAGM HoldCo, LLC	Senior Secured Second Lien	11.00%			07/2023	2,000,000	1,952,052	1.6	2,060,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(4)	8.00%	09/2021	4,293,479	4,239,662	3.4	4,336,413
Valet Waste Holdings, Inc. (2)	Senior Secured First Lien				09/2021	326,087	319,427	0.2	331,522
Vencore, Inc.	Senior Secured First Lien	L + 475	(4)	5.75%	11/2019	487,121	487,601	0.4	493,364
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(4)	8.25%	05/2022	250,000	244,808	0.2	253,750
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425	(4)	5.25%	05/2021	984,810	987,734	0.8	997,125

						35,319,691	34,693,941	27.9	35,678,872

Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 670	(7)	7.32%	05/2021	3,000,000	2,944,942	2.3	3,000,000
Varsity Brands, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	12/2021	984,925	993,379	0.8	1,001,176

						3,984,925	3,938,321	3.1	4,001,176

Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650	(4)	7.50%	07/2020	5,000,000	4,962,140	3.8	4,875,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	11/2019	707,640	707,640	0.5	706,755
Oncourse Learning Corp.	Senior Secured First Lien	L + 650	(4)	7.50%	09/2021	10,450,000	10,301,281	8.2	10,450,000
Oncourse Learning Corp. (2)	Senior Secured First Lien				09/2021	240,000	231,528	0.2	240,000
Scientific Games International, Inc. (5)	Senior Secured First Lien	L + 500	(8)	6.00%	10/2021	983,690	986,750	0.8	997,491
SkillSoft Corporation	Senior Secured First Lien	L + 475	(9)	5.84%	04/2021	984,887	969,364	0.7	902,713
Wrench Group, LLC (2)(6)	Senior Secured First Lien				03/2022	—	(14,433)	—	—
Wrench Group, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	03/2022	3,840,278	3,789,365	3.0	3,840,278

						22,206,495	21,933,635	17.2	22,012,237

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(4)	6.50%	12/2022	2,970,000	2,917,848	2.3	2,993,211

Energy
Fairmount Santrol, Inc. (5)	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	335,198	322,749	0.2	326,749
Murray Energy Corporation	Senior Secured First Lien	L + 725	(4)	8.25%	04/2020	356,470	339,701	0.3	342,213

						691,668	662,450	0.5	668,962

Food & Staples Retailing
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	818,327	820,823	0.7	827,407
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750	(4)	8.50%	03/2020	248,809	250,649	0.2	252,281

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Good Source Solutions, Inc.	Senior Secured First Lien	L + 725	(4)	8.25%	07/2021	$2,699,449	$2,674,347	2.1%	$2,699,448

						3,766,585	3,745,819	3.0	3,779,136

Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900	(4)	10.00%	02/2022	5,000,000	4,884,333	3.8	4,850,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(4)	5.25%	06/2021	742,500	736,390	0.6	746,213

						5,742,500	5,620,723	4.4	5,596,213

Health Care Equipment & Services
Alere, Inc. (5)	Senior Secured First Lien	L + 325	(3)	4.25%	06/2022	780,254	785,178	0.6	781,339
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	P + 350	(10)	7.25%	05/2023	1,169,125	1,158,311	0.9	1,186,662
Beaver-Visitec International, Inc. (5)	Senior Secured First Lien	L + 500	(4)	6.00%	08/2023	7,481,250	7,409,181	5.8	7,481,250
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(4)	5.25%	07/2021	369,021	371,653	0.3	338,577
Epic Health Services, Inc.	Senior Secured First Lien	L + 475	(4)	5.75%	02/2021	171,445	169,798	0.1	171,445
Epic Health Services, Inc.	Senior Secured Second Lien	L + 825	(4)	10.25%	08/2021	928,125	910,225	0.7	928,125
ExamWorks Group, Inc.	Senior Secured Second Lien			10.50%	07/2024	5,000,000	4,855,211	3.9	5,000,000
Heartland Dental, LLC	Senior Secured First Lien	L + 450	(4)	5.50%	12/2018	984,925	989,007	0.8	987,692
NMSC Holdings, Inc.	Senior Secured Second Lien	L + 1000	(4)	11.00%	10/2023	4,307,480	4,145,844	3.4	4,350,555
NVA Holdings, Inc.	Senior Secured First Lien	L + 450	(4)	5.50%	08/2021	4,054,162	3,966,046	3.2	4,074,433
Onex Carestream Finance LP (5)	Senior Secured First Lien	L + 400	(4)	5.00%	06/2019	423,553	423,947	0.3	412,610
Onex Carestream Finance LP (5)	Senior Secured Second Lien	L + 850	(4)	9.50%	12/2019	197,728	197,728	0.1	163,126
Professional Physical Therapy	Senior Secured First Lien	L + 500	(4)	6.00%	12/2022	7,500,000	7,425,376	5.9	7,518,750
PT Network, LLC (2)(6)	Senior Secured First Lien				11/2021	—	(10,811)	—	—
PT Network, LLC	Senior Secured First Lien	L + 650	(4)	7.50%	11/2021	2,300,000	2,277,339	1.8	2,300,000
Zest Holdings LLC	Senior Secured First Lien	L + 475	(4)	5.75%	08/2020	4,962,500	4,924,402	3.9	4,937,687

						40,629,568	39,998,435	31.7	40,632,251

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(3)	6.00%	01/2021	1,741,127	1,724,253	1.3	1,732,421
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(3)	9.75%	01/2022	504,468	494,600	0.4	494,379

						2,245,595	2,218,853	1.7	2,226,800

Insurance
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 475	(3)	5.75%	04/2022	179,147	177,390	0.1	180,357
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600	(3)	7.00%	03/2023	2,977,500	2,923,345	2.4	2,999,831
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(4)	6.75%	09/2022	460,883	453,252	0.4	456,274
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(4)	6.75%	10/2022	34,259	33,650	—	33,917

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(4)	10.25%	10/2023	$380,282	$373,449	0.3%	$370,775
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(4)	10.25%	10/2023	2,408,451	2,362,284	1.8	2,348,240

						6,440,522	6,323,370	5.0	6,389,394

Materials
Berlin Packaging LLC	Senior Secured First Lien	L + 350	(3)	4.50%	10/2021	979,804	983,603	0.8	989,676
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(3)	4.50%	08/2021	967,618	971,009	0.8	975,600
IBC Capital Limited (5)	Senior Secured First Lien	L + 375	(9)	4.99%	09/2021	837,218	826,618	0.6	830,591
Ineos US Finance LLC (5)	Senior Secured First Lien	L + 325	(3)	4.25%	03/2022	492,477	493,470	0.4	499,365
Royal Holdings, Inc.	Senior Secured First Lien	L + 350	(4)	4.50%	06/2022	837,250	839,571	0.7	847,017
Tank Holding Corp.	Senior Secured First Lien	L + 425	(4)	5.25%	03/2022	932,584	940,133	0.7	924,811

						5,046,951	5,054,404	4.0	5,067,060

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(4)	4.25%	09/2021	985,370	986,201	0.7	963,510
iHeartCommunications, Inc. (5)	Senior Secured First Lien	L + 675	(7)	7.52%	01/2019	738,673	708,375	0.5	603,865
Rentpath, Inc. (5)	Senior Secured First Lien	L + 525	(3)	6.25%	12/2021	984,925	992,930	0.8	970,151
Tribune Media Co. (5)	Senior Secured First Lien	L + 300	(7)	3.77%	12/2020	492,500	494,408	0.4	497,272

						3,201,468	3,181,914	2.4	3,034,798

Pharmaceuticals, Biotechnology & Life Sciences
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	06/2021	837,121	828,864	0.6	832,638

Real Estate
Capital Automotive L.P. (5)	Senior Secured Second Lien	L + 500	(3)	6.00%	04/2020	500,000	507,232	0.4	507,915
DTZ U.S. Borrower, LLC (5)	Senior Secured Second Lien	L + 825	(4)	9.25%	11/2022	425,532	419,844	0.3	426,772

						925,532	927,076	0.7	934,687

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(3)	5.00%	07/2022	930,205	934,721	0.7	862,766
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350	(4)	4.50%	08/2021	984,887	991,511	0.8	998,429
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	01/2023	165,417	162,602	0.1	166,540
Strategic Partners, Inc.	Senior Secured First Lien	L + 525	(4)	6.25%	06/2023	6,483,750	6,468,222	5.1	6,548,587

						8,564,259	8,557,056	6.7	8,576,322

Software & Services
Ansira Partners, Inc. (2)(6)	Senior Secured First Lien				12/2022	—	(9,495)	—	(7,159)
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(4)	7.50%	12/2022	6,545,455	6,480,290	5.1	6,496,364
Cision US Inc.	Senior Secured First Lien	L + 600	(4)	7.00%	06/2023	4,975,000	4,787,830	3.9	4,940,797
Compuware Corporation	Senior Secured First Lien	L + 525	(4)	6.25%	12/2021	983,690	969,250	0.8	991,191

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Epicor Software Corporation	Senior Secured First Lien	L + 375	(3)	4.75%	06/2022	$970,883	$972,387	0.8%	$976,432
Informatica Corporation (5)	Senior Secured First Lien	L + 350	(4)	4.50%	08/2022	839,375	840,401	0.6	837,365
Magic Newco LLC (5)	Senior Secured First Lien	L + 400	(3)	5.00%	12/2018	984,595	986,788	0.8	995,366
Mediaocean LLC	Senior Secured First Lien	L + 475	(3)	5.75%	08/2022	6,523,509	6,463,692	5.1	6,564,281
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	06/2022	986,768	989,816	0.8	984,302
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	11/2023	4,120,000	4,079,195	3.2	4,078,800
Ministry Brands Intermediate, LLC (2)(6)	Senior Secured First Lien				11/2023	—	(11,300)	—	(11,300)
SMS Systems Maintenance Services, Inc.	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,726,344	7.0	9,015,000
Tibco Software Inc.	Senior Secured First Lien	L + 550	(3)	6.50%	12/2020	399,614	400,396	0.3	402,029
Transportation Insight, LLC	Senior Secured First Lien	L + 525	(3)	6.25%	09/2019	1,862,644	1,846,176	1.4	1,862,644

						38,206,533	37,521,770	29.8	38,126,112

Technology Hardware & Equipment
Riverbed Technology, Inc.	Senior Secured First Lien	L + 325	(3)	4.25%	04/2022	—	114	—	—

Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 725	(4)	8.25%	07/2020	948,068	951,686	0.7	853,261
Charter Communications Operating, LLC (5)	Senior Secured First Lien	L + 225	(7)	2.51%	01/2024	322,562	321,888	0.2	324,880
Level 3 Financing Inc. (5)	Senior Secured First Lien	L + 300	(4)	4.00%	01/2020	500,000	501,315	0.4	507,500
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500	(4)	6.00%	11/2020	982,787	984,672	0.8	985,347

						2,753,417	2,759,561	2.1	2,670,988

Transportation
Kenan Advantage Group, Inc. (2)	Senior Secured First Lien				01/2017	—	8	—	196
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(3)	4.00%	07/2022	778,569	780,484	0.6	782,221
Keurig Green Mountain, Inc. (5)	Senior Secured First Lien	L + 450	(7)	5.31%	03/2023	229,188	225,056	0.2	233,074
Pilot Air Freight, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	10/2022	3,350,000	3,317,358	2.6	3,350,000

						4,357,757	4,322,906	3.4	4,365,491

Utilities
Eastern Power, LLC	Senior Secured First Lien	L + 400	(4)	5.00%	10/2021	938,787	943,975	0.7	949,151

Total Debt Investments United States						$209,302,949	$206,307,450	163.1%	$208,878,346

Equity Investments
Capital Goods
Alion Science and Technology Corp. (11)	Common Stock					535,714	535,715	0.4	554,894

Commercial & Professional Services
Universal Services Equity Investments (11)	Common Stock					1,000,000	1,000,000	0.8	1,000,000
USAGM HoldCo, LLC (11)	Common Stock					238,095	238,095	0.2	238,095

						1,238,095	1,238,095	1.0	1,238,095

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Health Care Equipment & Services
ExamWorks Group, Inc. (11)	Common Stock					$7,500	$750,000	0.6%	$750,000

Insurance
Integro Equity (11)	Common Stock					4,226	422,535	0.3	415,645

Software & Services
SMS Systems Maintenance Services, Inc. (11)	Common Stock					985,000	985,000	0.8	985,000

Total Equity Investments United States						$2,770,535	$3,931,345	3.1%	$3,943,634

Total United States							$210,238,795	166.2%	$212,821,980

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc. (5)	Senior Secured First Lien	E + 575	(12)	5.75%	03/2023	€1,994,499	2,041,092	1.6	2,022,011

Total Debt Investments France						€1,994,499	$2,041,092	1.6%	$2,022,011

Total France							$2,041,092	1.6%	$2,022,011

United Kingdom
Debt Investments Software & Services
CB SDG , Ltd. (5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	£1,978,200	2,993,723	1.8	2,336,810
CB SDG , Ltd. (2)(5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	442,828	965,988	0.6	740,151

Total Debt Investments United Kingdom						£2,421,028	$3,959,711	2.4%	$3,076,961

Total United Kingdom							$3,959,711	2.4%	$3,076,961

Total Investments							$216,239,598	170.2%	$217,920,952

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
**	Percentage is based on net assets of $128,056,028 as of December 31, 2016.
(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(2)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(3)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(5)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(6)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(7)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(8)	The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(9)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR.

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

March 31, 2017 (Unaudited)

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

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ended December 31, 2017.

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These

See accompanying notes.

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

See accompanying notes.

When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the three months ended March 31, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of March 31, 2017 and December 31, 2016, there were $1,272,842 and $979,874, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

See accompanying notes.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017 and December 31, 2016, no loans had been placed on non-accrual status by the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

As of March 31, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current

See accompanying notes.

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

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. This standard will not have a material impact on the consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” As part of this guidance, ASU 2016-19 amends FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”) to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

See accompanying notes.

For the three months ended March 31, 2017 and 2016, the Company incurred administrative services expenses of $141,590 and $122,859, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $145,941 and $154,403, respectively, were payable at March 31, 2017 and December 31, 2016.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three months ended March 31, 2017 and 2016, the Company incurred expenses of $160,777 and $152,425, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $160,738 and $158,080, respectively, were payable at March 31, 2017 and December 31, 2016.

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

For the three months ended March 31, 2017 and 2016, the Company incurred management fees of $604,227 and $357,047, respectively, of which $604,227 and $521,866, respectively, were payable at March 31, 2017 and December 31, 2016.

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

For the three months ended March 31, 2017, the Company incurred income incentive fees of $221,558, of which $221,558 was payable at March 31, 2017. No income incentive fees were incurred during the three months ended March 31, 2016.

See accompanying notes.

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

No capital gains incentive fees were incurred for the three months ended March 31, 2017 and 2016.

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

Directors’ Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended March 31, 2017 and 2016, the Company recorded directors’ fees of $72,500 and $66,875, respectively, of which $120,875 and $48,375, respectively, were payable at March 31, 2017 and December 31, 2016.

See accompanying notes.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of March 31, 2017 and December 31, 2016, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at March 31, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$197,457,209	$198,793,014	$1,335,805
Senior Secured Second Lien	52,884,717	54,789,572	1,904,855
Unsecured Debt	5,374,891	5,512,520	137,629
Common Stock	5,332,317	5,295,482	(36,835)

Total Investments	$261,049,134	$264,390,588	$3,341,454

Investments at fair value consisted of the following at December 31, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$166,178,326	$166,531,949	$353,623
Senior Secured Second Lien	41,259,110	42,495,369	1,236,259
Unsecured Debt	4,870,817	4,950,000	79,183
Common Stock	3,931,345	3,943,634	12,289

Total Investments	$216,239,598	$217,920,952	$1,681,354

See accompanying notes.

The industry composition of investments at fair value at March 31, 2017 and December 31, 2016 is as follows:

Industry	Fair Value March 31, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
Automobiles & Components	$3,200,000	1.21%	$3,183,333	1.46%
Capital Goods	17,032,034	6.44	17,714,408	8.13
Commercial & Professional Services	56,550,158	21.39	36,916,967	16.94
Consumer Durables & Apparel	4,057,640	1.53	4,001,176	1.84
Consumer Services	26,028,359	9.85	22,012,237	10.10
Diversified Financials	2,981,016	1.13	2,993,211	1.37
Energy	674,549	0.26	668,962	0.31
Food & Staples Retailing	7,697,149	2.91	3,779,136	1.73
Food, Beverage & Tobacco	5,743,402	2.17	5,596,213	2.57
Health Care Equipment & Services	58,376,639	22.08	41,382,251	18.99
Household & Personal Products	2,222,416	0.84	2,226,800	1.02
Insurance	6,655,732	2.52	6,805,039	3.12
Materials	4,548,267	1.72	5,067,060	2.32
Media	3,013,479	1.14	3,034,798	1.39
Pharmaceuticals, Biotechnology & Life Sciences	—	—	832,638	0.38
Real Estate	426,064	0.16	934,687	0.43
Retailing	7,402,633	2.80	8,576,322	3.94
Software & Services	46,830,094	17.71	42,188,073	19.36
Technology Hardware & Equipment	4,999,890	1.89	2,022,011	0.93
Telecommunication Services	1,824,831	0.69	2,670,988	1.23
Transportation	4,126,236	1.56	4,365,491	2.00
Utilities	—	—	949,151	0.44

Total Investments	$264,390,588	100.00%	$217,920,952	100.00%

The geographic composition of investments at fair value at March 31, 2017 and December 31, 2016 is as follows:

Geographic Region	Fair Value March 31, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
United States	$259,295,638	98.07%	$212,821,980	97.66%
United Kingdom	3,095,060	1.17	3,076,961	1.41
France	1,999,890	0.76	2,022,011	0.93

Total Investments	$264,390,588	100.00%	$217,920,952	100.00%

See accompanying notes.

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2017:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$95,942,606	$102,850,408	$198,793,014
Unsecured Debt	—	—	5,512,520	5,512,520
Senior Secured Second Lien	—	15,434,780	39,354,792	54,789,572
Common Stock	—	—	5,295,482	5,295,482

Total Investments	$—	$111,377,386	$153,013,202	$264,390,588

The following table presents fair value measurements of investments as of December 31, 2016:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$101,132,842	$65,399,107	$166,531,949
Unsecured Debt	—	—	4,950,000	4,950,000
Senior Secured Second Lien	—	21,141,689	21,353,680	42,495,369
Common Stock	—	—	3,943,634	3,943,634

Total Investments	$—	$122,274,531	$95,646,421	$217,920,952

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2017, based off of the fair value hierarchy at March 31, 2017:

		Senior	Senior
	Common	Secured	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of December 31, 2016	$3,943,634	$65,399,107	$21,353,680	$4,950,000	$95,646,421
Amortized discounts/premiums	—	57,292	23,649	4,175	85,116
Paid in-kind interest	—	—	—	3,853	3,853
Net realized gain (loss)	—	5,727	17,282	—	23,009
Net change in unrealized appreciation (depreciation)	(49,125)	1,006,162	697,321	58,446	1,712,804
Purchases	1,400,973	37,392,855	13,340,985	496,046	52,630,859
Sales/return of capital/principal repayments/paydowns	—	(1,010,735)	(928,125)	—	(1,938,860)
Transfers in	—	—	4,850,000	—	4,850,000
Transfers out	—	—	—	—	—

Balance as of March 31, 2017	$5,295,482	$102,850,408	$39,354,792	$5,512,520	$153,013,202

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2017	$(49,125)	$1,120,066	$715,221	$58,446	$1,844,608

During the three months ended March 31, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

See accompanying notes.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of March 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$102,850,408	Discounted Cash Flows	Discount Rate	5.7% - 10.0% (6.8%)
Senior Secured Second Lien	$39,354,792	Discounted Cash Flows	Discount Rate	8.5% - 10.5% (10.1%)
Unsecured Debt	$5,512,520	Discounted Cash Flows	Discount Rate	11.0% - 13.5% (11.5%)
Common Stock	$5,295,482	Market Multiple	Comparable EBITDA Multiple	6.5x - 13.9x (11.0x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$65,399,107	Discounted Cash Flows	Discount Rate	5.7% - 9.9% (7.1%)
Senior Secured Second Lien	$21,353,680	Discounted Cash Flows	Discount Rate	9.8% - 10.5% (10.1%)
Unsecured Debt	$4,950,000	Discounted Cash Flows	Discount Rate	11.2%
Common Stock	$3,943,634	Market Multiple	Comparable EBITDA Multiple	10.5x - 13.4x (11.8x)

See accompanying notes.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2017 and December 31, 2016. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be    received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is    risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s revolving credit facility, as of March 31, 2017 and December 31, 2016, approximates its fair value as the revolving credit facility, issued at market terms, includes a variable interest rate, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount (4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$77,328,575	$47,671,425	$77,328,575
Revolving Credit Facility(3)(5)	50,000,000	50,309,591	455,538	49,585,354

Total Debt	$175,000,000	$127,638,166	$48,126,963	$126,913,929

	December 31, 2016
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount (4)	Available (1)	Value (2)
SPV Asset Facility	$75,000,000	$47,628,575	$27,371,425	$47,628,575
Revolving Credit Facility (3)(5)	50,000,000	47,809,591	2,998,009	47,021,934

Total Debt	$125,000,000	$95,438,166	$30,369,434	$94,650,509

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between the drawn amount and the carrying amount is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of March 31, 2017 and December 31, 2016, was $49,544,462 and $47,006,114, respectively.

See accompanying notes.

As of March 31, 2017 and December 31, 2016, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. As of March 31, 2017 and December 31, 2016, deferred financing costs related to the Revolving Credit Facility were $39,703 and $79,854, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 2017, the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million.

The maximum commitment amount under the SPV Asset Facility is $125 million, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the Borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (March 28, 2021) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight-line basis. As of March 31, 2017 and December 31, 2016, deferred financing costs related to the SPV Asset Facility were $1,233,139 and $900,020, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

See accompanying notes.

The summary information regarding the Revolving Credit Facility and the SPV Asset Facility for the three months ended March 31, 2017 and 2016 were as follows:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Borrowing interest expense	$820,652	$329,206
Facility fees	52,011	10,164
Amortization of financing costs	172,769	114,723

Total	$1,045,432	$454,093

Weighted average interest rate	2.98%	2.09%
Average outstanding balance	$111,612,497	$63,299,163

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2017 and December 31, 2016, the Company had unfunded commitments denominated in USD totaling $14,364,333 and $9,297,035, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £377,841 and £377,841 at March 31, 2017 and December 31, 2016, respectively.

Other Commitments and Contingencies

As of March 31, 2017, the Company had $379.5 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $238.5 million as of March 31, 2017.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three months ended March 31, 2017, the Advisor allocated to the Company $34,048 of equity offering costs and $24,338 of organization costs, of which $58,386 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2017. Since June 26, 2015 (Commencement) through March 31, 2017, the Advisor has allocated to the Company $320,050 of equity offering costs and $228,781 of organization costs.

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

See accompanying notes.

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $238.5 million and $246.7 million as of March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31, 2017
Quarter Ended	Shares	Amount
March 31, 2017	744,085	$15,000,000

Total Capital Drawdowns	744,085	$15,000,000

	For the three months ended
	March 31, 2016
Quarter Ended	Shares	Amount
March 31, 2016	624,382	$12,000,000

Total Capital Drawdowns	624,382	$12,000,000

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

At March 31, 2017 and December 31, 2016, CCG LP and its affiliates owned 4.01% and 4.47%, respectively, of the outstanding common shares of the Company.

For the three months ended March 31, 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2017	$1,994,047	$0.28

For the three months ended March 31, 2016, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2016	$1,130,001	$0.24

See accompanying notes.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2017 and December 31, 2016, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Net increase (decrease) in net assets resulting from operations	$3,535,462	$1,188,995
Weighted average common shares outstanding	6,741,198	4,276,179
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.52	$0.28

Note 10. Income Taxes

As of March 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$261,049,134

Gross unrealized appreciation	$5,090,928
Gross unrealized depreciation	(1,749,474)

Net unrealized investment appreciation	$3,341,454

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$216,264,636

Gross unrealized appreciation	$2,754,130
Gross unrealized depreciation	(1,097,814)

Net unrealized investment appreciation	$1,656,316

For the three months ended March 31, 2017, the Company recognized no current or deferred income tax or benefit related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at March 31, 2017 or December 31, 2016.

See accompanying notes.

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2017 and 2016, relating to the common shares issued through March 31, 2017 pursuant to the Subscription Agreements:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$19.13
Net investment income after tax	0.28	0.25
Net realized and unrealized gains (losses) on investments(2)	0.24	0.02

Net increase (decrease) in net assets resulting from operations	0.52	0.27

Distributions declared from net investment income(3)	(0.28)	(0.24)
Offering costs	(0.02)	(0.01)

Total increase (decrease) in net assets	0.22	0.02

Net asset value, end of period	$20.30	$19.15
Shares outstanding, end of period	7,121,596	4,681,053
Weighted average shares outstanding	6,741,198	4,276,179
Total return(4)(5)	10.09%	5.44%

Ratio/Supplemental Data:
Net assets, end of period	$144,576,526	$89,625,017
Ratio of total expenses to average net assets(6)	7.51%	6.84%
Ratio of net investment income to average net assets(6)	5.77%	5.24%
Ratio of interest and credit facility expenses to average net assets(5)	3.11%	2.18%
Ratio of incentive fees to average net assets(5)	0.66%	—%
Portfolio turnover rate(7)	5.36%	1.87%
Asset coverage ratio(8)	2.13	2.31

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.
(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)	Not annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017.

The Company issued common shares and received gross proceeds of approximately $10 million subsequent to March 31, 2017.

See accompanying notes.

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

See accompanying notes.

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

See accompanying notes.

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

As of March 31, 2017 and December 31, 2016, our portfolio at fair value was comprised of the following:

	March 31, 2017		December 31, 2016
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$191.3	68.5%	$156.9	68.9%
Unitranche	20.4	7.3	19.4	8.5
Senior secured second-lien	56.8	20.3	42.5	18.7
Subordinated	5.6	2.0	5.0	2.2
Equity	5.3	1.9	3.9	1.7

Total investments	$279.4	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $15.0 million and $9.8 million as of March 31, 2017 and December 31, 2016, respectively.

See accompanying notes.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$45.0	72.2%	$22.4	100.0%
Unitranche	—	—	—	—
Senior secured second-lien	15.3	24.6	—	—
Subordinated	0.6	1.0	—	—
Equity	1.4	2.2	—	—

Total investments	$62.3	100.0%	$22.4	100.0%

For the three months ended March 31, 2017, we had principal repayments of $8.2 million. For this period, we had sales of securities in eight portfolio companies aggregating approximately $4.9 million in net proceeds. For the three months ended March 31, 2017, we had a net portfolio increase of $44.8 million aggregate principal amount (amortized cost).

For the three months ended March 31, 2016, we had principal repayments of $1.5 million. For this period, we had sales of securities in seven portfolio companies aggregating approximately $1.3 million in net proceeds. For the three months ended March 31, 2016, we had a net portfolio increase of $19.3 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Weighted average total yield to maturity of debt and income producing securities (at fair value)	7.4%	7.3%
Weighted average total yield to maturity of debt and income producing securities (at cost)	7.8%	7.5%
Weighted average interest rate of debt and income producing securities	7.4%	7.2%
Percentage of debt bearing a floating rate	90.5%	90.8%
Percentage of debt bearing a fixed rate	9.5%	9.2%
Number of portfolio companies	88	95

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$276.2	100.0%	$226.1	100.0%
Non-accrual	—	—	—	—

Total assets	$276.2	100.0%	$226.1	100.0%

(1)	Includes unfunded commitments at cost of $15.1 million and $9.9 million as of March 31, 2017 and December 31, 2016, respectively.

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

See accompanying notes.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2017 and December 31, 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2017 (1)		December 31, 2016 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$—	—%	$—	—%
2	272.3	97.4	220.4	96.8
3	7.1	2.6	7.3	3.2
4	—	—	—	—
5	—	—	—	—

Total	$279.4	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $15.0 million and $9.8 million as of March 31, 2017 and December 31, 2016, respectively.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total investment income	$4,464,724	$2,510,128
Less: Net expenses	2,543,794	1,436,071

Net investment income before taxes	$1,920,930	$1,074,057
Income taxes	89	800

Net investment income	1,920,841	1,073,257

See accompanying notes.

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Net realized gain (loss) on investments (1)	14,409	(417,722)
Net unrealized appreciation (depreciation) on investments (1)	1,600,212	533,460

Net increase in net assets resulting from operations	$3,535,462	$1,188,995

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Interest from investments	$4,444,792	$2,509,261
Dividend Income	—	—
Other income	19,932	867

Total	$4,464,724	$2,510,128

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $2.5 million for the three months ended March 31, 2016 compared to $4.4 million for the three months ended March 31, 2017, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $152.8 million during the three months ended March 31, 2016 to $251.1 million during the three months ended March 31, 2017. We did not have dividend income for the three months ended March 31, 2017 and March 31, 2016. Other income primarily relates to the amortization of loan administration fees earned as the administration agent.

Expenses

	For the three months ended March 31, 2017	For the three months ended March 31 2016
Interest and credit facility expenses	$1,045,432	$454,093
Management fees	604,227	357,047
Income incentive fees	221,558	—
Directors’ fees	72,500	66,875
Professional fees	175,000	215,000
Organization expenses	24,338	19,471
Other general and administrative expenses	400,739	323,585

Total expenses	$2,543,794	$1,436,071

Interest and Credit Facility Expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015 and first drew on the SPV Asset Facility in April 2016. Interest and credit facility expenses increased from $0.5 million for the three months ended March 31, 2016 to $1.0 million for the three months ended March 31, 2017. This increase was primarily due to an increase in the weighted average debt outstanding from $63.3 million for the three months ended March 31, 2016 to $111.6 million for the three months ended March 31, 2017. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the three months ended March 31, 2017 and March 31, 2016 were 3.0% and 2.1%, respectively.

Management fees

Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any

See accompanying notes.

period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.4 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017 due to the increase in total assets, which increased from an average of $153.2 million for the three months ended March 31, 2016 to an average of $250.0 million for the three months ended March 31, 2017. Waived management fees for the three months ended March 31, 2017 and March 31, 2016 were approximately $0.3 million and $0.2 million, respectively. The Advisor will not be permitted to recoup any waived amounts at any time.

Income incentive fees

Income incentive fees increased from zero for three months ended March 31, 2016 to $0.2 million for the three months ended March 31, 2017 due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the three months ended March 31, 2017, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 10.3% compared to 0.0% for the three months ended March 31, 2016. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended March 31, 2016 and March 31, 2017, while other general and administrative expenses increased from $0.3 million for the three months ended March 31, 2016 to $0.4 million for the three months ended March 31, 2017. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three months ended March 31, 2017, we called $15.0 million and the Advisor allocated $0.0 million of organization costs to the Company, which was included in the Consolidated Statements of Operations.

For the three months ended March 31, 2017, the Advisor also allocated $0.0 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three months ended March 31, 2016, we called $12.0 million and the Advisor allocated $0.0 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the three months ended March 31, 2016, the Advisor also allocated $0.0 million of offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of March 31, 2017, we had no accrual for U.S. federal excise tax.

See accompanying notes.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended March 31, 2017 and March 31, 2016, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Realized losses on investments	$(5,964)	$(461,027)
Realized gains on investments	21,357	—
Realized gains on foreign currency transactions	917	44,241
Realized losses on foreign currency transactions	(1,901)	(936)

Net realized gains (losses)	$14,409	$(417,722)

Change in unrealized depreciation on investments	$(162,492)	$418,188
Change in unrealized appreciation on investments	1,822,592	60,157
Change in unrealized depreciation on foreign currency translation	(63,420)	—
Change in unrealized appreciation on foreign currency translation	3,532	55,115

Net unrealized appreciation (depreciation)	$1,600,212	$533,460

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended March 31, 2017 and March 31, 2016.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, we had $7.6 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $7.6 million combined with our uncalled capital commitments of $238.5 million, $0.4 million undrawn amount on our Revolving Credit Facility and $47.7 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At March 31, 2017, we had received capital commitments totaling $379.5 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered nine capital drawdown notices to our investors relating to the issuance of 7,118,730 of our common shares for an aggregate offering of $141.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of March 31, 2017, the Company received all amounts relating to the nine capital drawdown notices.

See accompanying notes.

During period ended March 31, 2017, we issued 661.47 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $13,131. For the three months ended March 31, 2016, we issued 354.36 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $7,024.

Debt

Debt consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$77.3	$47.7	$77.3
Revolving Credit Facility (3)(5)	50.0	50.3	0.4	49.6

Total Debt	$175.0	$127.6	$48.1	$126.9

	December 31, 2016
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$75.0	$47.6	$27.4	$47.6
Revolving Credit Facility (3)(5)	50.0	47.8	3.0	47.0

Total Debt	$125.0	$95.4	$30.4	$94.6

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between the drawn amount and the carrying amount is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of March 31, 2017 and December 31, 2016, was $49,544,462 and $47,006,114, respectively.

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

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to

See accompanying notes.

time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017 the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million.

The maximum commitment amount under the SPV Asset Facility is $125 million, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (March 28, 2021) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Borrowing interest expense	$820,652	$329,206
Unused facility fees	52,011	10,164
Amortization of upfront commitment fees	140,102	45,382
Amortization of deferred financing costs	32,667	69,341

Total interest and credit facility expenses	$1,045,432	$454,093

Weighted average interest rate	2.98%	2.09%
Weighted average outstanding balance	$111,612,497	$63,299,163

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2017 and December 31, 2016, our asset coverage ratio was 2.13 to 1 and 2.35 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

See accompanying notes.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the three months ended March 31, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three month period ended March 31, 2017, the Advisor allocated to the Company $34,048 of equity offering costs and $24,338 of organization costs, of which $58,386 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2017. For the three month period ended March 31, 2016, the Advisor has allocated to the Company $27,239 of equity offering costs and $19,471 of organization costs, of which $46,709 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2016.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017 and December 31, 2016, no loans had been placed on non-accrual status by the Company.

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

See accompanying notes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

As of March 31, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. This standard will not have a material impact on the consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” As part of this guidance, ASU 2016-19 amends FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”) to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company adopted this guidance during the quarter ended March 31, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

As of March 31, 2017, 90.5% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$7.5	$3.8	$3.7
Up 200 basis points	$5.0	$2.5	$2.4
Up 100 basis points	$2.5	$1.3	$1.2
Down 25 basis points	$(0.4)	$(0.3)	$(0.1)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments

See accompanying notes.

we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2017, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

See accompanying notes.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended March 31, 2017:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	$—	—	—	$4,362,861
February 2017	—	—	—	4,362,861
March 2017	—	—	—	4,362,861

Total	$—	—	—	$4,362,861

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

See accompanying notes.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Revolving Credit Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Revolving Credit Agreement on Form 8-K filed on March 28, 2016).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

See accompanying notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: May 12, 2017	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 12, 2017	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer

See accompanying notes.