Form 10-Q
period 2017-06-30
Crescent Capital BDC, Inc.
filed 2017-08-11
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 11, 2017 was 7,613,414.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of June 30, 2017 (Unaudited) and December 31, 2016	2
	Consolidated Statements of Operations for the three months ended June 30, 2017 and June 30, 2016 (Unaudited), and for the six months ended June 30, 2017 and June 30, 2016 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2017 and June 30, 2016 (Unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 (Unaudited)	5
	Consolidated Schedule of Investments as of June 30, 2017 (Unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2016	12
	Notes to Consolidated Financial Statements (Unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54
PART II.	OTHER INFORMATION	54
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	[Reserved]	55
Item 5.	Other Information	55
Item 6.	Exhibits	56

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

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2017 (Unaudited)	As of December 31, 2016
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $283,125,960 and $216,239,598, respectively)	$287,680,063	$217,920,952
Cash and cash equivalents	7,106,757	4,990,157
Cash denominated in foreign currency (cost of $250,122 and $137,495, respectively)	257,368	129,168
Receivable for investments sold	671,774	993,726
Interest receivable	1,030,118	1,478,221
Due from Advisor - affiliate	22,531	—
Prepaid expenses and other assets	153,514	52,753

Total assets	$296,922,125	$225,564,977

Liabilities
Debt (net of deferred financing costs of $1,254,841 and $979,874, respectively)	$136,507,077	$93,670,635
Distributions payable	2,169,823	1,750,000
Management fees payable - affiliate	668,293	521,866
Income incentive fee payable - affiliate	392,978	461,537
Due to Advisor - affiliate	—	27,247
Due to Administrator - affiliate	169,007	154,403
Professional fees payable	268,037	145,854
Directors’ fees payable	127,625	48,375
Interest and other debt financing costs payable	765,588	449,812
Accrued expenses and other liabilities	475,795	279,220

Total liabilities	$141,544,223	$97,508,949

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 7,613,414 and 6,376,850 shares issued and outstanding, respectively)	7,613	6,377
Paid-in capital in excess of par value	150,728,294	125,750,640
Accumulated net realized loss	(376,082)	(112,155)
Accumulated distributions in excess of net investment income	(19,520)	(49,518)
Net unrealized appreciation (depreciation) on investments and foreign currency translation	5,037,597	2,460,684

Total Net Assets	$155,377,902	$128,056,028

Total Liabilities and Net Assets	$296,922,125	$225,564,977

Net asset value per share	$20.41	$20.08

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income from non-controlled and non-affiliated investments	$5,291,948	$2,903,519	$9,756,672	$5,413,647

Total investment income	5,291,948	2,903,519	9,756,672	5,413,647

Expenses:
Interest and other debt financing costs	1,290,790	704,003	2,336,222	1,158,096
Management fees (net of waiver of $379,136, $248,005, $683,096 and $448,561, respectively)	668,292	390,041	1,272,519	747,088
Income incentive fees	392,977	—	614,535	—
Directors’ fees	72,500	83,042	145,000	149,917
Professional fees	176,566	171,273	351,566	386,273
Organization expenses	16,226	22,716	40,564	42,187
Other general and administrative expenses	399,970	394,831	800,709	718,416

Total expenses	3,017,321	1,765,906	5,561,115	3,201,977

Net investment income before taxes	2,274,627	1,137,613	4,195,557	2,211,670

Income taxes	1,600	—	1,689	800

Net investment income after taxes	2,273,027	1,137,613	4,193,868	2,210,870

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(277,325)	17,162	(261,931)	(443,865)
Net realized gain (loss) on foreign currency transactions	(1,011)	(2,345)	(1,996)	40,960
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	976,701	1,868,781	2,576,913	2,402,241

Net realized and unrealized gains (losses) on investments	698,365	1,883,598	2,312,986	1,999,336

Net increase in net assets resulting from operations	$2,971,392	$3,021,211	$6,506,854	$4,210,206

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.40	$0.62	$0.92	$0.92
Net investment income per share (basic and diluted):	$0.31	$0.23	$0.59	$0.48
Weighted average shares outstanding (basic and diluted):	7,446,092	4,881,504	7,095,592	4,578,842
Distributions declared per share:	$0.29	$0.22	$0.57	$0.46

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$4,193,868	$2,210,870
Net realized loss on investments and foreign currency transactions	(263,927)	(402,905)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	2,576,913	2,402,241

Net increase in net assets resulting from operations	6,506,854	4,210,206

Distributions to shareholders from:
Net investment income	(4,163,870)	(2,294,993)

Total distributions to shareholders	(4,163,870)	(2,294,993)

Capital transactions:
Issuance of common stock	25,000,000	26,000,000
Issuance of common stock pursuant to dividend reinvestment plan	35,636	15,687
Equity offering costs	(56,746)	(59,017)

Net increase in net assets resulting from capital transactions	24,978,890	25,956,670

Total increase in net assets	27,321,874	27,871,883
Net assets at beginning of period	128,056,028	77,586,238

Net assets at end of period	$155,377,902	$105,458,121

Accumulated distributions in excess of net investment income	$(19,520)	$(249,549)

Changes in Shares
Common stock, at beginning of period	6,376,850	4,056,316
Issuance of common stock	1,234,786	1,352,639
Issuance of common stock pursuant to dividend reinvestment plan	1,778	805

Common stock, at end of period	7,613,414	5,409,760

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,506,854	$4,210,206

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(90,236,677)	(45,750,919)
Paid-in-kind interest income	(20,698)	—
Proceeds from sales of investments and principal repayments	23,457,767	11,317,104
Net realized (gain) loss on investments	261,931	443,865
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(2,576,913)	(2,402,241)
Amortization of premium and accretion of discount, net	(348,685)	(106,874)
Amortization of deferred financing costs	368,746	323,506
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	321,952	(1,936,186)
(Increase) decrease in interest receivable	448,103	(462,516)
(Increase) decrease in due from Advisor - affiliate	(22,531)	—
(Increase) decrease in prepaid expenses and other assets	(100,761)	(52,532)
Increase (decrease) in payable for investments purchased	—	(4,489,310)
Increase (decrease) in management fees payable - affiliate	146,427	53,862
Increase (decrease) in income incentive fees payable - affiliate	(68,559)	—
Increase (decrease) in due to Advisor - affiliate	(27,247)	(41,562)
Increase (decrease) in due to Administrator - affiliate	14,604	(58,179)
Increase (decrease) in professional fees payable	122,183	31,373
Increase (decrease) in directors’ fees payable	79,250	7,667
Increase (decrease) in interest and credit facility fees and expenses payable	315,776	179,249
Increase (decrease) in accrued expenses and other liabilities	196,575	(154,095)

Net cash provided by (used for) operating activities	(61,161,903)	(38,887,582)

Cash flows from financing activities:
Issuance of common stock	25,000,000	26,000,000
Financing costs paid related to revolving credit facility	(643,713)	(1,365,536)
Distributions paid	(3,708,411)	(2,039,312)
Equity offering costs	(56,746)	(59,017)
Borrowings on revolving credit facility	76,000,000	52,462,689
Repayments on revolving credit facility	(33,200,000)	(35,450,000)

Net cash provided by (used for) financing activities	63,391,130	39,548,824

Effect of exchange rate changes on cash denominated in foreign currency	15,573	(2,006)
Net increase (decrease) in cash, cash equivalents and foreign currency	2,244,800	659,236
Cash, cash equivalents and foreign currency, beginning of period	5,119,325	4,767,556

Cash, cash equivalents and foreign currency, end of period	$7,364,125	$5,426,792

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,557,235	$640,612
Issuance of common stock pursuant to distribution reinvestment plan	$35,636	$15,687
Accrued but unpaid offering costs	$22,698	$31,778
Accrued but unpaid distributions	$2,169,823	$1,164,992

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets**	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC	Senior Secured Second Lien	L + 850	(2)	9.82%	05/2025	$9,072,563	$8,758,746	5.9%	$9,072,562
POC Investors, LLC	Senior Secured First Lien	L + 550	(2)	6.66%	10/2021	4,680,500	4,616,543	3.0	4,680,500
POC Investors, LLC(3)	Senior Secured First Lien	L + 550	(4)	6.73%	10/2021	208,333	198,213	0.1	208,333

						13,961,396	13,573,502	9.0	13,961,395

Capital Goods
Accudyne Industries, LLC(5)	Senior Secured First Lien	L + 300	(4)	4.23%	12/2019	532,207	523,209	0.4	528,921
Alion Science and Technology Corp.	Unsecured Debt			11.00%	08/2022	5,000,000	4,879,220	3.2	5,000,000
MB Aerospace Holdings Inc.(5)	Senior Secured First Lien	L + 550	(2)	6.81%	12/2022	4,338,821	4,305,014	2.8	4,365,938
Midwest Industrial Rubber(3) (6)	Senior Secured First Lien				12/2021	—	(6,610)	—	—
Midwest Industrial Rubber	Senior Secured First Lien	L + 550	(2)	6.80%	12/2021	4,079,500	4,015,241	2.6	4,079,500
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(4)	4.98%	10/2021	734,925	738,947	0.5	741,047

						14,685,453	14,455,021	9.5	14,715,406

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375	(2)	4.92%	04/2022	980,000	988,741	0.6	991,946
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(2)	4.55%	07/2021	832,871	833,178	0.5	801,643
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(2)	7.80%	07/2022	500,000	502,654	0.3	481,875
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(4)	5.96%	05/2024	5,375,000	5,348,385	3.5	5,469,062
Asurion, LLC	Senior Secured Second Lien	L + 750	(4)	8.73%	03/2021	275,000	278,938	0.2	277,005
Brickman Group, Ltd. LLC	Senior Secured Second Lien	L + 650	(4)	7.71%	12/2021	234,043	234,918	0.2	234,745
DFS Intermediate Holdings, LLC(3)	Senior Secured First Lien	L + 525	(4)	6.47%	09/2018	410,604	377,319	0.3	410,604
DFS Intermediate Holdings, LLC(3)	Senior Secured First Lien	L + 525	(4)	6.47%	03/2022	365,000	327,015	0.2	365,000
DFS Intermediate Holdings, LLC	Senior Secured First Lien	L + 525	(4)	6.30%	03/2022	7,331,625	7,191,316	4.7	7,331,625
Hepaco, LLC(3)	Senior Secured First Lien	P + 400	(7)	8.25%	08/2021	208,333	203,092	0.1	208,333
Hepaco, LLC(3) (6)	Senior Secured First Lien				08/2022	—	(15,503)	—	—
Hepaco, LLC	Senior Secured First Lien	L + 500	(4)	6.22%	08/2022	2,927,875	2,895,786	1.9	2,927,875
Jordan Healthcare, Inc.	Senior Secured First Lien	L + 525	(2)	6.55%	07/2021	2,376,000	2,351,442	1.5	2,387,880
Jordan Healthcare, Inc.(3) (6)	Senior Secured First Lien				08/2021	—	(4,516)	—	2,250
Jordan Healthcare, Inc.(3)	Senior Secured First Lien	L + 525	(2)	6.55%	08/2021	837,900	825,691	0.6	843,889
MHS Acquisition Holdings, LLC	Senior Secured Second Lien	L + 875	(2)	10.05%	03/2026	6,250,456	6,066,998	4.0	6,250,456
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien	L + 875	(2)	10.05%	03/2026	494,431	429,280	0.3	494,431
MHS Acquisition Holdings, LLC	Unsecured Debt			13.50%	03/2026	509,885	500,305	0.3	509,885
MHS Acquisition Holdings, LLC(3)	Unsecured Debt			13.50%	03/2026	35,545	32,793	—	35,545
NS Intermediate Holdings, LLC(3) (6)	Senior Secured First Lien				09/2021	—	(3,726)	—	—
NS Intermediate Holdings, LLC	Senior Secured First Lien	L + 550	(4)	6.73%	09/2021	2,705,505	2,664,361	1.8	2,705,505

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets**	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(2)	4.55%	05/2020	$980,513	$979,022	0.6%	$974,998
SavATree, LLC(3) (6)	Senior Secured First Lien				05/2022	—	(7,000)	—	(3,500)
SavATree, LLC(3) (6)	Senior Secured First Lien				06/2022	—	(11,000)	—	(5,500)
SavATree, LLC	Senior Secured First Lien	L + 525	(2)	6.55%	06/2022	2,850,000	2,793,774	1.8	2,821,500
Survey Sampling International, LLC	Senior Secured First Lien	L + 500	(2)	6.30%	12/2020	3,159,582	3,135,439	2.1	3,167,481
TecoStar Holdings Inc.	Senior Secured Second Lien	L + 850	(2)	9.67%	11/2024	5,000,000	4,876,922	3.2	5,000,000
USAGM HoldCo, LLC	Senior Secured Second Lien			11.00%	07/2023	2,000,000	1,954,584	1.4	2,100,000
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850	(2)	9.67%	07/2023	10,000,000	9,669,822	6.5	10,158,300
Valet Waste Holdings, Inc.(3)	Senior Secured First Lien	L + 700	(4)	8.23%	09/2021	326,087	320,125	0.2	331,522
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(4)	8.23%	09/2021	4,271,739	4,222,947	2.8	4,314,456
Vencore, Inc.	Senior Secured First Lien	L + 475	(2)	6.05%	11/2019	484,547	484,947	0.3	488,382
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(4)	8.48%	05/2022	166,667	163,468	0.1	168,854
Xcentric Mold and Engineering Acquisition Company, LLC(3) (6)	Senior Secured First Lien				01/2022	—	(14,000)	—	7,000
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien	L + 550	(2)	6.58%	01/2022	5,037,375	4,945,124	3.3	5,087,749

						66,926,583	65,542,641	43.3	67,340,796

Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 657	(4) (8)	7.65%	05/2021	3,000,000	2,950,434	2.0	3,030,000

Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650	(2) (8)	7.67%	07/2020	5,000,000	4,966,927	3.1	4,875,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(2)	4.97%	11/2019	704,001	704,001	0.5	704,441
Oncourse Learning Corp.(3)	Senior Secured First Lien	L + 650	(2)	7.79%	09/2021	240,000	232,359	0.2	240,000
Oncourse Learning Corp.	Senior Secured First Lien	L + 650	(4)	7.65%	09/2021	10,996,250	10,852,691	7.1	10,996,250
SkillSoft Corporation	Senior Secured First Lien	L + 475	(4)	5.98%	04/2021	969,713	956,027	0.6	918,977
Teaching Company, LLC	Senior Secured First Lien	L + 475	(2)	6.05%	02/2023	4,987,500	4,940,100	3.2	4,987,500
Wrench Group, LLC(3) (6)	Senior Secured First Lien				03/2022	—	(12,923)	—	—
Wrench Group, LLC	Senior Secured First Lien	L + 525	(2)	6.55%	03/2022	3,781,945	3,735,959	2.4	3,781,945

						26,679,409	26,375,141	17.1	26,504,113

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(2)	6.66%	12/2022	2,949,457	2,901,275	1.9	2,966,652

Energy
Fairmount Santrol, Inc.(5)	Senior Secured First Lien	L + 350	(2)	4.80%	09/2019	313,493	303,871	0.2	296,800
Murray Energy Corporation	Senior Secured First Lien	L + 725	(2)	8.55%	04/2020	353,466	339,030	0.2	346,543

						666,959	642,901	0.4	643,343

Food & Staples Retailing
Good Source Solutions, Inc.	Senior Secured First Lien	L + 7.25	(2)	8.55%	07/2021	2,648,897	2,626,566	1.7	2,668,690

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets**	Fair Value
HLF Financing S.a r.l.(5)	Senior Secured First Lien	L + 550	(4)	6.73%	02/2023	$4,906,250	$4,813,169	3.2%	$4,967,578

						7,555,147	7,439,735	4.9	7,636,268

Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900	(4)	10.23%	02/2022	5,000,000	4,893,122	3.2	5,050,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(2)	5.55%	06/2021	738,750	733,279	0.5	738,750

						5,738,750	5,626,401	3.7	5,788,750

Health Care Equipment & Services
Alere, Inc.(5)	Senior Secured First Lien	L + 325	(4)	4.48%	06/2022	776,293	780,790	0.5	779,069
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 450	(2)	5.65%	05/2023	1,163,250	1,153,200	0.8	1,175,848
Beaver-Visitec International, Inc.(5)	Senior Secured First Lien	L + 500	(2)	6.30%	08/2023	7,443,750	7,376,480	4.8	7,443,750
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	5.32%	07/2021	367,134	369,488	0.2	292,134
Centauri Health Solutions, Inc.	Senior Secured First Lien	L + 550	(4)	6.56%	01/2022	8,279,250	8,125,528	5.4	8,444,835
Centauri Health Solutions, Inc.(3)	Senior Secured First Lien	L + 550	(4)	6.56%	01/2022	459,375	440,112	0.3	480,375
ExamWorks Group, Inc.	Senior Secured Second Lien			10.50%	07/2024	5,000,000	4,861,554	3.3	5,131,793
NMSC Holdings, Inc.	Senior Secured Second Lien	L + 1000	(2)	11.30%	10/2023	4,307,480	4,153,885	2.8	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	4.80%	08/2021	4,033,891	3,954,687	2.6	4,061,624
Onex Carestream Finance LP(5)	Senior Secured First Lien	L + 400	(9)	5.25%	06/2019	410,718	411,025	0.3	409,007
Onex Carestream Finance LP(5)	Senior Secured Second Lien	L + 850	(2)	9.80%	12/2019	197,728	197,728	0.1	194,104
Professional Physical Therapy	Senior Secured First Lien	L + 600	(2)	7.30%	12/2022	7,462,500	7,393,390	4.8	7,481,156
PT Network, LLC(3) (6)	Senior Secured First Lien				11/2021	—	(1,770)	—	—
PT Network, LLC(3)	Senior Secured First Lien	L + 650	(2)	7.59%	11/2021	212,670	204,678	0.1	212,670
PT Network, LLC	Senior Secured First Lien	L + 650	(9)	7.70%	11/2021	2,288,500	2,267,884	1.5	2,288,500
Snow Companies, LLC	Senior Secured First Lien	L + 600	(4)	7.23%	01/2022	9,303,250	9,130,615	6.0	9,396,282
Zest Holdings LLC	Senior Secured First Lien	L + 425	(4)	5.48%	08/2023	4,937,625	4,903,463	3.2	4,991,124

						56,643,414	55,722,737	36.7	57,089,751

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(4)	6.23%	01/2021	1,732,312	1,717,369	1.1	1,732,312
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(4)	9.98%	01/2022	504,468	495,371	0.3	499,423

						2,236,780	2,212,740	1.4	2,231,735

Insurance
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 500	(4)	6.23%	03/2023	2,970,000	2,919,538	1.9	3,003,412
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(2)	6.92%	09/2022	458,383	451,343	0.3	459,529
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(2)	6.99%	10/2022	34,259	33,694	—	34,345
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(2)	10.41%	10/2023	380,282	374,104	0.3	374,578
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(2)	10.42%	10/2023	2,408,451	2,364,716	1.5	2,372,324

						6,251,375	6,143,395	4.0	6,244,188

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(4)	4.73%	08/2021	966,999	970,051	0.6	975,610

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets**	Fair Value
IBC Capital Limited(5)	Senior Secured First Lien	L + 375	(2)	4.98%	09/2021	$832,958	$823,423	0.5%	$821,850
Royal Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	4.55%	06/2022	835,157	837,279	0.6	842,728
Tank Holding Corp.	Senior Secured First Lien	L + 425	(2)	5.55%	03/2022	883,146	889,687	0.6	887,010

						3,518,260	3,520,440	2.3	3,527,198

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(4)	4.48%	09/2021	975,253	975,996	0.6	877,728
Charter Communications Operating, LLC(5)	Senior Secured First Lien	L + 225	(4)	3.48%	01/2024	320,937	320,311	0.2	322,408
iHeartCommunications, Inc.(5)	Senior Secured First Lien	L + 675	(4)	7.98%	01/2019	738,673	715,210	0.4	605,882
Rentpath, Inc.(5)	Senior Secured First Lien	L + 525	(4)	6.48%	12/2021	979,900	987,166	0.6	979,086
Tribune Media Co.(5)	Senior Secured First Lien	L + 300	(4)	4.23%	12/2020	164,167	164,728	0.1	164,988
Vivid Seats Ltd.	Senior Secured Second Lien	L + 975	(10)	10.75%	06/2025	2,500,000	2,354,054	1.5	2,354,054

						5,678,930	5,517,465	3.4	5,304,146

Real Estate
DTZ U.S. Borrower, LLC(5)	Senior Secured Second Lien	L + 825	(2)	9.42%	11/2022	425,532	420,220	0.3	426,596

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(2)	5.17%	07/2022	925,205	929,333	0.5	721,660
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 300	(2)	4.17%	01/2023	164,583	161,990	0.1	149,113
Strategic Partners, Inc.	Senior Secured First Lien	L + 450	(4)	5.73%	06/2023	6,467,541	6,452,916	4.2	6,548,385

						7,557,329	7,544,239	4.8	7,419,158

Software & Services
Ansira Partners, Inc.(3) (6)	Senior Secured First Lien				12/2022	—	(8,729)	—	(7,159)
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(2)	7.80%	12/2022	6,512,727	6,452,272	4.2	6,463,882
Cision US, Inc.	Senior Secured First Lien	L + 600	(4)	7.23%	06/2023	4,950,003	4,775,371	3.2	4,985,891
Epicor Software Corporation	Senior Secured First Lien	L + 375	(4)	4.98%	06/2022	970,884	972,265	0.6	971,947
Informatica Corporation(5)	Senior Secured First Lien	L + 350	(2)	4.80%	08/2022	823,537	824,463	0.5	824,125
Mediaocean LLC	Senior Secured First Lien	L + 425	(4)	5.48%	08/2022	6,490,518	6,435,599	4.2	6,522,971
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(2)	6.42%	06/2022	981,772	984,564	0.6	986,681
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(4)	6.23%	11/2023	5,226,575	5,178,018	3.4	5,226,575
SMS Systems Maintenance Services, Inc.	Senior Secured Second Lien	L + 850	(2)	9.75%	10/2024	4,703,478	4,555,926	3.0	4,703,478
SMS Systems Maintenance Services, Inc.	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,738,564	5.8	9,015,000
Transportation Insight, LLC	Senior Secured First Lien	L + 525	(4)	6.48%	09/2019	1,765,134	1,752,152	1.2	1,765,134

						41,439,628	40,660,465	26.7	41,458,525

Technology Hardware & Equipment
Onvoy, LLC	Senior Secured Second Lien	L + 1050	(2)	11.80%	02/2025	2,635,052	2,513,192	1.7	2,635,052

Transportation
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(4)	4.23%	07/2022	780,428	782,179	0.5	782,461

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets**	Fair Value
Pilot Air Freight, LLC	Senior Secured First Lien	L + 525	(4)	6.48%	10/2022	$3,333,250	$3,303,102	2.1%	$3,333,250

						4,113,678	4,085,281	2.6	4,115,711

Total Debt Investments United States						$272,663,132	$267,847,225	175.7%	$273,038,783

Equity Investments
Automobiles & Components
AP Centric(11)	Common Stock					927	927,438	0.6	927,438

Capital Goods
Alion Science and Technology Corp.(11)	Common Stock					535,714	535,714	0.3	442,889

Commercial & Professional Services
MHS Acquisition Holdings, LLC(11)	Common Stock					877	876,504	0.6	876,504
TecoStar Holdings Inc.(11)	Common Stock					500,000	500,000	0.3	500,000
Universal Services Equity Investments(11)	Common Stock					1,000,000	1,000,000	0.6	1,000,000
USAGM HoldCo, LLC(11)	Common Stock					238,095	238,095	0.2	238,095

						1,738,972	2,614,599	1.7	2,614,599

Health Care Equipment & Services
ExamWorks Group, Inc.(11)	Common Stock					7,500	750,000	0.5	750,000

Insurance
Integro Equity(11)	Common Stock					4,225	422,535	0.3	420,341

Media
Vivid Seats Ltd.(11)	Common Stock					608,108	608,108	0.4	608,108
Vivid Seats Ltd.(11)	Preferred Stock			12.00%		1,891,892	1,891,892	1.2	1,891,892

						2,500,000	2,500,000	1.6	2,500,000

Software & Services
SMS Systems Maintenance Services, Inc.(11)	Common Stock					1,142,789	1,144,520	0.7	1,142,789

Technology Hardware & Equipment
Onvoy, LLC(11)	Common Stock, Class A					3,650	364,948	0.2	364,948
Onvoy, LLC(11)	Common Stock, Class B					253,572	—	—	—

						257,222	364,948	0.2	364,948

Total Equity Investments United States						$6,187,263	$9,259,754	5.9%	$9,163,004

Total United States							$277,106,979	181.6%	$282,201,787

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(5)	Senior Secured First Lien	L + 575	(12)	5.75%	03/2023	€1,994,499	2,054,501	1.4	2,169,625

Total Debt Investments France						€1,994,499	$2,054,501	1.4%	$2,169,625

Total France							$2,054,501	1.4%	$2,169,625

United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd.(5)	Senior Secured First Lien	L + 650	(13)	7.04%	07/2022	£1,978,200	2,996,739	1.6	2,505,342
CB SDG , Ltd.(3) (5)	Senior Secured First Lien	L + 650	(14)	7.00%	07/2022	442,844	967,741	0.5	803,309

Total Debt Investments United Kingdom						£2,421,044	$3,964,480	2.1%	$3,308,651

Total United Kingdom							$3,964,480	2.1%	$3,308,651

Total Investments							$283,125,960	185.1%	$287,680,063

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $155,377,902 as of June 30, 2017.

(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.

(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.

(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.22%.

(5)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(6)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of June 30, 2017 was 4.25%.

(8)	These loans are first lien/last-out term loans.

(9)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2017 was 1.25%.

(10)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of June 30, 2017 was 1.19%.

(11)	Non-income producing security.

(12)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of June 30, 2017 was (0.33)%.

(13)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of June 30, 2017 was 0.46%.

(14)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of June 30, 2017 was 0.31%.

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

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(4)	4.25%	05/2020	$985,474	$983,730	0.8%	$988,553
Survey Sampling International, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	12/2020	3,175,749	3,148,350	2.5	3,175,749
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850	(4)	9.50%	07/2023	10,000,000	9,650,208	8.0	10,200,000
USAGM HoldCo, LLC	Senior Secured Second Lien			11.00%	07/2023	2,000,000	1,952,052	1.6	2,060,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(4)	8.00%	09/2021	4,293,479	4,239,662	3.4	4,336,413
Valet Waste Holdings, Inc. (2)	Senior Secured First Lien				09/2021	326,087	319,427	0.2	331,522
Vencore, Inc.	Senior Secured First Lien	L + 475	(4)	5.75%	11/2019	487,121	487,601	0.4	493,364
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(4)	8.25%	05/2022	250,000	244,808	0.2	253,750
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425	(4)	5.25%	05/2021	984,810	987,734	0.8	997,125

						35,319,691	34,693,941	27.9	35,678,872

Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 670	(7)(14)	7.32%	05/2021	3,000,000	2,944,942	2.3	3,000,000
Varsity Brands, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	12/2021	984,925	993,379	0.8	1,001,176

						3,984,925	3,938,321	3.1	4,001,176

Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650	(4)(14)	7.50%	07/2020	5,000,000	4,962,140	3.8	4,875,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	11/2019	707,640	707,640	0.5	706,755
Oncourse Learning Corp.	Senior Secured First Lien	L + 650	(4)	7.50%	09/2021	10,450,000	10,301,281	8.2	10,450,000
Oncourse Learning Corp. (2)	Senior Secured First Lien				09/2021	240,000	231,528	0.2	240,000
Scientific Games International, Inc. (5)	Senior Secured First Lien	L + 500	(8)	6.00%	10/2021	983,690	986,750	0.8	997,491
SkillSoft Corporation	Senior Secured First Lien	L + 475	(9)	5.84%	04/2021	984,887	969,364	0.7	902,713
Wrench Group, LLC (2)(6)	Senior Secured First Lien				03/2022	—	(14,433)	—	—
Wrench Group, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	03/2022	3,840,278	3,789,365	3.0	3,840,278

						22,206,495	21,933,635	17.2	22,012,237

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(4)	6.50%	12/2022	2,970,000	2,917,848	2.3	2,993,211

Energy
Fairmount Santrol, Inc. (5)	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	335,198	322,749	0.2	326,749
Murray Energy Corporation	Senior Secured First Lien	L + 725	(4)	8.25%	04/2020	356,470	339,701	0.3	342,213

						691,668	662,450	0.5	668,962

Food & Staples Retailing
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	818,327	820,823	0.7	827,407
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750	(4)	8.50%	03/2020	248,809	250,649	0.2	252,281

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

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal/ Par Amount	Cost	Percentage of Net Assets **	Fair Value
Health Care Equipment & Services
ExamWorks Group, Inc. (11)	Common Stock					$7,500	$750,000	0.6%	$750,000

Insurance
Integro Equity (11)	Common Stock					4,226	422,535	0.3	415,645

Software & Services
SMS Systems Maintenance Services, Inc. (11)	Common Stock					985,000	985,000	0.8	985,000

Total Equity Investments United States						$2,770,535	$3,931,345	3.1%	$3,943,634

Total United States							$210,238,795	166.2%	$212,821,980

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc. (5)	Senior Secured First Lien	E + 575	(12)	5.75%	03/2023	€1,994,499	2,041,092	1.6	2,022,011

Total Debt Investments France						€1,994,499	$2,041,092	1.6%	$2,022,011

Total France							$2,041,092	1.6%	$2,022,011

United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd. (5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	£1,978,200	2,993,723	1.8	2,336,810
CB SDG , Ltd. (2)(5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	442,828	965,988	0.6	740,151

Total Debt Investments United Kingdom						£2,421,028	$3,959,711	2.4%	$3,076,961

Total United Kingdom							$3,959,711	2.4%	$3,076,961

Total Investments							$216,239,598	170.2%	$217,920,952

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $128,056,028 as of December 31, 2016.

(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.

(3)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.

(4)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.

(5)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(6)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(7)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.

(8)	The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.

(9)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR.

(10)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2016 was 3.75%.

(11)	Non-income producing security.

(12)	The interest rate on these loans is subject to a base rate plus 3 month EURIBOR. As the interest rate is subject to a minimum EURIBOR floor which was greater than the 3 month EURIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the EURIBOR floor.

(13)	The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the GBP LIBOR floor.
(14)	These loans are first lien/last-out term loans.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

On July 23, 2015, the Company formed CBDC Universal Equity, Inc., a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. On February 25, 2016, the Company formed Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned subsidiary. The financial statements of these two entities are consolidated into the financial statements of the Company. All intercompany balances and transactions have been eliminated.

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

See accompanying notes.

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

The Company applies Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and

See accompanying notes.

able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the six months ended June 30, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

See accompanying notes.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of June 30, 2017 and December 31, 2016, there were $1,254,841 and $979,874, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2017 and December 31, 2016, no loans had been placed on non-accrual status by the Company.

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

See accompanying notes.

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

As of June 30, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

See accompanying notes.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. This standard will not have a material impact on the consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

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

For the three and six months ended June 30, 2017, the Company incurred administrative services expenses of $141,589 and $283,179, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $169,007 was payable at June 30, 2017. For the three and six months ended June 30, 2016, the Company incurred administrative services expenses of $122,859 and $245,718, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $125,173 was payable at June 30, 2016.

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

See accompanying notes.

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and six months ended June 30, 2017, the Company incurred expenses of $163,232 and $324,009, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $163,565 was payable at June 30, 2017. For the three and six months ended June 30, 2016, the Company incurred expenses of $154,012 and $306,437, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $153,995 was payable at June 30, 2016.

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

For the three and six months ended June 30, 2017, the Company incurred management fees, which are net of waived amounts, of $668,292 and $1,272,519, respectively, of which $668,293 was payable at June 30, 2017. For the three and six months ended June 30, 2016, the Company incurred management fees, which are net of waived amounts, of $390,041 and $747,088, respectively, of which $390,042 was payable at June 30, 2016.

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

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter. Our net pre-incentive fee investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.5% Base Management Fee.

See accompanying notes.

For the three and six months ended June 30, 2017, the Company incurred income incentive fees of $392,977 and $614,535, respectively, of which $392,978 was payable at June 30, 2017. For the three and six months ended June 30, 2016, the Company did not incur income incentive fees and none remained payable at June 30, 2016.

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

No capital gains incentive fees were incurred for the six months ended June 30, 2017 and 2016.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended June 30, 2017, the Company recorded directors’ fees of $72,500 and $145,000, respectively, of which $127,625 was payable at June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded directors’ fees of $83,042 and $149,917, respectively, of which $47,250 was payable at June 30, 2016.

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

See accompanying notes.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of June 30, 2017 and December 31, 2016, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at June 30, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$199,595,122	$201,669,519	$2,074,397
Senior Secured Second Lien	68,858,766	71,302,110	2,443,344
Common Stock	7,367,862	7,271,112	(96,750)
Unsecured Debt	5,412,318	5,545,430	133,112
Preferred Stock	1,891,892	1,891,892	—

Total Investments	$283,125,960	$287,680,063	$4,554,103

Investments at fair value consisted of the following at December 31, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$166,178,326	$166,531,949	$353,623
Senior Secured Second Lien	41,259,110	42,495,369	1,236,259
Unsecured Debt	4,870,817	4,950,000	79,183
Common Stock	3,931,345	3,943,634	12,289

Total Investments	$216,239,598	$217,920,952	$1,681,354

See accompanying notes.

The industry composition of investments at fair value at June 30, 2017 and December 31, 2016 is as follows:

Industry	Fair Value June 30, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
Automobiles & Components	$14,888,833	5.17%	$3,183,333	1.46%
Capital Goods	15,158,295	5.27	17,714,408	8.13
Commercial & Professional Services	69,955,395	24.32	36,916,967	16.94
Consumer Durables & Apparel	3,030,000	1.05	4,001,176	1.84
Consumer Services	26,504,113	9.21	22,012,237	10.10
Diversified Financials	2,966,652	1.03	2,993,211	1.37
Energy	643,343	0.22	668,962	0.31
Food & Staples Retailing	7,636,268	2.65	3,779,136	1.73
Food, Beverage & Tobacco	5,788,750	2.01	5,596,213	2.57
Health Care Equipment & Services	57,839,751	20.11	41,382,251	18.99
Household & Personal Products	2,231,735	0.78	2,226,800	1.02
Insurance	6,664,529	2.32	6,805,039	3.12
Materials	3,527,198	1.23	5,067,060	2.32
Media	7,804,146	2.71	3,034,798	1.39
Pharmaceuticals, Biotechnology & Life Sciences	—	—	832,638	0.38
Real Estate	426,596	0.15	934,687	0.43
Retailing	7,419,158	2.58	8,576,322	3.94
Software & Services	45,909,965	15.96	42,188,073	19.36
Technology Hardware & Equipment	5,169,625	1.80	2,022,011	0.93
Telecommunication Services	—	—	2,670,988	1.23
Transportation	4,115,711	1.43	4,365,491	2.00
Utilities	—	—	949,151	0.44

Total Investments	$287,680,063	100.00%	$217,920,952	100.00%

The geographic composition of investments at fair value at June 30, 2017 and December 31, 2016 is as follows:

Geographic Region	Fair Value June 30, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
United States	$282,201,787	98.10%	$212,821,980	97.66%
United Kingdom	3,308,651	1.15	3,076,961	1.41
France	2,169,625	0.75	2,022,011	0.93

Total Investments	$287,680,063	100.00%	$217,920,952	100.00%

See accompanying notes.

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2017:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$97,929,341	$103,740,178	$201,669,519
Unsecured Debt	—	—	5,545,430	5,545,430
Senior Secured Second Lien	—	15,187,804	56,114,306	71,302,110
Common Stock	—	—	7,271,112	7,271,112
Preferred Stock	—	—	1,891,892	1,891,892

Total Investments	$—	$113,117,145	$174,562,918	$287,680,063

The following table presents fair value measurements of investments as of December 31, 2016:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$101,132,842	$65,399,107	$166,531,949
Unsecured Debt	—	—	4,950,000	4,950,000
Senior Secured Second Lien	—	21,141,689	21,353,680	42,495,369
Common Stock	—	—	3,943,634	3,943,634

Total Investments	$—	$122,274,531	$95,646,421	$217,920,952

See accompanying notes.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2017, based off of the fair value hierarchy at June 30, 2017:

			Senior	Senior
	Common	Preferred	Secured	Secured	Unsecured
	Stock	Stock	First Lien	Second Lien	Debt	Total
Balance as of December 31, 2016	$3,943,634	$-	$65,399,107	$21,353,680	$4,950,000	$95,646,421
Amortized discounts/premiums	-	-	138,112	59,471	8,692	206,275
Paid in-kind interest	-	-	20	-	20,678	20,698
Net realized gain (loss)	-	-	12,303	17,282	-	29,585
Net change in unrealized appreciation (depreciation)	(109,040)	-	1,438,736	1,227,831	53,930	2,611,457
Purchases	3,436,518	1,891,892	39,663,491	29,534,167	512,130	75,038,198
Sales/return of capital/principal repayments/paydowns	-	-	(2,911,591)	(928,125)	-	(3,839,716)
Transfers in	-	-	-	4,850,000	-	4,850,000
Transfers out	-	-	-	-	-	-

Balance as of June 30, 2017	$7,271,112	$1,891,892	$103,740,178	$56,114,306	$5,545,430	$174,562,918

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2017	$(109,040)	$-	$1,571,043	$1,245,732	$53,930	$2,761,665

During the six months ended June 30, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2016 based off of fair value hierarchy at June 30, 2016:

		Senior	Senior
	Common	Secured	Secured	Unsecured
	Stock	First Lien	Second Lien	Debt	Total
Balance as of December 31, 2015	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361
Amortized discounts/premiums	-	51,510	10,934	7,515	69,959
Net realized gain (loss)	-	828	1,546	-	2,374
Net change in unrealized appreciation (depreciation)	-	(257,234)	65,035	(57,515)	(249,714)
Purchases	-	14,587,892	4,633,032	-	19,220,924
Sales/return of capital/principal repayments	-	(63,406)	(38,853)	-	(102,259)
Transfers in	-	-	-	-	-
Transfers out	-	(4,391,077)	(7,609,156)	-	(12,000,233)

Balance as of June 30, 2016	$1,958,249	$42,536,146	$9,299,017	$4,950,000	$58,743,412

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2016	$-	$(256,916)	$65,035	$(57,515)	$(249,396)

See accompanying notes.

During the six months ended June 30, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$103,740,178	Discounted Cash Flows	Discount Rate	5.7% - 10.1% (6.8%)

Senior Secured Second Lien	$56,114,306	Discounted Cash Flows	Discount Rate	8.5% - 10.9% (9.7%)

Unsecured Debt	$5,545,430	Discounted Cash Flows	Discount Rate	11.0% - 13.5% (11.5%)

Common Stock	$7,271,112	Market Multiple	Comparable EBITDA Multiple	6.5x - 16.1x (11.4x)

Preferred Stock	$1,891,892	Market Multiple	Comparable EBITDA Multiple	16.1x
Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$65,399,107	Discounted Cash Flows	Discount Rate	5.7% - 9.9% (7.1%)

Senior Secured Second Lien	$21,353,680	Discounted Cash Flows	Discount Rate	9.8% - 10.5% (10.1%)

Unsecured Debt	$4,950,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$3,943,634	Market Multiple	Comparable EBITDA Multiple	10.5x - 13.4x (11.8x)

See accompanying notes.

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2017 and December 31, 2016. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be    received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is    risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s revolving credit facility, as of June 30, 2017 and December 31, 2016, approximates its fair value as the revolving credit facility, issued at market terms, includes a variable interest rate, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$87,928,575	$37,071,425	$87,928,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	75,000,000	50,309,591	25,176,909	49,833,343

Total Debt	$200,000,000	$138,238,166	$62,248,334	$137,761,918

	December 31, 2016
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$75,000,000	$47,628,575	$27,371,425	$47,628,575
Revolving Credit Facility (3)(5)	50,000,000	47,809,591	2,998,009	47,021,934

Total Debt	$125,000,000	$95,438,166	$30,369,434	$94,650,509

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between the outstanding principal balance and the carrying amount is attributable to the effect of foreign currency translation adjustments.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility, and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of June 30, 2017 and December 31, 2016, was $49,823,091 and $47,006,114, respectively.

As of June 30, 2017 and December 31, 2016, the Company was in compliance with the terms and covenants of its debt arrangements.

See accompanying notes.

Revolving Credit Facility

On June 29, 2015, the Company entered into the “Revolving Credit Facility” with Natixis, New York Branch (“Natixis”), as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments (See Note 7. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP). On June 29, 2016, the Company amended the Revolving Credit Facility decreasing the facility limit from $75 million to $50 million and extending the maturity date to June 29, 2017. The Company paid down in full and terminated the Revolving Credit Facility on June 29, 2017.

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

Costs incurred in connection with obtaining the Revolving Credit Facility have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. As of June 30, 2017 and December 31, 2016, deferred financing costs related to the Revolving Credit Facility were $0 and $79,854, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Revolving Credit Facility II

On June 29, 2017, the Company entered into the “Revolving Credit Facility II” with Capital One, National Association (“CONA”), as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. Proceeds from the Revolving Credit Facility II may be used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the Committed Lender are secured by a first priority security interest in the unused capital commitments (See Note 7. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility II contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility II is $75 million, subject to availability under the borrowing base.

Borrowings under the Revolving Credit Facility II bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on June 29, 2018.

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on a straight-line basis. As of June 30, 2017, deferred financing costs related to the Revolving Credit Facility II was $162,082 and was included in debt on the Consolidated Statements of Assets and Liabilities.

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

See accompanying notes.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight-line basis. As of June 30, 2017 and December 31, 2016, deferred financing costs related to the SPV Asset Facility were $1,092,759 and $900,020, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the Revolving Credit Facility, Revolving Credit Facility II and the SPV Asset Facility for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Borrowing interest expense	$1,039,257	$414,284	$1,859,909	$743,490
Facility fees	55,556	80,936	107,567	91,100
Amortization of financing costs	195,977	208,783	368,746	323,506

Total	$1,290,790	$704,003	$2,336,222	$1,158,096

Weighted average interest rate	3.18%	2.18%	3.09%	2.25%
Average outstanding balance	$130,888,883	$74,090,794	$121,303,940	$68,609,141

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2017 and December 31, 2016, the Company had unfunded commitments denominated in USD totaling $14,418,355 and $9,297,035, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £377,841 and £377,841 at June 30, 2017 and December 31, 2016, respectively.

Other Commitments and Contingencies

As of June 30, 2017, the Company had $389.0 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $238.0 million as of June 30, 2017.

See accompanying notes.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the six months ended June 30, 2017, the Advisor allocated to the Company $56,746 of equity offering costs and $40,564 of organization costs, of which $38,924 was netted against Due from Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2017. Since June 26, 2015 (Commencement) through June 30, 2017, the Advisor has allocated to the Company $342,748 of equity offering costs and $245,006 of organization costs.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $238.0 million and $246.7 million as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2017 and 2016:

	For the six months ended
	June 30, 2017
Quarter Ended	Shares	Amount
June 30, 2017	490,701	$10,000,000
March 31, 2017	744,085	15,000,000

Total Capital Drawdowns	1,234,786	$25,000,000

	For the six months ended
	June 30, 2016
Quarter Ended	Shares	Amount
June 30, 2016	728,257	$14,000,000
March 31, 2016	624,382	12,000,000

Total Capital Drawdowns	1,352,639	$26,000,000

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

See accompanying notes.

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

At June 30, 2017 and December 31, 2016, CCG LP and its affiliates owned 3.75% and 4.47%, respectively, of the outstanding common shares of the Company.

For the six months ended June 30, 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2017	$1,994,047	$0.28
June 30, 2017	$2,169,823	$0.29

For the six months ended June 30, 2016, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2016	$1,130,001	$0.24
June 30, 2016	$1,164,992	$0.22

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2017 and December 31, 2016, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net increase (decrease) in net assets resulting from operations	$2,971,392	$3,021,211	$6,506,854	$4,210,206
Weighted average common shares outstanding	7,446,092	4,881,504	7,095,592	4,578,842
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.40	$0.62	$0.92	$0.92

Note 10. Income Taxes

As of June 30, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$283,125,960

Gross unrealized appreciation	$6,027,023
Gross unrealized depreciation	(1,472,920)

Net unrealized investment appreciation	$4,554,103

See accompanying notes.

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$216,264,636

Gross unrealized appreciation	$2,754,130
Gross unrealized depreciation	(1,097,814)

Net unrealized investment appreciation	$1,656,316

For the six months ended June 30, 2017, the Company recognized no current or deferred income tax or benefit related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at June 30, 2017 or December 31, 2016.

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2017 and 2016, relating to the common shares issued through June 30, 2017 pursuant to the Subscription Agreements:

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$19.13

Net investment income after tax	0.59	0.48
Net realized and unrealized gains (losses) on investments(2)	0.33	0.35

Net increase (decrease) in net assets resulting from operations	0.92	0.83

Distributions declared from net investment income(3)	(0.57)	(0.46)
Offering costs	(0.02)	(0.01)

Total increase (decrease) in net assets	0.33	0.36

Net asset value, end of period	$20.41	$19.49
Shares outstanding, end of period	7,613,414	5,409,760
Weighted average shares outstanding	7,095,592	4,578,842
Total return(4)(5)	8.96%	8.61%

Ratio/Supplemental Data:
Net assets, end of period	$155,377,902	$105,458,121
Ratio of total expenses to average net assets(6)	7.80%	7.06%
Ratio of net investment income to average net assets(6)	5.94%	4.96%
Ratio of interest and credit facility expenses to average net assets(5)	3.29%	2.57%
Ratio of incentive fees to average net assets(5)	0.87%	—%
Portfolio turnover rate(7)	9.04%	7.31%
Asset coverage ratio(8)	2.12	2.47

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

See accompanying notes.

(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)	Not annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2017 and for the six months ended June 30, 2017.

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

See accompanying notes.

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

As of June 30, 2017 and December 31, 2016, our portfolio at fair value was comprised of the following:

	June 30, 2017		December 31, 2016
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$194.6	64.3%	$156.9	68.9%
Unitranche	20.3	6.7	19.4	8.5
Senior secured second-lien	73.0	24.1	42.5	18.7
Unsecured	5.6	1.9	5.0	2.2
Equity	9.2	3.0	3.9	1.7

Total investments	$302.7	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $15.1 million and $9.8 million as of June 30, 2017 and December 31, 2016, respectively.

See accompanying notes.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2017 and June 30, 2016, and for the six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$11.4	36.5%	$15.1	65.0%
Unitranche	—	—	3.9	16.7
Senior secured second-lien	16.0	51.0	4.3	18.3
Unsecured	—	—	—	—
Equity	3.9	12.5	—	—

Total investments	$31.3	100.0%	$23.3	100.0%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$56.4	60.2%	$37.6	82.2%
Unitranche	—	—	3.9	8.5
Senior secured second-lien	31.3	33.4	4.3	9.3
Unsecured	0.6	0.7	—	—
Equity	5.3	5.7	—	—

Total investments	$93.6	100.0%	$45.8	100.0%

For the three months ended June 30, 2017, we had principal repayments of $7.4 million. For this period, we had sales of securities in four portfolio companies aggregating approximately $2.9 million in net proceeds. For the three months ended June 30, 2017, we had a net portfolio increase of $22.1 million aggregate principal amount (amortized cost).

For the six months ended June 30, 2017, we had principal repayments of $15.6 million. For this period, we had sales of securities in twelve portfolio companies aggregating approximately $7.8 million in net proceeds. For the six months ended June 30, 2017, we had a net portfolio increase of $66.9 million aggregate principal amount (amortized cost).

For the three months ended June 30, 2016, we had principal repayments of $5.0 million. For this period, we had sales of securities in seven portfolio companies aggregating approximately $3.6 million in net proceeds. For the three months ended June 30, 2016, we had a net portfolio increase of $15.1 million aggregate principal amount (amortized cost).

For the six months ended June 30, 2016, we had principal repayments of $6.4 million. For this period, we had sales of securities in thirteen portfolio companies aggregating approximately $4.9 million in net proceeds. For the six months ended June 30, 2016, we had a net portfolio increase of $34.4 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Weighted average total yield to maturity of debt and income producing securities (at fair value)	7.7%	7.3%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.1%	7.5%
Weighted average interest rate of debt and income producing securities	7.7%	7.2%
Percentage of debt bearing a floating rate	91.2%	90.8%
Percentage of debt bearing a fixed rate	8.8%	9.2%
Number of portfolio companies	84	95

See accompanying notes.

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$298.3	100.0%	$226.1	100.0%
Non-accrual	—	—	—	—

Total assets	$298.3	100.0%	$226.1	100.0%

(1)	Includes unfunded commitments at cost of $15.1 million and $9.9 million as of June 30, 2017 and December 31, 2016, respectively.

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

See accompanying notes.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2017 and December 31, 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2017 (1)		December 31, 2016 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$—	— %	$—	— %
2	296.3	97.9	220.4	96.8
3	6.4	2.1	7.3	3.2
4	—	—	—	—
5	—	—	—	—

Total	$302.7	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $15.1 million and $9.8 million as of June 30, 2017 and December 31, 2016, respectively.

RESULTS OF OPERATIONS

Operating results for the three months ended June 30, 2017 and June 30, 2016 and for the six months ended June 30, 2017 and June 30, 2016, were as follows:

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total investment income	$5,291,948	$2,903,519	$9,756,672	$5,413,647
Less: Net expenses	3,017,321	1,765,906	5,561,115	3,201,977

Net investment income before taxes	$2,274,627	$1,137,613	$4,195,557	$2,211,670
Income taxes	1,600	—	1,689	800

Net investment income	2,273,027	1,137,613	4,193,868	2,210,870
Net realized gain (loss) on investments (1)	(278,336)	14,817	(263,927)	(402,905)
Net unrealized appreciation (depreciation) on investments (1)	976,701	1,868,781	2,576,913	2,402,241

Net increase in net assets resulting from operations	$2,971,392	$3,021,211	$6,506,854	$4,210,206

(1)	Includes foreign exchange hedging activity.

Investment Income

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Interest from investments	$5,238,587	$2,902,935	$9,683,379	$5,413,063
Dividend Income	—	—	—	—
Other income	53,361	584	73,293	584

Total	5,291,948	2,903,519	9,756,672	5,413,647

See accompanying notes.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $2.9 million for the three months ended June 30, 2016 compared to $5.2 million for the three months ended June 30, 2017, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $170.0 million during the three months ended June 30, 2016 to $287.2 million during the three months ended June 30, 2017. We did not have dividend income for the three months ended June 30, 2017 and June 30, 2016. Other income primarily relates to the amortization of loan administration fees earned as the administration agent.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $5.4 million for the six months ended June 30, 2016 compared to $9.7 million for the six months ended June 30, 2017, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $161.1 million during the six months ended June 30, 2016 to $266.9 million during the six months ended June 30, 2017. We did not have dividend income for the six months ended June 30, 2017 and June 30, 2016. Other income primarily relates to the amortization of loan administration fees earned as the administration agent.

Expenses

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Interest and credit facility expenses	$1,290,790	$704,003	$2,336,222	$1,158,096
Management fees	668,292	390,041	1,272,519	747,088
Income Incentive Fees	392,977	—	614,535	—
Directors’ fees	72,500	83,042	145,000	149,917
Professional fees	176,566	171,273	351,566	386,273
Organization expenses	16,226	22,716	40,564	42,187
Other general and administrative expenses	399,970	394,831	800,709	718,416

Total expenses	3,017,321	1,765,906	5,561,115	3,201,977

Interest and Credit Facility Expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility, Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015, on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $0.7 million for the three months ended June 30, 2016 to $1.3 million for the three months ended June 30, 2017. This increase was primarily due to an increase in the weighted average debt outstanding from $74.1 million for the three months ended June 30, 2016 to $130.9 million for the three months ended June 30, 2017. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the three months ended June 30, 2017 and June 30, 2016 were 3.2% and 2.2%, respectively.

Interest and credit facility expenses increased from $1.2 million for the six months ended June 30, 2016 to $2.3 million for the six months ended June 30, 2017. This increase was primarily due to an increase in the weighted average debt outstanding from $68.6 million for the six months ended June 30, 2016 to $121.3 million for the six months ended June 30, 2017. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the six months ended June 30, 2017 and June 30, 2016 were 3.1% and 2.2%, respectively.

Management fees

Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.4 million for the three months ended June 30, 2016 to $0.7 million for the three months ended June 30, 2017 due to the increase in total assets, which increased from an average of $172.8 million for the three months ended June 30, 2016 to an average of $285.7 million for the three months ended June 30, 2017. Waived management fees for the three months ended June 30, 2017 and June 30, 2016 were approximately $0.4 million and $0.2 million, respectively. The Advisor will not be permitted to recoup any waived amounts at any time.

See accompanying notes.

Management fees, net of waived management fees, increased from $0.7 million for the six months ended June 30, 2016 to $1.3 million for the six months ended June 30, 2017 due to the increase in total assets, which increased from an average of $163.0 million for the six months ended June 30, 2016 to an average of $265.7 million for the six months ended June 30, 2017. Waived management fees for the six months ended June 30, 2017 and June 30, 2016 were approximately $0.7 million and $0.2 million, respectively.

Income incentive fees

Income incentive fees increased from zero for three and six months ended June 30, 2016 to $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively. The increase was due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period) as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the three and six months ended June 30, 2017, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 14.7% and 12.8% compared to 0.0% for both the three and six months ended June 30, 2016, respectively. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended June 30, 2016 and June 30, 2017, respectively, while other general and administrative expenses also remained flat at $0.4 million for the three months ended June 30, 2016 and June 30, 2017, respectively.

Professional fees remained flat at $0.4 million for the six months ended June 30, 2016 and June 30, 2017, respectively, while other general and administrative expenses increased from $0.7 million for the six months ended June 30, 2016 to $0.8 million for the six months ended June 30, 2017. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and six months ended June 30, 2017, we called $10.0 million and $25.0 million, respectively, and the Advisor allocated $0.0 million and $0.0 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations.

For the three and six months ended June 30, 2017, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three and six months ended June 30, 2016, we called $14.0 million and $26.0 million, respectively, and the Advisor allocated $0.0 million and $0.0 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the three and six months ended June 30, 2016, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

See accompanying notes.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. As of June 30, 2017, we had no accrual for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and six months ended June 30, 2017 and June 30, 2016, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Realized losses on investments	$(281,589)	$(2,919)	$(287,553)	$(463,946)
Realized gains on investments	4,263	20,082	25,620	20,082
Realized gains on foreign currency transactions	(169)	14,640	748	58,866
Realized losses on foreign currency transactions	(841)	(16,986)	(2,742)	(17,907)

Net realized gains (losses)	$(278,336)	$14,817	$(263,927)	$(402,905)

Change in unrealized depreciation on investments	$276,525	$1,006,688	$114,033	$1,437,786
Change in unrealized appreciation on investments	936,124	559,806	2,758,716	619,964
Change in unrealized depreciation on foreign currency translation	(247,989)	(2,221)	(311,409)	(2,006)
Change in unrealized appreciation on foreign currency translation	12,041	304,507	15,573	346,497

Net unrealized appreciation (depreciation)	$976,701	$1,868,781	$2,576,913	$2,402,241

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and six months ended June 30, 2017 and June 30, 2016.

See accompanying notes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, we had $7.4 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $7.4 million combined with our uncalled capital commitments of $238.0 million, $25.2 million undrawn amount on our Revolving Credit Facility II and $37.1 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At June 30, 2017, we had received capital commitments totaling $389.0 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered ten capital drawdown notices to our investors relating to the issuance of 7,609,431 of our common shares for an aggregate offering of $151.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of June 30, 2017, the Company received all amounts relating to the ten capital drawdown notices.

During the three and six months ended June 30, 2017, we issued 1,116.38 and 1,777.85 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $22,505 and $35,636. For the three and six months ended June 30, 2016, we issued 450.77 and 805.13 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $8,663 and $15,687.

Debt

Debt consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$87.9	$37.1	$87.9
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	75.0	50.3	25.2	49.8

Total Debt	$200.0	$138.2	$62.3	$137.7

	December 31, 2016
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$75.0	$47.6	$27.4	$47.6
Revolving Credit Facility (3)(5)	50.0	47.8	3.0	47.0

Total Debt	$125.0	$95.4	$30.4	$94.6

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between the drawn amount and the carrying amount is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.

See accompanying notes.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility, and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of June 30, 2017 and December 31, 2016, was $49,823,091 and $47,006,114, respectively.

Revolving Credit Facility

On June 29, 2015, we entered into the Revolving Credit Facility with Natixis, New York Branch (“Natixis”) as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Revolving Credit Facility is $50 million, subject to availability under the borrowing base. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP). On June 29, 2016, the Company amended the Revolving Credit Facility decreasing the facility limit from $75 million to $50 million and extending the maturity date to June 29, 2017. The Company paid down in full and terminated the Revolving Credit Facility on June 29, 2017.

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

Revolving Credit Facility II

On June 29, 2017, the Company entered into the “Revolving Credit Facility II” with Capital One, National Association (“CONA”), as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. Proceeds from the Revolving Credit Facility II may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Revolving Credit Facility II is $75 million, subject to availability under the borrowing base.

Borrowings under the Revolving Credit Facility II bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on June 29, 2018.

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

See accompanying notes.

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

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For six months ended June 30, 2016
Borrowing interest expense	$1,039,257	$414,284	$1,859,909	$743,490
Unused facility fees	55,556	80,936	107,567	91,100
Amortization of upfront commitment fees	159,494	119,631	299,596	165,012
Amortization of deferred financing costs	36,483	89,152	69,150	158,493

Total interest and credit facility expenses	$1,290,790	$704,003	$2,336,222	$1,158,095

Weighted average interest rate	3.2%	2.2%	3.1%	2.2%
Weighted average outstanding balance	$130,888,883	$74,090,794	$121,303,940	$68,609,141

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of June 30, 2017 and December 31, 2016, our asset coverage ratio was 2.12 to 1 and 2.35 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

See accompanying notes.

Investment Valuation

The Company applies Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the six months ended June 30, 2016, the Company recorded $12,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

See accompanying notes.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the six months ended June 30, 2017, the Advisor allocated to the Company $56,746 of equity offering costs and $40,564 of organization costs, of which $38,924 was netted against Due to Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2017. Since June 26, 2015 (Commencement) through June 30, 2017, the Advisor has allocated to the Company $342,748 of equity offering costs and $245,006 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2017 and December 31, 2016, no loans had been placed on non-accrual status by the Company.

See accompanying notes.

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

As of June 30, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. This standard will not have a material impact on the consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

See accompanying notes.

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

As of June 30, 2017, 91.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$8.2	$4.1	$4.1
Up 200 basis points	$5.4	$2.7	$2.7
Up 100 basis points	$2.7	$1.4	$1.3
Down 25 basis points	$(0.7)	$(0.3)	$(0.4)

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

See accompanying notes.

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2017, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

See accompanying notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended June 30, 2017:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	$—	—	—	$4,362,861
May 2017	—	—	—	4,362,861
June 2017	—	—	—	4,362,861

Total	$—	—	—	$4,362,861

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

See accompanying notes.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Revolving Credit Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Revolving Credit Agreement on Form 8-K filed on March 28, 2016).

10.9	Revolving Credit Agreement, dated June 29, 2017, with the Company, as Initial Borrower and Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Item 1.01 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

See accompanying notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: August 11, 2017	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 11, 2017	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer

See accompanying notes.