Form 10-Q
period 2017-09-30
Crescent Capital BDC, Inc.
filed 2017-11-13
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 13, 2017 was 8,102,916.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2017 (Unaudited) and December 31, 2016	2
	Consolidated Statements of Operations for the three months ended September 30, 2017 and September 30, 2016 (Unaudited), and for the nine months ended September 30, 2017 and September 30, 2016 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2017 and September 30, 2016 (Unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 (Unaudited)	5
	Consolidated Schedule of Investments as of September 30, 2017 (Unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2016	12
	Notes to Consolidated Financial Statements (Unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52
PART II.	OTHER INFORMATION	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	[Reserved]	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

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

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2017 (Unaudited)	As of December 31, 2016
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $297,299,251 and $216,239,598, respectively)	$301,984,476	$217,920,952
Cash and cash equivalents	7,390,160	4,990,157
Cash denominated in foreign currency (cost of $378,272 and $137,495, respectively)	398,267	129,168
Receivable for investments sold	1,324	993,726
Interest receivable	1,156,614	1,478,221
Prepaid expenses and other assets	113,935	52,753

Total assets	$311,044,776	$225,564,977

Liabilities
Debt (net of deferred financing costs of $1,055,442 and $979,874, respectively)	$137,887,574	$93,670,635
Payable for investments purchased	1,995,000	—
Distributions payable	2,470,579	1,750,000
Management fees payable - affiliate	710,175	521,866
Income incentive fee payable - affiliate	504,005	461,537
Due to Advisor - affiliate	38,924	27,247
Due to Administrator - affiliate	146,754	154,403
Professional fees payable	300,165	145,854
Directors’ fees payable	52,188	48,375
Interest and other debt financing costs payable	914,029	449,812
Accrued expenses and other liabilities	381,803	279,220
Deferred tax liability	380,145	—

Total liabilities	$145,781,341	$97,508,949

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 8,102,916 and 6,376,850 shares issued and outstanding, respectively)	8,103	6,377
Paid-in capital in excess of par value	160,732,904	125,750,640
Accumulated net realized loss	(463,725)	(112,155)
Accumulated undistributed (distributions in excess of) net investment income	365,928	(49,518)
Net unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	4,620,225	2,460,684

Total Net Assets	$165,263,435	$128,056,028

Total Liabilities and Net Assets	$311,044,776	$225,564,977

Net asset value per share	$20.40	$20.08

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income from non-controlled and non-affiliated investments	$6,164,352	$3,441,450	$15,900,326	$8,855,097
Paid-in-kind interest	21,785	14,609	42,483	14,609

Total investment income	6,186,137	3,456,059	15,942,809	8,869,706

Expenses:
Interest and other debt financing costs	1,416,125	746,644	3,752,347	1,904,740
Management fees (net of waiver of $416,321, $304,000, $1,099,417 and $752,561, respectively)	710,176	432,213	1,982,695	1,179,301
Income incentive fees	504,005	63,956	1,118,540	63,956
Directors’ fees	72,500	67,250	217,500	217,167
Professional fees	184,802	160,000	536,368	546,273
Organization expenses	16,226	19,470	56,790	61,657
Other general and administrative expenses	426,276	383,854	1,226,985	1,102,270

Total expenses	3,330,110	1,873,387	8,891,225	5,075,364

Net investment income before taxes	2,856,027	1,582,672	7,051,584	3,794,342

Income taxes	—	800	1,689	1,600

Net investment income after taxes	2,856,027	1,581,872	7,049,895	3,792,742

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(87,129)	929	(349,060)	(442,936)
Net realized gain (loss) on foreign currency transactions	(514)	(1,396)	(2,510)	39,564
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(37,227)	1,623,339	2,539,686	4,025,580

Net realized and unrealized gains (losses) on investments	(124,870)	1,622,872	2,188,116	3,622,208
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(380,145)	—	(380,145)	—

Net increase in net assets resulting from operations	$2,351,012	$3,204,744	$8,857,866	$7,414,950

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.30	$0.58	$1.21	$1.52
Net investment income per share (basic and diluted):	$0.36	$0.29	$0.96	$0.78
Weighted average shares outstanding (basic and diluted):	7,848,043	5,510,123	7,349,165	4,891,535
Distributions declared per share:	$0.30	$0.26	$0.87	$0.71

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$7,049,895	$3,792,742
Net realized loss on investments and foreign currency transactions	(351,570)	(403,372)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	2,539,686	4,025,580
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(380,145)	—

Net increase in net assets resulting from operations	8,857,866	7,414,950

Distributions to shareholders from:
Net investment income	(6,634,449)	(3,838,633)

Total distributions to shareholders	(6,634,449)	(3,838,633)

Capital transactions:
Issuance of common stock	35,000,000	38,000,000
Issuance of common stock pursuant to dividend reinvestment plan	63,435	24,701
Equity offering costs	(79,445)	(86,255)

Net increase in net assets resulting from capital transactions	34,983,990	37,938,446

Total increase in net assets	37,207,407	41,514,763
Net assets at beginning of period	128,056,028	77,586,238

Net assets at end of period	$165,263,435	$119,101,001

Accumulated undistributed (distributions in excess of) net investment income	$365,928	$(211,317)

Changes in Shares
Common stock, at beginning of period	6,376,850	4,056,316
Issuance of common stock	1,722,924	1,965,759
Issuance of common stock pursuant to dividend reinvestment plan	3,142	1,274

Common stock, at end of period	8,102,916	6,023,349

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,857,866	$7,414,950

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(123,484,975)	(91,163,824)
Paid-in-kind interest income	(42,483)	(14,609)
Proceeds from sales of investments and principal repayments	42,998,915	23,477,076
Net realized (gain) loss on investments	349,060	442,936
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(2,539,686)	(4,025,580)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	380,145	—
Amortization of premium and accretion of discount, net	(880,170)	(211,346)
Amortization of deferred financing costs	568,144	466,458
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	992,402	—
(Increase) decrease in interest receivable	321,607	(354,743)
(Increase) decrease in prepaid expenses and other assets	(61,182)	(24,955)
Increase (decrease) in payable for investments purchased	1,995,000	(9,179,625)
Increase (decrease) in management fees payable - affiliate	188,309	96,033
Increase (decrease) in income incentive fees payable - affiliate	42,468	63,956
Increase (decrease) in due to Advisor - affiliate	11,677	—
Increase (decrease) in due to Administrator - affiliate	(7,649)	(40,921)
Increase (decrease) in professional fees payable	154,311	103,838
Increase (decrease) in directors’ fees payable	3,813	7,667
Increase (decrease) in interest and credit facility fees and expenses payable	464,217	296,963
Increase (decrease) in accrued expenses and other liabilities	102,583	(66,160)

Net cash provided by (used for) operating activities	(69,585,628)	(72,711,886)

Cash flows from financing activities:
Issuance of common stock	35,000,000	38,000,000
Financing costs paid related to revolving credit facility	(643,712)	(1,370,578)
Distributions paid	(5,850,435)	(3,195,290)
Equity offering costs	(79,445)	(86,255)
Borrowings on revolving credit facility	96,000,000	91,378,014
Repayments on revolving credit facility	(52,200,000)	(50,900,000)

Net cash provided by (used for) financing activities	72,226,408	73,825,891

Effect of exchange rate changes on cash denominated in foreign currency	28,322	(2,837)
Net increase (decrease) in cash, cash equivalents and foreign currency	2,669,102	1,111,168
Cash, cash equivalents and foreign currency, beginning of period	5,119,325	4,767,556

Cash, cash equivalents and foreign currency, end of period	$7,788,427	$5,878,724

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,570,120	$1,041,487
Issuance of common stock pursuant to distribution reinvestment plan	$63,435	$24,701
Accrued but unpaid equity offering costs	$22,698	$27,238
Accrued but unpaid distributions	$2,470,579	$1,543,640

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC	Senior Secured Second Lien	L + 850	(2)	9.95%	05/2025	$9,072,563	$8,765,404	5.4%	$8,891,111
POC Investors, LLC(3)	Senior Secured First Lien	L + 550	(2)	6.80%	10/2021	5,468,750	5,396,218	3.3	5,468,750
POC Investors, LLC(3) (4) (5)	Senior Secured First Lien				10/2021	—	(9,504)	—	—

						14,541,313	14,152,118	8.7	14,359,861

Capital Goods
Alion Science and Technology Corporation(3)	Unsecured Debt			11.00%	08/2022	5,000,000	4,883,657	3.0	4,875,000
MB Aerospace Holdings Inc.(6)	Senior Secured First Lien	L + 550	(7)	6.75%	12/2022	4,327,809	4,295,381	2.6	4,327,809
Midwest Industrial Rubber(3)	Senior Secured First Lien	L + 550	(2)	6.83%	12/2021	4,069,250	4,008,309	2.5	4,069,250
Midwest Industrial Rubber(3) (4) (5)	Senior Secured First Lien				12/2021	—	(6,203)	—	—
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(7)	4.99%	10/2021	733,040	736,838	0.4	739,150

						14,130,099	13,917,982	8.5	14,011,209

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375	(2)	5.06%	04/2022	977,500	985,812	0.6	990,027
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(7)	4.49%	07/2021	830,730	831,018	0.5	783,657
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(7)	7.74%	07/2022	500,000	502,543	0.3	451,145
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(2)	6.06%	05/2024	5,361,562	5,335,804	3.3	5,435,284
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650	(7)	7.73%	12/2021	234,043	234,875	0.1	235,542
DFS Intermediate Holdings, LLC(3) (4)	Senior Secured First Lien	L + 525	(7)	6.49%	09/2018	386,400	375,221	0.2	386,400
DFS Intermediate Holdings, LLC(3)	Senior Secured First Lien	L + 525	(7)	6.49%	03/2022	7,313,250	7,179,682	4.4	7,313,250
DFS Intermediate Holdings, LLC(3) (4)	Senior Secured First Lien	L + 525	(7)	6.49%	03/2022	165,000	129,031	0.1	165,000
Hepaco, LLC(3) (4)	Senior Secured First Lien	P + 400	(8)	8.25%	08/2021	416,667	411,817	0.2	416,667
Hepaco, LLC(3)	Senior Secured First Lien	L + 500	(2)	6.26%	08/2022	2,920,500	2,889,847	1.8	2,920,500
Hepaco, LLC(3) (4) (5)	Senior Secured First Lien				08/2022	—	(14,742)	—	—
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien				08/2021	—	(4,274)	—	—
Jordan Healthcare Inc.(3)	Senior Secured First Lien	L + 600	(2)	7.33%	07/2022	4,113,900	4,072,434	2.5	4,113,900
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien				07/2022	—	(13,935)	—	—
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien	L + 875	(2)	10.08%	03/2026	8,101,633	7,877,275	4.9	8,101,633
MHS Acquisition Holdings, LLC(3) (4)	Senior Secured Second Lien	L + 875	(2)	10.08%	03/2026	466,576	445,147	0.3	466,576
MHS Acquisition Holdings, LLC(3)	Unsecured Debt			13.50% PIK	03/2026	527,285	517,853	0.3	510,676
MHS Acquisition Holdings, LLC(3)	Unsecured Debt			13.50%	03/2026	140,887	138,258	0.1	136,449
NS Intermediate Holdings, LLC(3) (4)	Senior Secured First Lien	P + 450	(8)	8.75%	09/2021	17,500	14,007	—	17,500
NS Intermediate Holdings, LLC(3)	Senior Secured First Lien	L + 550	(7)	6.74%	09/2021	2,578,881	2,541,695	1.6	2,578,881
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(2)	4.58%	05/2020	977,961	976,597	0.6	977,961
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				05/2022	—	(6,536)	—	—

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
SavATree, LLC(3)	Senior Secured First Lien	L + 525	(2)	6.58%	06/2022	$2,842,875	$2,789,236	1.7%	$2,842,875
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				06/2022	—	(10,271)	—	—
Survey Sampling International, LLC	Senior Secured First Lien	L + 500	(9)	6.27%	12/2020	3,159,582	3,137,047	1.9	3,112,188
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien	L + 850	(2)	9.81%	11/2024	5,000,000	4,879,837	3.0	5,000,000
USAGM HoldCo LLC(3)	Senior Secured Second Lien			11.00%	07/2023	2,000,000	1,955,922	1.3	2,070,023
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(2)	9.81%	07/2023	10,000,000	9,679,344	6.0	9,962,500
Valet Waste Holdings, Inc.(3)	Senior Secured First Lien	L + 700	(7)	8.24%	09/2021	4,802,989	4,751,569	2.9	4,815,339
Valet Waste Holdings, Inc.(3) (4) (5)	Senior Secured First Lien				09/2021	—	(5,607)	—	1,397
Vencore, Inc.	Senior Secured First Lien	L + 475	(2)	6.08%	11/2019	483,260	483,620	0.3	488,395
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(7)	8.49%	05/2022	166,667	163,604	0.1	168,958
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien	L + 550	(7)	6.73%	01/2022	5,024,750	4,937,172	3.1	5,074,997
Xcentric Mold and Engineering Acquisition Company, LLC(3) (4) (5)	Senior Secured First Lien				01/2022	—	(11,922)	—	7,000

						69,510,398	68,168,980	42.1	69,544,720

Consumer Durables & Apparel
C.F. Stinson, LLC(3)	Senior Secured First Lien	L + 656	(10) (11)	7.76%	05/2021	3,000,000	2,953,264	1.8	3,030,000

Consumer Services
Catapult Learning, LLC(3)	Senior Secured First Lien	L + 650	(2) (10)	7.81%	07/2020	5,000,000	4,969,394	3.0	4,918,296
Centerplate, Inc.	Senior Secured First Lien	L + 375	(7)	4.98%	11/2019	702,182	702,182	0.4	703,938
Oncourse Learning Corporation(3)	Senior Secured First Lien	L + 650	(2)	7.79%	09/2021	10,968,625	10,832,788	6.6	10,968,625
Oncourse Learning Corporation(3) (4)	Senior Secured First Lien	L + 650	(2)	7.79%	09/2021	240,000	232,893	0.1	240,000
SkillSoft Corporation	Senior Secured First Lien	L + 475	(7)	5.99%	04/2021	969,713	956,838	0.6	919,258
Teaching Company, LLC(3)	Senior Secured First Lien	L + 475	(2)	6.08%	02/2023	4,975,000	4,929,517	3.0	4,975,000
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien				03/2022	—	(12,215)	—	5,556
Wrench Group LLC(3)	Senior Secured First Lien	L + 525	(11)	6.49%	03/2022	3,772,222	3,728,497	2.3	3,791,083

						26,627,742	26,339,894	16.0	26,521,756

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(2)	6.81%	12/2022	2,947,500	2,901,210	1.8	2,962,237

Energy
Fairmount Santrol, Inc.(6)	Senior Secured First Lien	L + 350	(7)	4.74%	09/2019	312,627	304,083	0.2	310,478
Murray Energy Corporation	Senior Secured First Lien	L + 725	(2)	8.58%	04/2020	352,527	339,280	0.2	324,485

						665,154	643,363	0.4	634,963

Food & Staples Retailing
Good Source Solutions, Inc.(3)	Senior Secured First Lien	L + 725	(2)	8.58%	07/2021	2,623,621	2,602,679	1.6	2,647,159
HLF Financing S.a r.l.(6)	Senior Secured First Lien	L + 550	(7)	6.74%	02/2023	4,812,500	4,724,617	3.0	4,871,646

						7,436,121	7,327,296	4.6	7,518,805

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Food, Beverage & Tobacco
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(2)	5.58%	06/2021	$736,875	$731,726	0.4%	$738,257

Health Care Equipment & Services
Alere, Inc.(6)	Senior Secured First Lien	L + 325	(2)	4.49%	06/2022	774,313	778,592	0.5	774,960
Ameda, Inc.(3)	Senior Secured First Lien	L + 600	(11)	7.00%	09/2022	2,650,000	2,601,184	1.6	2,623,515
Ameda, Inc.(3) (4) (5)	Senior Secured First Lien				09/2022	—	(5,526)	—	(2,998)
Beaver-Visitec International, Inc.(6)	Senior Secured First Lien	L + 500	(2)	6.33%	08/2023	9,419,962	9,355,203	5.7	9,467,062
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	5.57%	07/2021	366,190	368,403	0.2	299,818
Centauri Health Solutions, Inc(3)	Senior Secured First Lien	L + 550	(7)	6.73%	01/2022	8,258,500	8,112,399	5.1	8,423,670
Centauri Health Solutions, Inc(3) (4)	Senior Secured First Lien	L + 550	(7)	6.73%	01/2022	525,000	506,795	0.3	556,500
ExamWorks Group, Inc.(3)	Senior Secured Second Lien	L + 1050	(2)	11.00%	07/2024	5,000,000	4,864,898	3.1	5,124,703
NMSC Holdings, Inc.(3)	Senior Secured Second Lien	L + 1000	(11)	11.33%	10/2023	4,307,480	4,158,130	2.6	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	4.83%	08/2021	4,023,756	3,949,146	2.5	4,061,478
Onex Carestream Finance LP(6)	Senior Secured First Lien	L + 400	(2)	5.33%	06/2019	233,956	234,109	0.2	234,541
Onex Carestream Finance LP(6)	Senior Secured Second Lien	L + 850	(2)	9.83%	12/2019	174,449	174,449	0.1	171,359
Professional Physical Therapy	Senior Secured First Lien	L + 600	(2)	7.33%	12/2022	7,964,812	7,899,166	4.8	7,984,724
PT Network, LLC(3) (4)	Senior Secured First Lien	P + 550	(8)	9.75%	11/2021	50,000	48,334	—	50,000
PT Network, LLC(3) (4)	Senior Secured First Lien	L + 650	(2)	7.82%	11/2021	212,670	205,173	0.1	212,670
PT Network, LLC(3)	Senior Secured First Lien	L + 650	(2)	7.82%	11/2021	2,282,750	2,263,185	1.4	2,282,750
Snow Companies LLC(3)	Senior Secured First Lien	L + 600	(7)	7.24%	01/2022	9,279,875	9,115,793	5.7	9,372,674
Zest Holdings, LLC	Senior Secured First Lien	L + 425	(7)	5.49%	08/2023	4,925,250	4,892,372	3.0	5,011,442

						60,448,963	59,521,805	36.9	60,956,348

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(7)	6.24%	01/2021	1,727,903	1,713,950	1.0	1,727,903
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(7)	9.99%	01/2022	504,468	495,776	0.3	499,423

						2,232,371	2,209,726	1.3	2,227,326

Insurance
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.06%	09/2022	457,133	450,395	0.3	455,990
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.07%	10/2022	34,259	33,743	—	34,174
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(2)	10.55%	10/2023	380,282	374,504	0.2	372,676
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(2)	10.56%	10/2023	2,408,451	2,365,837	1.5	2,360,282

						3,280,125	3,224,479	2.0	3,223,122

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(7)	4.74%	08/2021	966,690	969,567	0.6	973,539
IBC Capital Limited(6)	Senior Secured First Lien	L + 375	(2)	5.07%	09/2021	830,827	821,840	0.5	826,324
Royal Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	4.58%	06/2022	833,064	835,083	0.5	836,712
Tank Holding Corp.	Senior Secured First Lien	L + 425	(2)	5.55%	03/2022	$865,168	$871,271	0.5%	$871,121

						3,495,749	3,497,761	2.1	3,507,696

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(7)	4.49%	09/2021	975,253	975,956	0.5	866,757
Charter Communications Operating, LLC(6)	Senior Secured First Lien	L + 225	(7)	3.49%	01/2024	320,125	319,521	0.2	321,770
Tribune Media Company(6)	Senior Secured First Lien	L + 300	(7)	4.24%	12/2020	155,650	156,146	0.1	156,331
Vivid Seats Ltd.	Senior Secured Second Lien	L + 975	(2)	10.99%	06/2025	2,500,000	2,356,903	1.4	2,354,054

						3,951,028	3,808,526	2.2	3,698,912

Real Estate
DTZ U.S. Borrower, LLC(6)	Senior Secured Second Lien	L + 825	(2)	9.56%	11/2022	425,532	420,415	0.3	427,304

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(7)	5.24%	07/2022	922,689	926,622	0.4	630,058
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 300	(2)	4.31%	01/2023	164,167	161,682	0.1	135,985
Strategic Partners, Inc.	Senior Secured First Lien	L + 450	(7)	5.74%	06/2023	6,451,331	6,437,133	3.9	6,523,909

						7,538,187	7,525,437	4.4	7,289,952

Software & Services
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(2)	7.84%	12/2022	6,496,364	6,438,322	3.9	6,447,641
Ansira Partners, Inc.(4)	Senior Secured First Lien	L + 650	(2)	7.82%	12/2022	528,173	519,881	0.3	521,024
C-4 Analytics, LLC(3) (4) (5)	Senior Secured First Lien				08/2023	—	(10,308)	—	—
C-4 Analytics, LLC(3)	Senior Secured First Lien	L + 525	(2)	6.49%	08/2023	10,550,000	10,368,139	6.4	10,550,000
Epicor Software Corporation	Senior Secured First Lien	L + 375	(7)	4.99%	06/2022	970,883	972,201	0.6	974,068
Informatica Corporation(6)	Senior Secured First Lien	L + 350	(2)	4.83%	08/2022	821,432	822,315	0.5	823,267
Mediaocean LLC	Senior Secured First Lien	L + 425	(7)	5.49%	08/2022	8,474,023	8,416,612	5.1	8,509,360
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(2)	6.56%	06/2022	979,274	981,935	0.6	987,843
Ministry Brands Intermediate, LLC(4)	Senior Secured First Lien	L + 500	(7)	6.24%	12/2022	184,680	179,851	0.1	181,404
Ministry Brands Intermediate, LLC(3)	Senior Secured First Lien	L + 500	(7)	6.24%	11/2023	5,213,450	5,166,654	3.2	5,187,383
SMS Systems Maintenance Services, Inc.(3)	Senior Secured Second Lien	L + 850	(2)	9.75%	10/2024	4,703,478	4,559,371	2.8	4,651,740
SMS Systems Maintenance Services, Inc.(3)	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,744,920	5.4	8,850,869
Transportation Insight, LLC(3)	Senior Secured First Lien	L + 525	(7)	6.49%	09/2019	2,146,395	2,131,063	1.3	2,146,395
Zoom Information, Inc.(3)	Senior Secured First Lien	L + 794	(2) (10)	9.18%	08/2022	9,000,000	8,765,317	5.4	9,000,000

						59,083,152	58,056,273	35.6	58,830,994

Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien	L + 1050	(2)	11.83%	02/2025	2,635,052	2,515,692	1.6	2,635,052

Transportation
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(7)	4.24%	07/2022	778,444	780,111	0.5	780,779
Pilot Air Freight, LLC(3)	Senior Secured First Lien	L + 525	(7)	6.49%	10/2022	$3,324,875	$3,296,015	2.0%	$3,324,875

						4,103,319	4,076,126	2.5	4,105,654

Total Debt Investments United States						$286,788,680	$281,992,073	173.2%	$286,224,168

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Equity Investments
Automobiles & Components
AP Centric(3) (12)	Common Stock					841	927,437	0.6	927,437

Capital Goods
Alion Science and Technology Corp.(3) (12)	Common Stock					535,714	535,714	0.2	406,154

Commercial & Professional Services
MHS Acquisition Holdings, LLC(3) (12)	Common Stock					891	890,485	0.5	890,484
TecoStar Holdings Inc.(3) (12)	Common Stock					500,000	500,000	0.3	500,000
Universal Services Equity Investments(3) (12)	Common Stock					1,000,000	1,000,000	1.1	1,770,790
USAGM HoldCo, LLC(3) (12)	Common Stock					238,095	238,095	0.3	421,618

						1,738,986	2,628,580	2.2	3,582,892

Health Care Equipment & Services
ExamWorks Group, Inc.(3) (12)	Common Stock					7,500	750,000	0.4	701,987

Insurance
Integro Equity(3) (12)	Common Stock					4,225	422,535	0.3	435,385

Media
Vivid Seats Ltd.(3) (12)	Common Stock					608,108	608,108	0.3	548,501
Vivid Seats Ltd.(3) (12)	Preferred Stock					1,891,892	1,891,892	1.2	1,951,500

						2,500,000	2,500,000	1.5	2,500,001

Software & Services
SMS Systems Maintenance Services, Inc.(3) (12)	Common Stock					1,142,789	1,144,521	0.7	1,142,789

Technology Hardware & Equipment
Onvoy, LLC(3) (12)	Common Stock, Class A					3,650	364,948	0.2	364,948
Onvoy, LLC(3) (12)	Common Stock, Class B					253,572	—	—	—

						257,222	364,948	0.2	364,948

Total Equity Investments United States						$6,187,277	$9,273,735	6.1%	$10,061,593

Total United States							$291,265,808	179.3%	$296,285,761

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(6)	Senior Secured First Lien	L + 575	(13)	5.75%	03/2023	€1,994,499	2,062,014	1.4	2,296,990

Total Debt Investments France						€1,994,499	$2,062,014	1.4%	$2,296,990

Total France							$2,062,014	1.4%	$2,296,990

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited(3) (6)	Senior Secured First Lien	L + 650, 0.5 PIK	% (14)	7.50%	07/2022	£1,980,782	3,001,702	1.5	2,577,791
CB-SDG Limited(3) (4) (6)	Senior Secured First Lien	L + 600	(14)	7.00%	07/2022	443,669	969,727	0.5	823,934

Total Debt Investments United Kingdom						£2,424,451	$3,971,429	2.0%	$3,401,725

Total United Kingdom							$3,971,429	2.0%	$3,401,725

Total Investments							$297,299,251	182.7%	$301,984,476

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $165,263,435 as of September 30, 2017.

PIK	Payment In-Kind

(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.

(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.

(5)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(6)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.23%.

(8)	The interest rate on these loans is subject to the U.S. Prime rate, which as of September 30, 2017 was 4.25%.

(9)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2017 was 1.27%.

(10)	These loans are first lien/last-out term loans.

(11)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of September 30, 2017 was 1.21%.

(12)	Non-income producing security.

(13)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of September 30, 2017 was (0.33)%.

(14)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of September 30, 2017 was 0.34%.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
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

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(4)	4.25%	05/2020	$985,474	$983,730	0.8%	$988,553
Survey Sampling International, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	12/2020	3,175,749	3,148,350	2.5	3,175,749
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850	(4)	9.50%	07/2023	10,000,000	9,650,208	8.0	10,200,000
USAGM HoldCo, LLC	Senior Secured Second Lien			11.00%	07/2023	2,000,000	1,952,052	1.6	2,060,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 700	(4)	8.00%	09/2021	4,293,479	4,239,662	3.4	4,336,413
Valet Waste Holdings, Inc. (2)	Senior Secured First Lien				09/2021	326,087	319,427	0.2	331,522
Vencore, Inc.	Senior Secured First Lien	L + 475	(4)	5.75%	11/2019	487,121	487,601	0.4	493,364
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(4)	8.25%	05/2022	250,000	244,808	0.2	253,750
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425	(4)	5.25%	05/2021	984,810	987,734	0.8	997,125

						35,319,691	34,693,941	27.9	35,678,872

Consumer Durables & Apparel
C.F. Stinson, LLC	Senior Secured First Lien	L + 670	(7)(14)	7.32%	05/2021	3,000,000	2,944,942	2.3	3,000,000
Varsity Brands, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	12/2021	984,925	993,379	0.8	1,001,176

						3,984,925	3,938,321	3.1	4,001,176

Consumer Services
Catapult Learning, LLC	Senior Secured First Lien	L + 650	(4)(14)	7.50%	07/2020	5,000,000	4,962,140	3.8	4,875,000
Centerplate, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	11/2019	707,640	707,640	0.5	706,755
Oncourse Learning Corp.	Senior Secured First Lien	L + 650	(4)	7.50%	09/2021	10,450,000	10,301,281	8.2	10,450,000
Oncourse Learning Corp. (2)	Senior Secured First Lien				09/2021	240,000	231,528	0.2	240,000
Scientific Games International, Inc. (5)	Senior Secured First Lien	L + 500	(8)	6.00%	10/2021	983,690	986,750	0.8	997,491
SkillSoft Corporation	Senior Secured First Lien	L + 475	(9)	5.84%	04/2021	984,887	969,364	0.7	902,713
Wrench Group, LLC (2)(6)	Senior Secured First Lien				03/2022	—	(14,433)	—	—
Wrench Group, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	03/2022	3,840,278	3,789,365	3.0	3,840,278

						22,206,495	21,933,635	17.2	22,012,237

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550	(4)	6.50%	12/2022	2,970,000	2,917,848	2.3	2,993,211

Energy
Fairmount Santrol, Inc. (5)	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	335,198	322,749	0.2	326,749
Murray Energy Corporation	Senior Secured First Lien	L + 725	(4)	8.25%	04/2020	356,470	339,701	0.3	342,213

						691,668	662,450	0.5	668,962

Food & Staples Retailing
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350	(4)	4.50%	09/2019	818,327	820,823	0.7	827,407
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750	(4)	8.50%	03/2020	248,809	250,649	0.2	252,281
Good Source Solutions, Inc.	Senior Secured First Lien	L + 725	(4)	8.25%	07/2021	$2,699,449	$2,674,347	2.1%	$2,699,448

						3,766,585	3,745,819	3.0	3,779,136

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900	(4)	10.00%	02/2022	5,000,000	4,884,333	3.8	4,850,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(4)	5.25%	06/2021	742,500	736,390	0.6	746,213

						5,742,500	5,620,723	4.4	5,596,213

Health Care Equipment & Services
Alere, Inc. (5)	Senior Secured First Lien	L + 325	(3)	4.25%	06/2022	780,254	785,178	0.6	781,339
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	P + 350	(10)	7.25%	05/2023	1,169,125	1,158,311	0.9	1,186,662
Beaver-Visitec International, Inc. (5)	Senior Secured First Lien	L + 500	(4)	6.00%	08/2023	7,481,250	7,409,181	5.8	7,481,250
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(4)	5.25%	07/2021	369,021	371,653	0.3	338,577
Epic Health Services, Inc.	Senior Secured First Lien	L + 475	(4)	5.75%	02/2021	171,445	169,798	0.1	171,445
Epic Health Services, Inc.	Senior Secured Second Lien	L + 825	(4)	10.25%	08/2021	928,125	910,225	0.7	928,125
ExamWorks Group, Inc.	Senior Secured Second Lien			10.50%	07/2024	5,000,000	4,855,211	3.9	5,000,000
Heartland Dental, LLC	Senior Secured First Lien	L + 450	(4)	5.50%	12/2018	984,925	989,007	0.8	987,692
NMSC Holdings, Inc.	Senior Secured Second Lien	L + 1000	(4)	11.00%	10/2023	4,307,480	4,145,844	3.4	4,350,555
NVA Holdings, Inc.	Senior Secured First Lien	L + 450	(4)	5.50%	08/2021	4,054,162	3,966,046	3.2	4,074,433
Onex Carestream Finance LP (5)	Senior Secured First Lien	L + 400	(4)	5.00%	06/2019	423,553	423,947	0.3	412,610
Onex Carestream Finance LP (5)	Senior Secured Second Lien	L + 850	(4)	9.50%	12/2019	197,728	197,728	0.1	163,126
Professional Physical Therapy	Senior Secured First Lien	L + 500	(4)	6.00%	12/2022	7,500,000	7,425,376	5.9	7,518,750
PT Network, LLC (2)(6)	Senior Secured First Lien				11/2021	—	(10,811)	—	—
PT Network, LLC	Senior Secured First Lien	L + 650	(4)	7.50%	11/2021	2,300,000	2,277,339	1.8	2,300,000
Zest Holdings LLC	Senior Secured First Lien	L + 475	(4)	5.75%	08/2020	4,962,500	4,924,402	3.9	4,937,687

						40,629,568	39,998,435	31.7	40,632,251

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(3)	6.00%	01/2021	1,741,127	1,724,253	1.3	1,732,421
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(3)	9.75%	01/2022	504,468	494,600	0.4	494,379

						2,245,595	2,218,853	1.7	2,226,800

Insurance
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 475	(3)	5.75%	04/2022	179,147	177,390	0.1	180,357
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600	(3)	7.00%	03/2023	2,977,500	2,923,345	2.4	2,999,831
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(4)	6.75%	09/2022	460,883	453,252	0.4	456,274
Integro Parent, Inc.	Senior Secured First Lien	L + 575	(4)	6.75%	10/2022	34,259	33,650	—	33,917
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(4)	10.25%	10/2023	$380,282	$373,449	0.3%	$370,775
Integro Parent, Inc.	Senior Secured Second Lien	L + 925	(4)	10.25%	10/2023	2,408,451	2,362,284	1.8	2,348,240

						6,440,522	6,323,370	5.0	6,389,394

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Materials
Berlin Packaging LLC	Senior Secured First Lien	L + 350	(3)	4.50%	10/2021	979,804	983,603	0.8	989,676
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(3)	4.50%	08/2021	967,618	971,009	0.8	975,600
IBC Capital Limited (5)	Senior Secured First Lien	L + 375	(9)	4.99%	09/2021	837,218	826,618	0.6	830,591
Ineos US Finance LLC (5)	Senior Secured First Lien	L + 325	(3)	4.25%	03/2022	492,477	493,470	0.4	499,365
Royal Holdings, Inc.	Senior Secured First Lien	L + 350	(4)	4.50%	06/2022	837,250	839,571	0.7	847,017
Tank Holding Corp.	Senior Secured First Lien	L + 425	(4)	5.25%	03/2022	932,584	940,133	0.7	924,811

						5,046,951	5,054,404	4.0	5,067,060

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(4)	4.25%	09/2021	985,370	986,201	0.7	963,510
iHeartCommunications, Inc. (5)	Senior Secured First Lien	L + 675	(7)	7.52%	01/2019	738,673	708,375	0.5	603,865
Rentpath, Inc. (5)	Senior Secured First Lien	L + 525	(3)	6.25%	12/2021	984,925	992,930	0.8	970,151
Tribune Media Co. (5)	Senior Secured First Lien	L + 300	(7)	3.77%	12/2020	492,500	494,408	0.4	497,272

						3,201,468	3,181,914	2.4	3,034,798

Pharmaceuticals, Biotechnology & Life Sciences
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375	(4)	4.75%	06/2021	837,121	828,864	0.6	832,638

Real Estate
Capital Automotive L.P. (5)	Senior Secured Second Lien	L + 500	(3)	6.00%	04/2020	500,000	507,232	0.4	507,915
DTZ U.S. Borrower, LLC (5)	Senior Secured Second Lien	L + 825	(4)	9.25%	11/2022	425,532	419,844	0.3	426,772

						925,532	927,076	0.7	934,687

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(3)	5.00%	07/2022	930,205	934,721	0.7	862,766
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350	(4)	4.50%	08/2021	984,887	991,511	0.8	998,429
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 400	(4)	5.00%	01/2023	165,417	162,602	0.1	166,540
Strategic Partners, Inc.	Senior Secured First Lien	L + 525	(4)	6.25%	06/2023	6,483,750	6,468,222	5.1	6,548,587

						8,564,259	8,557,056	6.7	8,576,322

Software & Services
Ansira Partners, Inc. (2)(6)	Senior Secured First Lien				12/2022	—	(9,495)	—	(7,159)
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(4)	7.50%	12/2022	6,545,455	6,480,290	5.1	6,496,364
Cision US Inc.	Senior Secured First Lien	L + 600	(4)	7.00%	06/2023	4,975,000	4,787,830	3.9	4,940,797
Compuware Corporation	Senior Secured First Lien	L + 525	(4)	6.25%	12/2021	983,690	969,250	0.8	991,191

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Epicor Software Corporation	Senior Secured First Lien	L + 375	(3)	4.75%	06/2022	$970,883	$972,387	0.8%	$976,432
Informatica Corporation (5)	Senior Secured First Lien	L + 350	(4)	4.50%	08/2022	839,375	840,401	0.6	837,365
Magic Newco LLC (5)	Senior Secured First Lien	L + 400	(3)	5.00%	12/2018	984,595	986,788	0.8	995,366
Mediaocean LLC	Senior Secured First Lien	L + 475	(3)	5.75%	08/2022	6,523,509	6,463,692	5.1	6,564,281
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	06/2022	986,768	989,816	0.8	984,302
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(4)	6.00%	11/2023	4,120,000	4,079,195	3.2	4,078,800
Ministry Brands Intermediate, LLC (2)(6)	Senior Secured First Lien				11/2023	—	(11,300)	—	(11,300)
SMS Systems Maintenance Services, Inc.	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,726,344	7.0	9,015,000
Tibco Software Inc.	Senior Secured First Lien	L + 550	(3)	6.50%	12/2020	399,614	400,396	0.3	402,029
Transportation Insight, LLC	Senior Secured First Lien	L + 525	(3)	6.25%	09/2019	1,862,644	1,846,176	1.4	1,862,644

						38,206,533	37,521,770	29.8	38,126,112

Technology Hardware & Equipment
Riverbed Technology, Inc.	Senior Secured First Lien	L + 325	(3)	4.25%	04/2022	—	114	—	—

Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 725	(4)	8.25%	07/2020	948,068	951,686	0.7	853,261
Charter Communications Operating, LLC (5)	Senior Secured First Lien	L + 225	(7)	2.51%	01/2024	322,562	321,888	0.2	324,880
Level 3 Financing Inc. (5)	Senior Secured First Lien	L + 300	(4)	4.00%	01/2020	500,000	501,315	0.4	507,500
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500	(4)	6.00%	11/2020	982,787	984,672	0.8	985,347

						2,753,417	2,759,561	2.1	2,670,988

Transportation
Kenan Advantage Group, Inc. (2)	Senior Secured First Lien				01/2017	—	8	—	196
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(3)	4.00%	07/2022	778,569	780,484	0.6	782,221
Keurig Green Mountain, Inc. (5)	Senior Secured First Lien	L + 450	(7)	5.31%	03/2023	229,188	225,056	0.2	233,074
Pilot Air Freight, LLC	Senior Secured First Lien	L + 525	(4)	6.25%	10/2022	3,350,000	3,317,358	2.6	3,350,000

						4,357,757	4,322,906	3.4	4,365,491

Utilities
Eastern Power, LLC	Senior Secured First Lien	L + 400	(4)	5.00%	10/2021	938,787	943,975	0.7	949,151

Total Debt Investments United States						$209,302,949	$206,307,450	163.1%	$208,878,346

Equity Investments
Capital Goods
Alion Science and Technology Corp. (11)	Common Stock					535,714	535,715	0.4	554,894

Commercial & Professional Services
Universal Services Equity Investments (11)	Common Stock					1,000,000	1,000,000	0.8	1,000,000
USAGM HoldCo, LLC (11)	Common Stock					238,095	238,095	0.2	238,095

						1,238,095	1,238,095	1.0	1,238,095

Health Care Equipment & Services
ExamWorks Group, Inc. (11)	Common Stock					$7,500	$750,000	0.6%	$750,000

Insurance
Integro Equity (11)	Common Stock					4,226	422,535	0.3	415,645

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Software & Services
SMS Systems Maintenance Services, Inc. (11)	Common Stock					985,000	985,000	0.8	985,000

Total Equity Investments United States						$2,770,535	$3,931,345	3.1%	$3,943,634

Total United States							$210,238,795	166.2%	$212,821,980

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc. (5)	Senior Secured First Lien	E + 575	(12)	5.75%	03/2023	€1,994,499	2,041,092	1.6	2,022,011

Total Debt Investments France						€1,994,499	$2,041,092	1.6%	$2,022,011

Total France							$2,041,092	1.6%	$2,022,011

United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd. (5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	£1,978,200	2,993,723	1.8	2,336,810
CB SDG , Ltd. (2)(5)	Senior Secured First Lien	L + 650	(13)	7.18%	07/2022	442,828	965,988	0.6	740,151

Total Debt Investments United Kingdom						£2,421,028	$3,959,711	2.4%	$3,076,961

Total United Kingdom							$3,959,711	2.4%	$3,076,961

Total Investments							$216,239,598	170.2%	$217,920,952

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $128,056,028 as of December 31, 2016.

(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.

(3)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.

(4)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.

(5)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(6)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(7)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.

(8)	The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.

(9)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR.

(10)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2016 was 3.75%.

(11)	Non-income producing security.

(12)	The interest rate on these loans is subject to a base rate plus 3 month EURIBOR. As the interest rate is subject to a minimum EURIBOR floor which was greater than the 3 month EURIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the EURIBOR floor.

(13)	The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the GBP LIBOR floor.

(14)	These loans are first lien/last-out term loans.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although the Company’s focus is to invest in private credit transactions, in certain circumstances it will also invest in broadly syndicated loans and bonds.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

See accompanying notes.

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

See accompanying notes.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2. During the nine months ended September 30, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method, or straight-line method for revolving credit facilities, over the stated maturity life of the obligation. As of September 30, 2017 and December 31, 2016, there were $1,055,442 and $979,874, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2017 and December 31, 2016, no loans had been placed on non-accrual status by the Company.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

CBDC Universal Equity, Inc. has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2017, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $(380,145) related to the Taxable Subsidiary. As of September 30, 2017, the Company had a deferred tax liability of $380,145 related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at December 31, 2016.

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

For the three and nine months ended September 30, 2017, the Company incurred administrative services expenses of $141,590 and $424,769, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $146,754 was payable at September 30, 2017. For the three and nine months ended September 30, 2016, the Company incurred administrative services expenses of $136,926 and $382,644, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $142,431 was payable at September 30, 2016.

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

See accompanying notes.

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and nine months ended September 30, 2017, the Company incurred expenses of $170,238 and $494,247, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $169,968 was payable at September 30, 2017. For the three and nine months ended September 30, 2016, the Company incurred expenses of $157,752 and $464,189, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $156,604 was payable at September 30, 2016.

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

For the three and nine months ended September 30, 2017, the Company incurred management fees, which are net of waived amounts, of $710,176 and $1,982,695, respectively, of which $710,175 was payable at September 30, 2017. For the three and nine months ended September 30, 2016, the Company incurred management fees, which are net of waived amounts, of $432,213 and $1,179,301, respectively, of which $432,213 was payable at September 30, 2016.

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

See accompanying notes.

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

For the three and nine months ended September 30, 2017, the Company incurred income incentive fees of $504,005 and $1,118,540, respectively, of which $504,005 was payable at September 30, 2017. For the three and nine months ended September 30, 2016, the Company incurred income incentive fees of $63,956 and $63,956, respectively, which was payable at September 30, 2016.

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

No capital gains incentive fees were incurred for the nine months ended September 30, 2017 and 2016.

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

See accompanying notes.

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended September 30, 2017, the Company recorded directors’ fees of $72,500 and $217,500, respectively, of which $52,188 was payable at September 30, 2017. For the three and nine months ended September 30, 2016, the Company recorded directors’ fees of $67,250 and $217,167, respectively, of which $47,250 was payable at September 30, 2016.

Note 4. Investments

The Company’s investments at any time may include securities and other financial instruments or other assets of any sort, including, without limitation, corporate and government bonds, convertible securities, collateralized loan obligations, term loans, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (including, but not limited to credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these consolidated financial statements as “investments”).

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of September 30, 2017 and December 31, 2016, all investments held are non-controlled/non-affiliated investments.

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

See accompanying notes.

Investments at fair value consisted of the following at September 30, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$216,950,902	$219,298,328	$2,347,426
Senior Secured Second Lien	65,534,846	67,102,430	1,567,584
Unsecured Debt	5,539,768	5,522,125	(17,643)
Preferred Stock	1,891,892	1,951,500	59,608
Common Stock	7,381,843	8,110,093	728,250

Total Investments	$297,299,251	$301,984,476	$4,685,225

Investments at fair value consisted of the following at December 31, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$166,178,326	$166,531,949	$353,623
Senior Secured Second Lien	41,259,110	42,495,369	1,236,259
Unsecured Debt	4,870,817	4,950,000	79,183
Common Stock	3,931,345	3,943,634	12,289

Total Investments	$216,239,598	$217,920,952	$1,681,354

The industry composition of investments at fair value at September 30, 2017 and December 31, 2016 is as follows:

Industry	Fair Value September 30, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
Automobiles & Components	$15,287,298	5.06%	$3,183,333	1.46%
Capital Goods	14,417,363	4.78	17,714,408	8.13
Commercial & Professional Services	73,127,612	24.22	36,916,967	16.94
Consumer Durables & Apparel	3,030,000	1.00	4,001,176	1.84
Consumer Services	26,521,756	8.78	22,012,237	10.10
Diversified Financials	2,962,237	0.98	2,993,211	1.37
Energy	634,963	0.21	668,962	0.31
Food & Staples Retailing	7,518,805	2.49	3,779,136	1.73
Food, Beverage & Tobacco	738,257	0.25	5,596,213	2.57
Health Care Equipment & Services	61,658,335	20.42	41,382,251	18.99
Household & Personal Products	2,227,326	0.74	2,226,800	1.02
Insurance	3,658,507	1.21	6,805,039	3.12
Materials	3,507,696	1.16	5,067,060	2.32
Media	6,198,913	2.05	3,034,798	1.39
Pharmaceuticals, Biotechnology & Life Sciences	—	—	832,638	0.38
Real Estate	427,304	0.14	934,687	0.43
Retailing	7,289,952	2.41	8,576,322	3.94
Software & Services	63,375,508	20.99	42,188,073	19.36
Technology Hardware & Equipment	5,296,990	1.75	2,022,011	0.93
Telecommunication Services	—	—	2,670,988	1.23
Transportation	4,105,654	1.36	4,365,491	2.00
Utilities	—	—	949,151	0.44

Total Investments	$301,984,476	100.00%	$217,920,952	100.00%

See accompanying notes.

The geographic composition of investments at fair value at September 30, 2017 and December 31, 2016 is as follows:

Geographic Region	Fair Value September 30, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
United States	$296,285,761	98.11%	$212,821,980	97.66%
United Kingdom	3,401,725	1.13	3,076,961	1.41
France	2,296,990	0.76	2,022,011	0.93

Total Investments	$301,984,476	100.00%	$217,920,952	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2017:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$91,401,744	$127,896,584	$219,298,328
Senior Secured Second Lien	—	23,540,300	43,562,130	67,102,430
Unsecured Debt	—	—	5,522,125	5,522,125
Preferred Stock	—	—	1,951,500	1,951,500
Common Stock	—	—	8,110,093	8,110,093

Total Investments	$—	$114,942,044	$187,042,432	$301,984,476

The following table presents fair value measurements of investments as of December 31, 2016:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$101,132,842	$65,399,107	$166,531,949
Senior Secured Second Lien	—	21,141,689	21,353,680	42,495,369
Unsecured Debt	—	—	4,950,000	4,950,000
Common Stock	—	—	3,943,634	3,943,634

Total Investments	$—	$122,274,531	$95,646,421	$217,920,952

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2017, based off of the fair value hierarchy at September 30, 2017:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of December 31, 2016	$65,399,107	$21,353,680	$4,950,000	$-	$3,943,634	$95,646,421
Amortized discounts/premiums	225,371	78,638	13,368	-	-	317,377
Paid in-kind interest	4,405	-	38,078	-	-	42,483
Net realized gain (loss)	19,060	51,847	19	-	-	70,926
Net change in unrealized appreciation (depreciation)	1,968,119	440,031	(96,825)	59,608	715,960	3,086,893
Purchases	71,189,955	23,614,442	618,473	1,891,892	4,327,003	101,641,765
Sales/return of capital/principal repayments/paydowns	(10,909,433)	(1,976,508)	(988)	-	(876,504)	(13,763,433)
Transfers in	-	-	-	-	-	-
Transfers out	-	-	-	-	-	-

Balance as of September 30, 2017	$127,896,584	$43,562,130	$5,522,125	$1,951,500	$8,110,093	$187,042,432

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2017	$2,113,471	$457,930	$(96,825)	$59,608	$715,960	$3,250,144

See accompanying notes.

During the nine months ended September 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2016 based off of fair value hierarchy at September 30, 2016:

	Senior	Senior
	Secured	Secured	Unsecured	Common
	First Lien	Second Lien	Debt	Stock	Total
Balance as of December 31, 2015	$32,607,633	$12,236,479	$5,000,000	$1,958,249	$51,802,361
Amortized discounts/premiums	87,217	9,860	11,466	-	108,543
Paid in-kind interest	-	-	-	-	-
Net realized gain (loss)	16,662	10,669	-	-	27,331
Net change in unrealized appreciation (depreciation)	(59,666)	735,237	(111,466)	(10,715)	553,390
Purchases	38,210,710	12,147,240	-	988,095	51,346,045
Sales/return of capital/principal repayments/paydowns	(2,928,147)	(1,222,849)	-	-	(4,150,996)
Transfers in	-	-	-	-	-
Transfers out	(4,391,077)	(12,609,156)	-	-	(17,000,233)

Balance as of September 30, 2016	$63,543,332	$11,307,480	$4,900,000	$2,935,629	$82,686,441

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2016	$(145,758)	$362,560	$(111,466)	$(10,715)	$94,621

During the nine months ended September 30, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$127,896,584	Discounted Cash Flows	Discount Rate	5.7% - 9.8% (6.9%)

Senior Secured Second Lien	$43,562,130	Discounted Cash Flows	Discount Rate	8.5% - 10.9% (9.7%)

Unsecured Debt	$5,522,125	Discounted Cash Flows	Discount Rate	11.7% - 14.1% (12.0%)

Preferred Stock	$1,951,500	Market Multiple	Comparable EBITDA Multiple	16.2x - 16.2x (16.2x)

Common Stock	$8,110,093	Market Multiple	Comparable EBITDA Multiple	6.5x - 16.2x (11.2x)

See accompanying notes.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$65,399,107	Discounted Cash Flows	Discount Rate	5.7% - 9.9% (7.1%)

Senior Secured Second Lien	$21,353,680	Discounted Cash Flows	Discount Rate	9.8% - 10.5% (10.1%)

Unsecured Debt	$4,950,000	Discounted Cash Flows	Discount Rate	11.2%

Common Stock	$3,943,634	Market Multiple	Comparable EBITDA Multiple	10.5x - 13.4x (11.8x)

As noted above, the discounted cash flows, market rate and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2017 and December 31, 2016. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be    received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is    risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market rate approach are the effective yield on a loan given its current fair value mark and the market yields for that type of loan. An increase in the market yield would result in a decrease in the fair value. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s revolving credit facility, as of September 30, 2017 and December 31, 2016, approximates its fair value as the revolving credit facility, issued at market terms, includes a variable interest rate, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$80,928,575	$44,071,425	$80,928,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	75,000,000	58,309,591	17,089,581	58,014,441

Total Debt	$200,000,000	$139,238,166	$61,161,006	$138,943,016

	December 31, 2016
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$75,000,000	$47,628,575	$27,371,425	$47,628,575
Revolving Credit Facility (3)(5)	50,000,000	47,809,591	2,998,009	47,021,934

Total Debt	$125,000,000	$95,438,166	$30,369,434	$94,650,509

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.

See accompanying notes.

(2)	The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency translation adjustments.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of September 30, 2017 and December 31, 2016, was $57,910,419 and $47,006,114, respectively.

As of September 30, 2017 and December 31, 2016, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017, the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight-line basis. As of September 30, 2017 and December 31, 2016, deferred financing costs related to the SPV Asset Facility were $934,439 and $900,020, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

See accompanying notes.

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

Costs incurred in connection with obtaining the Revolving Credit Facility are recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility on a straight-line basis. As of September 30, 2017 and December 31, 2016, deferred financing costs related to the Revolving Credit Facility were $0 and $79,854, respectively, and are included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on a straight-line basis. As of September 30, 2017, deferred financing costs related to the Revolving Credit Facility II were $121,003 and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Borrowing interest expense	$1,152,097	$554,851	$3,012,006	$1,298,341
Facility fees	64,630	48,841	172,197	139,941
Amortization of financing costs	199,398	142,952	568,144	466,458

Total	$1,416,125	$746,644	$3,752,347	$1,904,740

Weighted average interest rate	3.27%	2.59%	3.16%	2.34%
Average outstanding balance	$139,727,139	$85,171,506	$127,512,491	$74,170,227

See accompanying notes.

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2017 and December 31, 2016, the Company had unfunded commitments denominated in USD totaling $16,348,767 and $9,297,035, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £377,841 and £377,841 at September 30, 2017 and December 31, 2016, respectively.

Other Commitments and Contingencies

As of September 30, 2017, the Company had $389 million in total capital commitments from investors. Of this amount, $10 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $228 million as of September 30, 2017.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the nine months ended September 30, 2017, the Advisor allocated to the Company $79,445 of equity offering costs and $56,790 of organization costs, of which $38,924 was included in Due from Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2017. Since June 26, 2015 (Commencement) through September 30, 2017, the Advisor has allocated to the Company $365,447 of equity offering costs and $261,232 of organization costs.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $228.0 million and $246.7 million as of September 30, 2017 and December 31, 2016, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30, 2017
Quarter Ended	Shares	Amount
September 30, 2017	488,138	$10,000,000
June 30, 2017	490,701	10,000,000
March 31, 2017	744,085	15,000,000

Total Capital Drawdowns	1,722,924	$35,000,000

	For the nine months ended September 30, 2016
Quarter Ended	Shares	Amount
September 30, 2016	613,121	$12,000,000
June 30, 2016	728,257	14,000,000
March 31, 2016	624,382	12,000,000

Total Capital Drawdowns	1,965,760	$38,000,000

See accompanying notes.

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

At September 30, 2017 and December 31, 2016, CCG LP and its affiliates owned 3.52% and 4.47%, respectively, of the outstanding common shares of the Company.

For the nine months ended September 30, 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
September 30, 2017	$2,470,579	$0.30
June 30, 2017	$2,169,823	$0.29
March 31, 2017	$1,994,047	$0.28

For the nine months ended September 30, 2016, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
September 30, 2016	$1,543,640	$0.26
June 30, 2016	$1,164,992	$0.22
March 31, 2016	$1,130,001	$0.24

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2017 and December 31, 2016, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net increase (decrease) in net assets resulting from operations	$2,351,012	$3,204,744	$8,857,866	$7,414,950
Weighted average common shares outstanding	7,848,043	5,510,123	7,349,165	4,891,535
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.30	$0.58	$1.21	$1.52

See accompanying notes.

Note 10. Income Taxes

As of September 30, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$297,299,251

Gross unrealized appreciation	$6,255,725
Gross unrealized depreciation	(1,570,500)

Net unrealized investment appreciation	$4,685,225

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$216,264,636

Gross unrealized appreciation	$2,754,130
Gross unrealized depreciation	(1,097,814)

Net unrealized investment appreciation	$1,656,316

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2017 and 2016, relating to the common shares issued through September 30, 2017 and 2016 pursuant to the Subscription Agreements:

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$19.13

Net investment income after tax	0.96	0.78
Net realized and unrealized gains (losses) on investments(2)	0.25	0.58

Net increase (decrease) in net assets resulting from operations	1.21	1.36

Distributions declared from net investment income(3)	(0.87)	(0.71)
Offering costs	(0.02)	(0.01)

Total increase (decrease) in net assets	0.36	0.64

Net asset value, end of period	$20.40	$19.77
Shares outstanding, end of period	8,102,916	6,023,349
Weighted average shares outstanding	7,349,165	4,891,535
Total return(4)(5)	7.85%	9.50%

Ratio/Supplemental Data:
Net assets, end of period	$165,263,435	$119,101,001
Ratio of total expenses to average net assets(6)	7.97%	6.91%
Ratio of net investment income to average net assets(6)	6.34%	5.20%
Ratio of interest and credit facility expenses to average net assets(5)	3.37%	2.60%
Ratio of incentive fees to average net assets(5)	1.00%	0.09%
Portfolio turnover rate(7)	15.88%	14.00%
Asset coverage ratio(8)	2.18	2.25

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

See accompanying notes.

(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.
(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)	Not annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2017 and for the nine months ended September 30, 2017.

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company seeks to achieve its investment objectives by investing primarily in secured debt (including senior secured first-lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, broadly syndicated loans and bonds are generally more liquid than and complement our private credit transactions.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

See accompanying notes.

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

See accompanying notes.

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

As of September 30, 2017 and December 31, 2016, our portfolio at fair value was comprised of the following:

	September 30, 2017		December 31, 2016
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$205.7	64.5%	$156.9	68.9%
Unitranche	29.8	9.4	19.4	8.5
Senior secured second-lien	67.7	21.2	42.5	18.7
Unsecured	5.5	1.7	5.0	2.2
Equity	10.1	3.2	3.9	1.7

Total investments	$318.8	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $16.9 million and $9.8 million as of September 30, 2017 and December 31, 2016, respectively.

See accompanying notes.

The following table shows the asset mix of our new investment commitments for the three months ended September 30, 2017 and September 30, 2016, and for the nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$24.4	68.6%	$40.6	81.2%
Unitranche	9.3	26.2	0.5	1.1
Senior secured second-lien	1.8	5.2	7.9	15.7
Unsecured	—	—	—	—
Equity	0.0	0.0	1.0	2.0

Total investment commitments	$35.5	100.0%	$50.0	100.0%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$80.8	62.5%	$78.3	81.8%
Unitranche	9.3	7.2	4.3	4.5
Senior secured second-lien	33.1	25.7	12.1	12.7
Unsecured	0.6	0.5	—	—
Equity	5.3	4.1	1.0	1.0

Total investment commitments	$129.1	100.0%	$95.7	100.0%

For the three months ended September 30, 2017, we had principal repayments of $16.5 million. For this period, we had sales of securities in three portfolio companies aggregating approximately $3.2 million in net proceeds. For the three months ended September 30, 2017, we had a net portfolio increase of $14.2 million aggregate principal amount (amortized cost).

For the nine months ended September 30, 2017, we had principal repayments of $32.2 million. For this period, we had sales of securities in fifteen portfolio companies aggregating approximately $10.8 million in net proceeds. For the nine months ended September 30, 2017, we had a net portfolio increase of $81.1 million aggregate principal amount (amortized cost).

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

The following table presents certain selected information regarding our investment portfolio at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Weighted average total yield to maturity of debt and income producing securities (at fair value)	7.6%	7.3%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.0%	7.5%
Weighted average interest rate of debt and income producing securities	7.6%	7.2%
Percentage of debt bearing a floating rate	91.8%	90.8%
Percentage of debt bearing a fixed rate	8.2%	9.2%
Number of portfolio companies	79	95

See accompanying notes.

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$314.3	100.0%	$226.1	100.0%
Non-accrual	—	—	—	—

Total assets	$314.3	100.0%	$226.1	100.0%

(1)	Includes unfunded commitments at cost of $16.9 million and $9.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

See accompanying notes.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2017 and December 31, 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2017 (1)		December 31, 2016 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$0.8	0.3%	$—	— %
2	273.2	85.7	220.4	96.8
3	44.8	14.0	7.3	3.2
4	—	—	—	—
5	—	—	—	—

Total	$318.8	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $16.9 million and $9.8 million as of September 30, 2017 and December 31, 2016, respectively.

RESULTS OF OPERATIONS

Operating results for the three months ended September 30, 2017 and September 30, 2016 and for the nine months ended September 30, 2017 and September 30, 2016, were as follows:

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Total investment income	$6,186,137	$3,456,059	$15,942,809	$8,869,706
Less: Total expenses	3,330,110	1,873,387	8,891,225	5,075,364

Net investment income before taxes	$2,856,027	$1,582,672	$7,051,584	$3,794,342
Income taxes	—	800	1,689	1,600

Net investment income	2,856,027	1,581,872	7,049,895	3,792,742
Net realized gain (loss) on investments (1)	(87,643)	(467)	(351,570)	(403,372)
Net unrealized appreciation (depreciation) on investments (1)	(37,227)	1,623,339	2,539,686	4,025,580
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(380,145)	—	(380,145)	—

Net increase in net assets resulting from operations	$2,351,012	$3,204,744	$8,857,866	$7,414,950

(1) Includes foreign exchange hedging activity. Investment Income
	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Interest from investments	$6,092,354	$3,451,311	$15,775,733	$8,864,374
Dividend Income	—	—	—	—
Other income	93,783	4,748	167,076	5,332

Total	$6,186,137	$3,456,059	$15,942,809	$8,869,706

See accompanying notes.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $3.5 million for the three months ended September 30, 2016 compared to $6.1 million for the three months ended September 30, 2017, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $196.5 million during the three months ended September 30, 2016 to $306.2 million during the three months ended September 30, 2017. We did not have dividend income for the three months ended September 30, 2017 and September 30, 2016. Other income primarily relates to the amortization of loan administration fees earned as the administration agent.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $8.9 million for the nine months ended September 30, 2016 compared to $15.7 million for the nine months ended September 30, 2017, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $174.7 million during the nine months ended September 30, 2016 to $278.7 million during the nine months ended September 30, 2017. We did not have dividend income for the nine months ended September 30, 2017 and September 30, 2016. Other income primarily relates to the amortization of loan administration fees earned as the administration agent.

Expenses

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Interest and credit facility expenses	$1,416,125	$746,644	$3,752,347	$1,904,740
Management fees	710,176	432,213	1,982,695	1,179,301
Income Incentive Fees	504,005	63,956	1,118,540	63,956
Directors’ fees	72,500	67,250	217,500	217,167
Professional fees	184,802	160,000	536,368	546,273
Organization expenses	16,226	19,470	56,790	61,657
Other general and administrative expenses	426,276	383,854	1,226,985	1,102,270

Total expenses	$3,330,110	$1,873,387	$8,891,225	$5,075,364

Interest and Credit Facility Expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility, Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015, on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $0.7 million for the three months ended September 30, 2016 to $1.4 million for the three months ended September 30, 2017. This increase was primarily due to an increase in the weighted average debt outstanding from $85.2 million for the three months ended September 30, 2016 to $139.7 million for the three months ended September 30, 2017. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the three months ended September 30, 2017 and September 30, 2016 were 3.3% and 2.6%, respectively.

Interest and credit facility expenses increased from $1.9 million for the nine months ended September 30, 2016 to $3.8 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in the weighted average debt outstanding from $74.2 million for the nine months ended September 30, 2016 to $127.5 million for the nine months ended September 30, 2017. Average interest rate (excludes deferred upfront financing costs and unused fees) on our weighted average debt outstanding for the nine months ended September 30, 2017 and September 30, 2016 were 3.2% and 2.3%, respectively.

Management fees

Management fees will be calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.4 million for the three months ended September 30, 2016 to $0.7 million for the three months ended September 30, 2017 due to the increase in total assets, which increased from an average of $199.3 million for the three months ended September 30, 2016 to an average of $304.0 million for the three months ended September 30, 2017. Waived management fees for the three months ended September 30, 2017 and September 30, 2016 were approximately $0.4 million and $0.3 million, respectively. The Advisor will not be permitted to recoup any waived amounts at any time.

See accompanying notes.

Management fees, net of waived management fees, increased from $1.2 million for the nine months ended September 30, 2016 to $2.0 million for the nine months ended September 30, 2017 due to the increase in total assets, which increased from an average of $176.2 million for the nine months ended September 30, 2016 to an average of $277.0 million for the nine months ended September 30, 2017. Waived management fees for the nine months ended September 30, 2017 and September 30, 2016 were approximately $1.1 million and $0.8 million, respectively.

Income incentive fees

Income incentive fees increased from $0.1 million for the three and nine months ended September 30, 2016 to $0.5 million and $1.1 million for the three and nine months ended September 30, 2017, respectively. The increase was due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period) as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the three and nine months ended September 30, 2017, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 15.0% and 13.7% compared to 3.9% and 1.7% for the three and nine months ended September 30, 2016, respectively. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended September 30, 2016 and September 30, 2017, respectively, while other general and administrative expenses also remained flat at $0.4 million for the three months ended September 30, 2016 and September 30, 2017, respectively.

Professional fees remained flat at $0.5 million for the nine months ended September 30, 2016 and September 30, 2017, respectively, while other general and administrative expenses increased from $1.1 million for the nine months ended September 30, 2016 to $1.2 million for the nine months ended September 30, 2017. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and nine months ended September 30, 2017, we called $10.0 million and $35.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2017, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three and nine months ended September 30, 2016, we called $12.0 million and $38.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2016, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

See accompanying notes.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and nine months ended September 30, 2017 and September 30, 2016, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Realized losses on investments	$(121,126)	$(3,869)	$(408,679)	$(467,821)
Realized gains on investments	33,998	4,798	59,618	24,886
Realized gains on foreign currency transactions	327	373	1,075	59,239
Realized losses on foreign currency transactions	(842)	(1,769)	(3,584)	(19,676)

Net realized gains (losses)	$(87,643)	$(467)	$(351,570)	$(403,372)

Change in unrealized depreciation on investments	$(97,551)	$372,048	$16,482	$1,809,834
Change in unrealized appreciation on investments	228,673	1,141,466	2,987,389	1,761,430
Change in unrealized depreciation on foreign currency translation	(181,099)	(23,891)	(492,508)	(25,061)
Change in unrealized appreciation on foreign currency translation	12,750	133,716	28,323	479,377

Net unrealized appreciation (depreciation)	$(37,227)	$1,623,339	$2,539,686	$4,025,580

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

See accompanying notes.

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

CBDC Universal Equity, Inc. has elected to be a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2017, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $(380,145) related to the Taxable Subsidiary. As of September 30, 2017, the Company had a deferred tax liability of $380,145 related to the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at December 31, 2016.

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and nine months ended September 30, 2017 and September 30, 2016.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had $7.8 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $7.8 million combined with our uncalled capital commitments of $228.0 million, $17.1 million undrawn amount on our Revolving Credit Facility II and $44.1 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At September 30, 2017, we had received capital commitments totaling $389.0 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered eleven capital drawdown notices to our investors relating to the issuance of 8,097,569 of our common shares for an aggregate offering of $161.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of September 30, 2017, the Company received all amounts relating to the eleven capital drawdown notices.

During the three and nine months ended September 30, 2017, we issued 1,364.08 and 3,141.93 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $27,799 and $63,435. For the three and nine months ended September 30, 2016, we issued 468.90 and 1,274.03 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $9,014 and $24,701.

See accompanying notes.

Debt

Debt consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$80.9	$44.1	$80.9
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	75.0	58.3	17.1	58.0

Total Debt	$200.0	$139.2	$61.2	$138.9

	December 31, 2016
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$75.0	$47.6	$27.4	$47.6
Revolving Credit Facility (3)(5)	50.0	47.8	3.0	47.0

Total Debt	$125.0	$95.4	$30.4	$94.6

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility, and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of September 30, 2017 and December 31, 2016, was $57,910,419 and $47,006,114, respectively.

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

See accompanying notes.

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

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Borrowing interest expense	$1,152,097	$554,851	$3,012,006	$1,298,341
Unused facility fees	64,630	48,841	172,197	139,941
Amortization of upfront commitment fees	160,336	110,274	459,932	275,287
Amortization of deferred financing costs	39,062	32,678	108,212	191,171

Total interest and credit facility expenses	$1,416,125	$746,644	$3,752,347	$1,904,740

Weighted average interest rate	3.3%	2.6%	3.2%	2.3%
Weighted average outstanding balance	$139,727,139	$85,171,506	$127,512,491	$74,170,227

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2017 and December 31, 2016, our asset coverage ratio was 2.18 to 1 and 2.35 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

See accompanying notes.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2017, the Company recorded $0 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the nine months ended September 30, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

See accompanying notes.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the nine months ended September 30, 2017, the Advisor allocated to the Company $79,445 of equity offering costs and $56,790 of organization costs, of which $136,235 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2017. Since June 26, 2015 (Commencement) through September 30, 2017, the Advisor has allocated to the Company $365,447 of equity offering costs and $261,232 of organization costs.

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

See accompanying notes.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2017 and December 31, 2016, no loans had been placed on non-accrual status by the Company.

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

As of September 30, 2017, 91.8% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility and SPV Asset Facility also bear interest at variable rates.

See accompanying notes.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$8.6	$4.2	$4.4
Up 200 basis points	$5.7	$2.8	$2.9
Up 100 basis points	$2.9	$1.4	$1.5
Down 25 basis points	$(0.7)	$(0.3)	$(0.4)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2017, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended September 30, 2017:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2017	$—	—	—	$4,362,861
August 2017	—	—	—	4,362,861
September 2017	—	—	—	4,362,861

Total	$—	—	—	$4,362,861

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

See accompanying notes.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Revolving Credit Agreement on Form 8-K filed on March 31, 2016).

10.9	Revolving Credit Agreement, dated June 29, 2017, with the Company, as Initial Borrower and Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Item 1.01 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

See accompanying notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: November 13, 2017	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 13, 2017	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer

See accompanying notes.