Form 10-K
period 2017-12-31
Crescent Capital BDC, Inc.
filed 2018-03-23
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at March 23, 2018 was 9,343,227.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2018 annual meeting of stockholders are incorporated by reference in Part III.

CRESENT CAPITAL BDC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FOR

YEAR ENDED DECEMBER 31, 2017

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

About CCG LP

Crescent Capital Corporation, a predecessor to the business of CCG LP, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed CCG LP, an employee-owned, registered investment adviser. With its headquarters in Los Angeles, CCG LP has over 160 employees based in four offices in the U.S. and Europe. Messrs. Attanasio and Chapus head CCG LP’s management committee, which oversees all of CCG LP’s operations.

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

Investment Strategy

We intend to follow CCG LP’s approach to investing, which is based upon fundamental credit research and risk analysis. This approach reflects CCG LP’s view that the cornerstone of successful investing is fundamental credit analysis.

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

Investment Focus

Generally, we focus on investing in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million. We may on occasion invest in larger or smaller companies.

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

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, the Company may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that the Company would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. The term “mezzanine” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

We will pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee based on income and an incentive fee based on capital gains. The first part, the income incentive fee, which is described in more detail in the bullet points below, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized), (the “Hurdle”), and a catch-up feature, until the Advisor has received, (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the pre-incentive fee net investment income for the current quarter up to, (i) prior to a Qualified IPO, 1.7647%, or (ii) after a Qualified IPO, 1.8182% (the “Catch-up”), and (b) (i) prior to a Qualified IPO, 15% or (ii) after a Qualified IPO, 17.5%, of all remaining pre-incentive fee net investment income above the “Catch-up.” The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

Prior to the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•	no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Pre-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7647% by the Company’s net assets (as defined above) at the beginning of each applicable calendar quarter. The Pre-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 15% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Pre-Qualified IPO Catch-Up Amount in any calendar quarter; and

•	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Pre-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 15% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

On and after the occurrence of a Qualified IPO, the Company will pay the income incentive fee in each calendar quarter as follows:

•	no income incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Amount;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.8182% by the Company’s net assets (as defined above) at the beginning of each applicable calendar quarter. The Post-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches the Post-Qualified IPO Catch-Up Amount in any calendar quarter; and

•	for any calendar quarter in which the Company’s pre-incentive fee net investment income exceeds the Post-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 17.5% of the amount of the Company’s pre-incentive fee net investment income for the calendar quarter.

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

•	allocated organization costs from the Advisor incurred prior to the commencement of our operations up to a maximum of $1.5 million;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	independent directors’ fees and expenses;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to the Company, including but not limited to, our chief compliance officer, chief financial officer and their respective staffs);

•	U.S. federal, state and local taxes;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	brokerage commissions;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws;

•	debt service and other costs of borrowings or other financing arrangements; and

•	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the 1934 Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the 1934 Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by CCG LP. Although CCG LP will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential Conflicts of Interest” and “ —Conflicts Related to Obligations of CCG LP or the Advisor’s investment committee.”

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

The Initial Closing was June 26, 2015. Additional closings are expected to occur from time to time as determined by the Company. As the Company enters into a Subscription Agreement with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Company’s Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company’s common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses. At December 31, 2017, we had received capital commitments totaling $391.7 million, of which $10.0 million was from CCG LP.

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

Holders

As of December 31, 2017, there were approximately 18 holders of record of our common stock.

Distribution Policy

To the extent that we have taxable income available, we distribute quarterly dividends to our stockholders. The amount of our dividends, if any, are determined by our Board of Directors. Dividends and distributions are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Distributions will generally be paid from net investment income. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. If we do not generate sufficient net investment income during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year. Any dividends to our stockholders will be declared out of assets legally available for distribution.

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

The following tables summarize the Company’s dividends declared and payable for the periods ended December 31, 2017, December 31, 2016 and December 31, 2015(1):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 30, 2017	March 31, 2017	April 13, 2017	$0.28	$1,994,047
June 29, 2017	June 30, 2017	July 14, 2017	$0.29	$2,169,823
September 28, 2017	September 29, 2017	October 13, 2017	$0.30	$2,470,579
December 28, 2017	December 29, 2017	January 12, 2018	$0.31	$2,707,232

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 30, 2016	March 31, 2016	April 15, 2016	$0.24	$1,130,001
June 29, 2016	June 30, 2016	July 15, 2016	$0.22	$1,164,992
September 29, 2016	September 30, 2016	October 14, 2016	$0.26	$1,543,640
December 12, 2016	December 13, 2016	December 19, 2016	$0.11	$650,000
December 29, 2016	December 30, 2016	January 13, 2017	$0.27	$1,750,000

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
September 29, 2015	September 30, 2015	October 15, 2015	$0.04	$151,009
December 29, 2015	December 30, 2015	January 15, 2016	$0.23	$924,998

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

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

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data for the years ended December 31, 2017 and December 31, 2016, and for the period from February 5, 2015 (Inception) to December 31, 2015 have been derived from our audited consolidated financial statements, which are included in “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

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

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Consolidated Statements of Operations Data

Income
Total investment income	$22,291,677	$13,887,777	$3,302,668
Expenses
Net expenses and income and excise taxes	12,384,112	7,479,618	2,400,667

Net investment income (loss)	$9,907,565	$6,408,159	$902,001
Net realized gain (loss) on investments—non-controlled/non-affiliated	(345,718)	(83,952)	(73,241)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(289,512)	5,444,486	(2,983,802)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(217,149)	—	—

Net increase (decrease) in net asset resulting from operations	$9,055,186	$11,768,693	$(2,155,042)

Per Common Share Data
Net asset value	$20.10	$20.08	$19.13
Earnings Per Share (2)
Net investment income	1.31	1.23	0.55
Net realized gain (loss) on investments	(0.04)	(0.01)	(0.05)
Net change in unrealized appreciation (depreciation) on investments	(0.07)	1.05	(1.82)
Net increase (decrease) in net assets resulting from operations (basic and diluted)	1.20	2.27	(1.32)
Per share distributions declared (3)	1.18	1.10	0.27
From net investment income	1.18	1.10	0.27
From capital gains	—	—	—
From return of capital	—	—	—
Dollar amount of distributions declared	9,341,681	6,238,633	1,076,007
From net investment income	9,341,681	6,238,633	1,076,007
From capital gains	—	—	—
From return of capital	—	—	—

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Earnings per share data is divided by the weighted average shares outstanding for the applicable period.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.

	December 31, 2017	December 31, 2016	December 31, 2015
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$319,126,672	$217,920,952	$138,068,497
Cash, cash equivalents and foreign currency	9,270,912	5,119,325	4,767,556
Total assets	329,817,175	225,564,977	143,539,305
Debt	151,703,970	94,650,509	54,710,850
Total liabilities	157,017,186	97,508,949	65,953,067
Total net assets	172,799,989	128,056,028	77,586,238

Other Data:
Number of portfolio companies at year end	80	95	102
Average funded investments in portfolio companies (at fair value)	$3,989,083	$2,293,905	$1,278,412

Total return based on net asset value (1)	6.0%	10.7%	(3.0)%
Weighted average yield of debt investments at fair value (2)	8.0%	7.3%	7.2%
Weighted average yield of debt investments at amortized cost (2)	8.3%	7.5%	7.1%

(1)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(2)	Weighted average yield on debt investments at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at fair value. Weighted average yield on debt investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at amortized cost.

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company seeks to achieve its investment objectives by investing primarily in secured debt (including senior secured first-lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from its target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, broadly syndicated loans and bonds are generally more liquid than and complement our private credit transactions.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, the Company may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that the Company would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. The term “mezzanine” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. The Company may make multiple investments in the same portfolio company. From February 5, 2015 (Inception) through June 25, 2015, the Company devoted substantially all of its efforts to establishing the business and raising capital commitments from private investors. On June 26, 2015, the Company entered into subscription agreements with several investors, including Crescent Capital Group LP and its affiliates (CCG LP), providing for the private placement of the Company’s common stock. The Company commenced investment operations on June 26, 2015 (Commencement).

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

Expenses

Our primary operating expenses include the payment of Management fees and Incentive fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company (the “Sub-Administration Agreements”) and other operating costs described below. The Management and Incentive fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	allocated organization costs from the Advisor incurred prior to the commencement of our operations up to a maximum of $1.5 million;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	independent directors’ fees and expenses;

•	administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to the Company, including but not limited to, our chief compliance officer, chief financial officer and their respective staffs);

•	U.S. federal, state and local taxes;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	brokerage commissions;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws;

•	debt service and other costs of borrowings or other financing arrangements; and

•	all other expenses reasonably incurred by us in connection with making investments and administering our business.

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

PORTFOLIO INVESTMENT ACTIVITY

We seek to create a broad and varied portfolio that generally includes senior secured first-lien, unitranche, senior secured second lien and subordinated loans and minority equity securities of U.S. middle market companies. The size of our individual investments will vary proportionately with the size of our capital base. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity.

As of December 31, 2017 and December 31, 2016, our portfolio at fair value was comprised of the following:

	December 31, 2017		December 31, 2016
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$212.0	62.2%	$146.4	64.3%
Unitranche	42.5	12.5	29.9	13.1
Senior secured second-lien	70.7	20.7	42.5	18.7
Unsecured	5.6	1.7	5.0	2.2
Equity	9.9	2.9	3.9	1.7

Total investments	$340.7	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $21.6 million and $9.8 million as of December 31, 2017 and December 31, 2016, respectively.

The following table shows the asset mix of our new investment commitments for the years ended December 31, 2017 and December 31, 2016, and the period from February 5, 2015 (Inception) to December 31, 2015:

					For the period from February
	Year Ended December 31, 2017		Year Ended December 31, 2016		5, 2015 (Inception) to December 31, 2015 (1)
($ in millions)	Cost	Percentage	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$104.6	63.1%	$100.3	69.7%	$103.0	69.9%
Unitranche	16.3	9.8	19.4	13.5	12.8	8.7
Senior secured second-lien	38.3	23.1	22.3	15.5	24.7	16.8
Unsecured	0.6	0.4	—	—	4.9	3.3
Equity	6.0	3.6	1.9	1.3	2.0	1.3

Total investments	$165.8	100.0%	$143.9	100.0%	$147.4	100.0%

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

For the year ended December 31, 2017, we had principal repayments of $42.8 million. For this period, we had sales of securities in sixteen portfolio companies aggregating approximately $11.3 million in net proceeds. For the year ended December 31, 2017, we had a net portfolio increase of $101.0 million aggregate principal amount (amortized cost).

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

The following table presents certain selected information regarding our investment portfolio at fair value as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Weighted average total yield to maturity of debt and income producing securities (at fair value)	8.0%	7.3%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.3%	7.5%
Weighted average interest rate of debt and income producing securities	7.9%	7.2%
Percentage of debt bearing a floating rate	91.3%	90.8%
Percentage of debt bearing a fixed rate	8.7%	9.2%
Number of portfolio companies	80	95

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$338.9	100.0%	$226.1	100.0%
Non-accrual	—	—	—	—

Total assets	$338.9	100.0%	$226.1	100.0%

(1)	Includes unfunded commitments at cost of $21.7 million and $9.9 million as of December 31, 2016 and December 31, 2015, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2017 and December 31, 2016. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2017 (1)		December 31, 2016 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$0.8	0.3%	$—	—%
2	295.5	86.7	220.4	96.8
3	44.4	13.0	7.3	3.2
4	—	—	—	—
5	—	—	—	—

Total	$340.7	100.0%	$227.7	100.0%

(1)	Includes unfunded commitments at fair value of $21.6 million and $9.8 million as of December 31, 2017 and December 31, 2016, respectively.

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2017 and December 31, 2016 and the period from February 5, 2015 (Inception) to December 31, 2015 were as follows

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Total investment income	$22,291,677	$13,887,777	$3,302,668
Less: Net expenses	12,358,638	7,478,018	2,399,867

Net investment income before taxes	$9,933,039	$6,409,759	$902,801
Income and excise taxes	25,474	1,600	800

Net investment income	9,907,565	6,408,159	902,001
Net realized gain (loss) on investments (2)	(345,718)	(83,952)	(73,241)
Net unrealized appreciation (depreciation) on investments (2)	(289,512)	5,444,486	(2,983,802)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(217,149)	—	—

Net increase in net assets resulting from operations	$9,055,186	$11,768,693	$(2,155,042)

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Includes foreign exchange translation activity.

Investment Income

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Interest from investments	$22,054,029	$13,805,623	$3,298,263
Dividend income	—	—	—
Other investment income	237,648	82,154	4,405

Total investment income	$22,291,677	$13,887,777	$3,302,668

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $13.8 million for the year ended December 31, 2016 to $22.1 million for the year ended December 31, 2017, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $184.9 million during the year ended December 31, 2016 to $290.7 million during the year ended December 31, 2017. Included in interest from investments for the years ended December 31, 2017 and 2016 is $0.1 million and $1.1 million, respectively, in prepayment fees and $0.5 million and $0.1 million, respectively, in accelerated accretion of upfront fees. We did not have dividend income for the years ended December 31, 2017 and December 31, 2016. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $3.3 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $13.8 million for the year ended December 31, 2016, primarily due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $69.8 million during the period from February 5, 2015 (Inception) to December 31, 2015 to $184.9 million during the year ended December 31, 2016. Included in interest from investments for the year ended December 31, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015 is $1.1 million and zero, respectively, in prepayment fees and $0.1 million and $0.0 million, respectively, in accelerated accretion of upfront fees. We did not have dividend income for the year ended December 31, 2016 and the period from February 5, 2015 (Inception) to December 31, 2015. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

The Company commenced investment operations on June 26, 2015 (Commencement). We did not start earning interest from investments, which includes income from accretion of discounts, amortization of premiums and origination fees, until July 2015. No revenues were earned during the period prior to June 26, 2015.

Expenses

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015(1)
Interest and credit facility expenses	$5,302,910	$2,706,828	$647,343
Management fees	2,717,199	1,701,168	605,497
Income incentive fees	1,622,836	525,493	—
Directors’ fees	290,000	288,042	135,549
Professional fees	713,672	688,663	282,321
Organization expenses	73,015	73,015	131,427
Other general and administrative expenses	1,639,006	1,494,809	597,730

Net expenses	$12,358,638	$7,478,018	$2,399,867

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility, Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015, on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $2.7 million for the year ended December 31, 2016 to $5.3 million for the year ended December 31, 2017. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $78.3 million for the year ended December 31, 2016 to $133.5 million for the year ended December 31, 2017 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 2.4% for the year ended December 31, 2016 to 3.2% for the year ended December 31, 2017.

Interest and credit facility expenses increased from $0.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $2.7 million for the year ended December 31, 2016. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $23.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $78.3 million for the year ended December 31, 2016 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 1.9% for the period from February 5, 2015 (Inception) to December 31, 2015, to 2.4% for the year ended December 31, 2016.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $1.7 million for the year ended December 31, 2016 to $2.7 million for the year ended December 31, 2017 due to the increase in total assets, which increased from an average of $186.1 million for year ended December 31, 2016 to an average of $287.6 million for the year ended December 31, 2017. Waived management fees for the years ended December 31, 2017 and December 31, 2016 were approximately $1.5 million and $1.0 million, respectively. Management fees, net of waived management fees, increased from $0.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $1.7 million for the year ended December 31, 2016 due to the increase in total assets, which increased from an average of $62.2 million for the period from February 5, 2015 (Inception) to December 31, 2015 to an average of $186.1 million for the year ended December 31, 2016. Waived management fees for the year ended December 31, 2016 and the period from February 5, 2015 (Inception) to December 31, 2015 were approximately $1.0 million and $0.2 million, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

Income incentive fees

Income incentive fees increased from $0.5 million for the year ended December 31, 2016 to $1.6 million for the year ended December 31, 2017, and from zero for the period from February 5, 2015 (Inception) to December 31, 2015 to $0.5 million for the year ended December 31, 2016, due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the year ended December 31, 2017, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 14.1% compared to 7.6% for the year ended December 31, 2016 and 0.0% for the period from February 5, 2015 (Inception) to December 31, 2015. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.7 million for the years ended December 31, 2017 and December 31, 2016, respectively, while other general and administrative expenses increased from $1.5 million for the year ended December 31, 2016 to $1.6 million for the year ended December 31, 2017. Professional fees increased from $0.3 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $0.7 million for the year ended December 31, 2016, while other general and administrative expenses increased from $0.6 million for the period from February 5, 2015 (Inception) to December 31, 2015 to $1.5 million for the year ended December 31, 2016. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the year ended December 31, 2017, we called $45.0 million and the Advisor allocated $0.1 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the year ended December 31, 2017, the Advisor also allocated $0.1 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the year ended December 31, 2016, we called $45.0 million and the Advisor allocated $0.1 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the year ended December 31, 2016, the Advisor also allocated $0.1 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the period from February 5, 2015 (Inception) to December 31, 2015, we called $81.0 million and the Advisor allocated $0.1 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the period from February 5, 2015 (Inception) to December 31, 2015, the Advisor also allocated $0.2 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the year ended December 31, 2017 the Company incurred an excise tax of $22,985, of which $22,985 remained payable. There were no excise tax expenses or payables for the year ended December 31, 2016 or for the period from February 5, 2015 (Inception) to December 31, 2015.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the years ended December 31, 2017 and December 31, 2016, and for the period from February 5, 2015 (Inception) to December 31, 2015, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Realized losses on investments	$(408,678)	$(470,072)	$(67,505)
Realized gains on investments	65,700	348,383	121
Realized gains on foreign currency transactions	985	59,738	—
Realized losses on foreign currency transactions	(3,725)	(22,001)	(5,857)

Net realized gains (losses)	$(345,718)	$(83,952)	$(73,241)

Change in unrealized depreciation on investments	$(2,977,202)	$3,090,088	$(3,640,583)
Change in unrealized appreciation on investments	2,595,811	2,520,264	748,070
Change in unrealized depreciation on foreign currency translation	57,283	(854,220)	(215)
Change in unrealized appreciation on foreign currency translation	34,596	688,354	(91,074)

Net unrealized appreciation (depreciation)	$(289,512)	$5,444,486	$(2,983,802)

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the years ended December 31, 2017 and December 31, 2016, and for the period from February 5, 2015 (Inception) to December 31, 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, we had $9.3 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $9.3 million combined with our uncalled capital commitments of $220.7 million, $9.9 million undrawn amount on our Revolving Credit Facility II and $38.4 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At December 31, 2017, we had received capital commitments totaling $391.7 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered twelve capital drawdown notices to our investors relating to the issuance of 8,588,391 of our common shares for an aggregate offering of $171.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of December 31, 2017, the Company received all amounts relating to the twelve capital drawdown notices.

During the year ended December 31, 2017, we issued 6,520 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $132,600. During the year ended December 31, 2016, we issued 2,148 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $41,874. For the period from February 5, 2015 (Inception) to December 31, 2015, we issued 57 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $1,145.

Debt

Debt consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$86.6	$38.4	$86.6
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	75.0	65.3	9.9	65.1

Total Debt	$200.0	$151.9	$48.3	$151.7

	December 31, 2016
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$75.0	$47.6	$27.4	$47.6
Revolving Credit Facility (3)(5)	50.0	47.8	3.0	47.0

Total Debt	$125.0	$95.4	$30.4	$94.6

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility, and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).

(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2017 and December 31, 2016, was $65,044,546 and $47,006,114, respectively.

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

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, were as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015 (1)
Borrowing interest expense	$4,308,034	$1,915,615	$395,793
Unused facility fees	227,331	182,240	34,249
Amortization of upfront commitment fees	620,269	385,560	85,758
Amortization of deferred financing costs	147,276	223,413	131,543

Total interest and credit facility expenses	$5,302,910	$2,706,828	$647,343

Weighted average interest rate	3.23%	2.45%	1.86%
Weighted average outstanding balance	$133,486,128	$78,294,459	$23,591,427

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility II and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2017 and December 31, 2016, our asset coverage ratio was 2.13 to 1 and 2.35 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2017, the Company recorded $5,197,500 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data, and $11,793,693 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the year ended December 31, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the year ended December 31, 2017, the Advisor allocated to the Company $102,144 of equity offering costs and $73,015 of organization costs, of which $38,924 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2017. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $388,145 of equity offering costs and $277,457 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017 and 2016, no loans had been placed on non-accrual status by the Company.

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

As of December 31, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2017 the Company incurred an excise tax of $22,985, of which $22,985 remained payable. There were no excise tax expenses or payables for the years ended December 31, 2016 or 2015.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the year ended December 31, 2017, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of ($217,149) related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $217,149 related to the Taxable Subsidiary as of December 31, 2017. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at December 31, 2016.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

As of December 31, 2017, 91.3% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility II and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$9.2	$4.6	$4.6
Up 200 basis points	$6.1	$3.0	$3.1
Up 100 basis points	$3.1	$1.5	$1.6
Down 25 basis points	$(0.8)	$(0.4)	$(0.4)
Down 100 basis points	$(2.3)	$(1.5)	$(0.8)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility II. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility II, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2017, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	61
Consolidated Statement of Assets and Liabilities as of December 31, 2017 and December 31, 2016	62
Consolidated Statement of Operations for the years ended December 31, 2017 and December 31, 2016, and for the period from February 5, 2015 (Inception) to December 31, 2015	63
Consolidated Statement of Changes in Net Assets for the years ended December 31, 2017 and December 31, 2016, and for the period from February 5, 2015 (Inception) to December 31, 2015	64
Consolidated Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2016, and for the period from February 5, 2015 (Inception) to December 31, 2015	65
Consolidated Schedule of Investments as of December 31, 2017 and December 31, 2016	66
Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2017, and the period from February 5, 2015 (inception) through December 31, 2015, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2017, and the period from February 5, 2015 (inception) through December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with the custodian, or directly with management or designees of the portfolio companies, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, CA March 23, 2018

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of December 31, 2017	As of December 31, 2016
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $317,215,906 and $216,239,598, respectively)	$319,126,672	$217,920,952
Cash and cash equivalents	8,791,778	4,990,157
Cash denominated in foreign currency (cost of $452,924 and $137,495, respectively)	479,134	129,168
Receivable for investments sold	11,957	993,726
Interest receivable	1,333,277	1,478,221
Prepaid expenses and other assets	74,357	52,753

Total assets	$329,817,175	$225,564,977

Liabilities
Debt (net of deferred financing costs of $856,042 and $979,874, respectively)	$150,847,928	$93,670,635
Distributions payable	2,707,232	1,750,000
Management fees payable - affiliate	734,504	521,866
Income incentive fee payable - affiliate	504,295	461,537
Due to Advisor - affiliate	38,924	27,247
Due to Administrator - affiliate	232,779	154,403
Professional fees payable	289,899	145,854
Directors’ fees payable	57,063	48,375
Interest and other debt financing costs payable	1,018,332	449,812
Deferred tax liability	217,149	—
Accrued expenses and other liabilities	369,081	279,220

Total liabilities	$157,017,186	$97,508,949

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 8,597,116 and 6,376,850 shares issued and outstanding, respectively)	8,597	6,377
Paid-in capital in excess of par value	170,755,891	125,750,640
Accumulated net realized loss	(455,135)	(112,155)
Accumulated undistributed (distributions in excess of) net investment income	536,613	(49,518)
Net unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	1,954,023	2,460,684

Total Net Assets	$172,799,989	$128,056,028

Total Liabilities and Net Assets	$329,817,175	$225,564,977

Net asset value per share	$20.10	$20.08

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015(1)
Investment Income:
Interest income from non-controlled and non-affiliated investments	$22,226,725	$13,873,168	$3,302,668
Paid-in-kind interest	64,952	14,609	—

Total investment income	22,291,677	13,887,777	3,302,668

Expenses:
Interest and other debt financing costs	5,302,910	2,706,828	647,343
Management fees (net of waiver of $1,548,858, $1,048,618 and $213,694 respectively)	2,717,199	1,701,168	605,497
Income incentive fees	1,622,836	525,493	—
Directors’ fees	290,000	288,042	135,549
Professional fees	713,672	688,663	282,321
Organization expenses	73,015	73,015	131,427
Other general and administrative expenses	1,639,006	1,494,809	597,730

Total expenses	12,358,638	7,478,018	2,399,867

Net investment income before taxes	9,933,039	6,409,759	902,801

Income and excise taxes	25,474	1,600	800

Net investment income after taxes	9,907,565	6,408,159	902,001

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(342,979)	(121,691)	(67,384)
Net realized gain (loss) on foreign currency transactions	(2,739)	37,739	(5,857)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(289,512)	5,444,486	(2,983,802)

Net realized and unrealized gains (losses) on investments	(635,230)	5,360,534	(3,057,043)

Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(217,149)	—	—

Net increase (decrease) in net assets resulting from operations	$9,055,186	$11,768,693	$(2,155,042)

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$1.20	$2.27	$(1.32)
Net investment income per share (basic and diluted):	$1.31	$1.23	$0.55
Weighted average shares outstanding (basic and diluted):	7,562,447	5,191,589	1,636,134

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$9,907,565	$6,408,159	$902,001
Net realized loss on investments and foreign currency transactions	(345,718)	(83,952)	(73,241)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(289,512)	5,444,486	(2,983,802)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(217,149)	—	—

Net increase (decrease) in net assets resulting from operations	9,055,186	11,768,693	(2,155,042)

Distributions to shareholders from:
Net investment income	(9,341,681)	(6,238,633)	(1,076,007)

Total distributions to shareholders	(9,341,681)	(6,238,633)	(1,076,007)

Capital transactions:
Issuance of common stock	45,000,000	45,000,000	81,500,000
Issuance of common stock pursuant to dividend reinvestment plan	132,600	41,874	1,145
Equity offering costs	(102,144)	(102,144)	(183,858)
Redemption of common stock	—	—	(500,000)

Net increase in net assets resulting from capital transactions	45,030,456	44,939,730	80,817,287

Total increase in net assets	44,743,961	50,469,790	77,586,238
Net assets at beginning of period	128,056,028	77,586,238	—

Net assets at end of period	$172,799,989	$128,056,028	$77,586,238

Accumulated undistributed (distributions in excess of) net investment income	$536,613	$(49,518)	$(165,426)

Changes in Shares
Common stock, at beginning of period	6,376,850	4,056,316	—
Issuance of common stock	2,213,746	2,318,386	4,057,259
Issuance of common stock pursuant to dividend reinvestment plan	6,520	2,148	57
Redemption of common stock	—	—	(1,000)

Common stock, at end of period	8,597,116	6,376,850	4,056,316

Distributions declared per share:	$1.18	$1.10	$0.27

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes.

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,055,186	$11,768,693	$(2,155,042)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(154,205,536)	(135,601,867)	(145,277,948)
Paid-in-kind interest income	(64,952)	(14,609)	—
Proceeds from sales of investments and principal repayments	54,117,980	60,820,469	4,101,110
Net realized (gain) loss on investments	342,979	121,691	67,384
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	289,512	(5,444,486)	2,983,802
Amortization of premium and accretion of discount, net	(1,166,779)	(413,896)	(41,932)
Amortization of deferred financing costs	767,545	608,973	217,301
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	981,769	(993,726)	—
(Increase) decrease in interest receivable	144,944	(1,048,611)	(429,610)
(Increase) decrease in prepaid expenses and other assets	(21,604)	2,620	(55,373)
Increase (decrease) in payable for investments purchased	—	(9,179,625)	9,179,625
Increase (decrease) in management fees payable - affiliate	212,638	185,686	336,180
Increase (decrease) in income incentive fees payable - affiliate	42,758	461,537	—
Increase (decrease) in due to Advisor - affiliate	11,677	(19,462)	19,471
Increase (decrease) in due to Administrator - affiliate	78,376	(28,949)	183,352
Increase (decrease) in professional fees payable	144,045	63,354	82,500
Increase (decrease) in directors’ fees payable	8,688	8,792	39,583
Increase (decrease) in interest and credit facility fees and expenses payable	568,520	343,666	106,146
Increase (decrease) in deferred tax liability	217,149	—	—
Increase (decrease) in accrued expenses and other liabilities	89,861	(63,904)	343,124

Net cash provided by (used for) operating activities	(88,385,244)	(78,423,654)	(130,300,327)

Cash flows from financing activities:
Issuance of common stock	45,000,000	45,000,000	81,500,000
Redemption of common stock	—	—	(500,000)
Financing costs paid related to revolving credit facility	(643,713)	(1,370,578)	(435,570)
Distributions paid	(8,251,849)	(5,371,757)	(149,864)
Equity offering costs	(102,144)	(102,144)	(156,620)
Borrowings on debt	149,582,075	121,928,014	84,809,937
Repayments on debt	(93,082,075)	(81,300,000)	(30,000,000)

Net cash provided by (used for) financing activities	92,502,294	78,783,535	135,067,883

Effect of exchange rate changes on cash denominated in foreign currency	34,537	(8,112)	—
Net increase (decrease) in cash, cash equivalents and foreign currency	4,151,587	351,769	4,767,556
Cash, cash equivalents and foreign currency, beginning of period	5,119,325	4,767,556	—

Cash, cash equivalents and foreign currency, end of period	$9,270,912	$5,119,325	$4,767,556

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,752,350	$1,605,516	$298,379
Issuance of common stock pursuant to distribution reinvestment plan	$132,600	$41,874	$1,145
Accrued but unpaid equity offering costs	$22,699	$15,889	$27,238
Accrued but unpaid distributions	$2,707,232	$1,750,000	$924,998

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC	Senior Secured Second Lien	L + 850(2)	10.07%	05/2025	$9,072,563	$8,772,269	5.1%	$8,755,023
Continental Battery Company(3) (4) (5)	Senior Secured First Lien			12/2022	—	(14,728)	—	(8,417)
Continental Battery Company(4)	Senior Secured First Lien	L + 450(2)	5.97%	12/2022	3,500,000	3,439,279	2.0	3,465,339
POC Investors, LLC(4)	Senior Secured First Lien	L + 550(2)	7.19%	11/2021	5,455,000	5,386,590	3.1	5,455,000
POC Investors, LLC(3) (4)	Senior Secured First Lien	P + 450(6)	9.00%	11/2021	291,666	282,750	0.2	291,666

					18,319,229	17,866,160	10.4	17,958,611

Capital Goods
Alion Science and Technology Corporation(4)	Unsecured Debt		11.00%	08/2022	5,000,000	4,888,189	2.9	5,000,000
MB Aerospace Holdings Inc.(7)	Senior Secured First Lien	L + 550(8)	7.13%	12/2022	4,316,796	4,285,785	2.5	4,316,796
Midwest Industrial Rubber(4)	Senior Secured First Lien	L + 550(2)	7.19%	12/2021	4,059,000	4,001,434	2.4	4,059,000
Midwest Industrial Rubber(3) (4) (5)	Senior Secured First Lien			12/2021	—	(5,829)	—	—
Potter Electric Signal Company(3) (4)	Senior Secured First Lien	P + 350(6)	8.00%	12/2022	45,000	39,415	—	40,525
Potter Electric Signal Company(3) (4) (5)	Senior Secured First Lien			12/2023	—	(8,688)	—	(6,962)
Potter Electric Signal Company(4)	Senior Secured First Lien	L + 450(2)	6.11%	12/2023	2,550,000	2,518,322	1.5	2,524,637
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375(8)	5.32%	10/2021	731,156	734,727	0.4	736,822

					16,701,952	16,453,355	9.7	16,670,818

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375(2)	5.13%	04/2022	975,000	982,876	0.6	985,667
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(2)	4.63%	07/2021	828,589	828,859	0.5	809,946
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(2)	7.88%	07/2022	500,000	502,431	0.3	470,000
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475(8)	6.25%	05/2024	5,348,125	5,323,240	3.1	5,388,236
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650(8)	7.99%	12/2021	234,042	234,832	0.1	235,652
DFS Intermediate Holdings, LLC(3) (4)	Senior Secured First Lien	L + 525(8)	6.82%	03/2022	551,400	509,092	0.3	551,400
DFS Intermediate Holdings, LLC(4)	Senior Secured First Lien	L + 525(8)	6.61%	03/2022	7,294,875	7,168,177	4.2	7,294,875
Hepaco, LLC(3) (4)	Senior Secured First Lien	P + 400(6)	8.50%	08/2021	125,000	120,465	0.1	125,000
Hepaco, LLC(4)	Senior Secured First Lien	L + 500(2)	6.67%	08/2022	5,257,250	5,205,291	3.0	5,257,250
Hepaco, LLC(3) (4)	Senior Secured First Lien	L + 500(2)	6.49%	08/2022	190,571	176,591	0.1	190,571
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien			07/2022	—	(13,197)	—	—
Jordan Healthcare Inc.(4)	Senior Secured First Lien	L + 600(2)	7.69%	07/2022	4,103,615	4,064,096	2.4	4,103,615
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien			07/2022	—	(3,999)	—	—
MHS Acquisition Holdings, LLC(4)	Senior Secured Second Lien	L + 875(2)	10.44%	03/2025	8,101,633	7,881,618	4.5	7,878,838
MHS Acquisition Holdings, LLC(3) (4)	Senior Secured Second Lien	L + 875(2)	10.44%	03/2025	466,576	445,780	0.2	437,651
MHS Acquisition Holdings, LLC(4)	Unsecured Debt		13.50 PIK %	03/2026	545,279	536,003	0.3	509,835
MHS Acquisition Holdings, LLC(4)	Unsecured Debt		13.50%	03/2026	140,887	138,336	0.1	131,730

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325(2)	4.94%	05/2020	$975,408	$974,174	0.6%	$979,680
SavATree, LLC(4)	Senior Secured First Lien	L + 525(2)	6.94%	06/2022	3,683,625	3,620,467	2.1	3,683,625
SavATree, LLC(3) (4) (5)	Senior Secured First Lien			06/2022	—	(9,717)	—	—
SavATree, LLC(3) (4) (5)	Senior Secured First Lien			06/2022	—	(6,183)	—	—
TecoStar Holdings, Inc.(4)	Senior Secured Second Lien	L + 850(2)	9.88%	11/2024	5,000,000	4,882,850	3.0	5,150,000
USAGM HoldCo LLC(4)	Senior Secured Second Lien		11.00%	07/2023	2,000,000	1,957,275	1.2	2,051,324
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(2)	9.88%	07/2023	10,000,000	9,689,631	5.8	9,991,700
Valet Waste Holdings, Inc.(4)	Senior Secured First Lien	L + 700(8)	8.57%	09/2021	4,790,761	4,742,306	2.8	4,832,273
Valet Waste Holdings, Inc.(3) (4) (5)	Senior Secured First Lien			09/2021	—	(5,253)	—	4,709
Vencore, Inc.	Senior Secured First Lien	L + 475(2)	6.44%	11/2019	481,973	482,292	0.3	487,169
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725(2)	8.63%	05/2022	166,667	163,744	0.1	167,500
Xcentric Mold and Engineering Acquisition Company, LLC(4)	Senior Secured First Lien	L + 550(8)	6.88%	01/2022	5,012,125	4,929,254	2.9	5,012,125
Xcentric Mold and Engineering Acquisition Company, LLC(3) (4)	Senior Secured First Lien	L + 550(8)	6.88%	01/2022	175,000	163,783	0.1	175,000

					66,948,401	65,685,114	38.7	66,905,371

Consumer Durables & Apparel
C.F. Stinson, LLC(4)	Senior Secured First Lien	L + 600(8) (9)	7.88%	06/2021	3,000,000	2,956,173	1.8	3,030,000

Consumer Services
Catapult Learning, LLC(4)	Senior Secured First Lien	L + 650(2) (9)	7.88%	07/2020	4,934,211	4,906,471	2.8	4,884,868
Counsel On Call, LLC(3) (4) (5)	Senior Secured First Lien			09/2022	—	(6,979)	—	(7,001)
Counsel On Call, LLC(4)	Senior Secured First Lien	L + 550(8)	7.07%	09/2022	1,197,000	1,185,060	0.7	1,185,028
NS Intermediate Holdings, LLC(3) (4) (5)	Senior Secured First Lien			09/2021	—	(3,273)	—	2,238
NS Intermediate Holdings, LLC(4)	Senior Secured First Lien	L + 550(8)	7.07%	09/2021	2,532,110	2,497,657	1.5	2,554,778
Oncourse Learning Corporation(3) (4)	Senior Secured First Lien	L + 650(2)	7.83%	09/2021	13,190,175	13,033,704	7.6	13,190,175
SkillSoft Corporation	Senior Secured First Lien	L + 475(8)	6.32%	04/2021	969,713	957,665	0.5	936,292
Teaching Company, LLC(4)	Senior Secured First Lien	L + 475(2)	6.44%	02/2023	4,962,500	4,918,925	2.9	5,012,125
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien			03/2022	—	(5,753)	—	—
Wrench Group LLC(4)	Senior Secured First Lien	L + 450(2)	6.19%	03/2022	3,772,222	3,730,704	2.2	3,772,222
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien			12/2024	—	(2,615)	—	—
Wrench Group LLC(4)	Senior Secured First Lien	L + 450(2)	6.19%	12/2024	850,000	844,099	0.5	850,000

					32,407,931	32,055,665	18.7	32,380,725

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 425(2)	5.65%	11/2024	3,485,500	3,476,920	2.0	3,531,247

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725(2)	8.94%	04/2020	351,585	339,560	0.2	311,446

Food & Staples Retailing
Good Source Solutions, Inc.(4)	Senior Secured First Lien	L + 725(2)	8.94%	07/2021	2,598,346	2,578,786	1.5	2,619,644

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
HLF Financing S.a r.l.(7)	Senior Secured First Lien	L + 550(8)	7.07%	02/2023	$4,718,750	$4,635,945	2.7%	$4,718,019

					7,317,096	7,214,731	4.2	7,337,663

Food, Beverage & Tobacco
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425(2)	5.94%	06/2021	735,000	730,176	0.4	736,837

Health Care Equipment & Services
Ameda, Inc.(4)	Senior Secured First Lien	L + 600(8)	7.35%	09/2022	2,643,375	2,596,923	1.5	2,610,648
Ameda, Inc.(3) (4) (5)	Senior Secured First Lien			09/2022	—	(5,242)	—	(3,714)
Beaver-Visitec International, Inc.(7)	Senior Secured First Lien	L + 500(2)	6.69%	08/2023	9,396,174	9,333,914	5.4	9,396,174
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(2)	5.75%	07/2021	365,246	367,319	0.2	321,051
Centauri Health Solutions, Inc(3) (4)	Senior Secured First Lien	L + 550(8)	6.87%	01/2022	1,181,250	1,164,103	0.7	1,197,000
Centauri Health Solutions, Inc(4)	Senior Secured First Lien	L + 550(8)	6.87%	01/2022	8,237,750	8,099,349	4.8	8,320,127
ExamWorks Group, Inc.(4)	Senior Secured Second Lien	L + 1050(2)	10.50%	07/2024	5,000,000	4,868,280	3.0	5,150,000
GrapeTree Medical Staffing, LLC(4)	Senior Secured First Lien	L + 500(8)	6.37%	10/2022	1,695,750	1,667,116	1.0	1,695,750
GrapeTree Medical Staffing, LLC(3) (4) (5)	Senior Secured First Lien			10/2022	—	(7,556)	—	—
MDVIP, Inc.(4)	Senior Secured Second Lien	L + 800(2)	9.41%	11/2025	5,333,333	5,161,946	3.1	5,333,333
NMSC Holdings, Inc.(4)	Senior Secured Second Lien	L + 1000(2)	11.69%	10/2023	4,307,480	4,162,549	2.5	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 350(2)	5.19%	08/2021	4,013,697	3,943,661	2.3	4,052,168
Onex Carestream Finance LP(7)	Senior Secured First Lien	L + 400(2)	5.69%	06/2019	214,464	214,583	0.1	215,134
Onex Carestream Finance LP(7)	Senior Secured Second Lien	L + 850(2)	10.19%	12/2019	153,081	153,081	0.1	151,168
Professional Physical Therapy	Senior Secured First Lien	P + 500(6)	9.50%	12/2022	7,944,750	7,881,928	4.5	7,825,579
PT Network, LLC(3) (4) (5)	Senior Secured First Lien			11/2021	—	(6,944)	—	—
PT Network, LLC(4)	Senior Secured First Lien	L + 550(2)	6.86%	11/2021	4,770,793	4,752,367	2.8	4,770,793
Smile Doctors LLC(3) (4)	Senior Secured First Lien	P + 475(6)	9.25%	10/2022	58,333	55,952	—	58,333
Smile Doctors LLC(4)	Senior Secured First Lien	L + 575(2)	7.32%	10/2022	1,596,000	1,580,685	0.9	1,596,000
Smile Doctors LLC(3) (4)	Senior Secured First Lien	L + 575(2)	7.11%	10/2022	296,060	280,351	0.2	296,060
Snow Companies LLC(4)	Senior Secured First Lien	L + 600(8)	7.35%	01/2022	9,256,500	9,101,027	5.4	9,256,500
Zest Holdings, LLC	Senior Secured First Lien	L + 425(8)	5.82%	08/2023	4,912,875	4,881,278	2.9	4,965,074

					71,376,911	70,246,670	41.4	71,514,658

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500(8)	6.57%	12/2020	1,723,494	1,710,533	1.0	1,723,494
Paris Presents Incorporated	Senior Secured Second Lien	L + 875(8)	10.32%	12/2021	504,468	496,189	0.3	501,946

					2,227,962	2,206,722	1.3	2,225,440

Insurance
Integro Parent Inc.	Senior Secured First Lien	L + 575(2)	7.13%	10/2022	455,883	449,455	0.3	454,743
Integro Parent Inc.	Senior Secured First Lien	L + 575(2)	7.31%	10/2022	34,259	33,768	—	34,174
Integro Parent Inc.	Senior Secured Second Lien	L + 925(2)	10.63%	10/2023	2,408,451	2,367,126	1.4	2,360,282

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Integro Parent Inc.	Senior Secured Second Lien	L + 925(2)	10.61%	10/2023	$380,282	$374,743	0.2%	$372,676

					3,278,875	3,225,092	1.9	3,221,875

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(8)	5.07%	08/2021	966,381	969,084	0.5	974,842
IBC Capital Limited(7)	Senior Secured First Lien	L + 375(2)	5.29%	09/2021	828,697	820,264	0.5	829,836
Tank Holding Corp.	Senior Secured First Lien	L + 425(2)	5.59%	03/2022	858,427	864,170	0.5	864,599

					2,653,505	2,653,518	1.5	2,669,277

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325(8)	4.82%	09/2021	975,253	975,914	0.5	861,475
Tribune Media Company(7)	Senior Secured First Lien	L + 300(8)	4.57%	12/2020	155,650	156,110	0.1	156,072
Vivid Seats Ltd.(4)	Senior Secured Second Lien	L + 875(8)	10.32%	06/2025	2,500,000	2,359,918	1.4	2,476,663

					3,630,903	3,491,942	2.0	3,494,210

Real Estate
DTZ U.S. Borrower, LLC(7)	Senior Secured Second Lien	L + 825(2)	9.63%	11/2022	425,532	420,617	0.3	426,596

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400(2)	5.57%	07/2022	920,172	923,909	0.4	728,661
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 300(2)	4.38%	01/2023	163,750	161,376	0.1	124,348
Strategic Partners, Inc.	Senior Secured First Lien	L + 450(8)	6.07%	06/2023	6,435,122	6,421,364	3.7	6,475,341

					7,519,044	7,506,649	4.2	7,328,350

Software & Services
Ansira Partners, Inc.(4)	Senior Secured First Lien	L + 650(2)	8.19%	12/2022	6,480,000	6,424,409	3.7	6,431,400
Ansira Partners, Inc.(3) (4)	Senior Secured First Lien	L + 650(2)	8.19%	12/2022	526,850	518,968	0.3	519,710
C-4 Analytics, LLC(4)	Senior Secured First Lien	L + 525(8)	6.60%	08/2023	10,523,625	10,348,612	6.1	10,523,625
C-4 Analytics, LLC(3) (4) (5)	Senior Secured First Lien			08/2023	—	(9,867)	—	—
Epicor Software Corporation	Senior Secured First Lien	L + 375(8)	5.32%	06/2022	968,400	969,651	0.6	972,032
Informatica Corporation(7)	Senior Secured First Lien	L + 350(2)	5.19%	08/2022	819,327	820,167	0.5	823,350
Mediaocean LLC	Senior Secured First Lien	L + 425(8)	5.82%	08/2022	8,457,689	8,402,969	4.9	8,499,977
Merrill Communications, LLC	Senior Secured First Lien	L + 525(2)	6.63%	06/2022	874,992	877,258	0.5	882,649
Ministry Brands Intermediate, LLC(3)	Senior Secured First Lien	L + 500(2)	6.38%	12/2022	406,144	401,553	0.2	406,144
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500(2)	6.38%	12/2022	5,200,325	5,155,302	3.1	5,200,325
SMS Systems Maintenance Services, Inc.(4)	Senior Secured Second Lien	L + 850(2)	9.75%	10/2024	4,703,478	4,562,956	2.3	4,009,934
SMS Systems Maintenance Services, Inc.(4)	Senior Secured Second Lien		10.00%	10/2024	9,015,000	8,751,579	4.4	7,528,573
Transportation Insight, LLC(4)	Senior Secured First Lien	L + 525(8)	6.82%	09/2019	2,127,655	2,114,282	1.2	2,127,655
Zoom Information, Inc.(4)	Senior Secured First Lien	L + 600(2) (9)	9.56%	08/2022	9,000,000	8,774,982	5.3	9,180,000

					59,103,485	58,112,821	33.1	57,105,374

Technology Hardware & Equipment
Onvoy, LLC(4)	Senior Secured Second Lien	L + 1050(2)	12.19%	02/2025	2,635,052	2,518,250	1.3	2,307,906

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300(8)	4.57%	07/2022	$776,460	$778,044	0.5%	$780,016
Pilot Air Freight, LLC(4)	Senior Secured First Lien	L + 525(8)	6.82%	10/2022	3,316,500	3,288,946	1.9	3,316,500

					4,092,960	4,066,990	2.4	4,096,516

Total Debt Investments United States					$306,210,923	$301,227,125	175.5%	$303,252,920

Equity Investments
Automobiles & Components
AP Centric(4) (10)	Common Stock				927	927,437	0.5	890,572

Capital Goods
Alion Science and Technology Corp.(4) (10)	Common Stock				535,714	535,714	0.2	425,403

Commercial & Professional Services
MHS Acquisition Holdings, LLC(4) (10)	Common Stock				891	890,485	0.4	646,655
TecoStar Holdings Inc.(4) (10)	Common Stock				500,000	500,000	0.3	500,000
Universal Services Equity Investments(4) (10)	Common Stock				1,000,000	1,000,000	1.1	1,823,696
USAGM HoldCo, LLC(4) (10)	Common Stock				238,095	238,095	0.2	434,213

					1,738,986	2,628,580	2.0	3,404,564

Health Care Equipment & Services
ExamWorks Group, Inc.(4) (10)	Common Stock				7,500	750,000	0.4	755,805
MDVIP, Inc.(4) (10)	Common Stock				46,807	666,667	0.4	666,667

					54,307	1,416,667	0.8	1,422,472

Insurance
Integro Equity(4) (10)	Common Stock				4,225	422,535	0.3	437,407

Media
Vivid Seats Ltd.(4) (10)	Common Stock				608,108	608,108	0.3	488,893
Vivid Seats Ltd.(4) (10)	Preferred Stock				1,891,892	1,891,892	1.1	2,011,108

					2,500,000	2,500,000	1.4	2,500,001

Software & Services
SMS Systems Maintenance Services, Inc.(4) (10)	Common Stock				1,142,789	1,144,520	0.3	552,848

Technology Hardware & Equipment
Onvoy, LLC(4) (10)	Common Stock, Class A				3,649	364,948	0.2	301,172
Onvoy, LLC(4) (10)	Common Stock, Class B				2,536	—	—	—

					6,185	364,948	0.2	301,172

Total Equity Investments United States					$5,983,133	$9,940,401	5.7%	$9,934,439

Total United States						$311,167,526	181.2%	$313,187,359

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(7)	Senior Secured First Lien	L + 575(11)	5.75%	04/2023	€1,994,499	2,069,877	1.4	2,383,020

Total Debt Investments France					€1,994,499	$2,069,877	1.4%	$2,383,020

Total France						$2,069,877	1.4%	$2,383,020

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited(4) (7)	Senior Secured First Lien	L + 650, 0.5% PIK(12)	7.50%	07/2022	£1,983,314	3,006,739	1.6	2,682,927
CB-SDG Limited(3) (4) (7)	Senior Secured First Lien	L + 650 0.5% PIK(12)	7.00%	07/2022	645,624	971,764	0.5	873,366

Total Debt Investments United Kingdom					£2,628,938	$3,978,503	2.1%	$3,556,293

Total United Kingdom						$3,978,503	2.1%	$3,556,293

Total Investments						$317,215,906	184.7%	$319,126,672

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which resets daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
**	Percentage is based on net assets of $172,799,989 as of December 31, 2017.
(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2017 was 1.69%. For some of these loans, the interest rate is based on the last reset date.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.
(5)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(6)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2017 was 4.50%.
(7)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(8)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2017 was 1.56%. For some of these loans, the interest rate is based on the last reset date.
(9)	These loans are first lien/last-out term loans. In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders whereby the loan has been allocated to “first-out” and “last-out” tranches, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any amounts due thereunder. The Company holds the “last-out” tranche.
(10)	Non-income producing security.
(11)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of December 31, 2017 was (0.33)%. For some of these loans, the interest rate is based on the last reset date.
(12)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of December 31, 2017 was 0.52%. For some of these loans, the interest rate is based on the last reset date.

PIK	Payment In-Kind

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Investments (1)
United States
Debt Investments
Automobiles & Components
POC Investors, LLC (2)(15)	Senior Secured First Lien	L + 550(3)	6.50%	10/2021	$83,333	$76,042	0.1%	$83,333
POC Investors, LLC (15)	Senior Secured First Lien	L + 550(4)	6.50%	10/2021	3,100,000	3,054,645	2.4	3,100,000

					3,183,333	3,130,687	2.5	3,183,333

Capital Goods
Alion Science and Technology Corp.(15)	Unsecured Debt		11.00%	08/2022	5,000,000	4,870,817	3.8	4,950,000
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	11/2020	835,809	821,808	0.6	835,588
Doosan Infracore International, Inc. (5)	Senior Secured First Lien	L + 350(3)	4.50%	05/2021	598,673	601,635	0.5	608,030
MB Aerospace Holdings I, Inc. (5)	Senior Secured First Lien	L + 550(4)	6.50%	12/2022	4,360,845	4,324,305	3.4	4,349,943
Midwest Industrial Rubber (2)(15)	Senior Secured First Lien			12/2021	85,000	77,680	0.1	80,818
Midwest Industrial Rubber (15)	Senior Secured First Lien	L + 550(3)	6.50%	12/2021	4,100,000	4,029,260	3.2	4,059,651
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	10/2021	738,693	743,154	0.6	739,247
Silver II US Holdings, LLC (5)	Senior Secured First Lien	L + 300(4)	4.00%	12/2019	830,597	813,397	0.6	787,435
Univar Inc. (5)	Senior Secured First Lien	L + 325(4)	4.25%	07/2022	740,625	743,672	0.6	748,802

					17,290,242	17,025,728	13.4	17,159,514

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 425(4)	5.25%	04/2022	985,000	994,587	0.8	994,234
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(4)	7.50%	07/2022	500,000	502,868	0.4	489,690
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(4)	4.25%	07/2021	837,154	837,496	0.6	841,549
Asurion, LLC	Senior Secured Second Lien	L + 750(3)	8.50%	03/2021	275,000	279,388	0.2	280,071
Asurion, LLC	Senior Secured First Lien	L + 400(3)	5.00%	08/2022	486,875	486,294	0.4	493,996
Brickman Group, Ltd. LLC	Senior Secured Second Lien	L + 650(3)	7.50%	12/2021	500,000	502,043	0.4	504,690
Emerald Expositions Holding, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	06/2020	696,535	699,151	0.5	701,759
Hepaco, LLC (2)(15)	Senior Secured First Lien			08/2021	208,333	202,513	0.2	208,333
Hepaco, LLC (15)	Senior Secured First Lien	L + 500(4)	6.00%	08/2022	2,942,625	2,907,744	2.3	2,942,625
Hepaco, LLC (2)(6)(15)	Senior Secured First Lien			08/2022	—	(17,089)	—	—
Jordon Healthcare Inc. (15)	Senior Secured First Lien	L + 525(4)	6.25%	07/2021	2,388,000	2,360,651	1.9	2,388,000
Jordon Healthcare Inc.(2)(6)(15)	Senior Secured First Lien			08/2021	—	(18,741)	—	—
NS Intermediate Holdings, LLC (15)	Senior Secured First Lien	L + 550(4)	6.50%	09/2021	2,981,250	2,931,417	2.3	2,981,250
NS Intermediate Holdings, LLC (2)(15)	Senior Secured First Lien			09/2021	16,199	12,047	—	16,199

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325(4)	4.25%	05/2020	$985,474	$983,730	0.8%	$988,553
Survey Sampling International, LLC	Senior Secured First Lien	L + 500(4)	6.00%	12/2020	3,175,749	3,148,350	2.5	3,175,749
USAGM HoldCo, LLC	Senior Secured Second Lien	L + 850(4)	9.50%	07/2023	10,000,000	9,650,208	8.0	10,200,000
USAGM HoldCo, LLC (15)	Senior Secured Second Lien	11.00%		07/2023	2,000,000	1,952,052	1.6	2,060,000
Valet Waste Holdings, Inc.(15)	Senior Secured First Lien	L + 700(4)	8.00%	09/2021	4,293,479	4,239,662	3.4	4,336,413
Valet Waste Holdings, Inc. (2)(15)	Senior Secured First Lien			09/2021	326,087	319,427	0.2	331,522
Vencore, Inc.	Senior Secured First Lien	L + 475(4)	5.75%	11/2019	487,121	487,601	0.4	493,364
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725(4)	8.25%	05/2022	250,000	244,808	0.2	253,750
William Morris Endeavor Entertainment, LLC	Senior Secured First Lien	L + 425(4)	5.25%	05/2021	984,810	987,734	0.8	997,125

					35,319,691	34,693,941	27.9	35,678,872

Consumer Durables & Apparel
C.F. Stinson, LLC (15)	Senior Secured First Lien	L + 670(7)(14)	7.32%	05/2021	3,000,000	2,944,942	2.3	3,000,000
Varsity Brands, Inc.	Senior Secured First Lien	L + 400(4)	5.00%	12/2021	984,925	993,379	0.8	1,001,176

					3,984,925	3,938,321	3.1	4,001,176

Consumer Services
Catapult Learning, LLC (15)	Senior Secured First Lien	L + 650(4)(14)	7.50%	07/2020	5,000,000	4,962,140	3.8	4,875,000
Centerplate, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	11/2019	707,640	707,640	0.5	706,755
Oncourse Learning Corp.(15)	Senior Secured First Lien	L + 650(4)	7.50%	09/2021	10,450,000	10,301,281	8.2	10,450,000
Oncourse Learning Corp. (2)(15)	Senior Secured First Lien			09/2021	240,000	231,528	0.2	240,000
Scientific Games International, Inc. (5)	Senior Secured First Lien	L + 500(8)	6.00%	10/2021	983,690	986,750	0.8	997,491
SkillSoft Corporation	Senior Secured First Lien	L + 475(9)	5.84%	04/2021	984,887	969,364	0.7	902,713
Wrench Group, LLC (2)(6)(15)	Senior Secured First Lien			03/2022	—	(14,433)	—	—
Wrench Group, LLC (15)	Senior Secured First Lien	L + 525(4)	6.25%	03/2022	3,840,278	3,789,365	3.0	3,840,278

					22,206,495	21,933,635	17.2	22,012,237

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 550(4)	6.50%	12/2022	2,970,000	2,917,848	2.3	2,993,211

Energy
Fairmount Santrol, Inc. (5)	Senior Secured First Lien	L + 350(4)	4.50%	09/2019	335,198	322,749	0.2	326,749
Murray Energy Corporation	Senior Secured First Lien	L + 725(4)	8.25%	04/2020	356,470	339,701	0.3	342,213

					691,668	662,450	0.5	668,962

Food & Staples Retailing
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 350(4)	4.50%	09/2019	818,327	820,823	0.7	827,407
BJ’s Wholesale Club, Inc.	Senior Secured Second Lien	L + 750(4)	8.50%	03/2020	248,809	250,649	0.2	252,281

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Good Source Solutions, Inc. (15)	Senior Secured First Lien	L + 725(4)	8.25%	07/2021	$2,699,449	$2,674,347	2.1%	$2,699,448

					3,766,585	3,745,819	3.0	3,779,136

Food, Beverage & Tobacco
American Seafoods Group LLC	Senior Secured Second Lien	L + 900(4)	10.00%	02/2022	5,000,000	4,884,333	3.8	4,850,000
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425(4)	5.25%	06/2021	742,500	736,390	0.6	746,213

					5,742,500	5,620,723	4.4	5,596,213

Health Care Equipment & Services
Alere, Inc. (5)	Senior Secured First Lien	L + 325(3)	4.25%	06/2022	780,254	785,178	0.6	781,339
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	P + 350(10)	7.25%	05/2023	1,169,125	1,158,311	0.9	1,186,662
Beaver-Visitec International, Inc. (5)	Senior Secured First Lien	L + 500(4)	6.00%	08/2023	7,481,250	7,409,181	5.8	7,481,250
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(4)	5.25%	07/2021	369,021	371,653	0.3	338,577
Epic Health Services, Inc.(15)	Senior Secured First Lien	L + 475(4)	5.75%	02/2021	171,445	169,798	0.1	171,445
Epic Health Services, Inc. (15)	Senior Secured Second Lien	L + 825(4)	10.25%	08/2021	928,125	910,225	0.7	928,125
ExamWorks Group, Inc. (15)	Senior Secured Second Lien		10.50%	07/2024	5,000,000	4,855,211	3.9	5,000,000
Heartland Dental, LLC	Senior Secured First Lien	L + 450(4)	5.50%	12/2018	984,925	989,007	0.8	987,692
NMSC Holdings, Inc. (15)	Senior Secured Second Lien	L + 1000(4)	11.00%	10/2023	4,307,480	4,145,844	3.4	4,350,555
NVA Holdings, Inc.	Senior Secured First Lien	L + 450(4)	5.50%	08/2021	4,054,162	3,966,046	3.2	4,074,433
Onex Carestream Finance LP (5)	Senior Secured First Lien	L + 400(4)	5.00%	06/2019	423,553	423,947	0.3	412,610
Onex Carestream Finance LP (5)	Senior Secured Second Lien	L + 850(4)	9.50%	12/2019	197,728	197,728	0.1	163,126
Professional Physical Therapy	Senior Secured First Lien	L + 500(4)	6.00%	12/2022	7,500,000	7,425,376	5.9	7,518,750
PT Network, LLC (2)(6)(15)	Senior Secured First Lien			11/2021	—	(10,811)	—	—
PT Network, LLC (15)	Senior Secured First Lien	L + 650(4)	7.50%	11/2021	2,300,000	2,277,339	1.8	2,300,000
Zest Holdings LLC (15)	Senior Secured First Lien	L + 475(4)	5.75%	08/2020	4,962,500	4,924,402	3.9	4,937,687

					40,629,568	39,998,435	31.7	40,632,251

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500(3)	6.00%	01/2021	1,741,127	1,724,253	1.3	1,732,421
Paris Presents Incorporated	Senior Secured Second Lien	L + 875(3)	9.75%	01/2022	504,468	494,600	0.4	494,379

					2,245,595	2,218,853	1.7	2,226,800

Insurance
Confie Seguros Holding II Co.	Senior Secured First Lien	L + 475(3)	5.75%	04/2022	179,147	177,390	0.1	180,357
Edgewood Partners Insurance Center	Senior Secured First Lien	L + 600(3)	7.00%	03/2023	2,977,500	2,923,345	2.4	2,999,831
Integro Parent, Inc.	Senior Secured First Lien	L + 575(4)	6.75%	09/2022	460,883	453,252	0.4	456,274
Integro Parent, Inc.	Senior Secured First Lien	L + 575(4)	6.75%	10/2022	34,259	33,650	—	33,917

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Integro Parent, Inc.	Senior Secured Second Lien	L + 925(4)	10.25%	10/2023	$380,282	$373,449	0.3%	$370,775
Integro Parent, Inc.	Senior Secured Second Lien	L + 925(4)	10.25%	10/2023	2,408,451	2,362,284	1.8	2,348,240

					6,440,522	6,323,370	5.0	6,389,394

Materials
Berlin Packaging LLC	Senior Secured First Lien	L + 350(3)	4.50%	10/2021	979,804	983,603	0.8	989,676
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(3)	4.50%	08/2021	967,618	971,009	0.8	975,600
IBC Capital Limited (5)	Senior Secured First Lien	L + 375(9)	4.99%	09/2021	837,218	826,618	0.6	830,591
Ineos US Finance LLC (5)	Senior Secured First Lien	L + 325(3)	4.25%	03/2022	492,477	493,470	0.4	499,365
Royal Holdings, Inc.	Senior Secured First Lien	L + 350(4)	4.50%	06/2022	837,250	839,571	0.7	847,017
Tank Holding Corp.	Senior Secured First Lien	L + 425(4)	5.25%	03/2022	932,584	940,133	0.7	924,811

					5,046,951	5,054,404	4.0	5,067,060

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325(4)	4.25%	09/2021	985,370	986,201	0.7	963,510
iHeartCommunications, Inc. (5)	Senior Secured First Lien	L + 675(7)	7.52%	01/2019	738,673	708,375	0.5	603,865
Rentpath, Inc. (5)	Senior Secured First Lien	L + 525(3)	6.25%	12/2021	984,925	992,930	0.8	970,151
Tribune Media Co. (5)	Senior Secured First Lien	L + 300(7)	3.77%	12/2020	492,500	494,408	0.4	497,272

					3,201,468	3,181,914	2.4	3,034,798

Pharmaceuticals, Biotechnology & Life Sciences
Ortho-Clinical Diagnostics, Inc.	Senior Secured First Lien	L + 375(4)	4.75%	06/2021	837,121	828,864	0.6	832,638

Real Estate
Capital Automotive L.P. (5)	Senior Secured Second Lien	L + 500(3)	6.00%	04/2020	500,000	507,232	0.4	507,915
DTZ U.S. Borrower, LLC (5)	Senior Secured Second Lien	L + 825(4)	9.25%	11/2022	425,532	419,844	0.3	426,772

					925,532	927,076	0.7	934,687

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400(3)	5.00%	07/2022	930,205	934,721	0.7	862,766
Midas Intermediate Holdco II, LLC	Senior Secured First Lien	L + 350(4)	4.50%	08/2021	984,887	991,511	0.8	998,429
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 400(4)	5.00%	01/2023	165,417	162,602	0.1	166,540
Strategic Partners, Inc.	Senior Secured First Lien	L + 525(4)	6.25%	06/2023	6,483,750	6,468,222	5.1	6,548,587

					8,564,259	8,557,056	6.7	8,576,322

Software & Services
Ansira Partners, Inc. (2)(6)	Senior Secured First Lien			12/2022	—	(9,495)	—	(7,159)
Ansira Partners, Inc.	Senior Secured First Lien	L + 650(4)	7.50%	12/2022	6,545,455	6,480,290	5.1	6,496,364
Cision US Inc.	Senior Secured First Lien	L + 600(4)	7.00%	06/2023	4,975,000	4,787,830	3.9	4,940,797
Compuware Corporation	Senior Secured First Lien	L + 525(4)	6.25%	12/2021	983,690	969,250	0.8	991,191

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Epicor Software Corporation	Senior Secured First Lien	L + 375(3)	4.75%	06/2022	$970,883	$972,387	0.8%	$976,432
Informatica Corporation (5)	Senior Secured First Lien	L + 350(4)	4.50%	08/2022	839,375	840,401	0.6	837,365
Magic Newco LLC (5)	Senior Secured First Lien	L + 400(3)	5.00%	12/2018	984,595	986,788	0.8	995,366
Mediaocean LLC	Senior Secured First Lien	L + 475(3)	5.75%	08/2022	6,523,509	6,463,692	5.1	6,564,281
Merrill Communications, LLC	Senior Secured First Lien	L + 525(4)	6.25%	06/2022	986,768	989,816	0.8	984,302
Ministry Brands Intermediate, LLC (15)	Senior Secured First Lien	L + 500(4)	6.00%	11/2023	4,120,000	4,079,195	3.2	4,078,800
Ministry Brands Intermediate, LLC (2)(6)(15)	Senior Secured First Lien			11/2023	—	(11,300)	—	(11,300)
SMS Systems Maintenance Services, Inc. (15)	Senior Secured Second Lien		10.00%	10/2024	9,015,000	8,726,344	7.0	9,015,000
Tibco Software Inc.	Senior Secured First Lien	L + 550(3)	6.50%	12/2020	399,614	400,396	0.3	402,029
Transportation Insight, LLC (15)	Senior Secured First Lien	L + 525(3)	6.25%	09/2019	1,862,644	1,846,176	1.4	1,862,644

					38,206,533	37,521,770	29.8	38,126,112

Technology Hardware & Equipment
Riverbed Technology, Inc.	Senior Secured First Lien	L + 325(3)	4.25%	04/2022	—	114	—	—

Telecommunication Services
Birch Communications, Inc.	Senior Secured First Lien	L + 725(4)	8.25%	07/2020	948,068	951,686	0.7	853,261
Charter Communications Operating, LLC (5)	Senior Secured First Lien	L + 225(7)	2.51%	01/2024	322,562	321,888	0.2	324,880
Level 3 Financing Inc. (5)	Senior Secured First Lien	L + 300(4)	4.00%	01/2020	500,000	501,315	0.4	507,500
U.S. Telepacific Corporation	Senior Secured First Lien	L + 500(4)	6.00%	11/2020	982,787	984,672	0.8	985,347

					2,753,417	2,759,561	2.1	2,670,988

Transportation
Kenan Advantage Group, Inc. (2)	Senior Secured First Lien			01/2017	—	8	—	196
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300(3)	4.00%	07/2022	778,569	780,484	0.6	782,221
Keurig Green Mountain, Inc. (5)	Senior Secured First Lien	L + 450(7)	5.31%	03/2023	229,188	225,056	0.2	233,074
Pilot Air Freight, LLC (15)	Senior Secured First Lien	L + 525(4)	6.25%	10/2022	3,350,000	3,317,358	2.6	3,350,000

					4,357,757	4,322,906	3.4	4,365,491

Utilities
Eastern Power, LLC	Senior Secured First Lien	L + 400(4)	5.00%	10/2021	938,787	943,975	0.7	949,151

Total Debt Investments United States					$209,302,949	$206,307,450	163.1%	$208,878,346

Equity Investments
Capital Goods
Alion Science and Technology Corp. (11)(15)	Common Stock				535,714	535,715	0.4	554,894

Commercial & Professional Services
Universal Services Equity Investments (11)(15)	Common Stock				1,000,000	1,000,000	0.8	1,000,000
USAGM HoldCo, LLC (11)(15)	Common Stock				238,095	238,095	0.2	238,095

					1,238,095	1,238,095	1.0	1,238,095

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal/Par Amount	Cost	Percentage of Net Assets **	Fair Value
Health Care Equipment & Services
ExamWorks Group, Inc. (11)(15)	Common Stock				$7,500	$750,000	0.6%	$750,000

Insurance
Integro Equity (11)(15)	Common Stock				4,226	422,535	0.3	415,645

Software & Services
SMS Systems Maintenance Services, Inc. (11)(15)	Common Stock				985,000	985,000	0.8	985,000

Total Equity Investments United States					$2,770,535	$3,931,345	3.1%	$3,943,634

Total United States						$210,238,795	166.2%	$212,821,980

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc. (5)	Senior Secured First Lien	E + 575(12)	5.75%	03/2023	€1,994,499	2,041,092	1.6	2,022,011

Total Debt Investments France					€1,994,499	$2,041,092	1.6%	$2,022,011

Total France						$2,041,092	1.6%	$2,022,011

United Kingdom
Debt Investments
Software & Services
CB SDG , Ltd. (5)(15)	Senior Secured First Lien	L + 650(13)	7.18%	07/2022	£1,978,200	2,993,723	1.8	2,336,810
CB SDG , Ltd. (2)(5)(15)	Senior Secured First Lien	L + 650(13)	7.18%	07/2022	643,959	965,988	0.6	740,151

Total Debt Investments United Kingdom					£2,622,159	$3,959,711	2.4%	$3,076,961

Total United Kingdom						$3,959,711	2.4%	$3,076,961

Total Investments						$216,239,598	170.2%	$217,920,952

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which resets daily, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
**	Percentage is based on net assets of $128,056,028 as of December 31, 2016.
(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.
(2)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(3)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(5)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.
(6)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(7)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR.
(8)	The interest rate on these loans is subject to a base rate plus 2 month LIBOR. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the LIBOR floor.
(9)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2016

(10)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2016 was 3.75%.
(11)	Non-income producing security.
(12)	The interest rate on these loans is subject to a base rate plus 3 month EURIBOR. As the interest rate is subject to a minimum EURIBOR floor which was greater than the 3 month EURIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the EURIBOR floor.
(13)	The interest rate on these loans is subject to a base rate plus 6 month GBP LIBOR. As the interest rate is subject to a minimum GBP LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2016, the prevailing rate in effect as of December 31, 2016 was the base rate plus the GBP LIBOR floor.
(14)	These loans are first lien/last-out term loans. In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders whereby the loan has been allocated to “first-out” and “last-out” tranches, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any amounts due thereunder. The Company holds the “last-out” tranche.
(15)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.

See accompanying notes.

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may purchase interests in loans or make debt investments, either (i) directly from its target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although the Company’s focus is to invest in private credit transactions, in certain circumstances it will also invest in broadly syndicated loans and bonds.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, the Company may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that the Company would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. The term “mezzanine” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. The Company may make multiple investments in the same portfolio company.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2017, the Company recorded $5,197,500 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data, and $11,793,693 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the year ended December 31, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of December 31, 2017 and 2016, there were $856,042 and $979,874, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017 and 2016, no loans had been placed on non-accrual status by the Company.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2017, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2017 the Company incurred an excise tax of $22,985, of which $22,985 remained payable and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. There were no excise tax expenses or payables for the years ended December 31, 2016 or 2015.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the year ended December 31, 2017, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of ($217,149) related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $217,149 related to the Taxable Subsidiary as of December 31, 2017. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at December 31, 2016.

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

For the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred administrative services expenses of $566,359, $523,047 and $230,520, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $232,779 and $154,403, respectively, were payable at December 31, 2017 and 2016.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred expenses of $667,788, $622,673 and $303,892, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $174,043 and $158,080, respectively, were payable at December 31, 2017 and 2016.

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

For the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred management fees, which are net of waived amounts, of $2,717,199, $1,701,168 and $605,497, respectively, of which $734,504 and $521,866, respectively, were payable at December 31, 2017 and 2016.

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

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the years ended December 31, 2017 and 2016, and the period from February 5, 2015 (Inception) through December 31, 2015, the Company incurred income incentive fees of $1,622,836, $525,493 and $0, respectively, of which $504,295 and $461,537 were payable at December 31, 2017 and 2016.

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

No capital gains incentive fees were incurred for the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, the Company recorded directors’ fees of $290,000, $288,042 and $135,549, respectively, of which $57,063 and $48,375, respectively, were payable at December 31, 2017 and 2016.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of December 31, 2017 and December 31, 2016, all investments held are non-controlled or non-affiliated investments.

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

Investments at fair value consisted of the following at December 31, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$230,985,313	$233,486,423	$2,501,110
Senior Secured Second Lien	70,727,664	70,064,245	(663,419)
Unsecured Debt	5,562,528	5,641,565	79,037
Preferred Stock	1,891,892	2,011,108	119,216
Common Stock	8,048,509	7,923,331	(125,178)

Total Investments	$317,215,906	$319,126,672	$1,910,766

Investments at fair value consisted of the following at December 31, 2016:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$166,178,326	$166,531,949	$353,623
Senior Secured Second Lien	41,259,110	42,495,369	1,236,259
Unsecured Debt	4,870,817	4,950,000	79,183
Common Stock	3,931,345	3,943,634	12,289

Total Investments	$216,239,598	$217,920,952	$1,681,354

The industry composition of investments at fair value at December 31, 2017 and December 31, 2016 is as follows:

Industry	Fair Value December 31, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
Automobiles & Components	$18,849,183	5.91%	$3,183,333	1.46%
Capital Goods	17,096,221	5.36	17,714,408	8.13
Commercial & Professional Services	70,309,935	22.03	36,916,967	16.94
Consumer Durables & Apparel	3,030,000	0.95	4,001,176	1.84
Consumer Services	32,380,725	10.15	22,012,237	10.10
Diversified Financials	3,531,247	1.11	2,993,211	1.37
Energy	311,446	0.10	668,962	0.31
Food & Staples Retailing	7,337,663	2.30	3,779,136	1.73
Food, Beverage & Tobacco	736,837	0.23	5,596,213	2.57
Health Care Equipment & Services	72,937,130	22.85	41,382,251	18.99
Household & Personal Products	2,225,440	0.70	2,226,800	1.02
Insurance	3,659,282	1.15	6,805,039	3.12
Materials	2,669,277	0.84	5,067,060	2.32
Media	5,994,211	1.88	3,034,798	1.39
Pharmaceuticals, Biotechnology & Life Sciences	—	—	832,638	0.38
Real Estate	426,596	0.13	934,687	0.43
Retailing	7,328,350	2.29	8,576,322	3.94
Software & Services	61,214,515	19.18	42,188,073	19.36
Technology Hardware & Equipment	4,992,098	1.56	2,022,011	0.93
Telecommunication Services	—	—	2,670,988	1.23
Transportation	4,096,516	1.28	4,365,491	2.00
Utilities	—	—	949,151	0.44

Total Investments	$319,126,672	100.00%	$217,920,952	100.00%

The geographic composition of investments at fair value at December 31, 2017 and December 31, 2016 is as follows:

Geographic Region	Fair Value December 31, 2017	Percentage of Fair Value	Fair Value December 31, 2016	Percentage of Fair Value
United States	$313,187,359	98.14%	$212,821,980	97.66%
United Kingdom	3,556,293	1.11	3,076,961	1.41
France	2,383,020	0.75	2,022,011	0.93

Total Investments	$319,126,672	100.00%	$217,920,952	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2017:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$79,571,639	$153,914,784	$233,486,423
Senior Secured Second Lien	—	23,432,543	46,631,702	70,064,245
Unsecured Debt	—	—	5,641,565	5,641,565
Preferred Stock	—	—	2,011,108	2,011,108
Common Stock	—	—	7,923,331	7,923,331

Total Investments	$—	$103,004,182	$216,122,490	$319,126,672

The following table presents fair value measurements of investments as of December 31, 2016:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$101,132,842	$65,399,107	$166,531,949
Senior Secured Second Lien	—	21,141,689	21,353,680	42,495,369
Unsecured Debt	—	—	4,950,000	4,950,000
Common Stock	—	—	3,943,634	3,943,634

Total Investments	$—	$122,274,531	$95,646,421	$217,920,952

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2017, based off of the fair value hierarchy at December 31, 2017:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2017	$65,399,107	$21,353,680	$4,950,000	$—	$3,943,634	$95,646,421
Amortized discounts/premiums	382,200	147,981	18,154	—	—	548,335
Paid in-kind interest	8,880	—	56,072	—	—	64,952
Net realized gain (loss)	1,298	17,407	—	—	—	18,705
Net change in unrealized appreciation (depreciation)	2,196,350	(1,685,300)	(146)	119,216	(137,469)	492,651
Purchases	91,955,892	28,774,442	618,473	1,891,892	4,993,670	128,234,369
Sales/return of capital/principal repayments/paydowns	(12,625,136)	(1,976,508)	(988)	—	(876,504)	(15,479,136)
Transfers in	11,793,693	—	—	—	—	11,793,693
Transfers out	(5,197,500)	—	—	—	—	(5,197,500)

Balance as of December 31, 2017	$153,914,784	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2017	$2,267,678	$(1,667,401)	$(146)	$119,216	$(137,469)	$581,878

During the year ended December 31, 2017, the Company recorded $5,197,500 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data, and $11,793,693 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2016, based off of the fair value hierarchy at December 31, 2016:

	Common Stock	Senior Secured First Lien	Senior Secured Second Lien	Unsecured Debt	Total
Balance as of January 1, 2016	$1,958,249	$32,607,633	$12,236,479	$5,000,000	$51,802,361
Amortized discounts/premiums	—	126,755	23,042	15,513	165,310
Paid in-kind interest	—	—	—	—	—
Net realized gain (loss)	—	341,407	10,669	—	352,076
Net change in unrealized appreciation (depreciation)	12,290	(462,200)	764,003	(65,513)	248,580
Purchases	1,973,095	55,714,336	22,151,492	—	79,838,923
Sales/return of capital/principal repayments/paydowns	—	(18,537,747)	(1,222,849)	—	(19,760,596)
Transfers in	—	—	—	—	—
Transfers out	—	(4,391,077)	(12,609,156)	—	(17,000,233)

Balance as of December 31, 2016	$3,943,634	$65,399,107	$21,353,680	$4,950,000	$95,646,421

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2016	$12,290	$(219,370)	$634,263	$(65,513)	$361,670

During the year ended December 31, 2016, the Company recorded $17,000,233 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$153,914,784	Discounted Cash Flows	Discount Rate	5.6%- 9.5% (6.9%)
Senior Secured Second Lien	$46,631,702	Discounted Cash Flows	Discount Rate	8.0%- 14.3% (11.0%)
Unsecured Debt	$5,641,565	Discounted Cash Flows	Discount Rate	11.0%- 14.9% (11.4%)
Preferred Stock	$2,011,108	Market Multiple	Comparable EBITDA Multiple	15.8	x
Common Stock	$7,923,331	Market Multiple	Comparable EBITDA Multiple	7.4x- 15.8x (11.7	x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$65,399,107	Discounted Cash Flows	Discount Rate	5.7% -9.9% (7.1%)
Senior Secured Second Lien	$21,353,680	Discounted Cash Flows	Discount Rate	9.8% -10.5% (10.1%)
Unsecured Debt	$4,950,000	Discounted Cash Flows	Discount Rate	11.2%
Common Stock	$3,943,634	Market Multiple	Comparable EBITDA Multiple	10.5x -13.4x (11.8	x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2017 and December 31, 2016. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of December 31, 2017 and December 31, 2016, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Aggregate Principal Amount Committed	Drawn Amount(4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125,000,000	$86,628,575	$38,371,425	$86,628,575
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II(3)(5)	75,000,000	65,309,591	9,955,454	65,075,395

Total Debt	$200,000,000	$151,938,166	$48,326,879	$151,703,970

	December 31, 2016
	Aggregate Principal Amount Committed	Drawn Amount(4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$75,000,000	$47,628,575	$27,371,425	$47,628,575
Revolving Credit Facility (3)(5)	50,000,000	47,809,591	2,998,009	47,021,934

Total Debt	$125,000,000	$95,438,166	$30,369,434	$94,650,509

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between drawn amount and the carrying value is attributable to the effect of foreign currency translation adjustments.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).

(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2017 and December 31, 2016, was $65,044,546 and $47,006,114, respectively.

As of December 31, 2017 and December 31, 2016, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a effective yield basis. As of December 31, 2017 and December 31, 2016, deferred financing costs related to the SPV Asset Facility were $776,117 and $900,020, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the Revolving Credit Facility were recorded as deferred financing costs and amortized over the life of the Revolving Credit Facility on a effective yield basis. As of December 31, 2017 and December 31, 2016, deferred financing costs related to the Revolving Credit Facility were $0 and $79,854, respectively, and are included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on a effective yield basis. As of December 31, 2017, deferred financing costs related to the Revolving Credit Facility II were $79,925 and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) through December 31, 2015, were as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015
Borrowing interest expense	$4,308,034	$1,915,615	$395,793
Facility fees	227,331	182,240	34,249
Amortization of financing costs	767,545	608,973	217,301

Total	$5,302,910	$2,706,828	$647,343

Weighted average interest rate	3.23%	2.45%	1.86%
Average outstanding balance	$133,486,128	$78,294,459	$23,591,427

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2017 and December 31, 2016, the Company had unfunded commitments denominated in USD totaling $21,116,031 and $9,297,035, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £377,841 and £377,841 at December 31, 2017 and December 31, 2016, respectively.

Other Commitments and Contingencies

As of December 31, 2017, the Company had $391.7 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $220.7 million as of December 31, 2017.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the year ended December 31, 2017, the Advisor allocated to the Company $102,144 of equity offering costs and $73,015 of organization costs, of which $38,924 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2017. Since June 26, 2015 (Commencement) through December 31, 2017, the Advisor has allocated to the Company $388,145 of equity offering costs and $277,457 of organization costs.

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

Note 8. Stockholders’ Equity

On June 26, 2015, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $220.7 million and $246.7 million as of December 31, 2017 and 2016, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2017 and 2016 and for the period from June 26, 2015 (Commencement) through December 31, 2015:

	For the year ended
	December 31, 2017
Quarter Ended	Shares	Amount
December 31, 2017	490,822	$10,000,000
September 30, 2017	488,138	10,000,000
June 30, 2017	490,701	10,000,000
March 31, 2017	744,085	15,000,000

Total Capital Drawdowns	2,213,746	$45,000,000

	For the year ended
	December 31, 2016
Quarter Ended	Shares	Amount
December 31, 2016	352,627	$7,000,000
September 30, 2016	613,121	12,000,000
June 30, 2016	728,256	14,000,000
March 31, 2016	624,382	12,000,000

Total Capital Drawdowns	2,318,386	$45,000,000

	For the period from June 26, 2015 (Commencement) through
	December 31, 2015
Quarter Ended	Shares	Amount
December 31, 2015	605,418	$12,000,000
September 30, 2015	2,100,840	42,000,000
June 30, 2015	1,350,000	27,000,000

Total Capital Drawdowns	4,056,258	$81,000,000

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

At December 31, 2017 and 2016, CCG LP and its affiliates owned 3.32% and 4.47%, respectively, of the outstanding common shares of the Company.

For the year ended December 31, 2017, dividends declared and payable by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2017	$2,707,232	$0.31
September 30, 2017	$2,470,579	$0.30
June 30, 2017	$2,169,823	$0.29
March 31, 2017	$1,994,047	$0.28

For the year ended December 31, 2016, dividends declared and payable by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2016	$2,400,000	$0.38
September 30, 2016	$1,543,640	$0.26
June 30, 2016	$1,164,992	$0.22
March 31, 2016	$1,130,001	$0.24

For the period from February 5, 2015 (Inception) through December 31, 2015 dividends declared and payable by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2015	$924,998	$0.23
September 30, 2015	$151,009	$0.04

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2017 and December 31, 2016, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015
Net increase (decrease) in net assets resulting from operations	$9,055,186	$11,768,693	$(2,155,042)
Weighted average common shares outstanding	7,562,447	5,191,589	1,636,134
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$1.20	$2.27	$(1.32)

Note 10. Income Taxes

The tax character of shareholder distributions attributable to the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, were as follows:

	2017	2016	2015
Ordinary Income (1)	$9,341,681	$6,238,633	$1,076,007
Capital Gains	—	—	—

Total	$9,341,681	$6,238,633	$1,076,007

(1)	For years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, 100%, 100% and 100%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of wash sales and organizational expenses, and is as follows:

	2017	2016	2015
Undistributed net investment income	$774,114	$68,766	$—
Other temporary differences	(240,948)	(118,284)	(159,569)
Post October loss deferrals	—	(16,464)	(16,582)
Capital loss carryover	(441,103)	(70,653)	(70,920)
Unrealized appreciation (depreciation)	1,985,571	2,435,646	(2,983,978)

Components of tax distributable earnings at year end	$2,073,634	$2,299,011	$(3,231,049)

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

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax year remains subject to examination by the Internal Revenue Service.

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. For the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gains and losses and disallowed excise tax expense as follows:

	2017	2016	2015
Paid-in capital in excess of par value	$(22,985)	$—	$—
Accumulated net realized gain (loss)	2,738	53,618	(8,580)

Distributions in excess of net investment income	20,247	(53,618)	8,580

Total	$—	$—	$—

The tax cost of the Company’s investments as of December 31, 2017, approximates their amortized cost.

As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$317,447,028

Gross unrealized appreciation	$5,965,295
Gross unrealized depreciation	(4,285,767)

Net unrealized investment appreciation	$1,679,528

As of December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$216,264,636

Gross unrealized appreciation	$2,754,130
Gross unrealized depreciation	(1,097,814)

Net unrealized investment appreciation	$1,656,316

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the years ended December 31, 2017 and 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, relating to the common shares issued through December 31, 2017 pursuant to the Subscription Agreements:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$19.13	$20.00

Net investment income after tax	1.31	1.23	0.32
Net realized and unrealized gains (losses) on investments(2)	(0.09)	0.84	(0.87)

Net increase (decrease) in net assets resulting from operations	1.22	2.07	(0.55)

Distributions declared from net investment income(3)	(1.18)	(1.10)	(0.27)
Offering costs	(0.02)	(0.02)	(0.05)

Total increase (decrease) in net assets	0.02	0.95	(0.87)

Net asset value, end of period	$20.10	$20.08	$19.13
Shares outstanding, end of period	8,597,116	6,376,850	4,056,316
Weighted average shares outstanding	7,562,447	5,191,589	2,855,996
Total return(4)	5.99%	10.70%	(3.00	)% (5)

Ratio/Supplemental Data:
Net assets, end of period	$172,799,989	$128,056,028	$77,586,238
Ratio of total expenses to average net assets	8.02%	7.17%	7.65	% (6)
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	3.53%	4.08%	5.53	% (6)
Ratio of net investment income to average net assets	6.45%	6.14%	3.17	% (6)
Ratio of interest and credit facility expenses to average net assets	3.44%	2.59%	2.12	% (7)
Ratio of incentive fees to average net assets	1.05%	0.50%	—
Portfolio turnover rate	19.27%	34.36%	4.08	% (5)
Asset coverage ratio(8)	2.13	2.35	2.42

*	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.
(5)	Not annualized.
(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2017	Quarter Ended September 30, 2017	Quarter Ended June 30, 2017	Quarter Ended March 31, 2017
Investment income	$6,348,868	$6,186,137	$5,291,948	$4,464,724
Total expenses	3,467,413	3,330,110	3,017,321	2,543,794

Net investment income before taxes	2,881,455	2,856,027	2,274,627	1,920,930
Income and excise taxes	23,785	—	1,600	89

Net investment income after taxes	2,857,670	2,856,027	2,273,027	1,920,841

Net realized and unrealized gains	(2,823,346)	(124,870)	698,365	1,614,621
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	162,996	(380,145)	—	—

Net increase in net assets resulting from operations after tax	$197,320	$2,351,012	$2,971,392	$3,535,462

Net investment income per share (basic and diluted)	$0.35	$0.36	$0.31	$0.28

Net increase in net assets resulting from operations per share (basic and diluted)	$0.03	$0.30	$0.40	$0.52

Weighted average shares outstanding	8,195,337	7,848,043	7,446,092	6,741,198

Net asset value per share	$20.10	$20.40	$20.41	$20.30

	Quarter Ended December 31, 2016	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016	Quarter Ended March 31, 2016
Investment income	$5,018,071	$3,456,059	$2,903,519	$2,510,128
Total expenses	2,402,654	1,873,387	1,765,906	1,436,071

Net investment income before taxes	2,615,417	1,582,672	1,137,613	1,074,057
Income taxes	—	800	—	800

Net investment income after taxes	2,615,417	1,581,872	1,137,613	1,073,257

Net realized and unrealized gains	1,738,326	1,622,872	1,883,598	115,738

Net increase in net assets resulting from operations after tax	$4,353,743	$3,204,744	$3,021,211	$1,188,995

Net investment income per share (basic and diluted)	$0.43	$0.29	$0.23	$0.25

Net increase in net assets resulting from operations per share (basic and diluted)	$0.72	$0.58	$0.62	$0.28

Weighted average shares outstanding	6,085,231	5,510,123	4,881,504	4,276,179

Net asset value per share	$20.08	$19.77	$19.49	$19.15

	Quarter Ended December 31, 2015	Quarter Ended September 30, 2015	Quarter Ended June 30, 2015	For the period from February 5, 2015 (Inception) to March 31, 2015
Investment income	$2,147,351	$1,155,317	$—	$—
Total expenses	1,285,246	1,047,330	67,291	—

Net investment income (loss) before taxes	862,105	107,987	(67,291)	—
Income taxes	—	800	—	—

Net investment income (loss) after taxes	862,105	107,187	(67,291)	—

Net realized and unrealized gains (losses)	(2,455,117)	(590,899)	(11,027)	—

Net increase (decrease) in net assets resulting from operations after tax	$(1,593,012)	$(483,712)	$(78,318)	$—

Net investment income (loss) per share (basic and diluted)	$0.24	$0.05	$(4.25)	$—

Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$(0.44)	$(0.21)	$(4.95)	$—

Weighted average shares outstanding	3,589,082	2,263,409	15,824	—

Net asset value per share	$19.13	$19.74	$19.90	$—

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there has been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2017 and for the year ended December 31, 2017.

The Company issued common shares and received gross proceeds of approximately $15 million subsequent to December 31, 2017.

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

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2018 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2.	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Revolving Credit Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Revolving Credit Agreement on Form 8-K filed on March 28, 2016).

10.9	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

24	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: March 23, 2018	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: March 23, 2018	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Mike L. Wilhelms, George P. Hawley, Joseph A. Hanlon and Jonathan R. Insull, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2017, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2018.

Signature	Title

/s/ Jason A. Breaux Jason A. Breaux	Chief Executive Officer

/s/ Mike L. Wilhelms Mike L. Wilhelms	Chief Financial Officer

/s/ George G. Strong, Jr. George G. Strong, Jr.	Director and Chairman of the Audit Committee

/s/ Steven F. Strandberg Steven F. Strandberg	Director

/s/ Michael S. Segal Michael S. Segal	Director