Form 10-Q
period 2018-03-31
Crescent Capital BDC, Inc.
filed 2018-05-11
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 11, 2018 was 10,341,086.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $326,526,364 and $317,215,906, respectively)	$328,437,592	$319,126,672
Cash and cash equivalents	8,847,459	8,791,778
Cash denominated in foreign currency (cost of $529,509 and $452,924, respectively)	571,018	479,134
Receivable for investments sold	981,806	11,957
Interest receivable	1,658,830	1,333,277
Prepaid expenses and other assets	35,640	74,357

Total assets	$340,532,345	$329,817,175

Liabilities
Debt (net of deferred financing costs of $660,978 and $856,042, respectively)	$144,219,975	$150,847,928
Payable for investments purchased	2,206,425	—
Distributions payable	3,035,614	2,707,232
Management fees payable - affiliate	737,752	734,504
Income incentive fee payable - affiliate	551,530	504,295
Due to Advisor - affiliate	58,386	38,924
Due to Administrator - affiliate	191,671	232,779
Professional fees payable	209,733	289,899
Directors’ fees payable	62,813	57,063
Interest and other debt financing costs payable	1,062,203	1,018,332
Deferred tax liability	185,743	217,149
Accrued expenses and other liabilities	352,485	369,081

Total liabilities	$152,874,330	$157,017,186

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 9,343,227 and 8,597,116 shares issued and outstanding, respectively)	9,343	8,597
Paid-in capital in excess of par value	185,806,718	170,755,891
Accumulated net realized loss	(628,124)	(455,135)
Accumulated undistributed net investment income	645,871	536,613
Net unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	1,824,207	1,954,023

Total Net Assets	$187,658,015	$172,799,989

Total Liabilities and Net Assets	$340,532,345	$329,817,175

Net asset value per share	$20.08	$20.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Investment Income:
Interest income from non-controlled and non-affiliated investments	$6,771,897	$4,460,871
Paid-in-kind interest	39,084	3,853

Total investment income	6,810,981	4,464,724

Expenses:
Interest and other debt financing costs	1,651,960	1,045,432
Management fees (net of waiver of $470,842 and $303,960, respectively)	737,752	604,227
Income incentive fees	554,977	221,558
Directors’ fees	72,500	72,500
Professional fees	185,448	175,000
Organization expenses	24,338	24,338
Other general and administrative expenses	439,913	400,739

Total expenses	3,666,888	2,543,794

Net investment income before taxes	3,144,093	1,920,930

Income and excise taxes	(779)	89

Net investment income after taxes	3,144,872	1,920,841

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(175,123)	15,394
Net realized gain (loss) on foreign currency transactions	2,134	(985)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(161,222)	1,600,212

Net realized and unrealized gains (losses) on investments	(334,211)	1,614,621

Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	31,406	—

Net increase in net assets resulting from operations	$2,842,067	$3,535,462

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.32	$0.52
Net investment income per share (basic and diluted):	$0.36	$0.28
Weighted average shares outstanding (basic and diluted):	8,805,686	6,741,198
Distributions declared per share:	$0.32	$0.28

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,144,872	$1,920,841
Net realized gain (loss) on investments and foreign currency transactions	(172,989)	14,409
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(161,222)	1,600,212
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	31,406	—

Net increase in net assets resulting from operations	2,842,067	3,535,462

Distributions to shareholders from:
Net investment income	(3,035,614)	(1,994,047)

Total distributions to shareholders	(3,035,614)	(1,994,047)

Capital transactions:
Issuance of common stock	15,000,000	15,000,000
Issuance of common stock pursuant to dividend reinvestment plan	85,620	13,131
Equity offering costs	(34,047)	(34,048)

Net increase in net assets resulting from capital transactions	15,051,573	14,979,083

Total increase in net assets	14,858,026	16,520,498
Net assets at beginning of period	172,799,989	128,056,028

Net assets at end of period	$187,658,015	$144,576,526

Accumulated undistributed (distributions in excess of) net investment income	$645,871	$(122,724)

Changes in Shares
Common stock, at beginning of period	8,597,116	6,376,850
Issuance of common stock	741,876	744,085
Issuance of common stock pursuant to dividend reinvestment plan	4,235	661

Common stock, at end of period	9,343,227	7,121,596

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,842,067	$3,535,462

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(42,166,463)	(57,765,496)
Paid-in-kind interest income	(39,084)	(3,853)
Proceeds from sales of investments and principal repayments	33,205,955	13,134,192
Net realized (gain) loss on investments	175,123	(15,394)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	161,222	(1,600,212)
Amortization of premium and accretion of discount, net	(485,989)	(158,985)
Amortization of deferred financing costs	195,064	172,769
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(969,849)	(558,214)
(Increase) decrease in interest receivable	(325,553)	549,884
(Increase) decrease in prepaid expenses and other assets	38,717	26,975
Increase (decrease) in payable for investments purchased	2,206,425	—
Increase (decrease) in management fees payable - affiliate	3,248	82,361
Increase (decrease) in income incentive fees payable - affiliate	47,235	(239,979)
Increase (decrease) in due to Advisor - affiliate	19,462	31,139
Increase (decrease) in due to Administrator - affiliate	(41,108)	(8,462)
Increase (decrease) in professional fees payable	(80,166)	56,083
Increase (decrease) in directors’ fees payable	5,750	72,500
Increase (decrease) in interest and credit facility fees and expenses payable	43,871	203,731
Increase (decrease) in deferred tax liability	(31,406)	—
Increase (decrease) in accrued expenses and other liabilities	(16,596)	(11,207)

Net cash provided by (used for) operating activities	(5,212,075)	(42,496,706)

Cash flows from financing activities:
Issuance of common stock	15,000,000	15,000,000
Financing costs paid related to revolving credit facility	—	(465,737)
Distributions paid	(2,621,612)	(1,736,869)
Equity offering costs	(34,047)	(34,048)
Borrowings on debt	22,500,000	50,200,000
Repayments on debt	(29,500,000)	(18,000,000)

Net cash provided by (used for) financing activities	5,344,341	44,963,346

Effect of exchange rate changes on cash denominated in foreign currency	15,299	3,532
Net increase (decrease) in cash, cash equivalents and foreign currency	147,565	2,470,172
Cash, cash equivalents and foreign currency, beginning of period	9,270,912	5,119,325

Cash, cash equivalents and foreign currency, end of period	$9,418,477	$7,589,497

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,352,979	$626,300
Issuance of common stock pursuant to distribution reinvestment plan	$85,620	$13,131
Accrued but unpaid equity offering costs	$34,047	$34,048
Accrued but unpaid distributions	$3,035,614	$1,994,047

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC	Senior Secured Second Lien	L + 850	(2)	10.51%	05/2025	$9,072,563	$8,779,128	4.7%	$8,755,023
Auto-Vehicle Parts, LLC(3) (4) (5)	Senior Secured First Lien				01/2023	—	(8,566)	—	—
Auto-Vehicle Parts, LLC(3)	Senior Secured First Lien	L + 450	(6)	6.38%	01/2023	3,591,000	3,539,403	1.9	3,591,000
Continental Battery Company(3)	Senior Secured First Lien	L + 450	(6)	6.38%	12/2022	3,491,250	3,433,315	1.9	3,491,250
Continental Battery Company(3) (4) (5)	Senior Secured First Lien				12/2022	—	(13,995)	—	—
POC Investors, LLC(3)	Senior Secured First Lien	L + 550	(2)	7.80%	11/2021	5,441,249	5,376,777	2.9	5,486,627
POC Investors, LLC(3) (4)	Senior Secured First Lien	P + 450	(7)	9.25%	11/2021	245,833	237,485	0.1	252,088

						21,841,895	21,343,547	11.5	21,575,988

Capital Goods
Alion Science and Technology Corporation(3)	Unsecured Debt			11.00%	08/2022	5,000,000	4,892,775	2.7	5,000,000
Midwest Industrial Rubber(3)	Senior Secured First Lien	L + 550	(2)	7.80%	12/2021	4,048,750	3,994,505	2.2	4,048,750
Midwest Industrial Rubber(3) (4) (5)	Senior Secured First Lien				12/2021	—	(5,462)	—	—
Potter Electric Signal Company(4) (5)	Senior Secured First Lien				12/2022	—	(5,308)	—	(2,250)
Potter Electric Signal Company	Senior Secured First Lien	L + 450	(2)	6.68%	12/2023	2,550,000	2,519,403	1.3	2,537,250
Potter Electric Signal Company(4) (5)	Senior Secured First Lien				12/2023	—	(8,256)	—	(3,500)

						11,598,750	11,387,657	6.2	11,580,250

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375	(2)	5.52%	04/2022	—	114	—	—
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(2)	5.02%	07/2021	826,448	826,700	0.4	811,985
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(2)	8.27%	07/2022	500,000	502,319	0.2	481,607
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(6)	6.63%	05/2024	5,334,687	5,310,666	2.9	5,414,708
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650	(6)	8.31%	12/2021	234,043	234,789	0.1	236,090
DFS Intermediate Holdings, LLC(3)	Senior Secured First Lien	L + 525	(6)	7.13%	03/2022	7,276,500	7,156,572	3.9	7,303,149
DFS Intermediate Holdings, LLC(3) (4) (5)	Senior Secured First Lien				03/2022	—	(31,982)	—	7,325
DFS Intermediate Holdings, LLC(3) (4)	Senior Secured First Lien	L + 525	(6)	7.13%	03/2022	383,502	373,555	0.2	390,816
GH Holding Company(3)	Senior Secured First Lien	L + 450	(2)	6.48%	02/2023	1,500,000	1,492,585	0.8	1,492,595
Hepaco, LLC(3) (4) (5)	Senior Secured First Lien				08/2021	—	(4,227)	—	—
Hepaco, LLC(3)	Senior Secured First Lien	L + 500	(6)	6.89%	08/2022	5,244,000	5,194,578	2.8	5,244,000
Hepaco, LLC(3) (4)	Senior Secured First Lien	L + 500	(6)	6.82%	08/2022	190,095	176,863	0.1	190,095
Jordan Healthcare Inc.(3)	Senior Secured First Lien	L + 600	(2)	8.30%	07/2022	4,093,330	4,055,760	2.2	4,093,330
Jordan Healthcare Inc.(3) (4)	Senior Secured First Lien	L + 600	(2)	8.30%	07/2022	344,850	332,374	0.2	344,850
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien				07/2022	—	(3,997)	—	—
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien	L + 875	(2)	11.05%	03/2025	8,101,633	7,889,146	4.2	7,865,002
MHS Acquisition Holdings, LLC(3) (4)	Senior Secured Second Lien	L + 875	(2)	11.05%	03/2025	466,576	446,577	0.2	435,855

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
MHS Acquisition Holdings, LLC(3)	Unsecured Debt			13.50 PIK %	03/2026	$751,501	$739,299	0.4%	$643,968
SavATree, LLC(3)	Senior Secured First Lien	P + 425	(7)	9.00%	06/2022	3,674,375	3,614,424	2.0	3,674,375
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				06/2022	—	(9,175)	—	—
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				06/2022	—	(5,837)	—	—
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien	L + 850	(2)	10.28%	11/2024	5,000,000	4,885,858	2.7	5,100,000
USAGM HoldCo LLC(3)	Senior Secured Second Lien			11.00%	07/2023	2,380,952	2,337,776	1.3	2,390,021
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(2)	10.27%	07/2023	10,000,000	9,700,005	5.3	9,951,550
Valet Waste Holdings, Inc.(3)	Senior Secured First Lien	L + 625	(6)	8.14%	09/2021	4,778,533	4,733,028	2.6	4,802,425
Valet Waste Holdings, Inc.(3) (4)	Senior Secured First Lien	L + 700	(6)	8.89%	09/2021	86,956	82,051	—	89,674
Vencore, Inc.	Senior Secured First Lien	L + 475	(6)	6.63%	11/2019	480,686	480,964	0.2	482,789
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(6)	9.13%	05/2022	166,667	163,884	0.1	167,917
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien	L + 550	(6)	7.19%	01/2022	4,999,500	4,921,352	2.7	4,999,500
Xcentric Mold and Engineering Acquisition Company, LLC(3) (4)	Senior Secured First Lien	L + 550	(6)	7.19%	01/2022	175,000	164,473	0.1	175,000

						66,989,834	65,760,494	35.6	66,788,626

Consumer Durables & Apparel
C.F. Stinson, LLC(3)	Senior Secured First Lien	L + 600	(6) (8)	8.12%	06/2021	3,000,000	2,958,482	1.6	3,030,000

Consumer Services
Catapult Learning, LLC(3)	Senior Secured First Lien	L + 650	(2) (8)	8.27%	07/2020	4,868,421	4,843,509	2.6	4,868,421
Counsel On Call, LLC(3)	Senior Secured First Lien	L + 550	(6)	7.38%	09/2022	1,194,000	1,182,634	0.6	1,194,000
Counsel On Call, LLC(3) (4) (5)	Senior Secured First Lien				09/2022	—	(6,611)	—	—
New Mountain Learning(3) (4) (5)	Senior Secured First Lien				03/2024	—	(21,839)	—	(10,925)
New Mountain Learning(3)	Senior Secured First Lien	L + 550	(2)	8.65%	03/2024	1,850,000	1,813,208	1.0	1,831,627
NS Intermediate Holdings, LLC(3)	Senior Secured First Lien	L + 550	(6)	7.38%	09/2021	2,430,276	2,399,162	1.3	2,466,920
NS Intermediate Holdings, LLC(3) (4)	Senior Secured First Lien	P + 450	(7)	9.25%	09/2021	17,500	14,443	—	21,270
Oncourse Learning Corporation(3) (4)	Senior Secured First Lien	L + 650	(2)	8.79%	09/2021	13,157,514	13,010,628	7.0	13,157,514
SkillSoft Corporation	Senior Secured First Lien	L + 475	(6)	6.63%	04/2021	969,713	958,483	0.5	939,007
Teaching Company, LLC(3)	Senior Secured First Lien	L + 475	(6)	6.63%	02/2023	4,950,000	4,908,314	2.6	4,950,000
United Language Group, Inc.(3) (4)	Senior Secured First Lien	L + 500	(6)	6.87%	12/2021	60,000	52,152	—	56,073
United Language Group, Inc.(3)	Senior Secured First Lien	L + 500	(6)	6.74%	12/2021	4,450,000	4,362,499	2.4	4,406,313
Vistage Worldwide, Inc.	Senior Secured First Lien	L + 400	(6)	5.71%	02/2025	8,619,000	8,626,910	4.6	8,683,642
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien				12/2023	(1)	(5,443)	—	—
Wrench Group LLC(3)	Senior Secured First Lien	L + 450	(2)	6.80%	12/2024	4,610,667	4,564,542	2.5	4,610,667
Wrench Group LLC(3) (4)	Senior Secured First Lien	L + 450	(2)	6.80%	12/2024	126,000	124,055	0.1	126,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien				12/2024	$—	$(1,510)	—%	$—

						47,303,090	46,825,136	25.2	47,300,529

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 425	(2)	5.97%	11/2024	3,476,786	3,468,484	1.9	3,531,111

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725	(2)	9.55%	04/2020	350,643	339,828	0.2	297,754

Food & Staples Retailing
Good Source Solutions, Inc.(3)	Senior Secured First Lien	L + 725	(2)	9.55%	07/2021	2,573,070	2,554,884	1.4	2,573,070
HLF Financing S.a r.l.(9)	Senior Secured First Lien	L + 550	(6)	7.38%	02/2023	4,625,000	4,547,134	2.5	4,677,771

						7,198,070	7,102,018	3.9	7,250,841

Health Care Equipment & Services
Ameda, Inc.(3)	Senior Secured First Lien	L + 650	(6)	8.38%	09/2022	2,636,750	2,592,458	1.4	2,607,488
Ameda, Inc.(3) (4)	Senior Secured First Lien	L + 650	(2)	8.38%	09/2022	150,000	145,031	0.1	146,671
Beaver-Visitec International, Inc.(9)	Senior Secured First Lien	L + 500	(2)	7.30%	08/2023	9,372,387	9,312,599	5.0	9,419,249
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	6.28%	07/2021	364,302	366,235	0.2	323,262
Centauri Health Solutions, Inc(3)	Senior Secured First Lien	L + 550	(6)	7.38%	01/2022	8,217,000	8,086,275	4.4	8,299,170
Centauri Health Solutions, Inc(3) (4) (5)	Senior Secured First Lien				01/2022	—	(16,112)	—	15,750
Centauri Health Solutions, Inc.(3) (4)	Senior Secured First Lien	L + 550	(6)	7.38%	01/2022	771,429	753,632	0.4	780,429
ExamWorks Group, Inc.(3)	Senior Secured Second Lien	L + 725	(6)	9.13%	07/2024	5,000,000	4,871,805	2.7	5,025,000
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien	L + 500	(6)	6.88%	10/2022	1,691,500	1,664,208	0.9	1,691,500
GrapeTree Medical Staffing, LLC(3) (4) (5)	Senior Secured First Lien				10/2022	—	(7,168)	—	—
Ivory Merger Sub, Inc.	Senior Secured First Lien	L + 350	(2)	5.61%	03/2025	6,795,000	6,788,467	3.6	6,828,975
MDVIP, Inc.(3)	Senior Secured Second Lien	L + 800	(6)	9.76%	11/2025	5,333,333	5,165,627	2.8	5,333,333
NMSC Holdings, Inc.(3)	Senior Secured Second Lien	L + 1000	(2)	12.45%	10/2023	4,307,480	4,166,932	2.3	4,256,703
Onex Carestream Finance LP(9)	Senior Secured First Lien	L + 400	(6)	5.88%	06/2019	214,464	214,563	0.1	215,988
Onex Carestream Finance LP(9)	Senior Secured Second Lien	L + 850	(6)	10.38%	12/2019	153,081	153,081	0.1	153,081
Professional Physical Therapy	Senior Secured First Lien	L + 600	(2)	7.70%	12/2022	7,924,688	7,864,654	3.8	7,114,784
PT Network, LLC(3) (4)	Senior Secured First Lien	P + 450	(7)	9.25%	11/2021	200,000	198,533	0.1	197,400
PT Network, LLC(3) (4) (5)	Senior Secured First Lien				11/2021	—	(5,040)	—	(12,025)
PT Network, LLC(3)	Senior Secured First Lien	L + 550	(2)	7.21%	11/2021	4,758,836	4,741,528	2.5	4,727,904
Smile Doctors LLC(3) (4)	Senior Secured First Lien	P + 475	(7)	9.50%	10/2022	187,083	184,825	0.1	187,083
Smile Doctors LLC(3)	Senior Secured First Lien	L + 575	(6)	7.63%	10/2022	1,592,000	1,577,401	0.9	1,592,000
Smile Doctors LLC(3) (4)	Senior Secured First Lien	L + 575	(6)	7.63%	10/2022	726,095	711,201	0.4	726,095
Upstream Rehabilition, Inc.(3) (4)	Senior Secured First Lien	L + 450	(6)	6.22%	01/2024	16,667	15,707	—	16,667
Upstream Rehabilition, Inc.(3)	Senior Secured First Lien	L + 450	(2)	6.80%	01/2024	2,150,000	2,139,615	1.1	2,150,000

						62,562,095	61,686,057	32.9	61,796,507

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(6)	6.88%	12/2020	$1,696,531	$1,684,830	0.9%	$1,705,014
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(6)	10.63%	12/2021	504,468	496,648	0.3	510,774
Tranzonic(3) (4)	Senior Secured First Lien	P + 375	(7)	8.50%	03/2023	12,733	7,248	—	7,245
Tranzonic(3)	Senior Secured First Lien	P + 375	(7)	8.50%	03/2023	3,250,000	3,217,572	1.7	3,217,571

						5,463,732	5,406,298	2.9	5,440,604

Insurance
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.73%	10/2022	454,633	448,471	0.2	454,633
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.84%	10/2022	34,259	33,794	—	34,259
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(2)	11.02%	10/2023	2,408,451	2,368,411	1.3	2,360,282
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(6)	11.04%	10/2023	380,282	374,977	0.2	372,677

						3,277,625	3,225,653	1.7	3,221,851

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(6)	5.38%	08/2021	966,072	968,600	0.5	976,336
IBC Capital Limited(9)	Senior Secured First Lien	L + 375	(2)	5.82%	09/2021	826,566	818,677	0.5	829,253

						1,792,638	1,787,277	1.0	1,805,589

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(6)	5.13%	09/2021	972,866	973,484	0.4	818,516
Tribune Media Company(9)	Senior Secured First Lien	L + 300	(6)	4.88%	12/2020	155,650	156,074	0.1	156,006
Vivid Seats Ltd.(3)	Senior Secured Second Lien	L + 875	(6)	10.63%	06/2025	2,500,000	2,362,998	1.4	2,550,000

						3,628,516	3,492,556	1.9	3,524,522

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(3) (4) (5)	Senior Secured First Lien				02/2023	—	(8,808)	—	—
Trinity Partners, LLC(3)	Senior Secured First Lien	L + 500	(6)	6.88%	02/2023	1,600,000	1,568,587	0.8	1,600,000

						1,600,000	1,559,779	0.8	1,600,000

Real Estate
DTZ U.S. Borrower, LLC(9)	Senior Secured Second Lien	L + 825	(2)	10.02%	11/2022	425,532	420,818	0.2	426,064

Retailing
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 300	(2)	4.77%	01/2023	163,333	161,069	0.1	120,368
Strategic Partners, Inc.	Senior Secured First Lien	L + 375	(6)	5.63%	06/2023	6,435,122	6,421,898	3.4	6,499,473

						6,598,455	6,582,967	3.5	6,619,841

Software & Services
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(2)	8.80%	12/2022	6,463,636	6,410,465	3.4	6,447,477
Ansira Partners, Inc.(4)	Senior Secured First Lien	L + 650	(2)	8.80%	12/2022	525,526	518,047	0.3	523,150
Avaap USA LLC(3) (4) (5)	Senior Secured First Lien				03/2023	—	(3,481)	—	(3,483)
Avaap USA LLC(3) (4)	Senior Secured First Lien	L + 475	(6)	6.63%	03/2023	61,250	54,288	—	57,767
Avaap USA LLC(3)	Senior Secured First Lien	L + 475	(2)	6.63%	03/2023	1,850,000	1,813,170	1.0	1,831,591
C-4 Analytics, LLC(3)	Senior Secured First Lien	L + 525	(6)	7.13%	08/2023	10,497,250	10,329,023	5.6	10,602,223
C-4 Analytics, LLC(3) (4) (5)	Senior Secured First Lien				08/2023	—	(9,436)	—	6,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
List Partners, Inc.(3) (4) (5)	Senior Secured First Lien				01/2023	$—	$(4,526)	—%	$—
List Partners, Inc.(3) (4)	Senior Secured First Lien	L + 500	(2)	6.74%	01/2023	45,000	36,424	—	45,000
List Partners, Inc.(3)	Senior Secured First Lien	L + 500	(2)	6.74%	01/2023	2,743,125	2,690,484	1.5	2,743,125
Mediaocean LLC	Senior Secured First Lien	L + 425	(6)	6.13%	08/2022	8,441,354	8,389,341	4.5	8,497,616
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(2)	7.02%	06/2022	874,992	877,147	0.5	885,930
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(6)	6.88%	12/2022	1,118,700	1,109,989	0.6	1,118,700
Ministry Brands Intermediate, LLC(4)	Senior Secured First Lien	L + 500	(6)	6.88%	12/2022	654,689	650,328	0.3	654,689
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(6)	6.88%	11/2023	4,068,500	4,034,285	2.2	4,068,500
SMS Systems Maintenance Services, Inc.(3)	Senior Secured Second Lien	L + 850	(2)	9.75%	10/2024	4,703,478	4,566,520	2.3	4,255,543
SMS Systems Maintenance Services, Inc.(3)	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,758,235	4.2	7,830,805
Transportation Insight, LLC(3)	Senior Secured First Lien	L + 525	(6)	7.13%	09/2019	2,108,916	2,097,456	1.1	2,108,916
Zoom Information, Inc.(3)	Senior Secured First Lien	L + 600	(2) (8)	8.29%	08/2022	9,000,000	8,784,758	4.9	9,180,000

						62,171,416	61,102,517	32.4	60,853,549

Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien	L + 1050	(2)	12.80%	02/2025	2,635,052	2,520,841	1.4	2,583,020

Transportation
Pilot Air Freight, LLC(3) (4)	Senior Secured First Lien	L + 525	(6)	7.14%	10/2022	248,000	248,000	0.1	257,059
Pilot Air Freight, LLC(3)	Senior Secured First Lien	L + 525	(6)	7.14%	10/2022	3,308,125	3,281,856	1.8	3,327,460

						3,556,125	3,529,856	1.9	3,584,519

Total Debt Investments United States						$315,470,254	$310,500,265	166.7%	$312,811,165

Equity Investments
Automobiles & Components
AP Centric(3) (10)	Common Stock					927	927,437	0.4	835,490

Capital Goods
Alion Science and Technology Corp.(3) (10)	Common Stock					535,714	535,714	0.2	366,597

Commercial & Professional Services
MHS Acquisition Holdings, LLC(3) (10)	Common Stock					913	912,639	0.3	565,170
TecoStar Holdings Inc.(3) (10)	Common Stock					500,000	500,000	0.3	578,060
Universal Services Equity Investments(3) (10)	Common Stock					1,000,000	1,000,000	0.8	1,567,063
USAGM HoldCo, LLC(3) (10)	Common Stock					238,095	238,095	0.2	373,110

						1,739,008	2,650,734	1.6	3,083,403

Health Care Equipment & Services
ExamWorks Group, Inc.(3) (10)	Common Stock					7,500	750,000	0.4	756,495
MDVIP, Inc.(3) (10)	Common Stock					46,807	666,667	0.4	666,667

						54,307	1,416,667	0.8	1,423,162

Insurance
Integro Equity(3) (10)	Common Stock					4,225	422,535	0.2	481,883

Media
Vivid Seats Ltd.(3) (10)	Common Stock					608,108	608,108	0.4	736,053
Vivid Seats Ltd.(3) (10)	Preferred Stock					1,891,892	1,891,891	1.1	2,073,093

						2,500,000	2,499,999	1.5	2,809,146

Software & Services
SMS Systems Maintenance Services, Inc.(3) (10)	Common Stock					1,142,789	1,144,520	0.1	153,906

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Technology Hardware & Equipment
Onvoy, LLC(3) (10)	Common Stock, Class A					3,649	$364,948	0.2%	$324,254
Onvoy, LLC(3) (10)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.2	324,254

Total Equity Investments United States						$5,983,155	$9,962,554	5.0%	$9,477,841

Total United States							$320,462,819	171.7%	$322,289,006

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(9)	Senior Secured First Lien	E + 525	(11)	5.25%	04/2023	€1,994,499	2,077,714	1.3	2,456,001

Total Debt Investments France						€1,994,499	$2,077,714	1.3%	$2,456,001

Total France							$2,077,714	1.3%	$2,456,001

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited(3) (9)	Senior Secured First Lien	L + 650, 0.5 PIK	% (12)	7.52%	07/2022	£1,985,848	3,011,952	1.5	2,785,748
CB-SDG Limited(3) (4) (9)	Senior Secured First Lien	L + 650, 0.5 PIK	% (12)	7.52%	07/2022	445,318	973,879	0.5	906,837

Total Debt Investments United Kingdom						£2,431,166	$3,985,831	2.0%	$3,692,585

Total United Kingdom							$3,985,831	2.0%	$3,692,585

Total Investments							$326,526,364	175.0%	$328,437,592

*	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $187,658,015 as of March 31, 2018.

(1)	All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2018 was 2.31%.

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.

(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.

(5)	The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2018 was 1.88%.

(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of March 31, 2018 was 4.75%.

(8)	These loans are first lien/last-out term loans. In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders whereby the loan has been allocated to “first-out” and “last-out” tranches, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any amounts due thereunder. The Company holds the “last-out” tranche.

(9)	Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(10)	Non-income producing security.

(11)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of March 31, 2018 was (0.33)%.

(12)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 1 week GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of March 31, 2018 was 0.49%.

PIK Payment In-Kind

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC	Senior Secured Second Lien	L + 850	(2)	10.07%	05/2025	$9,072,563	$8,772,269	5.1%	$8,755,023
Continental Battery Company(3) (4) (5)	Senior Secured First Lien				12/2022	—	(14,728)	—	(8,417)
Continental Battery Company(4)	Senior Secured First Lien	L + 450	(2)	5.97%	12/2022	3,500,000	3,439,279	2.0	3,465,339
POC Investors, LLC(4)	Senior Secured First Lien	L + 550	(2)	7.19%	11/2021	5,455,000	5,386,590	3.1	5,455,000
POC Investors, LLC(3) (4)	Senior Secured First Lien	P + 450	(6)	9.00%	11/2021	291,666	282,750	0.2	291,666

						18,319,229	17,866,160	10.4	17,958,611

Capital Goods
Alion Science and Technology Corporation(4)	Unsecured Debt			11.00%	08/2022	5,000,000	4,888,189	2.9	5,000,000
MB Aerospace Holdings Inc.(7)	Senior Secured First Lien	L + 550	(8)	7.13%	12/2022	4,316,796	4,285,785	2.5	4,316,796
Midwest Industrial Rubber(4)	Senior Secured First Lien	L + 550	(2)	7.19%	12/2021	4,059,000	4,001,434	2.4	4,059,000
Midwest Industrial Rubber(3) (4) (5)	Senior Secured First Lien				12/2021	—	(5,829)	—	—
Potter Electric Signal Company(3) (4)	Senior Secured First Lien	P + 350	(6)	8.00%	12/2022	45,000	39,415	—	40,525
Potter Electric Signal Company(3) (4) (5)	Senior Secured First Lien				12/2023	—	(8,688)	—	(6,962)
Potter Electric Signal Company(4)	Senior Secured First Lien	L + 450	(2)	6.11%	12/2023	2,550,000	2,518,322	1.5	2,524,637
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(8)	5.32%	10/2021	731,156	734,727	0.4	736,822

						16,701,952	16,453,355	9.7	16,670,818

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375	(2)	5.13%	04/2022	975,000	982,876	0.6	985,667
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(2)	4.63%	07/2021	828,589	828,859	0.5	809,946
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(2)	7.88%	07/2022	500,000	502,431	0.3	470,000
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(8)	6.25%	05/2024	5,348,125	5,323,240	3.1	5,388,236
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650	(8)	7.99%	12/2021	234,042	234,832	0.1	235,652
DFS Intermediate Holdings, LLC(3) (4)	Senior Secured First Lien	L + 525	(8)	6.82%	03/2022	551,400	509,092	0.3	551,400
DFS Intermediate Holdings, LLC(4)	Senior Secured First Lien	L + 525	(8)	6.61%	03/2022	7,294,875	7,168,177	4.2	7,294,875
Hepaco, LLC(3) (4)	Senior Secured First Lien	P + 400	(6)	8.50%	08/2021	125,000	120,465	0.1	125,000
Hepaco, LLC(4)	Senior Secured First Lien	L + 500	(2)	6.67%	08/2022	5,257,250	5,205,291	3.0	5,257,250
Hepaco, LLC(3) (4)	Senior Secured First Lien	L + 500	(2)	6.49%	08/2022	190,571	176,591	0.1	190,571
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien				07/2022	—	(13,197)	—	—
Jordan Healthcare Inc.(4)	Senior Secured First Lien	L + 600	(2)	7.69%	07/2022	4,103,615	4,064,096	2.4	4,103,615
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien				07/2022	—	(3,999)	—	—
MHS Acquisition Holdings, LLC(4)	Senior Secured Second Lien	L + 875	(2)	10.44%	03/2025	8,101,633	7,881,618	4.5	7,878,838
MHS Acquisition Holdings, LLC(3) (4)	Senior Secured Second Lien	L + 875	(2)	10.44%	03/2025	466,576	445,780	0.2	437,651
MHS Acquisition Holdings, LLC(4)	Unsecured Debt			13.50 PIK %	03/2026	545,279	536,003	0.3	509,835
MHS Acquisition Holdings, LLC(4)	Unsecured Debt			13.50%	03/2026	140,887	138,336	0.1	131,730

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(2)	4.94%	05/2020	$975,408	$974,174	0.6%	$979,680
SavATree, LLC(4)	Senior Secured First Lien	L + 525	(2)	6.94%	06/2022	3,683,625	3,620,467	2.1	3,683,625
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				06/2022	—	(9,717)	—	—
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				06/2022	—	(6,183)	—	—
TecoStar Holdings, Inc.(4)	Senior Secured Second Lien	L + 850	(2)	9.88%	11/2024	5,000,000	4,882,850	3.0	5,150,000
USAGM HoldCo LLC(4)	Senior Secured Second Lien			11.00%	07/2023	2,000,000	1,957,275	1.2	2,051,324
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(2)	9.88%	07/2023	10,000,000	9,689,631	5.8	9,991,700
Valet Waste Holdings, Inc.(4)	Senior Secured First Lien	L + 700	(8)	8.57%	09/2021	4,790,761	4,742,306	2.8	4,832,273
Valet Waste Holdings, Inc.(3) (4) (5)	Senior Secured First Lien				09/2021	—	(5,253)	—	4,709
Vencore, Inc.	Senior Secured First Lien	L + 475	(2)	6.44%	11/2019	481,973	482,292	0.3	487,169
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(2)	8.63%	05/2022	166,667	163,744	0.1	167,500
Xcentric Mold and Engineering Acquisition Company, LLC(4)	Senior Secured First Lien	L + 550	(8)	6.88%	01/2022	5,012,125	4,929,254	2.9	5,012,125
Xcentric Mold and Engineering Acquisition Company, LLC(3) (4)	Senior Secured First Lien	L + 550	(8)	6.88%	01/2022	175,000	163,783	0.1	175,000

						66,948,401	65,685,114	38.7	66,905,371

Consumer Durables & Apparel
C.F. Stinson, LLC(4)	Senior Secured First Lien	L + 600	(8) (9)	7.88%	06/2021	3,000,000	2,956,173	1.8	3,030,000

Consumer Services
Catapult Learning, LLC(4)	Senior Secured First Lien	L + 650	(2) (9)	7.88%	07/2020	4,934,211	4,906,471	2.8	4,884,868
Counsel On Call, LLC(3) (4) (5)	Senior Secured First Lien				09/2022	—	(6,979)	—	(7,001)
Counsel On Call, LLC(4)	Senior Secured First Lien	L + 550	(8)	7.07%	09/2022	1,197,000	1,185,060	0.7	1,185,028
NS Intermediate Holdings, LLC(3) (4) (5)	Senior Secured First Lien				09/2021	—	(3,273)	—	2,238
NS Intermediate Holdings, LLC(4)	Senior Secured First Lien	L + 550	(8)	7.07%	09/2021	2,532,110	2,497,657	1.5	2,554,778
Oncourse Learning Corporation(3) (4)	Senior Secured First Lien	L + 650	(2)	7.83%	09/2021	13,190,175	13,033,704	7.6	13,190,175
SkillSoft Corporation	Senior Secured First Lien	L + 475	(8)	6.32%	04/2021	969,713	957,665	0.5	936,292
Teaching Company, LLC(4)	Senior Secured First Lien	L + 475	(2)	6.44%	02/2023	4,962,500	4,918,925	2.9	5,012,125
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien				03/2022	—	(5,753)	—	—
Wrench Group LLC(4)	Senior Secured First Lien	L + 450	(2)	6.19%	03/2022	3,772,222	3,730,704	2.2	3,772,222
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien				12/2024	—	(2,615)	—	—
Wrench Group LLC(4)	Senior Secured First Lien	L + 450	(2)	6.19%	12/2024	850,000	844,099	0.5	850,000

						32,407,931	32,055,665	18.7	32,380,725

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 425	(2)	5.65%	11/2024	3,485,500	3,476,920	2.0	3,531,247

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725	(2)	8.94%	04/2020	351,585	339,560	0.2	311,446

Food & Staples Retailing
Good Source Solutions, Inc.(4)	Senior Secured First Lien	L + 725	(2)	8.94%	07/2021	2,598,346	2,578,786	1.5	2,619,644

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
HLF Financing S.a r.l.(7)	Senior Secured First Lien	L + 550	(8)	7.07%	02/2023	$4,718,750	$4,635,945	2.7%	$4,718,019

						7,317,096	7,214,731	4.2	7,337,663

Food, Beverage & Tobacco
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(2)	5.94%	06/2021	735,000	730,176	0.4	736,837

Health Care Equipment & Services
Ameda, Inc.(4)	Senior Secured First Lien	L + 600	(8)	7.35%	09/2022	2,643,375	2,596,923	1.5	2,610,648
Ameda, Inc.(3) (4) (5)	Senior Secured First Lien				09/2022	—	(5,242)	—	(3,714)
Beaver-Visitec International, Inc.(7)	Senior Secured First Lien	L + 500	(2)	6.69%	08/2023	9,396,174	9,333,914	5.4	9,396,174
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	5.75%	07/2021	365,246	367,319	0.2	321,051
Centauri Health Solutions, Inc(3) (4)	Senior Secured First Lien	L + 550	(8)	6.87%	01/2022	1,181,250	1,164,103	0.7	1,197,000
Centauri Health Solutions, Inc(4)	Senior Secured First Lien	L + 550	(8)	6.87%	01/2022	8,237,750	8,099,349	4.8	8,320,127
ExamWorks Group, Inc.(4)	Senior Secured Second Lien	L + 1050	(2)	10.50%	07/2024	5,000,000	4,868,280	3.0	5,150,000
GrapeTree Medical Staffing, LLC(4)	Senior Secured First Lien	L + 500	(8)	6.37%	10/2022	1,695,750	1,667,116	1.0	1,695,750
GrapeTree Medical Staffing, LLC(3) (4) (5)	Senior Secured First Lien				10/2022	—	(7,556)	—	—
MDVIP, Inc.(4)	Senior Secured Second Lien	L + 800	(2)	9.41%	11/2025	5,333,333	5,161,946	3.1	5,333,333
NMSC Holdings, Inc.(4)	Senior Secured Second Lien	L + 1000	(2)	11.69%	10/2023	4,307,480	4,162,549	2.5	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.19%	08/2021	4,013,697	3,943,661	2.3	4,052,168
Onex Carestream Finance LP(7)	Senior Secured First Lien	L + 400	(2)	5.69%	06/2019	214,464	214,583	0.1	215,134
Onex Carestream Finance LP(7)	Senior Secured Second Lien	L + 850	(2)	10.19%	12/2019	153,081	153,081	0.1	151,168
Professional Physical Therapy	Senior Secured First Lien	P + 500	(6)	9.50%	12/2022	7,944,750	7,881,928	4.5	7,825,579
PT Network, LLC(3) (4) (5)	Senior Secured First Lien				11/2021	—	(6,944)	—	—
PT Network, LLC(4)	Senior Secured First Lien	L + 550	(2)	6.86%	11/2021	4,770,793	4,752,367	2.8	4,770,793
Smile Doctors LLC(3) (4)	Senior Secured First Lien	P + 475	(6)	9.25%	10/2022	58,333	55,952	—	58,333
Smile Doctors LLC(4)	Senior Secured First Lien	L + 575	(2)	7.32%	10/2022	1,596,000	1,580,685	0.9	1,596,000
Smile Doctors LLC(3) (4)	Senior Secured First Lien	L + 575	(2)	7.11%	10/2022	296,060	280,351	0.2	296,060
Snow Companies LLC(4)	Senior Secured First Lien	L + 600	(8)	7.35%	01/2022	9,256,500	9,101,027	5.4	9,256,500
Zest Holdings, LLC	Senior Secured First Lien	L + 425	(8)	5.82%	08/2023	4,912,875	4,881,278	2.9	4,965,074

						71,376,911	70,246,670	41.4	71,514,658

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(8)	6.57%	12/2020	1,723,494	1,710,533	1.0	1,723,494
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(8)	10.32%	12/2021	504,468	496,189	0.3	501,946

						2,227,962	2,206,722	1.3	2,225,440

Insurance
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.13%	10/2022	455,883	449,455	0.3	454,743
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.31%	10/2022	34,259	33,768	—	34,174
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(2)	10.63%	10/2023	2,408,451	2,367,126	1.4	2,360,282

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(2)	10.61%	10/2023	$380,282	$374,743	0.2%	$372,676

						3,278,875	3,225,092	1.9	3,221,875

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(8)	5.07%	08/2021	966,381	969,084	0.5	974,842
IBC Capital Limited(7)	Senior Secured First Lien	L + 375	(2)	5.29%	09/2021	828,697	820,264	0.5	829,836
Tank Holding Corp.	Senior Secured First Lien	L + 425	(2)	5.59%	03/2022	858,427	864,170	0.5	864,599

						2,653,505	2,653,518	1.5	2,669,277

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(8)	4.82%	09/2021	975,253	975,914	0.5	861,475
Tribune Media Company(7)	Senior Secured First Lien	L + 300	(8)	4.57%	12/2020	155,650	156,110	0.1	156,072
Vivid Seats Ltd.(4)	Senior Secured Second Lien	L + 875	(8)	10.32%	06/2025	2,500,000	2,359,918	1.4	2,476,663

						3,630,903	3,491,942	2.0	3,494,210

Real Estate
DTZ U.S. Borrower, LLC(7)	Senior Secured Second Lien	L + 825	(2)	9.63%	11/2022	425,532	420,617	0.3	426,596

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400	(2)	5.57%	07/2022	920,172	923,909	0.4	728,661
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 300	(2)	4.38%	01/2023	163,750	161,376	0.1	124,348
Strategic Partners, Inc.	Senior Secured First Lien	L + 450	(8)	6.07%	06/2023	6,435,122	6,421,364	3.7	6,475,341

						7,519,044	7,506,649	4.2	7,328,350

Software & Services
Ansira Partners, Inc.(4)	Senior Secured First Lien	L + 650	(2)	8.19%	12/2022	6,480,000	6,424,409	3.7	6,431,400
Ansira Partners, Inc.(3) (4)	Senior Secured First Lien	L + 650	(2)	8.19%	12/2022	526,850	518,968	0.3	519,710
C-4 Analytics, LLC(4)	Senior Secured First Lien	L + 525	(8)	6.60%	08/2023	10,523,625	10,348,612	6.1	10,523,625
C-4 Analytics, LLC(3) (4) (5)	Senior Secured First Lien				08/2023	—	(9,867)	—	—
Epicor Software Corporation	Senior Secured First Lien	L + 375	(8)	5.32%	06/2022	968,400	969,651	0.6	972,032
Informatica Corporation(7)	Senior Secured First Lien	L + 350	(2)	5.19%	08/2022	819,327	820,167	0.5	823,350
Mediaocean LLC	Senior Secured First Lien	L + 425	(8)	5.82%	08/2022	8,457,689	8,402,969	4.9	8,499,977
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(2)	6.63%	06/2022	874,992	877,258	0.5	882,649
Ministry Brands Intermediate, LLC(3)	Senior Secured First Lien	L + 500	(2)	6.38%	12/2022	406,144	401,553	0.2	406,144
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500	(2)	6.38%	12/2022	5,200,325	5,155,302	3.1	5,200,325
SMS Systems Maintenance Services, Inc.(4)	Senior Secured Second Lien	L + 850	(2)	9.75%	10/2024	4,703,478	4,562,956	2.3	4,009,934
SMS Systems Maintenance Services, Inc.(4)	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,751,579	4.4	7,528,573
Transportation Insight, LLC(4)	Senior Secured First Lien	L + 525	(8)	6.82%	09/2019	2,127,655	2,114,282	1.2	2,127,655
Zoom Information, Inc.(4)	Senior Secured First Lien	L + 600	(2) (9)	9.56%	08/2022	9,000,000	8,774,982	5.3	9,180,000

						59,103,485	58,112,821	33.1	57,105,374

Technology Hardware & Equipment
Onvoy, LLC(4)	Senior Secured Second Lien	L + 1050	(2)	12.19%	02/2025	2,635,052	2,518,250	1.3	2,307,906

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(8)	4.57%	07/2022	$776,460	$778,044	0.5%	$780,016
Pilot Air Freight, LLC(4)	Senior Secured First Lien	L + 525	(8)	6.82%	10/2022	3,316,500	3,288,946	1.9	3,316,500

						4,092,960	4,066,990	2.4	4,096,516

Total Debt Investments United States						$306,210,923	$301,227,125	175.5%	$303,252,920

Equity Investments
Automobiles & Components
AP Centric(4) (10)	Common Stock					927	927,437	0.5	890,572

Capital Goods
Alion Science and Technology Corp.(4) (10)	Common Stock					535,714	535,714	0.2	425,403

Commercial & Professional Services
MHS Acquisition Holdings, LLC(4) (10)	Common Stock					891	890,485	0.4	646,655
TecoStar Holdings Inc.(4) (10)	Common Stock					500,000	500,000	0.3	500,000
Universal Services Equity Investments(4) (10)	Common Stock					1,000,000	1,000,000	1.1	1,823,696
USAGM HoldCo, LLC(4) (10)	Common Stock					238,095	238,095	0.2	434,213

						1,738,986	2,628,580	2.0	3,404,564

Health Care Equipment & Services
ExamWorks Group, Inc.(4) (10)	Common Stock					7,500	750,000	0.4	755,805
MDVIP, Inc.(4) (10)	Common Stock					46,807	666,667	0.4	666,667

						54,307	1,416,667	0.8	1,422,472

Insurance
Integro Equity(4) (10)	Common Stock					4,225	422,535	0.3	437,407

Media
Vivid Seats Ltd.(4) (10)	Common Stock					608,108	608,108	0.3	488,893
Vivid Seats Ltd.(4) (10)	Preferred Stock					1,891,892	1,891,892	1.1	2,011,108

						2,500,000	2,500,000	1.4	2,500,001

Software & Services
SMS Systems Maintenance Services, Inc.(4) (10)	Common Stock					1,142,789	1,144,520	0.3	552,848

Technology Hardware & Equipment
Onvoy, LLC(4) (10)	Common Stock, Class A					3,649	364,948	0.2	301,172
Onvoy, LLC(4) (10)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.2	301,172

Total Equity Investments United States						$5,983,133	$9,940,401	5.7%	$9,934,439

Total United States							$311,167,526	181.2%	$313,187,359

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(7)	Senior Secured First Lien	L + 575	(11)	5.75%	04/2023	€1,994,499	2,069,877	1.4	2,383,020

Total Debt Investments France						€1,994,499	$2,069,877	1.4%	$2,383,020

Total France							$2,069,877	1.4%	$2,383,020

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited(4) (7)	Senior Secured First Lien	L + 650, 0.5 PIK	% (12)	7.50%	07/2022	£1,983,314	3,006,739	1.6	2,682,927
CB-SDG Limited(3) (4) (7)	Senior Secured First Lien	L + 650 0.5 PIK	% (12)	7.00%	07/2022	645,624	971,764	0.5	873,366

Total Debt Investments United Kingdom						£2,628,938	$3,978,503	2.1%	$3,556,293

Total United Kingdom							$3,978,503	2.1%	$3,556,293

Total Investments							$317,215,906	184.7%	$319,126,672

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

March 31, 2018 (Unaudited)

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

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ended December 31, 2018.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2018, the Company recorded $10,593,834 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,825,579 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the three months ended March 31, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of March 31, 2018 and December 31, 2017, there were $660,978 and $856,042, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018 and December 31, 2017, no loans had been placed on non-accrual status by the Company.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2018, the Company incurred an excise tax of $(779), of which $0 remained payable and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. There were no excise tax expenses or payables for the three months ended March 31, 2017.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2018, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $31,406 related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $185,743 related to the Taxable Subsidiary as of March 31, 2018. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at March 31, 2017.

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

For the three months ended March 31, 2018 and 2017, the Company incurred administrative services expenses of $165,864 and $141,590, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $191,671 and $232,779, respectively, were payable at March 31, 2018 and December 31, 2017.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three months ended March 31, 2018 and 2017, the Company incurred expenses of $177,106 and $160,777, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $177,096 and $174,043, respectively, were payable at March 31, 2018 and December 31, 2017.

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

For the three months ended March 31, 2018 and 2017, the Company incurred management fees, which are net of waived amounts, of $737,752 and $604,227, respectively, of which $737,752 and $734,504, respectively, were payable at March 31, 2018 and December 31, 2017.

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

For the three months ended March 31, 2018, the Company incurred income incentive fees of $554,977, of which $551,530 was payable at March 31, 2018. For the three months ended March 31, 2017, the Company incurred income incentive fees of $221,558, of which $221,558 was payable at March 31, 2017.

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

No capital gains incentive fees were incurred for the three months ended March 31, 2018 and 2017.

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

Directors’ Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended March 31, 2018 and 2017, the Company recorded directors’ fees of $72,500 and $72,500, respectively, of which $62,813 and $57,063, respectively, were payable at March 31, 2018 and December 31, 2017.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of March 31, 2018 and December 31, 2017, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at March 31, 2018:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$239,765,361	$242,275,436	$2,510,075
Senior Secured Second Lien	71,166,375	71,040,347	(126,028)
Unsecured Debt	5,632,074	5,643,968	11,894
Preferred Stock	1,891,891	2,073,093	181,202
Common Stock	8,070,663	7,404,748	(665,915)

Total Investments	$326,526,364	$328,437,592	$1,911,228

Investments at fair value consisted of the following at December 31, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$230,985,313	$233,486,423	$2,501,110
Senior Secured Second Lien	70,727,664	70,064,245	(663,419)
Unsecured Debt	5,562,528	5,641,565	79,037
Preferred Stock	1,891,892	2,011,108	119,216
Common Stock	8,048,509	7,923,331	(125,178)

Total Investments	$317,215,906	$319,126,672	$1,910,766

The industry composition of investments at fair value at March 31, 2018 and December 31, 2017 is as follows:

Industry	Fair Value March 31, 2018	Percentage of Fair Value	Fair Value December 31, 2017	Percentage of Fair Value
Automobiles & Components	$22,411,478	6.82%	$18,849,183	5.91%
Capital Goods	11,946,847	3.64	17,096,221	5.36
Commercial & Professional Services	69,872,029	21.27	70,309,935	22.03
Consumer Durables & Apparel	3,030,000	0.92	3,030,000	0.95
Consumer Services	47,300,529	14.40	32,380,725	10.15
Diversified Financials	3,531,111	1.08	3,531,247	1.11
Energy	297,754	0.09	311,446	0.10
Food & Staples Retailing	7,250,841	2.21	7,337,663	2.30
Food, Beverage & Tobacco	—	—	736,837	0.23
Health Care Equipment & Services	63,219,669	19.25	72,937,130	22.85
Household & Personal Products	5,440,604	1.66	2,225,440	0.70
Insurance	3,703,734	1.13	3,659,282	1.15
Materials	1,805,589	0.55	2,669,277	0.84
Media	6,333,668	1.93	5,994,211	1.88
Pharmaceuticals, Biotechnology & Life Sciences	1,600,000	0.49	—	—
Real Estate	426,064	0.13	426,596	0.13
Retailing	6,619,841	2.02	7,328,350	2.29
Software & Services	64,700,040	19.70	61,214,515	19.18
Technology Hardware & Equipment	5,363,275	1.63	4,992,098	1.56
Telecommunication Services	—	—	—	—
Transportation	3,584,519	1.08	4,096,516	1.28
Utilities	—	—	—	—

Total Investments	$328,437,592	100.00%	$319,126,672	100.00%

The geographic composition of investments at fair value at March 31, 2018 and December 31, 2017 is as follows:

Geographic Region	Fair Value March 31, 2018	Percentage of Fair Value	Fair Value December 31, 2017	Percentage of Fair Value
United States	$322,289,006	98.13%	$313,187,359	98.14%
United Kingdom	3,692,585	1.12	3,556,293	1.11
France	2,456,001	0.75	2,383,020	0.75

Total Investments	$328,437,592	100.00%	$319,126,672	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2018:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$80,405,912	$161,869,524	$242,275,436
Senior Secured Second Lien	—	23,415,065	47,625,282	71,040,347
Unsecured Debt	—	—	5,643,968	5,643,968
Preferred Stock	—	—	2,073,093	2,073,093
Common Stock	—	—	7,404,748	7,404,748

Total Investments	$—	103,820,977	$224,616,615	$328,437,592

The following table presents fair value measurements of investments as of December 31, 2017:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$79,571,639	$153,914,784	$233,486,423
Senior Secured Second Lien	—	23,432,543	46,631,702	70,064,245
Unsecured Debt	—	—	5,641,565	5,641,565
Preferred Stock	—	—	2,011,108	2,011,108
Common Stock	—	—	7,923,331	7,923,331

Total Investments	$—	$103,004,182	$216,122,490	$319,126,672

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018, based off of the fair value hierarchy at March 31, 2018:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2018	$153,914,784	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490
Amortized discounts/premiums	300,208	40,269	4,828	-	-	345,305
Paid in-kind interest	4,552	-	34,532	-	-	39,084
Net realized gain (loss)	164	-	-	-	-	164
Net change in unrealized appreciation (depreciation)	(302,206)	574,266	(101,675)	61,985	(540,737)	(308,367)
Purchases	27,320,896	379,045	64,718	-	22,154	27,786,813
Sales/return of capital/principal repayments/paydowns	(16,600,619)	-	-	-	-	(16,600,619)
Transfers in	7,825,579	-	-	-	-	7,825,579
Transfers out	(10,593,834)	-	-	-	-	(10,593,834)

Balance as of March 31, 2018	$161,869,524	$47,625,282	$5,643,968	$2,073,093	$7,404,748	$224,616,615

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2018	$(63,773)	$574,266	$(67,143)	$61,985	$(540,737)	$(35,402)

During the three months ended March 31, 2018, the Company recorded $10,593,834 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,825,579 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2017, based off of the fair value hierarchy at March 31, 2017:

	Senior	Senior
	Secured	Secured	Unsecured	Common
	First Lien	Second Lien	Debt	Stock	Total
Balance as of January 1, 2017	$65,399,107	$21,353,680	$4,950,000	$3,943,634	$95,646,421
Amortized discounts/premiums	57,292	23,649	4,175	-	85,116
Paid in-kind interest	-	-	3,853	-	3,853
Net realized gain (loss)	5,727	17,282	-	-	23,009
Net change in unrealized appreciation (depreciation)	1,006,162	697,321	58,446	(49,125)	1,712,804
Purchases	37,392,855	13,340,985	496,046	1,400,973	52,630,859
Sales/return of capital/principal repayments/paydowns	(1,010,735)	(928,125)	-	-	(1,938,860)
Transfers in	-	4,850,000	-	-	4,850,000
Transfers out	-	-	-	-	-

Balance as of March 31, 2017	$102,850,408	$39,354,792	$5,512,520	$5,295,482	$153,013,202

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2017	$1,120,066	$715,221	$58,446	$(49,125)	$1,844,608

During the three months ended March 31, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$161,869,524	Discounted Cash Flows	Discount Rate	6.8% - 11.1% (8.0%)

Senior Secured Second Lien	$47,625,282	Discounted Cash Flows	Discount Rate	8.0% - 13.3% (11.5%)

Unsecured Debt	$5,643,968	Discounted Cash Flows	Discount Rate	11.0% - 16.8% (11.7%)

Preferred Stock	$2,073,093	Market Multiple	Comparable EBITDA Multiple	16.2x

Common Stock	$7,404,748	Market Multiple	Comparable EBITDA Multiple	6.5x - 16.2x (11.8x)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$153,914,784	Discounted Cash Flows	Discount Rate	5.6% - 9.5% (6.9%)

Senior Secured Second Lien	$46,631,702	Discounted Cash Flows	Discount Rate	8.0% - 14.3% (11.0%)

Unsecured Debt	$5,641,565	Discounted Cash Flows	Discount Rate	11.0% - 14.9% (11.4%)

Preferred Stock	$2,011,108	Market Multiple	Comparable EBITDA Multiple	15.8x

Common Stock	$7,923,331	Market Multiple	Comparable EBITDA Multiple	7.4x - 15.8x (11.7x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2018 and December 31, 2017. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of March 31, 2018 and December 31, 2017, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$79,628,575	$45,371,425	$79,628,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	75,000,000	65,309,591	9,842,954	65,252,378

Total Debt	$200,000,000	$144,938,166	$55,214,379	$144,880,953

	December 31, 2017
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$86,628,575	$38,371,425	$86,628,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	75,000,000	65,309,591	9,955,454	65,075,395

Total Debt	$200,000,000	$151,938,166	$48,326,879	$151,703,970

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between drawn amount and the carrying value is attributable to the effect of foreign currency translation adjustments.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of March 31, 2018 and December 31, 2017, was $65,157,046 and $65,044,546, respectively.

As of March 31, 2018 and December 31, 2017, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of March 31, 2018 and December 31, 2017, deferred financing costs related to the SPV Asset Facility were $621,238 and $776,117, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on an effective yield basis. As of March 31, 2018 and December 31, 2017, deferred financing costs related to the Revolving Credit Facility II were $39,740 and $79,925, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the three months ended March 31, 2018 and 2017 were as follows:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Borrowing interest expense	$1,390,841	$820,652
Facility fees	66,054	52,011
Amortization of financing costs	195,065	172,769

Total	$1,651,960	$1,045,432

Weighted average interest rate	3.73%	2.98%
Average outstanding balance	$151,139,008	$111,612,497

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2018 and December 31, 2017, the Company had unfunded commitments denominated in USD totaling $27,579,660 and $21,116,031, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £377,841 and £377,841 at March 31, 2018 and December 31, 2017, respectively.

Other Commitments and Contingencies

As of March 31, 2018, the Company had $391.7 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $205.7 million as of March 31, 2018.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three months ended March 31, 2018, the Advisor allocated to the Company $34,047 of equity offering costs and $24,338 of organization costs, of which $58,386 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2018. Since June 26, 2015 (Commencement) through March 31, 2018, the Advisor has allocated to the Company $422,193 of equity offering costs and $301,796 of organization costs.

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

Note 8. Stockholders’ Equity

Since commencement, the Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $205.7 million and $220.7 million as of March 31, 2018 and December 31, 2017, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2018 and 2017:

	For the three months ended March 31, 2018
Quarter Ended	Shares	Amount
March 31, 2018	741,876	$15,000,000

Total Capital Drawdowns	741,876	$15,000,000

	For the three months ended March 31, 2017
Quarter Ended	Shares	Amount
March 31, 2017	744,085	$15,000,000

Total Capital Drawdowns	744,085	$15,000,000

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

At March 31, 2018 and December 31, 2017, CCG LP and its affiliates owned 3.05% and 3.32%, respectively, of the outstanding common shares of the Company.

For the three months ended March 31, 2018, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2018	$3,035,614	$0.32

For the three months ended March 31, 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2017	$1,994,047	$0.28

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2018 and December 31, 2017, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Net increase (decrease) in net assets resulting from operations	$2,842,067	$3,535,462
Weighted average common shares outstanding	8,805,686	6,741,198
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.32	$0.52

Note 10. Income Taxes

As of March 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$326,526,364

Gross unrealized appreciation	$6,354,872
Gross unrealized depreciation	(4,443,644)

Net unrealized investment appreciation	$1,911,228

As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$317,447,028

Gross unrealized appreciation	$5,965,295
Gross unrealized depreciation	(4,285,767)

Net unrealized investment appreciation	$1,679,528

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2018 and 2017, relating to the common shares issued through March 31, 2018 pursuant to the Subscription Agreements:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$20.10	$20.08

Net investment income after tax	0.36	0.28
Net realized and unrealized gains (losses) on investments(2)	(0.04)	0.24

Net increase (decrease) in net assets resulting from operations	0.32	0.52

Distributions declared from net investment income(3)	(0.32)	(0.28)
Offering costs	(0.02)	(0.02)

Total increase (decrease) in net assets	(0.02)	0.22

Net asset value, end of period	$20.08	$20.30
Shares outstanding, end of period	9,343,227	7,121,596
Weighted average shares outstanding	8,805,686	6,741,198
Total return(4)(5)	6.26%	10.09%

Ratio/Supplemental Data:
Net assets, end of period	$187,658,015	$144,576,526
Ratio of total expenses to average net assets(6)	8.21%	7.51%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.24%	3.74%
Ratio of net investment income to average net assets(6)	7.12%	5.77%
Ratio of interest and credit facility expenses to average net assets(5)	3.72%	3.11%
Ratio of incentive fees to average net assets(5)	1.25%	0.66%
Portfolio turnover rate(7)	10.33%	5.36%
Asset coverage ratio(8)	2.29	2.13

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.
(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)	Not annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there has been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018.

The Company issued common shares and received gross proceeds of approximately $20 million subsequent to March 31, 2018.

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

As of March 31, 2018 and December 31, 2017, our portfolio at fair value was comprised of the following:

	March 31, 2018		December 31, 2017
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$231.7	65.0%	$212.0	62.2%
Unitranche	38.1	10.7	42.5	12.5
Senior secured second-lien	71.6	20.1	70.7	20.7
Unsecured	5.6	1.6	5.6	1.7
Equity	9.5	2.6	9.9	2.9

Total investments	$356.5	100.0%	$340.7	100.0%

(1)	Includes unfunded commitments at fair value of $28.1 million and $21.6 million as of March 31, 2018 and December 31, 2017, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$45.8	99.1%	$45.0	72.2%
Unitranche	—	—	—	—
Senior secured second-lien	0.4	0.9	15.3	24.6
Unsecured	—	—	0.6	1.0
Equity	0.0	0.0	1.4	2.2

Total investments	$46.2	100.0%	$62.3	100.0%

For the three months ended March 31, 2018, we had principal repayments of $30.0 million. For this period, we had sales of securities in four portfolio companies aggregating approximately $3.2 million in net proceeds. For the three months ended March 31, 2018, we had a net portfolio increase of $9.3 million aggregate principal amount (amortized cost).

For the three months ended March 31, 2017, we had principal repayments of $8.2 million. For this period, we had sales of securities in eight portfolio companies aggregating approximately $4.9 million in net proceeds. For the three months ended March 31, 2017, we had a net portfolio increase of $44.8 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Weighted average total yield to maturity of debt and income producing securities (at fair value)	8.5%	8.0%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.5%	8.3%
Weighted average interest rate of debt and income producing securities	8.3%	7.9%
Percentage of debt bearing a floating rate	92.9%	91.3%
Percentage of debt bearing a fixed rate	7.1%	8.7%
Number of portfolio companies	77	80

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$354.7	100.0%	$338.9	100.0%
Non-accrual	—	—	—	—

Total assets	$354.7	100.0%	$338.9	100.0%

(1)	Includes unfunded commitments at cost of $28.2 million and $21.7 million as of March 31, 2018 and December 31, 2017, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2018 and December 31, 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2018 (1)		December 31, 2017 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$—	— %	$0.8	0.3%
2	308.9	86.6	295.5	86.7
3	47.6	13.4	44.4	13.0
4	—	—	—	—
5	—	—	—	—

Total	$356.5	100.0%	$340.7	100.0%

(1)	Includes unfunded commitments at fair value of $28.1 million and $21.6 million as of March 31, 2018 and December 31, 2017, respectively.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2018 and March 31, 2017 were as follows

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Total investment income	$6,810,981	$4,464,724
Less: Net expenses	3,666,888	2,543,794

Net investment income before taxes	$3,144,093	$1,920,930
Income and excise taxes	(779)	89

Net investment income	3,144,872	1,920,841
Net realized gain (loss) on investments (1)	(172,989)	14,409
Net unrealized appreciation (depreciation) on investments (1)	(161,222)	1,600,212
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	31,406	—

Net increase in net assets resulting from operations	$2,842,067	$3,535,462

(1) Includes foreign exchange hedging activity. Investment Income
	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Interest from investments	$6,678,674	$4,444,792
Dividend income	—	—
Other investment income	132,307	19,932

Total investment income	$6,810,981	$4,464,724

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $4.4 million for the three months ended March 31, 2017 to $6.7 million for the three months ended March 31, 2018, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $251.1 million during the three months ended March 31, 2017 to 346.8 million during the three months ended March 31, 2018. Included in interest from investments for the three months ended March 31, 2018 and 2017 is $0.0 million and $0.0 million, respectively, in prepayment fees and $0.3 million and $0.0 million, respectively, in accelerated accretion of upfront fees. We did not have dividend income for the three months ended March 31, 2018 and March 31, 2017. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Expenses

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Interest and credit facility expenses	$1,651,960	$1,045,432
Management fees	737,752	604,227
Income incentive fees	554,977	221,558
Directors’ fees	72,500	72,500
Professional fees	185,448	175,000
Organization expenses	24,338	24,338
Other general and administrative expenses	439,913	400,739

Net expenses	$3,666,888	$2,543,794

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility, Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015, on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $1.0 million for the three months ended March 31, 2017 to $1.7 million for the three months ended March 31, 2018. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $111.6 million for the three months ended March 31, 2017 to $151.1 million for the three months ended March 31, 2018 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.0% for the three months ended March 31, 2017 to 3.7% for the three months ended March 31, 2018.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.6 million for the three months ended March 31, 2017 to $0.7 million for the three months ended March 31, 2018 due to the increase in total assets, which increased from an average of $250.0 million for the three months ended March 31, 2017 to an average of $335.2 million for the three months ended March 31, 2018. Waived management fees for the three months ended March 31, 2018 and March 31, 2017 were approximately $0.5 million and $0.3 million, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

Income incentive fees

Income incentive fees increased from $0.2 million for the three months ended March 31, 2017 to $0.6 million for the three months ended March 31, 2018, due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the three months ended March 31, 2018, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 15.0% compared to 10.3% for the three months ended March 31, 2017. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively, while other general and administrative expenses also remained flat at $0.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three months ended March 31, 2018, we called $15.0 million and the Advisor allocated $0.0 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three months ended March 31, 2018, the Advisor also allocated $0.0 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three months ended March 31, 2017, we called $15.0 million and the Advisor allocated $0.0 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the three months ended March 31, 2017, the Advisor also allocated $0.0 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2018, the Company incurred an excise tax of $(779), of which $0 remained payable. There were no excise tax expenses or payables for the three months ended March 31, 2017.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended March 31, 2018 and March 31, 2017, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Realized losses on investments	$(190,281)	$(5,964)
Realized gains on investments	15,158	21,357
Realized gains on foreign currency transactions	2,330	917
Realized losses on foreign currency transactions	(196)	(1,901)

Net realized gains (losses)	$(172,989)	$14,409

Change in unrealized depreciation on investments	$(374,378)	$(162,492)
Change in unrealized appreciation on investments	52,700	1,822,592
Change in unrealized depreciation on foreign currency translation	145,157	(63,420)
Change in unrealized appreciation on foreign currency translation	15,299	3,532

Net unrealized appreciation (depreciation)	$(161,222)	$1,600,212

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended March 31, 2018 and March 31, 2017.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had $9.4 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $9.4 million combined with our uncalled capital commitments of $205.7 million, $9.8 million undrawn amount on our Revolving Credit Facility II and $45.4 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At March 31, 2018, we had received capital commitments totaling $391.7 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered thirteen capital drawdown notices to our investors relating to the issuance of 9,343,227 of our common shares for an aggregate offering of $186.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of March 31, 2018, the Company received all amounts relating to the thirteen capital drawdown notices.

During the three months ended March 31, 2018, we issued 4,235 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $85,620. During the three months ended March 31, 2017, we issued 661 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $13,131.

Debt

Debt consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$79.6	$45.4	$79.6
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	75.0	65.3	9.8	65.3

Total Debt	$200.0	$144.9	$55.2	$144.9

	December 31, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$86.6	$38.4	$86.6
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility (3)(5)	75.0	65.3	9.9	65.1

Total Debt	$200.0	$151.9	$48.3	$151.7

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility, and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of March 31, 2018 and December 31, 2017, was $65,157,046 and $65,044,546, respectively.

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

The summary information regarding the SPV Asset Facility, Revolving Credit Facility II, and the Revolving Credit Facility for the three months ended March 31, 2018 and March 31, 2017, were as follows:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Borrowing interest expense	$1,390,841	$820,652
Unused facility fees	66,054	52,011
Amortization of upfront commitment fees	156,851	140,102
Amortization of deferred financing costs	38,214	32,667

Total interest and credit facility expenses	$1,651,960	$1,045,432

Weighted average interest rate	3.73%	2.98%
Weighted average outstanding balance	$151,139,008	$111,612,497

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility II and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2018 and December 31, 2017, our asset coverage ratio was 2.29 to 1 and 2.13 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2018, the Company recorded $10,593,834 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,825,579 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the three months ended March 31, 2017, the Company recorded $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three months ended March 31, 2018, the Advisor allocated to the Company $34,048 of equity offering costs and $24,338 of organization costs, of which $58,386 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2018. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $422,193 of equity offering costs and $301,796 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018 and December 31, 2017, no loans had been placed on non-accrual status by the Company.

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

As of March 31, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2018, the Company incurred an excise tax of $(779), of which $0 remained payable and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. There were no excise tax expenses or payables for the three months ended March 31, 2017.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2018, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $31,406 related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $185,743 related to the Taxable Subsidiary as of March 31, 2018. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at March 31, 2017.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

As of March 31, 2018, 93.0% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility II and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$9.9	$4.3	$5.6
Up 200 basis points	$6.6	$2.9	$3.7
Up 100 basis points	$3.3	$1.4	$1.9
Down 25 basis points	$(0.8)	$(0.4)	$(0.4)
Down 100 basis points	$(3.3)	$(1.4)	$(1.9)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility II. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility II, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2018, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended March 31, 2018:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	$—	—	—	$4,362,861
February 2018	—	—	—	4,362,861
March 2018	—	—	—	4,362,861

Total	$—	—	—	$4,362,861

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Revolving Credit Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Revolving Credit Agreement on Form 8-K filed on March 28, 2016).

10.9	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: May 11, 2018	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 11, 2018	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer