Form 10-Q
period 2018-06-30
Crescent Capital BDC, Inc.
filed 2018-08-10
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 10, 2018 was 11,599,480.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of June 30, 2018 (Unaudited) and December 31, 2017	2
	Consolidated Statements of Operations for the three months ended June 30, 2018 and June 30, 2017 (Unaudited), and for the six months ended June 30, 2018 and June 30, 2017 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2018 and June 30, 2017 (Unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 (Unaudited)	5
	Consolidated Schedule of Investments as of June 30, 2018 (Unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2017	13
	Notes to Consolidated Financial Statements (Unaudited)	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54
PART II.	OTHER INFORMATION	54
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	55
Item 4.	[Reserved]	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

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

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $397,019,243 and $317,215,906, respectively)	$397,254,529	$319,126,672
Cash and cash equivalents	8,605,434	8,791,778
Cash denominated in foreign currency (cost of $603,816 and $452,924, respectively)	606,257	479,134
Receivable for investments sold	6,875	11,957
Interest receivable	1,431,394	1,333,277
Prepaid expenses and other assets	179,298	74,357

Total assets	$408,083,787	$329,817,175

Liabilities
Debt (net of deferred financing costs of $583,861 and $856,042, respectively)	$190,679,508	$150,847,928
Payable for investments purchased	4,068,936	—
Distributions payable	3,876,873	2,707,232
Management fees payable - affiliate	795,245	734,504
Income incentive fee payable - affiliate	—	504,295
Due to Advisor - affiliate	77,848	38,924
Due to Administrator - affiliate	246,661	232,779
Professional fees payable	307,876	289,899
Directors’ fees payable	61,563	57,063
Interest and other debt financing costs payable	1,275,864	1,018,332
Deferred tax liability	211,649	217,149
Accrued expenses and other liabilities	351,314	369,081

Total liabilities	$201,953,337	$157,017,186

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 10,341,086 and 8,597,116 shares issued and outstanding, respectively)	10,341	8,597
Paid-in capital in excess of par value	205,880,161	170,755,891
Accumulated net realized loss	(669,294)	(455,135)
Accumulated undistributed net investment income	508,368	536,613
Net unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	400,874	1,954,023

Total Net Assets	$206,130,450	$172,799,989

Total Liabilities and Net Assets	$408,083,787	$329,817,175

Net asset value per share	$19.93	$20.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income from non-controlled and non-affiliated investments	$7,222,142	$5,275,103	$13,994,039	$9,735,974
Paid-in-kind interest	28,810	16,845	67,894	20,698

Total investment income	7,250,952	5,291,948	14,061,933	9,756,672

Expenses:
Interest and other debt financing costs	1,956,208	1,290,790	3,608,168	2,336,222
Management fees (net of waiver of $572,946, $379,136, $1,043,788 and $683,096, respectively)	795,246	668,292	1,532,998	1,272,519
Income incentive fees (net of waiver of $560,906, $0, $560,906 and $0, respectively)	—	392,977	554,977	614,535
Directors’ fees	72,500	72,500	145,000	145,000
Professional fees	189,632	176,566	375,080	351,566
Organization expenses	32,452	16,226	56,790	40,564
Other general and administrative expenses	457,943	399,970	897,856	800,709

Total expenses	3,503,981	3,017,321	7,170,869	5,561,115

Net investment income before taxes	3,746,971	2,274,627	6,891,064	4,195,557

Income and excise taxes	7,600	1,600	6,821	1,689

Net investment income after taxes	3,739,371	2,273,027	6,884,243	4,193,868

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(44,196)	(277,325)	(219,319)	(261,931)
Net realized gain (loss) on foreign currency transactions	3,026	(1,011)	5,160	(1,996)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(1,397,426)	976,701	(1,558,648)	2,576,913

Net realized and unrealized gains (losses) on investments	(1,438,596)	698,365	(1,772,807)	2,312,986

Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(25,907)	—	5,499	—

Net increase in net assets resulting from operations	$2,274,868	$2,971,392	$5,116,935	$6,506,854

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.23	$0.40	$0.55	$0.92
Net investment income per share (basic and diluted):	$0.38	$0.31	$0.74	$0.59
Weighted average shares outstanding (basic and diluted):	9,902,467	7,446,092	9,357,106	7,095,592
Distributions declared per share:	$0.37	$0.29	$0.70	$0.57

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$6,884,243	$4,193,868
Net realized loss on investments and foreign currency transactions	(214,159)	(263,927)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(1,558,648)	2,576,913
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	5,499	—

Net increase in net assets resulting from operations	5,116,935	6,506,854

Distributions to shareholders from:
Net investment income	(6,912,488)	(4,163,870)

Total distributions to shareholders	(6,912,488)	(4,163,870)

Capital transactions:
Issuance of common stock	35,000,000	25,000,000
Issuance of common stock pursuant to dividend reinvestment plan	205,458	35,636
Equity offering costs	(79,444)	(56,746)

Net increase in net assets resulting from capital transactions	35,126,014	24,978,890

Total increase in net assets	33,330,461	27,321,874
Net assets at beginning of period	172,799,989	128,056,028

Net assets at end of period	$206,130,450	$155,377,902

Accumulated undistributed (distributions in excess of) net investment income	$508,368	$(19,520)

Changes in Shares
Common stock, at beginning of period	8,597,116	6,376,850
Issuance of common stock	1,733,792	1,234,786
Issuance of common stock pursuant to dividend reinvestment plan	10,178	1,778

Common stock, at end of period	10,341,086	7,613,414

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,116,935	$6,506,854

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(133,962,061)	(90,236,677)
Paid-in-kind interest income	(67,894)	(20,698)
Proceeds from sales of investments and principal repayments	54,840,795	23,457,767
Net realized (gain) loss on investments	219,319	261,931
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	1,558,648	(2,576,913)
Amortization of premium and accretion of discount, net	(833,496)	(348,685)
Amortization of deferred financing costs	392,061	368,746
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	5,082	321,952
(Increase) decrease in interest receivable	(98,117)	448,103
(Increase) decrease in due from Advisor - affiliate	—	(22,531)
(Increase) decrease in prepaid expenses and other assets	(104,941)	(100,761)
Increase (decrease) in payable for investments purchased	4,068,936	—
Increase (decrease) in management fees payable - affiliate	60,741	146,427
Increase (decrease) in income incentive fees payable - affiliate	(504,295)	(68,559)
Increase (decrease) in due to Advisor - affiliate	38,924	(27,247)
Increase (decrease) in due to Administrator - affiliate	13,882	14,604
Increase (decrease) in professional fees payable	17,977	122,183
Increase (decrease) in directors’ fees payable	4,500	79,250
Increase (decrease) in interest and credit facility fees and expenses payable	257,532	315,776
Increase (decrease) in deferred tax liability	(5,500)	—
Increase (decrease) in accrued expenses and other liabilities	(17,767)	196,575

Net cash provided by (used for) operating activities	(68,998,739)	(61,161,903)

Cash flows from financing activities:
Issuance of common stock	35,000,000	25,000,000
Financing costs paid related to revolving credit facility	(119,880)	(643,713)
Distributions paid	(5,537,389)	(3,708,411)
Equity offering costs	(79,444)	(56,746)
Borrowings on debt	101,700,000	76,000,000
Repayments on debt	(62,000,000)	(33,200,000)

Net cash provided by (used for) financing activities	68,963,287	63,391,130

Effect of exchange rate changes on cash denominated in foreign currency	(23,769)	15,573
Net increase (decrease) in cash, cash equivalents and foreign currency	(59,221)	2,244,800
Cash, cash equivalents and foreign currency, beginning of period	9,270,912	5,119,325

Cash, cash equivalents and foreign currency, end of period	$9,211,691	$7,364,125

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,837,386	$1,557,235
Issuance of common stock pursuant to distribution reinvestment plan	$205,458	$35,636
Accrued but unpaid equity offering costs	$45,397	$22,698
Accrued but unpaid distributions	$3,876,873	$2,169,823

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2)	Senior Secured Second Lien	L + 850	(3)	11.12%	05/2025	$9,072,563	$8,786,061	4.1%	$8,528,261
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450	(4)	6.59%	01/2023	4,882,000	4,813,395	2.4	4,882,000
Auto-Vehicle Parts, LLC(2) (5) (6)	Senior Secured First Lien				01/2023	—	(8,118)	—	—
Continental Battery Company(2)	Senior Secured First Lien	L + 450	(4)	6.59%	12/2022	3,482,500	3,427,378	1.7	3,482,500
Continental Battery Company(2) (5) (6)	Senior Secured First Lien				12/2022	—	(13,254)	—	—
POC Investors, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.84%	11/2021	5,377,325	5,317,462	2.6	5,397,729
POC Investors, LLC(2) (5)	Senior Secured First Lien	L + 550	(4)	7.61%	11/2021	370,833	363,065	0.2	373,679

						23,185,221	22,685,989	11.0	22,664,169

Capital Goods
Alion Science and Technology Corporation(2)	Unsecured Debt			11.00%	08/2022	5,000,000	4,897,597	2.4	4,875,000
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 550	(3)	7.83%	12/2021	4,693,309	4,631,769	2.3	4,693,309
Midwest Industrial Rubber(2) (5)	Senior Secured First Lien	L + 550	(3)	7.84%	12/2021	131,250	124,489	0.1	131,250
Potter Electric Signal Company(2) (5)	Senior Secured First Lien	L + 450	(4)	6.60%	12/2022	67,500	62,473	0.0	65,250
Potter Electric Signal Company	Senior Secured First Lien	L + 450	(7)	7.27%	12/2023	2,543,625	2,514,213	1.2	2,530,907
Potter Electric Signal Company(5) (6)	Senior Secured First Lien				12/2023	—	(7,820)	0.0	(3,500)

						12,435,684	12,222,721	6.0	12,292,216

Commercial & Professional Services
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(4)	5.34%	07/2021	824,307	824,540	0.4	781,550
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(4)	8.59%	07/2022	500,000	502,204	0.2	457,918
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(3)	7.08%	05/2024	5,321,250	5,298,097	2.5	5,148,309
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625	(3)	8.58%	04/2023	4,700,000	4,602,470	2.3	4,700,000
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5) (6)	Senior Secured First Lien				04/2023	—	(9,249)	—	—
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650	(4)	8.59%	12/2021	234,043	234,745	0.1	236,069
CHA Holdings Inc(5) (6)	Senior Secured First Lien				04/2025	—	(5,200)	—	2,679
CHA Holdings Inc	Senior Secured First Lien	L + 450	(8)	6.58%	04/2025	4,928,571	4,904,522	2.4	4,940,893
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.34%	03/2022	7,258,125	7,145,039	3.5	7,258,125
DFS Intermediate Holdings, LLC(2) (5)	Senior Secured First Lien	L + 525	(4)	7.34%	03/2022	2,630,686	2,555,837	1.2	2,630,686
GH Holding Company(2)	Senior Secured First Lien	L + 450	(4)	6.59%	02/2023	1,496,250	1,489,175	0.7	1,496,250
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500	(4)	7.09%	04/2025	4,000,000	3,980,400	2.0	4,035,820
Hepaco, LLC(2) (5) (6)	Senior Secured First Lien				08/2021	—	(3,916)	—	—
Hepaco, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.09%	08/2022	5,230,750	5,183,924	2.5	5,230,750
Hepaco, LLC(2) (5)	Senior Secured First Lien	L + 500	(4)	9.00%	08/2022	189,619	177,144	0.1	189,619
Jordan Healthcare Inc.(2)	Senior Secured First Lien	L + 600	(3)	8.33%	07/2022	4,083,046	4,047,447	2.0	4,089,238

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

	Investment Type	Spread Above Index *		Interest Rate		Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 600	(3)	8.33%		07/2022	$344,850	$333,103	0.2%	$346,685
Jordan Healthcare Inc.(2) (5) (6)	Senior Secured First Lien					07/2022	—	(3,764)	0.0	682
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875	(3)	11.08%		03/2025	8,101,633	7,894,272	3.8	7,816,151
MHS Acquisition Holdings, LLC(2) (5)	Senior Secured Second Lien	L + 875	(3)	11.08%		03/2025	466,576	447,295	0.2	429,513
MHS Acquisition Holdings, LLC(2)	Unsecured Debt			13.50 PIK	% %	03/2026	777,427	765,486	0.3	660,874
SavATree, LLC(2)	Senior Secured First Lien	L + 525	(3)	7.58%		06/2022	3,665,125	3,608,426	1.8	3,665,125
SavATree, LLC(2) (5) (6)	Senior Secured First Lien					06/2022	—	(8,627)	—	—
SavATree, LLC(2) (5)	Senior Secured First Lien	L + 525	(3)	7.58%		06/2022	91,000	85,512	0.1	91,000
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850	(4)	10.50%		11/2024	5,000,000	4,888,928	2.5	5,100,000
USAGM HoldCo LLC(2)	Senior Secured Second Lien			11.00%		07/2023	2,380,952	2,339,280	1.2	2,371,492
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(8)	10.60%		07/2023	10,000,000	9,710,768	4.8	9,947,900
Valet Waste Holdings, Inc.(2)	Senior Secured First Lien	L + 625	(4)	8.34%		09/2021	4,766,304	4,723,776	2.3	4,790,136
Valet Waste Holdings, Inc.(2) (5)	Senior Secured First Lien	L + 700	(4)	9.08%		09/2021	195,652	191,098	0.1	198,370
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 550	(4)	7.50%		01/2022	4,986,875	4,913,532	2.4	4,986,875
Xcentric Mold and Engineering Acquisition Company, LLC(2) (5)	Senior Secured First Lien	L + 550	(4)	7.50%		01/2022	262,500	252,671	0.1	262,500

							82,435,541	81,068,935	39.7	81,865,209

Consumer Durables & Apparel
C.F. Stinson, LLC(2)	Senior Secured First Lien	L + 600	(4) (9)	7.98%		06/2021	3,000,000	2,961,366	1.5	3,026,309
EiKo Global, LLC(2) (5) (6)	Senior Secured First Lien					06/2023	—	(8,852)	0.0	(4,429)
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600	(3)	7.98%		06/2023	2,500,000	2,450,675	1.2	2,475,397

							5,500,000	5,403,189	2.7	5,497,277

Consumer Services
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.10%		09/2022	1,191,000	1,180,212	0.6	1,191,000
Counsel On Call, LLC(2) (5)	Senior Secured First Lien	L + 550	(4)	7.61%		09/2022	228,571	225,007	0.1	228,571
Counsel On Call, LLC(2) (5) (6)	Senior Secured First Lien					09/2022	—	(2,674)	—	—
Iconic Group, Inc.(2) (5) (6)	Senior Secured First Lien					05/2024	—	(2,473)	0.0	(2,474)
Iconic Group, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.06%		05/2024	1,350,000	1,336,616	0.7	1,336,637
New Mountain Learning(2)	Senior Secured First Lien	L + 550	(3)	7.83%		03/2024	1,850,000	1,814,388	0.9	1,850,000
New Mountain Learning(2) (5) (6)	Senior Secured First Lien					03/2024	—	(20,926)	—	—
NS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.09%		09/2021	3,325,276	3,282,934	1.6	3,292,023
NS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien					09/2021	—	(2,839)	0.0	(2,500)
Oncourse Learning Corporation(2)	Senior Secured First Lien	L + 650	(3)	8.83%		09/2021	14,530,729	14,375,942	7.1	14,530,729
Oncourse Learning Corporation(2) (5)	Senior Secured First Lien	L + 650	(3)	8.83%		09/2021	440,000	434,238	0.2	440,000
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(4)	5.23%		05/2025	3,957,000	3,937,559	1.9	3,981,731
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750	(4)	9.48%		05/2026	7,000,000	6,930,871	3.4	7,087,500

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
SkillSoft Corporation	Senior Secured First Lien	L + 475	(4)	6.84%	04/2021	$969,713	$959,317	0.4%	$919,710
Teaching Strategies LLC(2) (5) (6)	Senior Secured First Lien				05/2024	—	(15,385)	—	—
Teaching Strategies LLC(2)	Senior Secured First Lien	L + 600	(3)	8.33%	05/2024	9,375,000	9,144,641	4.5	9,375,000
United Language Group, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.09%	12/2021	4,438,875	4,356,883	2.2	4,438,875
United Language Group, Inc.(2) (5)	Senior Secured First Lien	L + 500	(4)	7.09%	12/2021	92,000	84,684	0.0	92,000
Vistage Worldwide, Inc.	Senior Secured First Lien	L + 400	(4)	6.05%	02/2025	8,597,452	8,605,170	4.2	8,629,693
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien				12/2023	—	(5,097)	—	—
Wrench Group LLC(2)	Senior Secured First Lien	L + 450	(3)	6.83%	12/2024	4,738,796	4,692,199	2.3	4,738,796
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien				12/2024	—	(1,454)	—	—

						62,084,412	61,309,813	30.1	62,127,291

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 425	(10)	6.73%	11/2024	3,468,073	3,460,045	1.7	3,481,789

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725	(4)	9.34%	04/2020	349,701	340,125	0.2	330,803

Food & Staples Retailing
HLF Financing S.a r.l.(11)	Senior Secured First Lien	L + 550	(4)	7.59%	02/2023	4,531,250	4,458,286	2.2	4,577,990
Isagenix International, LLC	Senior Secured First Lien	L + 575	(3)	8.08%	04/2025	7,000,000	6,960,245	3.4	7,021,875

						11,531,250	11,418,531	5.6	11,599,865

Health Care Equipment & Services
Ameda, Inc.(2)	Senior Secured First Lien	L + 650	(4)	8.59%	09/2022	2,630,125	2,587,990	1.3	2,599,175
Ameda, Inc.(2) (5)	Senior Secured First Lien	L + 650	(4)	8.59%	09/2022	187,500	182,806	0.1	183,970
Beaver-Visitec International, Inc.(11)	Senior Secured First Lien	L + 400	(4)	6.09%	08/2023	2,069,283	2,058,936	1.0	2,079,629
Beaver-Visitec International, Inc.(11)	Senior Secured First Lien	L + 500	(4)	7.09%	08/2023	9,348,599	9,291,308	4.6	9,395,342
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(3)	6.57%	07/2021	363,358	365,150	0.2	343,374
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 575	(4)	7.84%	01/2022	12,596,250	12,385,974	6.2	12,722,212
Centauri Health Solutions, Inc.(2) (5)	Senior Secured First Lien	L + 575	(4)	7.84%	01/2022	656,250	641,184	0.3	672,000
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 575	(4)	7.84%	01/2022	900,000	883,359	0.4	909,000
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725	(4)	9.35%	07/2024	5,000,000	4,875,635	2.4	5,000,000
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.09%	10/2022	1,687,250	1,661,315	0.8	1,704,123
GrapeTree Medical Staffing, LLC(2) (5) (6)	Senior Secured First Lien				10/2022	—	(6,775)	0.0	4,500
Ivory Merger Sub, Inc.	Senior Secured First Lien	L + 350	(3)	5.84%	03/2025	8,964,532	8,964,871	4.3	8,975,738
MDVIP, Inc.(2)	Senior Secured Second Lien	L + 800	(4)	10.09%	11/2025	5,333,333	5,169,376	2.7	5,493,333
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000	(10)	12.45%	10/2023	4,307,480	4,171,411	2.0	4,208,699
Onex Carestream Finance LP(11)	Senior Secured First Lien	L + 400	(4)	6.09%	06/2019	214,464	214,543	0.1	214,814
Onex Carestream Finance LP(11)	Senior Secured Second Lien	L + 850	(4)	10.59%	12/2019	153,081	153,081	0.1	153,272
Professional Physical Therapy(2) (12)	Senior Secured First Lien	L + 600	(3)		12/2022	7,924,687	7,862,038	3.3	6,815,231

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PT Network, LLC(2) (5)	Senior Secured First Lien	P + 450	(13)	9.50%	11/2021	$200,000	$198,633	0.1%	$197,125
PT Network, LLC(2) (5) (6)	Senior Secured First Lien				11/2021	—	(4,698)	0.0	(13,298)
PT Network, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.84%	11/2021	4,746,879	4,730,701	2.3	4,712,759
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 575	(3)	8.11%	10/2022	191,667	189,534	0.1	191,667
Smile Doctors LLC(2)	Senior Secured First Lien	L + 575	(3)	8.11%	10/2022	1,588,000	1,574,120	0.8	1,588,000
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 575	(3)	8.10%	10/2022	1,360,364	1,346,307	0.7	1,360,364
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 450	(3)	6.83%	01/2024	2,139,250	2,129,292	1.0	2,139,250
Upstream Rehabilition, Inc.(2) (5)	Senior Secured First Lien	L + 450	(4)	6.55%	01/2024	56,667	55,748	0.0	56,667

						72,619,019	71,681,839	34.8	71,706,946

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(4)	7.09%	12/2020	1,580,070	1,570,096	0.8	1,587,970
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(4)	10.84%	12/2021	504,468	497,088	0.3	506,360
Tranzonic(2)	Senior Secured First Lien	L + 475	(4)	6.85%	03/2023	3,179,348	3,148,973	1.5	3,179,348
Tranzonic(2) (5) (6)	Senior Secured First Lien				03/2023	—	(5,211)	—	—

						5,263,886	5,210,946	2.6	5,273,678

Insurance
Integro Parent Inc.	Senior Secured First Lien	L + 575	(3)	8.06%	10/2022	487,642	481,341	0.2	486,423
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(3)	11.58%	10/2023	380,282	375,214	0.2	378,381
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(3)	11.56%	10/2023	2,915,493	2,871,748	1.4	2,900,915

						3,783,417	3,728,303	1.8	3,765,719

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(4)	5.59%	08/2021	963,247	965,592	0.5	965,655
Maroon Group, LLC (2) (5) (6)	Senior Secured First Lien				08/2022	—	(12,095)	—	—
Maroon Group, LLC (2) (5)	Senior Secured First Lien	P + 500	(13)	10.00%	08/2022	42,000	38,614	0.0	42,000
Maroon Group, LLC (2)	Senior Secured First Lien	L + 600	(3)	8.34%	08/2022	2,450,000	2,426,172	1.2	2,450,000

						3,455,247	3,418,283	1.7	3,457,655

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(4)	5.34%	09/2021	970,365	970,941	0.4	735,658
Tribune Media Company(11)	Senior Secured First Lien	L + 300	(4)	5.09%	12/2020	155,650	156,037	0.1	155,650
Vivid Seats Ltd.(2)	Senior Secured Second Lien	P + 775	(13)	12.75%	06/2025	2,500,000	2,366,159	1.2	2,550,000

						3,626,015	3,493,137	1.7	3,441,308

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.10%	02/2023	1,596,000	1,566,036	0.8	1,596,000
Trinity Partners, LLC(2) (5) (6)	Senior Secured First Lien				02/2023	—	(8,359)	—	—

						1,596,000	1,557,677	0.8	1,596,000

Retailing
Slickdeals Holdings, LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(19,792)	—	—
Slickdeals Holdings, LLC(2)	Senior Secured First Lien	L + 625	(3)	8.58%	06/2024	10,909,110	10,611,130	5.3	10,909,110

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Strategic Partners, Inc.	Senior Secured First Lien	L + 375	(4)	5.84%	06/2023	$6,419,034	$6,406,282	3.1%	$6,483,224

						17,328,144	16,997,620	8.4	17,392,334

Software & Services
Ansira Partners, Inc.(5)	Senior Secured First Lien	L + 575	(4)	7.73%	12/2022	109,091	103,371	0.1	106,705
Ansira Partners, Inc.	Senior Secured First Lien	L + 650	(4)	7.84%	12/2022	6,971,689	6,917,067	3.4	6,954,260
Avaap USA LLC(2)	Senior Secured First Lien	L + 475	(4)	6.84%	03/2023	1,845,375	1,810,194	0.9	1,845,375
Avaap USA LLC(2) (5) (6)	Senior Secured First Lien				03/2023	—	(3,306)	—	—
Avaap USA LLC(2) (5)	Senior Secured First Lien	L + 475	(4)	6.84%	03/2023	61,250	54,637	0.0	61,250
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.34%	08/2023	10,470,875	10,309,587	5.1	10,575,584
C-4 Analytics, LLC(2) (5) (6)	Senior Secured First Lien				08/2023	—	(9,000)	0.0	6,000
List Partners, Inc.(2)	Senior Secured First Lien	L + 500	(3)	7.33%	01/2023	3,736,250	3,666,644	1.8	3,736,250
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien				01/2023	—	(12,418)	—	—
Mediaocean LLC	Senior Secured First Lien	L + 425	(4)	6.35%	08/2022	8,414,704	8,365,527	4.1	8,456,777
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(3)	7.61%	06/2022	874,993	877,034	0.4	885,930
SMS Systems Maintenance Services, Inc.(2)	Senior Secured Second Lien	L + 850	(3)	10.83%	10/2024	4,703,478	4,570,241	1.8	3,648,090
SMS Systems Maintenance Services, Inc.(2)	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,765,130	3.2	6,695,530
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.34%	09/2019	1,979,114	1,970,040	1.0	1,979,114
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(4,000)	0.0	(3,998)
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(8,000)	0.0	(3,998)
Winxnet Holdings LLC(2)	Senior Secured First Lien	L + 600	(4)	8.09%	06/2023	2,000,000	1,960,042	1.0	1,980,011
Zoom Information, Inc.(2)	Senior Secured First Lien	L + 600	(3) (9)	8.33%	08/2022	9,000,000	8,794,771	4.4	9,180,000

						59,181,819	58,127,561	27.2	56,102,880

Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050	(3)	12.83%	02/2025	2,635,052	2,523,480	1.2	2,558,381

Transportation
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.34%	10/2022	3,299,750	3,274,781	1.6	3,314,088
Pilot Air Freight, LLC(2) (5)	Senior Secured First Lien	L + 525	(4)	7.34%	10/2022	657,103	657,103	0.3	663,831

						3,956,853	3,931,884	1.9	3,977,919

Total Debt Investments United States						$374,435,334	$368,580,078	179.1%	$369,131,439

Equity Investments
Automobiles & Components
AP Centric(2) (14)	Common Stock					927	927,437	0.4	794,511

Capital Goods
Alion Science and Technology Corporation(2) (14)	Common Stock					535,714	535,714	0.2	457,336

Commercial & Professional Services
MHS Acquisition Holdings, LLC(2) (14)	Common Stock					913	912,639	0.2	469,652
TecoStar Holdings, Inc.(2) (14)	Common Stock					500,000	500,000	0.3	584,773
Universal Services Equity Investments(2) (14)	Common Stock					1,000,000	1,000,000	0.8	1,600,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
USAGM HoldCo LLC(2) (14)	Common Stock					238,095	$238,095	0.2%	$380,953

						1,739,008	2,650,734	1.5	3,035,378

Consumer Services
Legalshield(2) (14)	Common Stock					527	526,882	0.3	526,882

Diversified Financials
Gacp II LP(2) (5) (11) (14)	Common Stock					10,749,818	10,749,818	5.2	10,749,818

Health Care Equipment & Services
ExamWorks Group, Inc.(2) (14)	Common Stock					7,500	750,000	0.4	878,772
MDVIP, Inc.(2) (14)	Common Stock					46,806	666,666	0.4	824,084

						54,306	1,416,666	0.8	1,702,856

Insurance
Integro Equity(2) (14)	Common Stock					4,468	454,072	0.3	580,832

Media
Vivid Seats Ltd.(2) (14)	Common Stock					608,108	608,108	0.4	820,695
Vivid Seats Ltd.(2) (14)	Preferred Stock					1,891,892	1,891,892	1.0	2,135,768

						2,500,000	2,500,000	1.4	2,956,463

Retailing
Slickdeals Holdings, LLC(2) (14)	Common Stock					109	1,090,911	0.5	1,090,911

Software & Services
SMS Systems Maintenance Services, Inc.(2) (14)	Common Stock					1,142,789	1,144,520	0.1	117,917

Technology Hardware & Equipment
Onvoy, LLC(2) (14)	Common Stock, Class A					3,649	364,948	0.1	306,414
Onvoy, LLC(2) (14)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.1	306,414

Total Equity Investments United States						$16,733,851	$22,361,702	10.8%	$22,319,318

Total United States							$390,941,780	189.9%	$391,450,757

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(11)	Senior Secured First Lien	L + 575	(15)	4.75%	04/2023	€1,994,499	2,085,973	1.1	2,325,779

Total Debt Investments France						€1,994,499	$2,085,973	1.1%	$2,325,779

Total France							$2,085,973	1.1%	$2,325,779

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited(2) (11)	Senior Secured First Lien	L + 650, 0.50	%(16)	7.71%	07/2022	£1,987,393	3,015,908	1.3	2,623,856
CB-SDG Limited(2) (5) (11)	Senior Secured First Lien	L + 650, 0.50	%(16)	7.71%	07/2022	646,951	975,582	0.4	854,137

Total Debt Investments United Kingdom						£2,634,344	$3,991,490	1.7%	$3,477,993

Total United Kingdom							$3,991,490	1.7%	$3,477,993

Total Investments							$397,019,243	192.7%	$397,254,529

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $206,130,450 as of June 30, 2018.

(1)

All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.

(3)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2018 was 2.34%.For some of these loans, the interest rate is based on the last reset date.

(4)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2018 was 2.09%.For some of these loans, the interest rate is based on the last reset date.

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

(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of June 30, 2018 was 2.76%.For some of these loans, the interest rate is based on the last reset date.

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2018 was 2.17%.For some of these loans, the interest rate is based on the last reset date.

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

(10)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2018 was 2.50%.For some of these loans, the interest rate is based on the last reset date.

(11)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(12)	The investment is on non-accrual status as of June 30, 2018.

(13)	The interest rate on these loans is subject to the U.S. Prime rate, which as of June 30, 2018 was 5.00%.

(14)	Non-income producing security.

(15)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of June 30, 2018 was (0.32)%. For some of these loans, the interest rate is based on the last reset date.

(16)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of June 30, 2018 was 0.67%. For some of these loans, the interest rate is based on the last reset date.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC	Senior Secured Second Lien	L + 850	(2)	10.07%	05/2025	$9,072,563	$8,772,269	5.1%	$8,755,023
Continental Battery Company(3) (4) (5)	Senior Secured First Lien				12/2022	—	(14,728)	0.0	(8,417)
Continental Battery Company(4)	Senior Secured First Lien	L + 450	(2)	5.97%	12/2022	3,500,000	3,439,279	2.0	3,465,339
POC Investors, LLC(4)	Senior Secured First Lien	L + 550	(2)	7.19%	11/2021	5,455,000	5,386,590	3.1	5,455,000
POC Investors, LLC(3) (4)	Senior Secured First Lien	P + 450	(6)	9.00%	11/2021	291,666	282,750	0.2	291,666

						18,319,229	17,866,160	10.4	17,958,611

Capital Goods
Alion Science and Technology Corporation(4)	Unsecured Debt			11.00%	08/2022	5,000,000	4,888,189	2.9	5,000,000
MB Aerospace Holdings Inc.(7)	Senior Secured First Lien	L + 550	(8)	7.13%	12/2022	4,316,796	4,285,785	2.5	4,316,796
Midwest Industrial Rubber(4)	Senior Secured First Lien	L + 550	(2)	7.19%	12/2021	4,059,000	4,001,434	2.4	4,059,000
Midwest Industrial Rubber(3) (4) (5)	Senior Secured First Lien				12/2021	—	(5,829)	—	—
Potter Electric Signal Company(3) (4)	Senior Secured First Lien	P + 350	(6)	8.00%	12/2022	45,000	39,415	0.0	40,525
Potter Electric Signal Company(3) (4) (5)	Senior Secured First Lien				12/2023	—	(8,688)	0.0	(6,962)
Potter Electric Signal Company(4)	Senior Secured First Lien	L + 450	(2)	6.11%	12/2023	2,550,000	2,518,322	1.5	2,524,637
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375	(8)	5.32%	10/2021	731,156	734,727	0.4	736,822

						16,701,952	16,453,355	9.7	16,670,818

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375	(2)	5.13%	04/2022	975,000	982,876	0.6	985,667
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(2)	4.63%	07/2021	828,589	828,859	0.5	809,946
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(2)	7.88%	07/2022	500,000	502,431	0.3	470,000
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(8)	6.25%	05/2024	5,348,125	5,323,240	3.1	5,388,236
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650	(8)	7.99%	12/2021	234,042	234,832	0.1	235,652
DFS Intermediate Holdings, LLC (3) (4)	Senior Secured First Lien	L + 525	(8)	6.82%	03/2022	551,400	509,092	0.3	551,400
DFS Intermediate Holdings, LLC(4)	Senior Secured First Lien	L + 525	(8)	6.61%	03/2022	7,294,875	7,168,177	4.2	7,294,875
Hepaco, LLC(3) (4)	Senior Secured First Lien	P + 400	(6)	8.50%	08/2021	125,000	120,465	0.1	125,000
Hepaco, LLC(4)	Senior Secured First Lien	L + 500	(2)	6.67%	08/2022	5,257,250	5,205,291	3.0	5,257,250
Hepaco, LLC(3) (4)	Senior Secured First Lien	L + 500	(2)	6.49%	08/2022	190,571	176,591	0.1	190,571
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien				07/2022	—	(13,197)	—	—
Jordan Healthcare Inc.(4)	Senior Secured First Lien	L + 600	(2)	7.69%	07/2022	4,103,615	4,064,096	2.4	4,103,615
Jordan Healthcare Inc.(3) (4) (5)	Senior Secured First Lien				07/2022	—	(3,999)	—	—
MHS Acquisition Holdings, LLC(4)	Senior Secured Second Lien	L + 875	(2)	10.44%	03/2025	8,101,633	7,881,618	4.5	7,878,838
MHS Acquisition Holdings, LLC(3) (4)	Senior Secured Second Lien	L + 875	(2)	10.44%	03/2025	466,576	445,780	0.2	437,651
MHS Acquisition Holdings, LLC(4)	Unsecured Debt			13.50 PIK %	03/2026	545,279	536,003	0.3	509,835
MHS Acquisition Holdings, LLC(4)	Unsecured Debt			13.50%	03/2026	140,887	138,336	0.1	131,730

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325	(2)	4.94%	05/2020	$975,408	$974,174	0.6%	$979,680
SavATree, LLC(4)	Senior Secured First Lien	L + 525	(2)	6.94%	06/2022	3,683,625	3,620,467	2.1	3,683,625
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				06/2022	—	(9,717)	—	—
SavATree, LLC(3) (4) (5)	Senior Secured First Lien				06/2022	—	(6,183)	—	—
TecoStar Holdings, Inc.(4)	Senior Secured Second Lien	L + 850	(2)	9.88%	11/2024	5,000,000	4,882,850	3.0	5,150,000
USAGM HoldCo LLC(4)	Senior Secured Second Lien			11.00%	07/2023	2,000,000	1,957,275	1.2	2,051,324
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(2)	9.88%	07/2023	10,000,000	9,689,631	5.8	9,991,700
Valet Waste Holdings, Inc.(4)	Senior Secured First Lien	L + 700	(8)	8.57%	09/2021	4,790,761	4,742,306	2.8	4,832,273
Valet Waste Holdings, Inc.(3) (4) (5)	Senior Secured First Lien				09/2021	—	(5,253)	0.0	4,709
Vencore, Inc.	Senior Secured First Lien	L + 475	(2)	6.44%	11/2019	481,973	482,292	0.3	487,169
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725	(2)	8.63%	05/2022	166,667	163,744	0.1	167,500
Xcentric Mold and Engineering Acquisition Company, LLC(4)	Senior Secured First Lien	L + 550	(8)	6.88%	01/2022	5,012,125	4,929,254	2.9	5,012,125
Xcentric Mold and Engineering Acquisition Company, LLC(3) (4)	Senior Secured First Lien	L + 550	(8)	6.88%	01/2022	175,000	163,783	0.1	175,000

						66,948,401	65,685,114	38.7	66,905,371

Consumer Durables & Apparel
C.F. Stinson, LLC(4)	Senior Secured First Lien	L + 600	(8) (9)	7.88%	06/2021	3,000,000	2,956,173	1.8	3,030,000

Consumer Services
Catapult Learning, LLC(4)	Senior Secured First Lien	L + 650	(2) (9)	7.88%	07/2020	4,934,211	4,906,471	2.8	4,884,868
Counsel On Call, LLC(3) (4) (5)	Senior Secured First Lien				09/2022	—	(6,979)	0.0	(7,001)
Counsel On Call, LLC(4)	Senior Secured First Lien	L + 550	(8)	7.07%	09/2022	1,197,000	1,185,060	0.7	1,185,028
NS Intermediate Holdings, LLC(3) (4) (5)	Senior Secured First Lien				09/2021	—	(3,273)	0.0	2,238
NS Intermediate Holdings, LLC(4)	Senior Secured First Lien	L + 550	(8)	7.07%	09/2021	2,532,110	2,497,657	1.5	2,554,778
Oncourse Learning Corporation(3) (4)	Senior Secured First Lien	L + 650	(2)	7.83%	09/2021	13,190,175	13,033,704	7.6	13,190,175
SkillSoft Corporation	Senior Secured First Lien	L + 475	(8)	6.32%	04/2021	969,713	957,665	0.5	936,292
Teaching Company, LLC(4)	Senior Secured First Lien	L + 475	(2)	6.44%	02/2023	4,962,500	4,918,925	2.9	5,012,125
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien				03/2022	—	(5,753)	—	—
Wrench Group LLC(4)	Senior Secured First Lien	L + 450	(2)	6.19%	03/2022	3,772,222	3,730,704	2.2	3,772,222
Wrench Group LLC(3) (4) (5)	Senior Secured First Lien				12/2024	—	(2,615)	—	—
Wrench Group LLC(4)	Senior Secured First Lien	L + 450	(2)	6.19%	12/2024	850,000	844,099	0.5	850,000

						32,407,931	32,055,665	18.7	32,380,725

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 425	(2)	5.65%	11/2024	3,485,500	3,476,920	2.0	3,531,247

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725	(2)	8.94%	04/2020	351,585	339,560	0.2	311,446

Food & Staples Retailing
Good Source Solutions, Inc.(4)	Senior Secured First Lien	L + 725	(2)	8.94%	07/2021	2,598,346	2,578,786	1.5	2,619,644

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
HLF Financing S.a r.l.(7)	Senior Secured First Lien	L + 550	(8)	7.07%	02/2023	$4,718,750	$4,635,945	2.7%	$4,718,019

						7,317,096	7,214,731	4.2	7,337,663

Food, Beverage & Tobacco
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425	(2)	5.94%	06/2021	735,000	730,176	0.4	736,837

Health Care Equipment & Services
Ameda, Inc.(4)	Senior Secured First Lien	L + 600	(8)	7.35%	09/2022	2,643,375	2,596,923	1.5	2,610,648
Ameda, Inc.(3) (4) (5)	Senior Secured First Lien				09/2022	—	(5,242)	0.0	(3,714)
Beaver-Visitec International, Inc.(7)	Senior Secured First Lien	L + 500	(2)	6.69%	08/2023	9,396,174	9,333,914	5.4	9,396,174
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(2)	5.75%	07/2021	365,246	367,319	0.2	321,051
Centauri Health Solutions, Inc(3) (4)	Senior Secured First Lien	L + 550	(8)	6.87%	01/2022	1,181,250	1,164,103	0.7	1,197,000
Centauri Health Solutions, Inc(4)	Senior Secured First Lien	L + 550	(8)	6.87%	01/2022	8,237,750	8,099,349	4.8	8,320,127
ExamWorks Group, Inc.(4)	Senior Secured Second Lien	L + 1050	(2)	10.50%	07/2024	5,000,000	4,868,280	3.0	5,150,000
GrapeTree Medical Staffing, LLC(4)	Senior Secured First Lien	L + 500	(8)	6.37%	10/2022	1,695,750	1,667,116	1.0	1,695,750
GrapeTree Medical Staffing, LLC(3) (4) (5)	Senior Secured First Lien				10/2022	—	(7,556)	—	—
MDVIP, Inc.(4)	Senior Secured Second Lien	L + 800	(2)	9.41%	11/2025	5,333,333	5,161,946	3.1	5,333,333
NMSC Holdings, Inc.(4)	Senior Secured Second Lien	L + 1000	(2)	11.69%	10/2023	4,307,480	4,162,549	2.5	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.19%	08/2021	4,013,697	3,943,661	2.3	4,052,168
Onex Carestream Finance LP(7)	Senior Secured First Lien	L + 400	(2)	5.69%	06/2019	214,464	214,583	0.1	215,134
Onex Carestream Finance LP(7)	Senior Secured Second Lien	L + 850	(2)	10.19%	12/2019	153,081	153,081	0.1	151,168
Professional Physical Therapy	Senior Secured First Lien	P + 500	(6)	9.50%	12/2022	7,944,750	7,881,928	4.5	7,825,579
PT Network, LLC(3) (4) (5)	Senior Secured First Lien				11/2021	—	(6,944)	—	—
PT Network, LLC(4)	Senior Secured First Lien	L + 550	(2)	6.86%	11/2021	4,770,793	4,752,367	2.8	4,770,793
Smile Doctors LLC(3) (4)	Senior Secured First Lien	P + 475	(6)	9.25%	10/2022	58,333	55,952	0.0	58,333
Smile Doctors LLC(4)	Senior Secured First Lien	L + 575	(2)	7.32%	10/2022	1,596,000	1,580,685	0.9	1,596,000
Smile Doctors LLC(3) (4)	Senior Secured First Lien	L + 575	(2)	7.11%	10/2022	296,060	280,351	0.2	296,060
Snow Companies LLC(4)	Senior Secured First Lien	L + 600	(8)	7.35%	01/2022	9,256,500	9,101,027	5.4	9,256,500
Zest Holdings, LLC	Senior Secured First Lien	L + 425	(8)	5.82%	08/2023	4,912,875	4,881,278	2.9	4,965,074

						71,376,911	70,246,670	41.4	71,514,658

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500	(8)	6.57%	12/2020	1,723,494	1,710,533	1.0	1,723,494
Paris Presents Incorporated	Senior Secured Second Lien	L + 875	(8)	10.32%	12/2021	504,468	496,189	0.3	501,946

						2,227,962	2,206,722	1.3	2,225,440

Insurance
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.13%	10/2022	455,883	449,455	0.3	454,743
Integro Parent Inc.	Senior Secured First Lien	L + 575	(2)	7.31%	10/2022	34,259	33,768	0.0	34,174
Integro Parent Inc.	Senior Secured Second Lien	L + 925	(2)	10.63%	10/2023	2,408,451	2,367,126	1.4	2,360,282

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300	(8)	4.57%	07/2022	$776,460	$778,044	0.5%	$780,016
Pilot Air Freight, LLC(4)	Senior Secured First Lien	L + 525	(8)	6.82%	10/2022	3,316,500	3,288,946	1.9	3,316,500

						4,092,960	4,066,990	2.4	4,096,516

Total Debt Investments United States						$306,210,923	$301,227,125	175.5%	$303,252,920

Equity Investments
Automobiles & Components
AP Centric(4) (10)	Common Stock					927	927,437	0.5	890,572

Capital Goods
Alion Science and Technology Corp.(4) (10)	Common Stock					535,714	535,714	0.2	425,403

Commercial & Professional Services
MHS Acquisition Holdings, LLC (4) (10)	Common Stock					891	890,485	0.4	646,655
TecoStar Holdings Inc.(4) (10)	Common Stock					500,000	500,000	0.3	500,000
Universal Services Equity Investments(4) (10)	Common Stock					1,000,000	1,000,000	1.1	1,823,696
USAGM HoldCo, LLC(4) (10)	Common Stock					238,095	238,095	0.2	434,213

						1,738,986	2,628,580	2.0	3,404,564

Health Care Equipment & Services
ExamWorks Group, Inc.(4) (10)	Common Stock					7,500	750,000	0.4	755,805
MDVIP, Inc.(4) (10)	Common Stock					46,807	666,667	0.4	666,667

						54,307	1,416,667	0.8	1,422,472

Insurance
Integro Equity(4) (10)	Common Stock					4,225	422,535	0.3	437,407

Media
Vivid Seats Ltd.(4) (10)	Common Stock					608,108	608,108	0.3	488,893
Vivid Seats Ltd.(4) (10)	Preferred Stock					1,891,892	1,891,892	1.1	2,011,108

						2,500,000	2,500,000	1.4	2,500,001

Software & Services
SMS Systems Maintenance Services, Inc.(4) (10)	Common Stock					1,142,789	1,144,520	0.3	552,848

Technology Hardware & Equipment
Onvoy, LLC(4) (10)	Common Stock, Class A					3,649	364,948	0.2	301,172
Onvoy, LLC(4) (10)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.2	301,172

Total Equity Investments United States						$5,983,133	$9,940,401	5.7%	$9,934,439

Total United States							$311,167,526	181.2%	$313,187,359

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(7)	Senior Secured First Lien	L + 575	(11)	5.75%	04/2023	€1,994,499	2,069,877	1.4	2,383,020

Total Debt Investments France						€1,994,499	$2,069,877	1.4%	$2,383,020

Total France							$2,069,877	1.4%	$2,383,020

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited(4) (7)	Senior Secured First Lien	L + 650, 0.5 PIK	% (12)	7.50%	07/2022	£1,983,314	3,006,739	1.6	2,682,927
CB-SDG Limited(3) (4) (7)	Senior Secured First Lien	L + 650 0.5 PIK	% (12)	7.00%	07/2022	645,624	971,764	0.5	873,366

Total Debt Investments United Kingdom						£2,628,938	$3,978,503	2.1%	$3,556,293

Total United Kingdom							$3,978,503	2.1%	$3,556,293

Total Investments							$317,215,906	184.7%	$319,126,672

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

June 30, 2018 (Unaudited)

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

See accompanying notes

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

See accompanying notes

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $44,613,267 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the six months ended June 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2 and $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for

See accompanying notes

organization and private equity offerings costs in excess of $1.5 million. In connection with the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 7. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of June 30, 2018 and December 31, 2017, there were $583,861 and $856,042, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018, the Company had one investment on non-accrual status, which represented 2.0% and 1.7% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

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

See accompanying notes

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2018, the Company incurred an excise tax of $0 and $0, respectively, of which $0 remained payable and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. There were no excise tax expenses or payables for the three and six months ended June 30, 2017.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the six months ended June 30, 2018, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $5,499 related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $211,649 related to the Taxable Subsidiary as of June 30, 2018. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at June 30, 2017.

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

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard did not have a material impact on the consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

See accompanying notes

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

For the three and six months ended June 30, 2018, the Company incurred administrative services expenses of $164,228 and $330,092, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $246,661 was payable at June 30, 2018. For the three and six months ended June 30, 2017, the Company incurred administrative services expenses of $141,589 and $283,179, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $169,007 was payable at June 30, 2017.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and six months ended June 30, 2018, the Company incurred expenses of $190,507 and $367,613, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $190,495 was payable at June 30, 2018. For the three and six months ended June 30, 2017, the Company incurred expenses of $163,232 and $324,009, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $163,565 was payable at June 30, 2017.

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

See accompanying notes

Advisory Agreement (“Qualified IPO”). The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase.

For the three and six months ended June 30, 2018, the Company incurred management fees, which are net of waived amounts, of $795,246 and $1,532,998, respectively, of which $795,245 was payable at June 30, 2018. For the three and six months ended June 30, 2017, the Company incurred management fees, which are net of waived amounts, of $668,292 and $1,272,519, respectively, of which $668,293 was payable at June 30, 2017.

The Advisor has voluntarily waived its right to receive management fees on our investment in Great American Capital Partners II LP (“GACP II”) for any period in which GACP II remains in our investment portfolio. For the three and six months ended June 30, 2018, management fees of $10,050 were waived attributable to the Company’s investment in GACP II.

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

In connection with the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the Commitment Period. The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the income incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

Upon a Qualified IPO and the Advisor begins to earn income incentive fees, the Advisor will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investment in GACP II.

For the three and six months ended June 30, 2018, the Company incurred income incentive fees, which are net of waived amounts, of $0 and $554,977, respectively, of which $0 was payable at June 30, 2018. For the three and six months ended June 30, 2017, the Company incurred income incentive fees of $392,977 and $614,535, respectively, of which $392,978 was payable at June 30, 2017.

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

See accompanying notes

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

In connection with the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the deadline to consummate a Qualified IPO (the “Qualified IPO Deadline”). The Qualified IPO Deadline was extended to June 30, 2022. In exchange for the Qualified IPO Deadline extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the capital gain incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

No capital gains incentive fees were incurred for the six months ended June 30, 2018 and 2017.

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

Directors’ Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended June 30, 2018, the Company recorded directors’ fees of $72,500 and $145,000, respectively, of which $61,563 was payable at June 30, 2018. For the three and six months ended June 30, 2017, the Company recorded directors’ fees of $72,500 and $145,000, respectively, of which $127,625 was payable at June 30, 2017.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of June 30, 2018 and December 31, 2017, all investments held are non-controlled/non-affiliated investments.

Certain Risk Factors

In the ordinary course of business, the Company manages a variety of risks including market risk and liquidity risk. The Company identifies, measures and monitors risk through various control mechanisms, including trading limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

See accompanying notes

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

Investments at fair value consisted of the following at June 30, 2018:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$290,921,471	$293,331,572	$2,410,101
Senior Secured Second Lien	78,072,987	76,067,765	(2,005,222)
Unsecured Debt	5,663,083	5,535,874	(127,209)
Preferred Stock	1,891,892	2,135,768	243,876
Common Stock	20,469,810	20,183,550	(286,260)

Total Investments	$397,019,243	$397,254,529	$235,286

Investments at fair value consisted of the following at December 31, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$230,985,313	$233,486,423	$2,501,110
Senior Secured Second Lien	70,727,664	70,064,245	(663,419)
Unsecured Debt	5,562,528	5,641,565	79,037
Preferred Stock	1,891,892	2,011,108	119,216
Common Stock	8,048,509	7,923,331	(125,178)

Total Investments	$317,215,906	$319,126,672	$1,910,766

The industry composition of investments at fair value at June 30, 2018 and December 31, 2017 is as follows:

Industry	Fair Value June 30, 2018	Percentage of Fair Value	Fair Value December 31, 2017	Percentage of Fair Value
Automobiles & Components	$23,458,680	5.91%	$18,849,183	5.91%
Capital Goods	12,749,552	3.21	17,096,221	5.36
Commercial & Professional Services	84,900,587	21.37	70,309,935	22.03
Consumer Durables & Apparel	5,497,277	1.38	3,030,000	0.95
Consumer Services	62,654,173	15.77	32,380,725	10.15
Diversified Financials	14,231,607	3.58	3,531,247	1.11
Energy	330,803	0.08	311,446	0.10
Food & Staples Retailing	11,599,865	2.92	7,337,663	2.30
Food, Beverage & Tobacco	—	—	736,837	0.23
Health Care Equipment & Services	73,409,802	18.48	72,937,130	22.85
Household & Personal Products	5,273,678	1.33	2,225,440	0.70
Insurance	4,346,551	1.09	3,659,282	1.15
Materials	3,457,655	0.87	2,669,277	0.84
Media	6,397,771	1.61	5,994,211	1.88
Pharmaceuticals, Biotechnology & Life Sciences	1,596,000	0.40	426,596	0.13
Retailing	18,483,245	4.65	7,328,350	2.29
Software & Services	59,698,790	15.03	61,214,515	19.18
Technology Hardware & Equipment	5,190,574	1.31	4,992,098	1.56
Transportation	3,977,919	1.01	4,096,516	1.28

Total Investments	$397,254,529	100.00%	$319,126,672	100.00%

See accompanying notes

The geographic composition of investments at fair value at June 30, 2018 and December 31, 2017 is as follows:

Geographic Region	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
United States	$391,450,757	98.53%	$313,187,359	98.14%
United Kingdom	3,477,993	0.88	3,556,293	1.11
France	2,325,779	0.59	2,383,020	0.75

Total Investments	$397,254,529	100.00%	$319,126,672	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2018:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$46,459,644	$246,871,928	$293,331,572
Senior Secured Second Lien	—	17,882,659	58,185,106	76,067,765
Unsecured Debt	—	—	5,535,874	5,535,874
Preferred Stock	—	—	2,135,768	2,135,768
Common Stock	—	—	20,183,550	20,183,550

Total Investments	$—	$64,342,303	$332,912,226	$397,254,529

The following table presents fair value measurements of investments as of December 31, 2017:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$79,571,639	$153,914,784	$233,486,423
Senior Secured Second Lien	—	23,432,543	46,631,702	70,064,245
Unsecured Debt	—	—	5,641,565	5,641,565
Preferred Stock	—	—	2,011,108	2,011,108
Common Stock	—	—	7,923,331	7,923,331

Total Investments	$—	$103,004,182	$216,122,490	$319,126,672

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2018, based off of the fair value hierarchy at June 30, 2018:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2018	$153,914,784	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490
Amortized discounts/premiums	517,192	96,973	9,910	-	-	624,075
Paid in-kind interest	7,436	-	60,458	-	-	67,894
Net realized gain (loss)	1,890	-	-	-	-	1,890
Net change in unrealized appreciation (depreciation)	(15,136)	(1,414,514)	(206,246)	124,660	(161,082)	(1,672,318)
Purchases	99,995,494	881,018	30,187	-	12,421,301	113,328,000
Sales/return of capital/principal repayments/paydowns	(40,173,072)	-	-	-	-	(40,173,072)
Transfers in	32,623,340	11,989,927	-	-	-	44,613,267
Transfers out	-	-	-	-	-	-

Balance as of June 30, 2018	$246,871,928	$58,185,106	$5,535,874	$2,135,768	$20,183,550	$332,912,226

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2018	$346,343	$(1,414,514)	$(206,246)	$124,660	$(161,082)	$(1,310,839)

During the six months ended June 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $44,613,267 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2017, based off of the fair value hierarchy at June 30, 2017:

	Senior	Senior
	Secured First Lien	Secured Second Lien	Unsecured Debt	Preferred Stock	Common Stock	Total
Balance as of January 1, 2017	$65,399,107	$21,353,680	$4,950,000	$-	$3,943,634	$95,646,421
Amortized discounts/premiums	138,112	59,471	8,692	-	-	206,275
Paid in-kind interest	20	-	20,678	-	-	20,698
Net realized gain (loss)	12,303	17,282	-	-	-	29,585
Net change in unrealized appreciation (depreciation)	1,438,736	1,227,831	53,930	-	(109,040)	2,611,457
Purchases	39,663,491	29,534,167	512,130	1,891,892	3,436,518	75,038,198
Sales/return of capital/principal repayments/paydowns	(2,911,591)	(928,125)		-		(3,839,716)
Transfers in	-	4,850,000	-	-	-	4,850,000
Transfers out	-	-	-	-	-	-

Balance as of June 30, 2017	$103,740,178	$56,114,306	$5,545,430	$1,891,892	$7,271,112	$174,562,918

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2017	$1,571,043	$1,245,732	$53,930	$-	$(109,040)	$2,761,665

During the six months ended June 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2 and $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

See accompanying notes

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$196,798,395	Discounted Cash Flows	Discount Rate	6.8%-12.5%(8.1%)

	$50,073,533	Broker Quoted	Broker Quote	N/A

Senior Secured Second Lien	$54,399,450	Discounted Cash Flows	Discount Rate	7.2%-16.6%(12.0%)

	$3,785,656	Broker Quoted	Broker Quote	N/A

Unsecured Debt	$5,535,874	Discounted Cash Flows	Discount Rate	11.8%-17.0%(12.4%)

Preferred Stock	$2,135,768	Market Multiple	Comparable EBITDA Multiple	16.0x

Common Stock	$20,183,550	Market Multiple	Comparable EBITDA Multiple	7.2x-16.0x(11.9x)
Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$153,914,784	Discounted Cash Flows	Discount Rate	5.6%-9.5%(6.9%)

Senior Secured Second Lien	$46,631,702	Discounted Cash Flows	Discount Rate	8.0%-14.3%(11.0%)

Unsecured Debt	$5,641,565	Discounted Cash Flows	Discount Rate	11.0%-14.9%(11.4%)

Preferred Stock	$2,011,108	Market Multiple	Comparable EBITDA Multiple	15.8x

Common Stock	$7,923,331	Market Multiple	Comparable EBITDA Multiple	7.4x-15.8x(11.7x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2018 and December 31, 2017. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of June 30, 2018 and December 31, 2017, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

See accompanying notes

Note 6. Debt

Debt consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$119,328,575	$5,671,425	$119,328,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	85,000,000	72,309,591	13,040,297	71,934,794

Total Debt	$210,000,000	$191,638,166	$18,711,722	$191,263,369

	December 31, 2017
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$86,628,575	$38,371,425	$86,628,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	75,000,000	65,309,591	9,955,454	65,075,395

Total Debt	$200,000,000	$151,938,166	$48,326,879	$151,703,970

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between drawn amount and the carrying value is attributable to the effect of foreign currency translation adjustments.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of June 30, 2018 and December 31, 2017, was $71,959,703 and $65,044,546, respectively.

As of June 30, 2018 and December 31, 2017, the Company was in compliance with the terms and covenants of its debt arrangements.

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

See accompanying notes

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of June 30, 2018 and December 31, 2017, deferred financing costs related to the SPV Asset Facility were $464,638 and $776,117, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Revolving Credit Facility II bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on June 29, 2018. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019.

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on an effective yield basis. As of June 30, 2018 and December 31, 2017, deferred financing costs related to the Revolving Credit Facility II were $119,223 and $79,925, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Revolving Credit Facility bore interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company paid unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest was payable monthly in arrears.

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Borrowing interest expense	$1,716,550	$1,039,257	$3,107,391	$1,859,909
Facility fees	42,662	55,556	108,716	107,567
Amortization of financing costs	196,996	195,977	392,061	368,746

Total	$1,956,208	$1,290,790	$3,608,168	$2,336,222

Weighted average interest rate	4.11%	3.18%	3.93%	3.09%
Average outstanding balance	$167,452,665	$130,888,883	$159,340,902	$121,303,940

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2018 and December 31, 2017, the Company had unfunded commitments denominated in USD totaling $42,976,332 and $21,116,031, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £377,841 and £377,841 at June 30, 2018 and December 31, 2017, respectively.

Other Commitments and Contingencies

As of June 30, 2018, the Company had $391.7 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $185.7 million as of June 30, 2018.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the six months ended June 30, 2018, the Advisor allocated to the Company $79,444 of equity offering costs and $56,790 of organization costs, of which $77,848 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2018. Since June 26, 2015 (Commencement) through June 30, 2018, the Advisor has allocated to the Company $467,590 of equity offering costs and $334,247 of organization costs.

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

Note 8. Stockholders’ Equity

Since commencement, the Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $185.7 million and $220.7 million as of June 30, 2018 and December 31, 2017, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2018 and 2017:

	For the six months ended June 30, 2018
Quarter Ended	Shares	Amount
June 30, 2018	991,916	$20,000,000
March 31, 2018	741,876	15,000,000

Total Capital Drawdowns	1,733,792	$35,000,000

	For the six months ended June 30, 2017
Quarter Ended	Shares	Amount
June 30, 2017	490,701	$10,000,000
March 31, 2017	744,085	15,000,000

Total Capital Drawdowns	1,234,786	$25,000,000

See accompanying notes

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

At June 30, 2018 and December 31, 2017, CCG LP and its affiliates owned 2.76% and 3.32%, respectively, of the outstanding common shares of the Company.

For the six months ended June 30, 2018, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
June 30, 2018	$3,876,874	$0.37
March 31, 2018	$3,035,614	$0.32

For the six months ended June 30, 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
June 30, 2017	$2,169,823	$0.29
March 31, 2017	$1,994,047	$0.28

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2018 and December 31, 2017, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$2,274,868	$2,971,392	$5,116,935	$6,506,854
Weighted average common shares outstanding	9,902,467	7,446,092	9,357,106	7,095,592
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.23	$0.40	$0.55	$0.92

See accompanying notes

Note 10. Income Taxes

As of June 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$397,026,436

Gross unrealized appreciation	$7,571,978
Gross unrealized depreciation	(7,343,885)

Net unrealized investment appreciation	$228,093

As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$317,447,028

Gross unrealized appreciation	$5,965,295
Gross unrealized depreciation	(4,285,767)

Net unrealized investment appreciation	$1,679,528

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2018 and 2017, relating to the common shares issued through June 30, 2018 and 2017 pursuant to the Subscription Agreements:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Per Share Data:(1)
Net asset value, beginning of period	$20.10	$20.08

Net investment income after tax	0.74	0.59
Net realized and unrealized gains (losses) on investments(2)	(0.19)	0.33

Net increase (decrease) in net assets resulting from operations	0.55	0.92

Distributions declared from net investment income(3)	(0.70)	(0.57)
Offering costs	(0.02)	(0.02)

Total increase (decrease) in net assets	(0.17)	0.33

Net asset value, end of period	$19.93	$20.41
Shares outstanding, end of period	10,341,086	7,613,414
Weighted average shares outstanding	9,357,106	7,095,592
Total return(4)(5)	5.35%	8.96%

Ratio/Supplemental Data:
Net assets, end of period	$206,130,450	$155,377,902
Ratio of total expenses to average net assets(6)(7)	7.64%	7.80%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.19%	3.79%
Ratio of net investment income to average net assets(6)	7.40%	5.94%
Ratio of interest and credit facility expenses to average net assets(5)	3.86%	3.29%
Ratio of incentive fees to average net assets(5)	0.59%	0.87%
Portfolio turnover rate(8)	15.94%	9.04%
Asset coverage ratio(9)	2.07	2.12

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

See accompanying notes

(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 7.65% for the six months ended June 30, 2018. The GACP II investment was made in 2018, and as such, the 2017 ratios were not affected.

(8)	Not annualized.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there has been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2018 and for the six months ended June 30, 2018.

The Company issued common shares and received gross proceeds of approximately $25 million subsequent to June 30, 2018.

See accompanying notes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. In this report, “we,” “us,” “our” and “Company” refer to Crescent Capital BDC, Inc. and its consolidated subsidiaries.

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

See accompanying notes

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

In connection with the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) that date of an initial public offering of the Company’s common stock that results in an unaffiliated public float of at least the lower of (i) $75 million and (ii) 15% of the aggregate capital commitments received by the Company prior to the date of such initial public offering (a “Qualified IPO”) and (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the income incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

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

See accompanying notes

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

We have agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor has agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

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

See accompanying notes

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

As of June 30, 2018 and December 31, 2017, our portfolio at fair value was comprised of the following:

	June 30, 2018		December 31, 2017
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$255.4	57.9%	$212.0	62.2%
Unitranche	66.6	15.1	42.5	12.5
Senior secured second-lien	76.6	17.4	70.7	20.7
Unsecured	5.5	1.3	5.6	1.7
Equity	36.6	8.3	9.9	2.9

Total investments	$440.7	100.0%	$340.7	100.0%

(1)	Includes unfunded commitments at fair value of $43.5 million and $21.6 million as of June 30, 2018 and December 31, 2017, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2018 and June 30, 2017, and for the six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$40.5	37.7%	$11.4	36.5%
Unitranche	32.8	30.6	—	—
Senior secured second-lien	7.4	6.9	16.0	51.0
Unsecured	—	—	—	—
Equity	26.7	24.8	3.9	12.5

Total investment commitments	$107.4	100.0%	$31.3	100.0%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$86.3	56.2%	$56.4	60.2%
Unitranche	32.8	21.4	—	—
Senior secured second-lien	7.8	5.1	31.3	33.4
Unsecured	0.0	0.0	0.6	0.7
Equity	26.7	17.3	5.3	5.7

Total investment commitments	$153.6	100.0%	$93.6	100.0%

For the three months ended June 30, 2018, we had principal repayments of $22.5 million. For this period, we had sales of securities in one portfolio company aggregating approximately $0.9 million in net proceeds. For the three months ended June 30, 2018, we had a net of unfunded commitments portfolio increase of $70.5 million aggregate principal amount (amortized cost).

For the three months ended June 30, 2017, we had principal repayments of $7.4 million. For this period, we had sales of securities in four portfolio companies aggregating approximately $2.9 million in net proceeds. For the three months ended June 30, 2017, we had a net of unfunded commitments portfolio increase of $22.1 million aggregate principal amount (amortized cost).

See accompanying notes

For the six months ended June 30, 2018, we had principal repayments of $52.5 million. For this period, we had sales of securities in five portfolio companies aggregating approximately $2.4 million in net proceeds. For the six months ended June 30, 2018, we had a net of unfunded commitments portfolio increase of $79.8 million aggregate principal amount (amortized cost).

For the six months ended June 30, 2017, we had principal repayments of $15.6 million. For this period, we had sales of securities in twelve portfolio companies aggregating approximately $7.8 million in net proceeds. For the six months ended June 30, 2017, we had a net of unfunded commitments portfolio increase of $66.9 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Weighted average total yield to maturity of debt and income producing securities (at fair value)	8.5%	8.0%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.6%	8.3%
Weighted average interest rate of debt and income producing securities	8.2%	7.9%
Percentage of debt bearing a floating rate	92.9%	91.3%
Percentage of debt bearing a fixed rate	7.1%	8.7%
Number of portfolio companies	80	80

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$432.7	98.2%	$338.9	100.0%
Non-accrual	7.9	1.8	—	—

Total assets	$440.6	100.0%	$338.9	100.0%

(1)	Includes unfunded commitments at cost of $43.6 million and $21.7 million as of June 30, 2018 and December 31, 2017, respectively.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. See Note 2 to the consolidated financial statements included in Part I, Item 1 of this 10-Q for more information on the accounting policies.

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

See accompanying notes

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2018 and December 31, 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2018 (1)		December 31, 2017 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$11.8	2.7%	$0.8	0.3%
2	384.2	87.2	295.5	86.7
3	37.9	8.6	44.4	13.0
4	6.8	1.5	—	—
5	—	—	—	—

Total	$440.7	100.0%	$340.7	100.0%

(1)	Includes unfunded commitments at fair value of $43.5 million and $21.6 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the Company had one investment on non-accrual status, which represented 2.0% and 1.7% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company. The remaining debt investments were performing and current on their interest payments as of June 30, 2018 and December 31, 2017.

See accompanying notes

RESULTS OF OPERATIONS

Operating results for the three months ended June 30, 2018 and June 30, 2017 and for the six months ended June 30, 2018 and June 30, 2017, were as follows:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total investment income	$7,250,952	$5,291,948	$14,061,933	$9,756,672
Less: Total expenses	3,503,981	3,017,321	7,170,869	5,561,115

Net investment income before taxes	$3,746,971	$2,274,627	$6,891,064	$4,195,557
Income and excise taxes	7,600	1,600	6,821	1,689

Net investment income	3,739,371	2,273,027	6,884,243	4,193,868
Net realized gain (loss) on investments (1)	(41,170)	(278,336)	(214,159)	(263,927)
Net unrealized appreciation (depreciation) on investments (1)	(1,397,426)	976,701	(1,558,648)	2,576,913
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(25,907)	—	5,499	—

Net increase in net assets resulting from operations	$2,274,868	$2,971,392	$5,116,935	$6,506,854

(1)	Includes foreign currency transactions and translation.

Investment Income

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Interest from investments	$7,171,832	$5,238,587	$13,850,506	$9,683,379
Dividend Income	—	—	—	—
Other income	79,120	53,361	211,427	73,293

Total	$7,250,952	$5,291,948	$14,061,933	$9,756,672

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $5.2 million for the three months ended June 30, 2017 to $7.2 million for the three months ended June 30, 2018, due to the increase in the size of our portfolio. The average size of our total investment portfolio net of unfunded commitments increased from $272.1 million during the three months ended June 30, 2017 to 361.8 million during the three months ended June 30, 2018. Included in interest from investments for the three months ended June 30, 2018 and 2017 is $0.0 million and $0.0 million, respectively, in prepayment fees and $0.1 million and $0.0 million, respectively, in accelerated accretion of upfront fees. We did not have dividend income for the three months ended June 30, 2018 and June 30, 2017. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $9.7 million for the six months ended June 30, 2017 to $13.9 million for the six months ended June 30, 2018, due to the increase in the size of our portfolio. The average size of our total investment portfolio net of unfunded commitments increased from $190.1 million during the six months ended June 30, 2017 to 346.9 million during the six months ended June 30, 2018. Included in interest from investments for the six months ended June 30, 2018 and 2017 is $0.0 million and $0.0 million, respectively, in prepayment fees and $0.4 million and $0.0 million, respectively, in accelerated accretion of upfront fees. We did not have dividend income for the six months ended June 30, 2018 and June 30, 2017. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

See accompanying notes

Expenses

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Interest and credit facility expenses	$1,956,208	$1,290,790	$3,608,168	$2,336,222
Management fees	795,246	668,292	1,532,998	1,272,519
Income Incentive Fees	—	392,977	554,977	614,535
Directors’ fees	72,500	72,500	145,000	145,000
Professional fees	189,632	176,566	375,080	351,566
Organization expenses	32,452	16,226	56,790	40,564
Other general and administrative expenses	457,943	399,970	897,856	800,709

Total expenses	$3,503,981	$3,017,321	$7,170,869	$5,561,115

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility, Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015, on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $1.3 million for the three months ended June 30, 2017 to $2.0 million for the three months ended June 30, 2018. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $130.9 million for the three months ended June 30, 2017 to $167.5 million for the three months ended June 30, 2018 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.2% for the three months ended June 30, 2017 to 4.1% for the three months ended June 30, 2018.

Interest and credit facility expenses increased from $2.3 million for the six months ended June 30, 2017 to $3.6 million for the six months ended June 30, 2018. This increase was primarily due to an increase 1) in the weighted average debt outstanding from 121.3 million for the six months ended June 30, 2017 to $159.3 million for the six months ended June 30, 2018 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.1% for the six months ended June 30, 2017 to 3.9% for the six months ended June 30, 2018.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.7 million for the three months ended June 30, 2017 to $0.8 million for the three months ended June 30, 2018 due to the increase in total assets, which increased from an average of $285.7 million for the three months ended June 30, 2017 to an average of $374.3 million for the three months ended June 30, 2018. Waived management fees for the three months ended June 30, 2018 and June 30, 2017 were approximately $0.6 million and $0.4 million, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

Management fees, net of waived management fees, increased from $1.3 million for the six months ended June 30, 2017 to $1.5 million for the six months ended June 30, 2018 due to the increase in total assets, which increased from an average of $265.7 million for the six months ended June 30, 2017 to an average of $359.5 million for the six months ended June 30, 2018. Waived management fees for the six months ended June 30, 2018 and June 30, 2017 were approximately $1.0 million and $0.7 million, respectively.

Income incentive fees

Income incentive fees decreased from $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively, to zero and $0.6 million for the three and six months ended June 30, 2018, respectively. The decrease was due to the Advisor agreeing to waive its rights to income incentive fees effective April 1, 2018. For the three and six months ended June 30, 2018, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 0.0% and 7.5% compared to 14.7% and 12.8% for the three and six months ended June 30, 2017. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment

See accompanying notes

Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended June 30, 2018 and June 30, 2017, respectively, while other general and administrative expenses increased from $0.4 million for the three months ended June 30, 2017 to $0.5 million for the three months ended June 30, 2018. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees remained flat at $0.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively, while other general and administrative expenses increased from $0.8 million for the six months ended June 30, 2017 to $0.9 million for the three months ended June 30, 2018. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and six months ended June 30, 2018, we called $20.0 and $35.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three and six months ended June 30, 2017, we called $10.0 million and $25.0 million, respectively, and the Advisor allocated $0.0 million and $0.0 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the three and six months ended June 30, 2017, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2018, the Company incurred an excise tax of $0 and $(779) respectively, of which $0 remained payable. There were no excise tax expenses or payables for the three and six months ended June 30, 2017.

See accompanying notes

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and six months ended June 30, 2018 and June 30, 2017, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Realized losses on investments	$(49,097)	$(281,589)	$(234,477)	$(287,553)
Realized gains on investments	4,901	4,263	15,158	25,620
Realized gains on foreign currency transactions	2,838	(169)	5,168	748
Realized losses on foreign currency transactions	188	(841)	(8)	(2,742)

Net realized gains (losses)	$(41,170)	$(278,336)	$(214,159)	$(263,927)

Change in unrealized depreciation on investments	$(2,654,754)	$133,284	$(3,029,132)	$(72,904)
Change in unrealized appreciation on investments	1,338,509	804,726	1,511,755	2,603,674
Change in unrealized depreciation on foreign currency translation	72,098	23,650	43,711	30,570
Change in unrealized appreciation on foreign currency translation	(153,279)	12,041	(84,982)	15,573

Net unrealized appreciation (depreciation)	$(1,397,426)	$976,701	$(1,558,648)	$2,576,913

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and six months ended June 30, 2018 and June 30, 2017.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had $9.2 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $9.2 million combined with our uncalled capital commitments of $185.7 million, $13.0 million undrawn amount on our Revolving Credit Facility II and $5.7 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

See accompanying notes

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At June 30, 2018, we had received capital commitments totaling $391.7 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered fourteen capital drawdown notices to our investors relating to the issuance of 10,341,086 of our common shares for an aggregate offering of $206.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of June 30, 2018, the Company received all amounts relating to the fourteen capital drawdown notices.

During the three and six months ended June 30, 2018, we issued 5,943 and 10,178 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $119,838 and $205,458. For the three and six months ended June 30, 2017, we issued 1,116 and 1,778 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $22,505 and $35,636.

Debt

Debt consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$119.3	$5.7	$119.3
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	85.0	72.3	13.0	72.0

Total Debt	$210.0	$191.6	$18.7	$191.3

	December 31, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$86.6	$38.4	$86.6
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility (3)(5)	75.0	65.3	9.9	65.1

Total Debt	$200.0	$151.9	$48.3	$151.7

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of June 30, 2018 and December 31, 2017, was $71,959,703 and $65,044,546, respectively.

See accompanying notes

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

Borrowings under the Revolving Credit Facility II bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on June 29, 2018. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019.

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

See accompanying notes

Borrowings under the Revolving Credit Facility bore interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company paid unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest was payable monthly in arrears.

The summary information regarding the SPV Asset Facility, Revolving Credit Facility II, and the Revolving Credit Facility for the three and six months ended June 30, 2018 and June 30, 2017, were as follows:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Borrowing interest expense	$1,716,550	$1,039,257	$3,107,391	$1,859,909
Unused facility fees	42,662	55,556	108,716	107,567
Amortization of upfront commitment fees	158,543	159,494	315,394	299,596
Amortization of deferred financing costs	38,453	36,483	76,667	69,150

Total interest and credit facility expenses	$1,956,208	$1,290,790	$3,608,168	$2,336,222

Weighted average interest rate	4.1%	3.2%	3.9%	3.1%
Weighted average outstanding balance	$167,452,665	$130,888,883	$159,340,902	$121,303,940

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility II and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of June 30, 2018 and December 31, 2017, our asset coverage ratio was 2.07 to 1 and 2.13 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

See accompanying notes

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $44,613,267 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the six months ended June 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2 and $4,850,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

See accompanying notes

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. In connection with the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 7. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the six months ended June 30, 2018, the Advisor allocated to the Company $79,445 of equity offering costs and $56,790 of organization costs, of which $136,235 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2018. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $467,590 of equity offering costs and $334,247 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018, the Company had one investment on non-accrual status, which represented 2.0% and 1.7% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

See accompanying notes

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

As of June 30, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending. In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2018, the Company incurred an excise tax of $0 and $0, respectively, of which $0 remained payable and included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. There were no excise tax expenses or payables for the three and six months ended June 30, 2017.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the six months ended June 30, 2018, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $5,499 related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $211,649 related to the Taxable Subsidiary as of June 30, 2018. There were no deferred tax assets or liabilities related to the Taxable Subsidiary at June 30, 2017.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This standard did not have a material impact on the consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

See accompanying notes

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

As of June 30, 2018, 92.9% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility II and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$12.4	$5.7	$6.7
Up 200 basis points	$8.2	$3.8	$4.4
Up 100 basis points	$4.1	$1.9	$2.2
Down 25 basis points	$(1.0)	$(0.5)	$(0.5)
Down 100 basis points	$(4.1)	$(1.9)	$(2.2)

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

See accompanying notes

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility II. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility II, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2018, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

See accompanying notes

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended June 30, 2018:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	$—	—	—	$4,362,861
May 2018	—	—	—	4,362,861
June 2018	—	—	—	4,362,861

Total	$—	—	—	$4,362,861

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Revolving Credit Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Revolving Credit Agreement on Form 8-K filed on March 28, 2016).

10.9	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

10.10	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (filed herewith).

10.11	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: August 10, 2018	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 10, 2018	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer