Form 10-Q
period 2018-09-30
Crescent Capital BDC, Inc.
filed 2018-11-09
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 9, 2018 was 12,609,898.

CRESENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2018 (Unaudited)	As of December 31, 2017
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $449,697,944 and $317,215,906, respectively)	$449,779,516	$319,126,672
Cash and cash equivalents	11,827,378	8,791,778
Cash denominated in foreign currency (cost of $511,048 and $452,924, respectively)	501,275	479,134
Receivable for investments sold	51,793	11,957
Interest receivable	1,448,285	1,333,277
Prepaid expenses and other assets	55,674	74,357

Total assets	$463,663,921	$329,817,175

Liabilities
Debt (net of deferred financing costs of $1,873,978 and $856,042, respectively)	$202,638,087	$150,847,928
Payable for investments purchased	21,455,133	—
Distributions payable	4,464,640	2,707,232
Management fees payable - affiliate	888,973	734,504
Income incentive fee payable - affiliate	—	504,295
Due to Advisor - affiliate	97,310	38,924
Due to Administrator - affiliate	222,080	232,779
Professional fees payable	391,661	289,899
Directors’ fees payable	61,813	57,063
Interest and other debt financing costs payable	1,366,871	1,018,332
Deferred tax liability	199,875	217,149
Accrued expenses and other liabilities	288,810	369,081

Total liabilities	$232,075,253	$157,017,186

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 11,599,480 and 8,597,116 shares issued and outstanding, respectively)	11,599	8,597
Paid-in capital in excess of par value	230,997,573	170,755,891
Accumulated net realized loss	(636,597)	(455,135)
Accumulated undistributed net investment income	918,069	536,613
Net unrealized appreciation (depreciation) on investments and foreign currency translation, net of deferred taxes	298,024	1,954,023

Total Net Assets	$231,588,668	$172,799,989

Total Liabilities and Net Assets	$463,663,921	$329,817,175

Net asset value per share	$19.97	$20.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income from non-controlled and non-affiliated investments	$8,363,489	$6,164,352	$22,372,435	$15,900,326
Paid-in-kind interest	157,455	21,785	210,442	42,483
Dividend income	202,803	—	202,803	—

Total investment income	8,723,747	6,186,137	22,785,680	15,942,809

Expenses:
Interest and other debt financing costs	2,175,202	1,416,125	5,783,370	3,752,347
Management fees (net of waiver of $724,415, $416,321, $1,768,203 and $1,099,417, respectively)	888,973	710,176	2,421,971	1,982,695
Income incentive fees (net of waiver of $731,150, $0, $1,292,056 and $0, respectively)	—	504,005	554,977	1,118,540
Directors’ fees	72,500	72,500	217,500	217,500
Professional fees	200,097	184,802	575,177	536,368
Organization expenses	40,564	16,226	97,354	56,790
Other general and administrative expenses	471,191	426,276	1,369,047	1,226,985

Total expenses	3,848,527	3,330,110	11,019,396	8,891,225

Net investment income before taxes	4,875,220	2,856,027	11,766,284	7,051,584

Income and excise taxes	880	—	7,701	1,689

Net investment income after taxes	4,874,340	2,856,027	11,758,583	7,049,895

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	—	(87,129)	(219,319)	(349,060)
Net realized gain (loss) on foreign currency transactions	32,697	(514)	37,857	(2,510)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(114,625)	(37,227)	(1,673,273)	2,539,686

Net realized and unrealized gains (losses) on investments	(81,928)	(124,870)	(1,854,735)	2,188,116
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	11,775	(380,145)	17,274	(380,145)

Net increase in net assets resulting from operations	$4,804,187	$2,351,012	$9,921,122	$8,857,866

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.42	$0.30	$0.99	$1.21
Net investment income per share (basic and diluted):	$0.43	$0.36	$1.17	$0.96
Weighted average shares outstanding (basic and diluted):	11,394,307	7,848,043	10,043,636	7,349,165
Distributions declared per share:	$0.38	$0.30	$1.08	$0.87

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$11,758,583	$7,049,895
Net realized loss on investments and foreign currency transactions	(181,462)	(351,570)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(1,673,273)	2,539,686
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	17,274	(380,145)

Net increase in net assets resulting from operations	9,921,122	8,857,866

Distributions to shareholders from:
Net investment income	(11,377,127)	(6,634,449)

Total distributions to shareholders	(11,377,127)	(6,634,449)

Capital transactions:
Issuance of common stock	60,000,000	35,000,000
Issuance of common stock pursuant to dividend reinvestment plan	380,875	63,435
Equity offering costs	(136,191)	(79,445)

Net increase in net assets resulting from capital transactions	60,244,684	34,983,990

Total increase in net assets	58,788,679	37,207,407
Net assets at beginning of period	172,799,989	128,056,028

Net assets at end of period	$231,588,668	$165,263,435

Accumulated undistributed (distributions in excess of) net investment income	$918,069	$365,928

Changes in Shares
Common stock, at beginning of period	8,597,116	6,376,850
Issuance of common stock	2,983,418	1,722,924
Issuance of common stock pursuant to dividend reinvestment plan	18,946	3,142

Common stock, at end of period	11,599,480	8,102,916

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,921,122	$8,857,866

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(211,921,254)	(123,484,975)
Paid-in-kind interest income	(210,442)	(42,483)
Proceeds from sales of investments and principal repayments	80,725,817	42,998,915
Net realized (gain) loss on investments	219,319	349,060
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	1,673,273	(2,539,686)
Amortization of premium and accretion of discount, net	(1,295,478)	(880,170)
Amortization of deferred financing costs	584,661	568,144
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(39,836)	992,402
(Increase) decrease in interest receivable	(115,008)	321,607
(Increase) decrease in prepaid expenses and other assets	18,683	(61,182)
Increase (decrease) in payable for investments purchased	21,455,133	1,995,000
Increase (decrease) in management fees payable - affiliate	154,469	188,309
Increase (decrease) in income incentive fees payable - affiliate	(504,295)	42,468
Increase (decrease) in due to Advisor - affiliate	58,386	11,677
Increase (decrease) in due to Administrator - affiliate	(10,699)	(7,649)
Increase (decrease) in professional fees payable	101,762	154,311
Increase (decrease) in directors’ fees payable	4,750	3,813
Increase (decrease) in interest and credit facility fees and expenses payable	348,539	464,217
Increase (decrease) in deferred tax liability	(17,274)	380,145
Increase (decrease) in accrued expenses and other liabilities	(80,271)	102,583

Net cash provided by (used for) operating activities	(98,928,643)	(69,585,628)

Cash flows from financing activities:
Issuance of common stock	60,000,000	35,000,000
Financing costs paid related to revolving credit facilities	(1,602,598)	(643,712)
Distributions paid	(9,238,844)	(5,850,435)
Equity offering costs	(136,191)	(79,445)
Borrowings on debt	148,000,000	96,000,000
Repayments on debt	(95,000,000)	(52,200,000)

Net cash provided by (used for) financing activities	102,022,367	72,226,408

Effect of exchange rate changes on cash denominated in foreign currency	(35,983)	28,322
Net increase (decrease) in cash, cash equivalents and foreign currency	3,057,741	2,669,102
Cash, cash equivalents and foreign currency, beginning of period	9,270,912	5,119,325

Cash, cash equivalents and foreign currency, end of period	$12,328,653	$7,788,427

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$4,686,246	$2,570,120
Issuance of common stock pursuant to distribution reinvestment plan	$380,875	$63,435
Accrued but unpaid equity offering costs	$56,747	$22,698
Accrued but unpaid distributions	$4,464,640	$2,470,579

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2)	Senior Secured Second Lien	L + 850	(3)	11.08%	05/2025	$9,072,563	$8,793,138	3.5%	$8,029,218
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450	(4)	6.74%	01/2023	4,869,750	4,804,688	2.1	4,869,750
Auto-Vehicle Parts, LLC(2) (5) (6)	Senior Secured First Lien				01/2023	—	(7,664)	—	—
Continental Battery Company(2) (6)	Senior Secured First Lien	L + 450	(4)	6.74%	12/2022	3,234,303	3,173,042	1.4	3,234,303
Continental Battery Company(2)	Senior Secured First Lien	L + 450	(4)	6.74%	12/2022	3,473,750	3,421,478	1.5	3,473,750
Empire Auto Parts, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.82%	09/2024	2,500,000	2,450,475	1.1	2,475,728
Empire Auto Parts, LLC(2) (5) (6)	Senior Secured First Lien				09/2024	—	(7,905)	—	(3,883)
POC Investors, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.89%	11/2021	5,363,828	5,308,055	2.3	5,363,828
POC Investors, LLC(2) (5) (6)	Senior Secured First Lien				11/2021	—	(7,183)	—	—

						28,514,194	27,928,124	11.9	27,442,694

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450	(4)	6.74%	08/2021	3,000,000	3,000,000	1.3	3,020,640
Alion Science and Technology Corporation(2)	Unsecured Debt			11.00%	08/2022	6,542,905	6,400,204	2.8	6,542,905
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 550	(3)	7.89%	12/2021	4,681,310	4,623,913	2.0	4,681,310
Midwest Industrial Rubber(2) (5) (6)	Senior Secured First Lien				12/2021	—	(6,264)	—	—
Potter Electric Signal Company(2) (5) (6)	Senior Secured First Lien				12/2022	—	(4,744)	—	(2,250)
Potter Electric Signal Company(2)	Senior Secured First Lien	L + 450	(7)	7.27%	12/2023	2,537,250	2,509,029	1.1	2,524,564
Potter Electric Signal Company(2) (5) (6)	Senior Secured First Lien				12/2023	—	(7,380)	—	(3,500)

						16,761,465	16,514,758	7.2	16,763,669

Commercial & Professional Services
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(4)	5.49%	07/2021	822,166	822,381	0.3	764,273
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(4)	8.74%	07/2022	500,000	502,086	0.2	425,625
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(3)	7.14%	05/2024	5,307,812	5,285,524	2.0	4,524,910
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (6)	Senior Secured First Lien	L + 625	(3)	8.62%	04/2023	120,000	104,776	0.1	120,000
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625	(3)	8.66%	09/2023	6,057,182	5,933,978	2.6	6,057,182
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625	(3)	8.64%	09/2023	631,068	618,615	0.3	631,068
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5) (6)	Senior Secured First Lien				09/2023	—	(8,500)	—	—
CHA Holdings Inc(2)	Senior Secured First Lien	L + 450	(3)	6.89%	04/2025	4,916,250	4,892,978	2.1	4,953,122
CHA Holdings Inc(2) (5) (6)	Senior Secured First Lien				04/2025	—	(5,006)	—	8,036
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.49%	03/2022	8,909,750	8,780,257	3.8	8,909,750
DFS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien				03/2022	—	(37,283)	—	—
DFS Intermediate Holdings, LLC(2) (6)	Senior Secured First Lien	L + 525	(4)	7.49%	03/2022	1,846,045	1,709,701	0.8	1,846,045
GH Holding Company(2)	Senior Secured First Lien	L + 450	(4)	6.74%	02/2023	1,492,500	1,485,774	0.6	1,492,500

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500	(4)	7.24%	04/2025	$3,990,000	$3,971,027	1.7%	$4,004,962
Hepaco, LLC(2) (6)	Senior Secured First Lien	L + 500	(4)	7.10%	08/2021	333,333	329,733	0.1	333,333
Hepaco, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.24%	08/2022	5,217,500	5,173,300	2.3	5,217,500
Hepaco, LLC(2) (6)	Senior Secured First Lien	L + 500	(4)	7.21%	08/2022	189,142	177,432	0.1	189,142
Jordan Healthcare Inc.(2)	Senior Secured First Lien	L + 600	(3)	8.39%	07/2022	4,072,761	4,039,157	1.8	4,072,761
Jordan Healthcare Inc.(2) (6)	Senior Secured First Lien	L + 600	(3)	8.39%	07/2022	706,988	695,985	0.3	706,988
Jordan Healthcare Inc.(2) (6)	Senior Secured First Lien	L + 600	(3)	8.39%	07/2022	90,000	86,472	—	90,000
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875	(3)	11.14%	03/2025	8,101,633	7,899,644	3.4	7,920,653
MHS Acquisition Holdings, LLC(2) (6)	Senior Secured Second Lien	L + 875	(3)	11.14%	03/2025	466,576	448,020	0.2	443,080
MHS Acquisition Holdings, LLC(2)	Unsecured Debt			13.50%	03/2026	803,957	792,281	0.3	697,083
SavATree, LLC(2)	Senior Secured First Lien	L + 525	(3)	7.64%	06/2022	3,655,875	3,602,479	1.6	3,655,875
SavATree, LLC(2) (5) (6)	Senior Secured First Lien				06/2022	—	(8,072)	—	—
SavATree, LLC(2) (6)	Senior Secured First Lien	L + 525	(3)	7.64%	06/2022	90,773	85,641	—	90,773
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850	(4)	10.62%	11/2024	5,000,000	4,892,092	2.2	5,062,500
USAGM HoldCo LLC(2)	Senior Secured Second Lien			11.00%	07/2023	2,380,952	2,340,844	1.0	2,351,858
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(8)	10.79%	07/2023	10,000,000	9,721,809	4.3	9,935,950
Valet Waste Holdings, Inc.(2)	Senior Secured First Lien				07/2025	15,000,000	14,962,500	6.5	15,075,000
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 550	(4)	7.62%	01/2022	4,974,250	4,905,739	2.2	4,974,250
Xcentric Mold and Engineering Acquisition Company, LLC(2) (6)	Senior Secured First Lien	L + 550	(4)	7.62%	01/2022	393,750	384,626	0.2	393,750

						96,070,263	94,585,990	41.0	94,947,969

Consumer Durables & Apparel
C.F. Stinson, LLC(2)	Senior Secured First Lien	L + 600	(4) (9)	8.00%	06/2021	3,000,000	2,964,322	1.3	3,000,000
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600	(4)	8.24%	06/2023	2,493,750	2,446,627	1.1	2,493,750
EiKo Global, LLC(2) (6)	Senior Secured First Lien	L + 600	(4)	8.24%	06/2023	37,500	29,101	—	37,500

						5,531,250	5,440,050	2.4	5,531,250

Consumer Services
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.25%	09/2022	1,188,000	1,177,809	0.5	1,199,880
Counsel On Call, LLC(2) (6)	Senior Secured First Lien	L + 550	(4)	7.75%	09/2022	285,714	282,365	0.1	289,714
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 550	(4)	7.72%	09/2022	300,000	297,488	0.1	303,000
Iconic Group, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.24%	05/2024	1,346,625	1,333,743	0.6	1,346,625
Iconic Group, Inc.(2) (5) (6)	Senior Secured First Lien				05/2024	—	(2,368)	—	—
Learn-It Systems, LLC(2) (6)	Senior Secured First Lien	L + 425	(4)	6.62%	07/2023	132,353	122,055	0.1	125,598
Learn-It Systems, LLC(2) (5) (6)	Senior Secured First Lien				07/2023	—	(4,337)	—	(2,026)
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 425	(4)	6.49%	07/2023	1,446,375	1,425,349	0.6	1,436,605
New Mountain Learning(2)	Senior Secured First Lien	L + 550	(3)	7.89%	03/2024	1,850,000	1,815,647	0.8	1,826,143

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
New Mountain Learning(2) (5) (6)	Senior Secured First Lien				03/2024	$—	$(10,911)	—%	$(7,737)
New Mountain Learning(2) (6)	Senior Secured First Lien	L + 550	(4)	7.74%	03/2024	375,000	365,908	0.2	368,552
NS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.24%	09/2021	3,276,601	3,237,763	1.4	3,277,953
NS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien				09/2021	—	(2,619)	—	103
Oncourse Learning Corporation(2)	Senior Secured First Lien	L + 650	(3)	8.89%	09/2021	15,093,943	14,944,937	6.6	15,093,943
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(4)	5.49%	05/2025	3,670,118	3,652,688	1.6	3,696,506
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750	(4)	9.74%	05/2026	7,000,000	6,932,741	3.0	7,078,750
SkillSoft Corporation	Senior Secured First Lien	L + 475	(4)	6.99%	04/2021	967,213	957,700	0.4	921,962
Teaching Strategies LLC(2)	Senior Secured First Lien	L + 600	(3)	8.39%	05/2024	9,351,563	9,129,440	4.0	9,351,563
Teaching Strategies LLC(2) (5) (6)	Senior Secured First Lien				05/2024	—	(14,725)	—	—
United Language Group, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.24%	12/2021	4,427,750	4,351,354	1.9	4,472,028
United Language Group, Inc.(2) (6)	Senior Secured First Lien	L + 500	(4)	7.24%	12/2021	340,000	333,222	0.1	344,000
Vistage Worldwide, Inc.	Senior Secured First Lien	L + 400	(4)	6.15%	02/2025	8,575,905	8,583,424	3.7	8,618,827
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien				12/2023	—	(4,747)	—	—
Wrench Group LLC(2)	Senior Secured First Lien	L + 450	(3)	6.89%	12/2024	4,587,556	4,544,426	2.0	4,587,556
Wrench Group LLC(2)	Senior Secured First Lien	L + 450	(3)	6.83%	12/2024	139,370	137,484	0.1	139,370
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien				12/2024	—	(1,398)	—	—

						64,354,086	63,584,438	27.8	64,468,915

Diversified Financials
Vanguard Holdings Corp.(2) (6)	Senior Secured First Lien	L + 550	(4)	7.74%	09/2023	1,329,583	1,301,074	0.6	1,315,320
Vanguard Holdings Corp.(2) (5) (6)	Senior Secured First Lien				09/2023	—	(14,255)	—	(7,131)
Vanguard Holdings Corp.(2)	Senior Secured First Lien	L + 550	(4)	7.74%	09/2023	11,850,000	11,614,091	5.0	11,732,081

						13,179,583	12,900,910	5.6	13,040,270

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725	(4)	9.49%	10/2022	348,827	339,739	0.1	320,766

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien	L + 575	(3)	8.14%	06/2025	6,912,500	6,874,728	3.0	6,929,781

Health Care Equipment & Services
Ameda, Inc.(2)	Senior Secured First Lien	L + 650	(4)	8.74%	09/2022	2,623,500	2,583,571	1.1	2,567,633
Ameda, Inc.(2) (6)	Senior Secured First Lien	L + 650	(4)	8.74%	09/2022	187,500	183,084	0.1	181,112
Beaver-Visitec International, Inc.(2) (10)	Senior Secured First Lien	L + 400	(3)	6.39%	08/2023	11,389,337	11,324,759	4.9	11,446,284
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(3)	6.58%	07/2021	362,415	364,063	0.1	341,757
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 575	(4)	7.99%	01/2022	13,462,250	13,250,016	5.9	13,596,872
Centauri Health Solutions, Inc.(2) (6)	Senior Secured First Lien	L + 575	(4)	7.99%	01/2022	787,500	773,492	0.3	803,250
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725	(4)	9.48%	07/2024	5,735,294	5,596,753	2.5	5,735,294
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.24%	10/2022	1,683,000	1,658,446	0.7	1,699,830

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GrapeTree Medical Staffing, LLC(2) (5) (6)	Senior Secured First Lien				10/2022	$—	$(6,379)	—%	$4,500
Ivory Merger Sub, Inc.	Senior Secured First Lien	L + 350	(3)	5.84%	03/2025	8,942,065	8,942,494	3.8	8,891,766
MDVIP, Inc.	Senior Secured First Lien				11/2024	6,492,633	6,492,633	2.8	6,525,096
MDVIP, Inc.(2)	Senior Secured Second Lien	L + 800	(4)	10.17%	11/2025	5,333,333	5,173,208	2.4	5,440,000
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000	(3)	12.59%	10/2023	4,307,480	4,176,050	1.8	4,234,654
Onex Carestream Finance LP(10)	Senior Secured First Lien	L + 400	(4)	6.24%	06/2019	214,464	214,522	0.1	214,642
Onex Carestream Finance LP(10)	Senior Secured Second Lien	L + 850	(4)	10.74%	12/2019	153,081	153,081	0.1	152,813
Professional Physical Therapy(2)	Senior Secured First Lien	L + 750 PIK	(3)	9.69%	12/2022	8,347,138	7,877,548	3.1	7,075,034
PT Network, LLC(2) (6)	Senior Secured First Lien	P + 450	(11)	9.50%	11/2021	200,000	198,734	0.1	191,848
PT Network, LLC(2) (5) (6)	Senior Secured First Lien				11/2021	—	(4,351)	—	(37,704)
PT Network, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.84%	11/2021	4,698,827	4,684,031	2.0	4,603,062
Smile Doctors LLC(2) (6)	Senior Secured First Lien	L + 600	(3)	8.33%	10/2022	57,042	56,155	—	63,208
Smile Doctors LLC(2)	Senior Secured First Lien	L + 600	(3)	8.39%	10/2022	3,213,306	3,175,631	1.4	3,277,572
Smile Doctors LLC(2) (6)	Senior Secured First Lien	L + 600	(3)	8.09%	10/2022	95,695	90,717	0.1	136,810
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 450	(3)	6.64%	01/2024	2,133,875	2,124,321	0.9	2,133,875
Upstream Rehabilition, Inc.(2) (6)	Senior Secured First Lien	L + 450	(4)	6.65%	01/2024	20,000	19,124	—	20,000

						80,439,735	79,101,703	34.2	79,299,208

Household & Personal Products
Paris Presents Incorporated(2)	Senior Secured First Lien	P + 400	(11)	9.25%	12/2020	—	30	—	—
Tranzonic(2)	Senior Secured First Lien	L + 475	(4)	6.98%	03/2023	3,179,348	3,150,357	1.4	3,179,348
Tranzonic(2) (5) (6)	Senior Secured First Lien				03/2023	—	(4,933)	—	—

						3,179,348	3,145,454	1.4	3,179,348

Insurance
Integro Parent Inc.(2)	Senior Secured First Lien	L + 575	(3)	8.06%	10/2022	486,392	480,417	0.2	487,608
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925	(3)	11.56%	10/2023	2,915,493	2,873,282	1.2	2,900,915
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925	(3)	11.59%	10/2023	380,282	375,454	0.2	378,381

						3,782,167	3,729,153	1.6	3,766,904

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(4)	5.74%	08/2021	960,422	962,582	0.4	968,427
Maroon Group, LLC (2)	Senior Secured First Lien	L + 600	(3)	8.39%	08/2022	2,443,868	2,421,327	1.1	2,443,868
Maroon Group, LLC (2) (6)	Senior Secured First Lien	L + 600	(3)	8.32%	08/2022	42,000	38,818	—	42,000
Maroon Group, LLC (2) (5) (6)	Senior Secured First Lien				08/2022	—	(11,364)	—	—

						3,446,290	3,411,363	1.5	3,454,295

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325	(4)	5.49%	09/2021	967,864	968,397	0.3	730,132
Tribune Media Company(10)	Senior Secured First Lien	L + 300	(4)	5.24%	12/2020	155,650	156,000	0.1	156,477

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Vivid Seats Ltd.(2)	Senior Secured Second Lien	L + 875	(4)	10.99%	06/2025	$540,540	$512,283	0.2%	$551,352

						1,664,054	1,636,680	0.6	1,437,961

Pharmaceuticals, Biotechnology & Life Sciences
Amyris, Inc.(2) (10)	Senior Secured First Lien	P + 625	(11)	11.25%	07/2021	5,000,000	4,952,466	2.2	5,000,000
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 500	(8)	7.45%	02/2023	3,237,489	3,192,848	1.4	3,237,489
Trinity Partners, LLC(2) (5) (6)	Senior Secured First Lien				02/2023	—	(7,906)	—	—

						8,237,489	8,137,408	3.6	8,237,489

Retailing
Slickdeals Holdings, LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(18,784)	—	—
Slickdeals Holdings, LLC(2)	Senior Secured First Lien	L + 625	(3)	8.58%	06/2024	10,881,837	10,594,355	4.7	10,881,837
Strategic Partners, Inc.(2)	Senior Secured First Lien	L + 375	(4)	5.99%	06/2023	6,402,947	6,390,676	2.8	6,426,957

						17,284,784	16,966,247	7.5	17,308,794

Software & Services
Ansira Partners, Inc.(2)	Senior Secured First Lien	L + 575	(4)	7.99%	12/2022	6,954,216	6,902,354	3.0	6,936,831
Ansira Partners, Inc.(2) (6)	Senior Secured First Lien	L + 575	(4)	7.99%	12/2022	236,727	231,333	0.1	234,342
Avaap USA LLC(2)	Senior Secured First Lien	L + 475	(4)	6.99%	03/2023	1,840,750	1,807,256	0.8	1,840,750
Avaap USA LLC(2) (5) (6)	Senior Secured First Lien				03/2023	—	(3,130)	—	—
Avaap USA LLC(2) (6)	Senior Secured First Lien	L + 475	(4)	6.99%	03/2023	61,250	54,990	—	61,250
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.49%	08/2023	10,444,500	10,290,241	4.6	10,548,945
C-4 Analytics, LLC(2) (5) (6)	Senior Secured First Lien				08/2023	—	(8,559)	—	6,000
List Partners, Inc.(2)	Senior Secured First Lien	L + 500	(3)	7.39%	01/2023	3,726,875	3,660,728	1.6	3,764,144
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien				01/2023	—	(7,674)	—	4,500
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien				01/2023	—	(4,050)	—	9,500
Mediaocean LLC	Senior Secured First Lien	L + 425	(4)	6.50%	08/2022	8,393,212	8,346,856	3.6	8,435,177
Merrill Communications, LLC	Senior Secured First Lien	L + 525	(3)	7.59%	06/2022	438,938	439,904	0.2	443,602
SMS Systems Maintenance Services, Inc.(2) (12)	Senior Secured Second Lien				10/2024	4,703,478	4,443,207	1.6	3,696,934
SMS Systems Maintenance Services, Inc.(2) (12)	Senior Secured Second Lien				10/2024	9,015,000	8,534,747	2.8	6,580,950
Transportation Insight, LLC(2) (6)	Senior Secured First Lien	L + 450	(4)	6.74%	08/2024	112,500	108,064	0.1	110,250
Transportation Insight, LLC(2) (5) (6)	Senior Secured First Lien				08/2024	—	(21,196)	—	(10,750)
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 450	(4)	6.74%	08/2024	2,900,000	2,871,342	1.3	2,885,500
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(3,793)	—	—
Winxnet Holdings LLC(2)	Senior Secured First Lien	L + 600	(4)	8.24%	06/2023	1,995,000	1,956,795	0.9	1,995,000
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(7,588)	—	—
Zoom Information, Inc.(2)	Senior Secured First Lien	L + 600	(3) (9)	8.39%	08/2022	16,600,000	16,241,393	7.2	16,766,000

						67,422,446	65,833,220	27.8	64,308,925

Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050	(3)	12.89%	02/2025	2,635,052	2,526,238	1.0	2,382,610

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.24%	10/2022	$3,291,501	$3,267,858	1.4%	$3,291,501
Pilot Air Freight, LLC(2) (6)	Senior Secured First Lien	L + 500	(4)	7.24%	10/2022	1,223,789	1,223,789	0.5	1,223,789
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien				07/2024	—	(5,814)	—	—
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.24%	07/2024	2,194,500	2,183,805	1.0	2,194,500
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien				07/2024	—	(484)	—	—

						6,709,790	6,669,154	2.9	6,709,790

Total Debt Investments United States						$426,473,323	$419,325,357	181.1%	$419,530,638

Equity Investments
Automobiles & Components
AP Centric(2) (13)	Common Stock					927	927,437	0.3	603,342

Capital Goods
Alion Science and Technology Corporation(2) (13)	Common Stock					745,504	766,483	0.3	820,054

Commercial & Professional Services
MHS Acquisition Holdings, LLC(2) (13)	Common Stock					913	912,639	0.2	457,076
TecoStar Holdings, Inc.(2) (13)	Common Stock					500,000	500,000	0.3	618,004
Universal Services Equity Investments(2) (13)	Common Stock					1,000,000	1,000,000	0.7	1,533,038
USAGM HoldCo LLC(2) (13)	Common Stock					238,095	238,095	0.1	365,009

						1,739,008	2,650,734	1.3	2,973,127

Consumer Services
Legalshield(2) (13)	Common Stock					527	526,882	0.3	702,118

Diversified Financials
Gacp II LP(2) (6) (10) (13) (14)	Partnership Interest					12,248,978	12,248,978	5.4	12,402,353

Health Care Equipment & Services
ExamWorks Group, Inc.(2) (13)	Common Stock					7,500	750,000	0.5	1,013,461
MDVIP, Inc.(2) (13)	Common Stock					46,807	666,667	0.3	758,990

						54,307	1,416,667	0.8	1,772,451

Insurance
Integro Equity(2) (13)	Common Stock					4,468	454,072	0.2	580,832

Media
Vivid Seats Ltd.(2) (13)	Common Stock					608,108	608,108	0.3	806,808
Vivid Seats Ltd.(2) (13)	Preferred Stock					1,891,892	1,891,892	1.0	2,203,059

						2,500,000	2,500,000	1.3	3,009,867

Retailing
Slickdeals Holdings, LLC(2) (13)	Common Stock					109	1,090,911	0.5	1,240,383

Software & Services
SMS Systems Maintenance Services, Inc.(2) (13)	Common Stock					1,142,789	1,144,520	—	—

Technology Hardware & Equipment
Onvoy, LLC(2) (13)	Common Stock, Class A					3,649	364,948	0.1	228,172
Onvoy, LLC(2) (13)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.1	228,172

Total Equity Investments United States						$18,442,802	$24,091,632	10.5%	$24,332,699

Total United States							$443,416,989	191.6%	$443,863,337

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(10)	Senior Secured First Lien	L + 475	(15)	4.75%	04/2023	€$1,994,499	$2,094,198	1.0%	$2,315,637

Total Debt Investments France						€1,994,499	$2,094,198	1.0%	$2,315,637

Total France							$2,094,198	1.0%	$2,315,637

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited(2) (10)	Senior Secured First Lien	L + 650, 0.50	%(16)	7.68%	07/2022	£1,987,392	3,017,642	1.1	2,591,658
CB-SDG Limited(2) (6) (10)	Senior Secured First Lien	L + 650, 0.50	%(16)	7.68%	07/2022	773,654	1,169,115	0.5	1,008,884

Total Debt Investments United Kingdom						£2,761,046	$4,186,757	1.6%	$3,600,542

Total United Kingdom							$4,186,757	1.6%	$3,600,542

Total Investments							$449,697,944	194.2%	$449,779,516

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $231,588,668 as of September 30, 2018.

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

(3)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2018 was 2.40%. For some of these loans, the interest rate is based on the last reset date.

(4)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2018 was 2.26%. For some of these loans, the interest rate is based on the last reset date.

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

(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of September 30, 2018 was 2.92%. For some of these loans, the interest rate is based on the last reset date.

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2018 was 2.31%. For some of these loans, the interest rate is based on the last reset date.

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

(11)	The interest rate on these loans is subject to the U.S. Prime rate, which as of September 30, 2018 was 5.25%.

(12)	The investment is on non-accrual status as of September 30, 2018.

(13)	Non-income producing security.

(14)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(15)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of September 30, 2018 was (0.32)%. For some of these loans, the interest rate is based on the last reset date.

(16)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of September 30, 2018 was 0.80%. For some of these loans, the interest rate is based on the last reset date.

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

September 30, 2018 (Unaudited)

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

Investments in investment companies are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment company, which is net of management and incentive fees or allocations charged by the investment company and is in accordance with the “practical expedient”, as defined by ASC 820. NAVs received by, or on behalf of, management of each investment company are based on the fair value of the investment company’s underlying investments in accordance with policies established by management of each investment company, as described in each of their financial statements and offering memorandum. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

The Company has invested in Great American Capital Partners II LP (“GACP II”) which is an investment company and measured using the net asset value per share as a practical expedient for fair value. GACP II has a fiscal year end as of December 31, and the Company accounts for its investments in GACP II using a three-month lag due to the timing of financial information received from the investments held by GACP II. The investment in GACP II is not redeemable. As of September 30, 2018 and December 31, 2017, the Company had an unfunded commitment to GACP II of $12,751,023 and $0, respectively.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,967,138 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the nine months ended September 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 7. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of September 30, 2018 and December 31, 2017, there were $1,873,978 and $856,042, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018, the Company had one investment on non-accrual status, which represented 2.9% and 2.3% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The fees for services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to the portfolio companies. The Company may also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized; such amounts are accreted or amortized into income over the life of the loan. Fees for providing managerial assistance to the portfolio companies are generally non-recurring and are recognized as revenue when services are provided.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2018, the Company expensed an excise tax of $80 and $80, respectively, of which $0 remained payable. There were no excise tax expenses or payables for the three and nine months ended September 30, 2017.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2018, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $11,775 and $17,274 related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $199,875 related to the Taxable Subsidiary as of September 30, 2018. For the three and nine months ended September 30, 2017, the Company recognized a benefit/(provision) for income taxes on unrealized appreciation/(depreciation) on investments of $(380,145) and $(380,145) related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $380,145 related to the Taxable Subsidiary as of September 30, 2017.

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

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure for Fair Value Measurement” which modifies disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance to the Company.

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

For the three and nine months ended September 30, 2018, the Company incurred administrative services expenses of $161,148 and $491,240, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $222,080 was payable at September 30, 2018. For the three and nine months ended September 30, 2017, the Company incurred administrative services expenses of $141,590 and $424,769, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $146,754 was payable at September 30, 2017.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB have an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and nine months ended September 30, 2018, the Company incurred expenses of $205,547 and $573,160, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $205,535 was payable at September 30, 2018. For the three and nine months ended September 30, 2017, the Company incurred expenses of $170,238 and $494,247, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $169,968 was payable at September 30, 2017.

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

For the three and nine months ended September 30, 2018, the Company incurred management fees, which are net of waived amounts, of $888,973 and $2,421,971, respectively, of which $888,973 was payable at September 30, 2018. For the three and nine months ended September 30, 2017, the Company incurred management fees, which are net of waived amounts, of $710,176 and $1,982,695, respectively, of which $710,175 was payable at September 30, 2017.

The Advisor has voluntarily waived its right to receive management fees on the investment in GACP II for any period in which GACP II remains in the investment portfolio. For the three and nine months ended September 30, 2018, management fees of $21,884 and $31,934, respectively, were waived attributable to the Company’s investment in GACP II.

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

At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the Commitment Period. The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the income incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

Upon a Qualified IPO and the Advisor begins to earn income incentive fees, the Advisor will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investment in GACP II.

For the three and nine months ended September 30, 2018, the Company incurred income incentive fees, which are net of waived amounts, of $0 and $554,977, respectively, of which $0 was payable at September 30, 2018. For the three and nine months ended September 30, 2017, the Company incurred income incentive fees of $504,005 and $1,118,540, respectively, of which $504,005 was payable at September 30, 2017.

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

At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the deadline to consummate a Qualified IPO (the “Qualified IPO Deadline”). The Qualified IPO Deadline was extended to June 30, 2022. In exchange for the Qualified IPO Deadline extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the capital gain incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

No capital gains incentive fees were incurred for the nine months ended September 30, 2018 and 2017.

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

Directors’ Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended September 30, 2018, the Company recorded directors’ fees of $72,500 and $217,500, respectively, of which $61,813 was payable at September 30, 2018. For the three and nine months ended September 30, 2017, the Company recorded directors’ fees of $72,500 and $217,500, respectively, of which $52,188 was payable at September 30, 2017.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of September 30, 2018 and December 31, 2017, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at September 30, 2018 and December 31, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$342,519,150	$344,905,292	$2,386,142
Senior Secured Second Lien	75,894,677	73,301,537	(2,593,140)
Unsecured Debt	7,192,485	7,239,988	47,503
Preferred Stock	1,891,892	2,203,059	311,167
Common Stock & Other	22,199,740	22,129,640	(70,100)

Total Investments	$449,697,944	$449,779,516	$81,572

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$230,985,313	$233,486,423	$2,501,110
Senior Secured Second Lien	70,727,664	70,064,245	(663,419)
Unsecured Debt	5,562,528	5,641,565	79,037
Preferred Stock	1,891,892	2,011,108	119,216
Common Stock & Other	8,048,509	7,923,331	(125,178)

Total Investments	$317,215,906	$319,126,672	$1,910,766

The industry composition of investments at fair value at September 30, 2018 and December 31, 2017 is as follows:

Industry	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
Automobiles & Components	$28,046,036	6.24%	$18,849,183	5.91%
Capital Goods	17,583,723	3.90	17,096,221	5.36
Commercial & Professional Services	97,921,096	21.77	70,309,935	22.03
Consumer Durables & Apparel	5,531,250	1.23	3,030,000	0.95
Consumer Services	65,171,033	14.49	32,380,725	10.15
Diversified Financials	25,442,623	5.66	3,531,247	1.11
Energy	320,766	0.07	311,446	0.10
Food & Staples Retailing	6,929,781	1.54	7,337,663	2.30
Food, Beverage & Tobacco	—	—	736,837	0.23
Health Care Equipment & Services	81,071,659	18.02	72,937,130	22.85
Household & Personal Products	3,179,348	0.71	2,225,440	0.70
Insurance	4,347,736	0.97	3,659,282	1.15
Materials	3,454,295	0.77	2,669,277	0.84
Media	4,447,828	0.99	5,994,211	1.88
Pharmaceuticals, Biotechnology & Life Sciences	8,237,489	1.83	—	—
Real Estate	—	—	426,596	0.13
Retailing	18,549,177	4.12	7,328,350	2.29
Software & Services	67,909,467	15.10	61,214,515	19.18
Technology Hardware & Equipment	4,926,419	1.10	4,992,098	1.56
Transportation	6,709,790	1.49	4,096,516	1.28

Total Investments	$449,779,516	100.00%	$319,126,672	100.00%

The geographic composition of investments at fair value at September 30, 2018 and December 31, 2017 is as follows:

Geographic Region	Fair Value	Percentage of Fair Value	Fair Value	Percentage of Fair Value
United States	$443,863,337	98.68%	$313,187,359	98.14%
United Kingdom	3,600,542	0.80	3,556,293	1.11
France	2,315,637	0.52	2,383,020	0.75

Total Investments	$449,779,516	100.00%	$319,126,672	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2018:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$61,825,340	$283,079,952	$344,905,292
Senior Secured Second Lien	—	17,593,138	55,708,399	73,301,537
Unsecured Debt	—	—	7,239,988	7,239,988
Preferred Stock	—	—	2,203,059	2,203,059
Common Stock	—	—	9,727,287	9,727,287

Subtotal	$—	$79,418,478	$357,958,685	$437,377,163

Investment Measured at NAV (1)				12,402,353

Total Investments				$449,779,516

(1) In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2018 based off of the fair value hierarchy at September 30, 2018:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2018	$153,914,784	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490
Amortized discounts/premiums	795,904	243,015	16,164	-	-	1,055,083
Paid in-kind interest	133,635	-	76,807	-	-	210,442
Net realized gain (loss)	(85,063)	(6,245)	-	-	-	(91,308)
Net change in unrealized appreciation (depreciation)	1,043,369	(1,929,108)	(31,533)	191,951	(98,296)	(823,617)
Purchases	162,306,959	14,933,301	1,536,985	-	1,902,252	180,679,497
Sales/return of capital/principal repayments/paydowns	(51,508,793)	(15,652,247)	-	-	-	(67,161,040)
Transfers in	16,479,157	11,487,981	-	-	-	27,967,138
Transfers out	-	-	-	-	-	-

Balance as of September 30, 2018	$283,079,952	$55,708,399	$7,239,988	$2,203,059	$9,727,287	$357,958,685

Net change in unrealized appreciation (depreci\ation) from investments still held as of September 30, 2018	$1,899,971	$(1,837,606)	$(31,533)	$191,951	$(98,296)	$124,487

During the nine months ended September 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,967,138 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

During the nine months ended September 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$232,115,958	Discounted Cash Flows	Discount Rate	0.0%-13.2%(8.2%)

	$50,963,994	Broker Quoted	Broker Quote	N/A

Senior Secured Second Lien	$47,366,602	Discounted Cash Flows	Discount Rate	7.2%-17.3%(12.4%)

	$8,341,797	Broker Quoted	Broker Quote	N/A

Unsecured Debt	$7,239,988	Discounted Cash Flows	Discount Rate	11.0%-16.6%(11.5%)

Preferred Stock	$2,203,059	Market Multiple	Comparable EBITDA Multiple	16.2x

Common Stock	$9,727,287	Market Multiple	Comparable EBITDA Multiple	7.5x-16.2x(12.7x)
Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$153,914,784	Discounted Cash Flows	Discount Rate	5.6%-9.5%(6.9%)

Senior Secured Second Lien	$46,631,702	Discounted Cash Flows	Discount Rate	8.0%-14.3%(11.0%)

Unsecured Debt	$5,641,565	Discounted Cash Flows	Discount Rate	11.0%-14.9%(11.4%)

Preferred Stock	$2,011,108	Market Multiple	Comparable EBITDA Multiple	15.8x

Common Stock	$7,923,331	Market Multiple	Comparable EBITDA Multiple	7.4x-15.8x(11.7x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2018 and December 31, 2017. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of September 30, 2018 and December 31, 2017, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$175,000,000	$119,828,575	$55,171,425	$119,828,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	85,000,000	85,109,591	376,951	84,683,490

Total Debt	$260,000,000	$204,938,166	$55,548,376	$204,512,065

	December 31, 2017
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$125,000,000	$86,628,575	$38,371,425	$86,628,575
Revolving Credit Facility	-	-	-	-
Revolving Credit Facility II(3)(5)	75,000,000	65,309,591	9,955,454	65,075,395

Total Debt	$200,000,000	$151,938,166	$48,326,879	$151,703,970

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between drawn amount and the carrying value is attributable to the effect of foreign currency translation adjustments.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of September 30, 2018 and December 31, 2017, was $84,623,049 and $65,044,546, respectively.

As of September 30, 2018 and December 31, 2017, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017, the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018, the Company further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2021.

The maximum commitment amount under the SPV Asset Facility is $175 million, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the Borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (September 28, 2021) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of September 30, 2018 and December 31, 2017, deferred financing costs related to the SPV Asset Facility were $1,784,971 and $776,117, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Revolving Credit Facility II bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on June 29, 2019.

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on an effective yield basis. As of September 30, 2018 and December 31, 2017, deferred financing costs related to the Revolving Credit Facility II were $89,007 and $79,925, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Borrowing interest expense	$1,958,201	$1,152,097	$5,065,592	$3,012,006
Facility fees	24,401	64,630	133,117	172,197
Amortization of financing costs	192,600	199,398	584,661	568,144

Total	$2,175,202	$1,416,125	$5,783,370	$3,752,347

Weighted average interest rate	4.08%	3.27%	3.99%	3.16%
Average outstanding balance	$190,528,564	$139,727,139	$169,851,030	$127,512,491

Note 7. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2018 and December 31, 2017, the Company had unfunded commitments denominated in USD totaling $50,359,800 and $21,116,031, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £251,138 and £377,841 at September 30, 2018 and December 31, 2017, respectively.

Other Commitments and Contingencies

As of September 30, 2018, the Company had $394.3 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $163.3 million as of September 30, 2018.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the nine months ended September 30, 2018, the Advisor allocated to the Company $136,191 of equity offering costs and $97,354 of organization costs, of which $97,310 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2018. Since June 26, 2015 (Commencement) through September 30, 2018, the Advisor has allocated to the Company $524,337 of equity offering costs and $374,811 of organization costs.

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

Note 8. Stockholders’ Equity

Since commencement, the Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $163.3 million and $220.7 million as of September 30, 2018 and December 31, 2017, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30, 2018
Quarter Ended	Shares	Amount
September 30, 2018	1,249,626	$25,000,000
June 30, 2018	991,916	20,000,000
March 31, 2018	741,876	15,000,000

Total Capital Drawdowns	2,983,418	$60,000,000

	For the nine months ended September 30, 2017
Quarter Ended	Shares	Amount
September 30, 2017	488,138	$10,000,000
June 30, 2017	490,701	10,000,000
March 31, 2017	744,085	15,000,000

Total Capital Drawdowns	1,722,924	$35,000,000

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

At September 30, 2018 and December 31, 2017, CCG LP and its affiliates owned 2.57% and 3.32%, respectively, of the outstanding common shares of the Company.

For the nine months ended September 30, 2018, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
September 30, 2018	$4,464,639	$0.38
June 30, 2018	$3,876,874	$0.37
March 31, 2018	$3,035,614	$0.32

For the nine months ended September 30, 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
September 30, 2017	$2,470,579	$0.30
June 30, 2017	$2,169,823	$0.29
March 31, 2017	$1,994,047	$0.28

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2018 and December 31, 2017, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$4,804,187	$2,351,012	$9,921,122	$8,857,866
Weighted average common shares outstanding	11,394,307	7,848,043	10,043,636	7,349,165
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.42	$0.30	$0.99	$1.21

Note 10. Income Taxes

As of September 30, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$449,705,259

Gross unrealized appreciation	$8,632,305
Gross unrealized depreciation	(8,558,048)

Net unrealized investment appreciation	$74,257

As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$317,447,028

Gross unrealized appreciation	$5,965,295
Gross unrealized depreciation	(4,285,767)

Net unrealized investment appreciation	$1,679,528

Note 11. Financial Highlights

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017, relating to the common shares issued through September 30, 2018 and 2017 pursuant to the Subscription Agreements:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Per Share Data:(1)
Net asset value, beginning of period	$20.10	$20.08

Net investment income after tax	1.17	0.96
Net realized and unrealized gains (losses) on investments(2)	(0.20)	0.25

Net increase (decrease) in net assets resulting from operations	0.97	1.21

Distributions declared from net investment income(3)	(1.08)	(0.87)
Offering costs	(0.02)	(0.02)

Total increase (decrease) in net assets	(0.13)	0.32

Net asset value, end of period	$19.97	$20.40
Shares outstanding, end of period	11,599,480	8,102,916
Weighted average shares outstanding	10,043,636	7,349,165
Total return(4)(5)	6.32%	7.85%

Ratio/Supplemental Data:
Net assets, end of period	$231,588,668	$165,263,435
Ratio of total expenses to average net assets(6)(7)	7.39%	7.97%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.13%	3.60%
Ratio of net investment income to average net assets(6)	7.93%	6.34%
Ratio of interest and credit facility expenses to average net assets(5)	3.89%	3.37%
Ratio of incentive fees to average net assets(5)	0.37%	1.00%
Portfolio turnover rate(8)	21.92%	15.88%
Asset coverage ratio(9)	2.12	2.18

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable period.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 7.42% for the nine months ended September 30, 2018.The GACP II investment was made in 2018, and as such, the 2017 ratios were not affected.

(8)	Not annualized.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there has been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2018 and for the nine months ended September 30, 2018.

The Company issued common shares and received gross proceeds of approximately $20 million subsequent to September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, our portfolio at fair value was comprised of the following:

	September 30, 2018		December 31, 2017
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$260.1	57.8%	$191.0	59.8%
Unitranche	84.9	18.9	42.5	13.3
Senior secured second-lien	73.3	16.3	70.1	22.0
Unsecured	7.2	1.6	5.6	1.8
Equity & Other	24.3	5.4	9.9	3.1

Total investments	$449.8	100.0%	$319.1	100.0%

(1)	Excludes unfunded commitments at fair value of $50.8 million and $21.6 million as of September 30, 2018 and December 31, 2017, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$54.9	68.0%	$24.4	68.6%
Unitranche	23.5	29.0	9.3	26.2
Senior secured second-lien	2.2	2.7	1.8	5.2
Unsecured	—	—	—	—
Equity & Other	0.2	0.3	0.0	0.0

Total investment commitments	$80.8	100.0%	$35.5	100.0%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$139.0	59.5%	$80.8	62.5%
Unitranche	57.6	24.7	9.3	7.2
Senior secured second-lien	10.0	4.3	33.1	25.7
Unsecured	0.0	0.0	0.6	0.5
Equity & Other	26.9	11.5	5.3	4.1

Total investment commitments	$233.5	100.0%	$129.1	100.0%

For the three months ended September 30, 2018, we had principal repayments of $25.5 million. For this period, we had no sales of securities. For the three months ended September 30, 2018, we had a net of unfunded commitments portfolio increase of $52.7 million aggregate principal amount (amortized cost).

For the three months ended September 30, 2017, we had principal repayments of $16.5 million. For this period, we had sales of securities in three portfolio companies aggregating approximately $3.2 million in net proceeds. For the three months ended September 30, 2017, we had a net of unfunded commitments portfolio increase of $14.2 million aggregate principal amount (amortized cost).

For the nine months ended September 30, 2018, we had principal repayments of $78.0 million. For this period, we had sales of securities in five portfolio companies aggregating approximately $2.4 million in net proceeds. For the nine months ended September 30, 2018, we had a net of unfunded commitments portfolio increase of $132.5 million aggregate principal amount (amortized cost).

For the nine months ended September 30, 2017, we had principal repayments of $32.2 million. For this period, we had sales of securities in fifteen portfolio companies aggregating approximately $10.8 million in net proceeds. For the nine months ended September 30, 2017, we had a net of unfunded commitments portfolio increase of $81.1 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Weighted average total yield to maturity of debt and income producing securities (at fair value)	8.5%	8.0%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.6%	8.3%
Weighted average interest rate of debt and income producing securities	8.2%	7.9%
Percentage of debt bearing a floating rate	92.7%	91.3%
Percentage of debt bearing a fixed rate	7.3%	8.7%
Number of portfolio companies	80	80

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
($ in millions)	Amortized Cost (1)	Percentage	Amortized Cost (1)	Percentage
Performing	$436.7	97.1%	$317.2	100.0%
Non-accrual	13.0	2.9	—	—

Total assets	$449.7	100.0%	$317.2	100.0%

(1)	Excludes unfunded commitments at cost of $50.7 million and $21.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2018 and December 31, 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2018 (1)		December 31, 2017 (1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$10.2	2.3%	$0.8	0.3%
2	393.4	87.4	275.1	86.2
3	35.9	8.0	43.2	13.5
4	10.3	2.3	—	—
5	—	—	—	—

Total	$449.8	100.0%	$319.1	100.0%

(1)	Excludes unfunded commitments at fair value of $50.8 million and $21.6 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the Company had one investment on non-accrual status, which represented 2.9% and 2.3% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

The remaining debt investments were performing and current on their interest payments as of September 30, 2018 and December 31, 2017.

RESULTS OF OPERATIONS

Operating results for the three months ended September 30, 2018 and September 30, 2017 and for the nine months ended September 30, 2018 and September 30, 2017, were as follows:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Total investment income	$8,723,747	$6,186,137	$22,785,680	$15,942,809
Less: Total expenses	3,848,527	3,330,110	11,019,396	8,891,225

Net investment income before taxes	$4,875,220	$2,856,027	$11,766,284	$7,051,584
Income and excise taxes	880	—	7,701	1,689

Net investment income	4,874,340	2,856,027	11,758,583	7,049,895
Net realized gain (loss) on investments (1)	32,697	(87,643)	(181,462)	(351,570)
Net unrealized appreciation (depreciation) on investments (1)	(114,625)	(37,227)	(1,673,273)	2,539,686
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	11,775	(380,145)	17,274	(380,145)

Net increase in net assets resulting from operations	$4,804,187	$2,351,012	$9,921,122	$8,857,866

(1)	Includes foreign currency transactions and translation.

Investment Income

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Interest from investments	$8,364,283	$6,142,354	$22,214,789	$15,825,733
Dividend Income	202,803	—	202,803	—
Other income	156,661	43,783	368,088	117,076

Total	$8,723,747	$6,186,137	$22,785,680	$15,942,809

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $6.1 million for the three months ended September 30, 2017 to $8.4 million for the three months ended September 30, 2018, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $290.2 million during the three months ended September 30, 2017 to 423.4 million during the three months ended September 30, 2018. Included in interest from investments for the three months ended September 30, 2018 and 2017 is $0.0 million and $0.1 million, respectively, in prepayment fees and $0.3 million and $0.3 million, respectively, in accelerated accretion of upfront fees. Dividend income increased from $0.0 million for the three months ended September 30, 2017, to $0.2 million for the three months ended September 30, 2018. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $15.8 million for the nine months ended September 30, 2017 to $22.2 million for the nine months ended September 30, 2018, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $264.4 million during the nine months ended September 30, 2017 to 372.6 million during the nine months ended September 30, 2018. Included in interest from investments for the nine months ended September 30, 2018 and 2017 is $0.0 million and $0.1 million, respectively, in prepayment fees and $0.7 million and $0.4 million, respectively, in accelerated accretion of upfront fees. Dividend income increased from $0.0 million for the nine months ended September 30, 2017, to $0.2 million for the nine months ended September 30, 2018. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Expenses

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Interest and credit facility expenses	$2,175,202	$1,416,125	$5,783,370	$3,752,347
Management fees	888,973	710,176	2,421,971	1,982,695
Income Incentive Fees	—	504,005	554,977	1,118,540
Directors’ fees	72,500	72,500	217,500	217,500
Professional fees	200,097	184,802	575,177	536,368
Organization expenses	40,564	16,226	97,354	56,790
Other general and administrative expenses	471,191	426,276	1,369,047	1,226,985

Total expenses	$3,848,527	$3,330,110	$11,019,396	$8,891,225

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility, Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015, on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $1.4 million for the three months ended September 30, 2017 to $2.2 million for the three months ended September 30, 2018. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $139.7 million for the three months ended September 30, 2017 to $190.5 million for the three months ended September 30, 2018 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.3% for the three months ended September 30, 2017 to 4.1% for the three months ended September 30, 2018.

Interest and credit facility expenses increased from $3.8 million for the nine months ended September 30, 2017 to $5.8 million for the nine months ended September 30, 2018. This increase was primarily due to an increase 1) in the weighted average debt outstanding from 127.5 million for the nine months ended September 30, 2017 to $169.9 million for the nine months ended September 30, 2018 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.2% for the nine months ended September 30, 2017 to 4.0% for the nine months ended September 30, 2018.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.7 million for the three months ended September 30, 2017 to $0.9 million for the three months ended September 30, 2018 due to the increase in total assets, which increased from an average of $304.0 million for the three months ended September 30, 2017 to an average of $435.9 million for the three months ended September 30, 2018. Waived management fees for the three months ended September 30, 2018 and September 30, 2017 were approximately $0.7 million and $0.4 million, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

Management fees, net of waived management fees, increased from $2.0 million for the nine months ended September 30, 2017 to $2.4 million for the nine months ended September 30, 2018 due to the increase in total assets, which increased from an average of $277.0 million for the nine months ended September 30, 2017 to an average of $385.5 million for the nine months ended September 30, 2018. Waived management fees for the nine months ended September 30, 2018 and September 30, 2017 were approximately $1.8 million and $1.1 million, respectively.

Income incentive fees

Income incentive fees decreased from $0.5 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, to zero and $0.6 million for the three and nine months ended September 30, 2018, respectively. The decrease was due to the Advisor agreeing to waive its rights to income incentive fees effective April 1, 2018. For the three and nine months ended September 30, 2018, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 0.0% and 4.5% compared to 15.0% and 13.7% for the three and nine months ended September 30, 2017. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended September 30, 2018 and September 30, 2017, respectively, while other general and administrative expenses increased from $0.4 million for the three months ended September 30, 2017 to $0.5 million for the three months ended September 30, 2018. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees increased from $0.5 million for the nine months ended September 30, 2017 to $0.6 million for the nine months ended September 30, 2018, while other general and administrative expenses increased from $1.2 million for the nine months ended September 30, 2017 to $1.4 million for the nine months ended September 30, 2018. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and nine months ended September 30, 2018, we called $25.0 and $60.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Advisor also allocated $0.1 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three and nine months ended September 30, 2017, we called $10.0 million and $35.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2017, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2018, the Company expensed an excise tax of $80 and $80, respectively, of which $0 remained payable. There were no excise tax expenses or payables for the three and nine months ended September 30, 2017.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and nine months ended September 30, 2018 and September 30, 2017, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Realized losses on investments	$—	$(121,126)	$(234,477)	$(408,679)
Realized gains on investments	0	33,998	15,158	59,618
Realized gains on foreign currency transactions	1,204	327	6,372	1,075
Realized losses on foreign currency transactions	31,493	(842)	31,485	(3,584)

Net realized gains (losses)	$32,697	$(87,643)	$(181,462)	$(351,570)

Change in unrealized depreciation on investments	$(1,165,971)	$(223,945)	$(4,195,104)	$(440,787)
Change in unrealized appreciation on investments	1,071,579	153,194	2,583,333	2,900,807
Change in unrealized depreciation on foreign currency translation	3,112	(54,705)	46,823	(35,239)
Change in unrealized appreciation on foreign currency translation	(23,344)	88,229	(108,325)	114,905

Net unrealized appreciation (depreciation)	$(114,625)	$(37,227)	$(1,673,273)	$2,539,686

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

We did not enter into any interest rate, foreign exchange or other derivative agreements during the three and nine months ended September 30, 2018 and September 30, 2017.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had $12.3 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $12.3 million combined with our uncalled capital commitments of $163.3 million, $0.4 million undrawn amount on our Revolving Credit Facility II and $55.2 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At September 30, 2018, we had received capital commitments totaling $394.3 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered fifteen capital drawdown notices to our investors relating to the issuance of 11,599,480 of our common shares for an aggregate offering of $231.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of September 30, 2018, the Company received all amounts relating to the fifteen capital drawdown notices.

During the three and nine months ended September 30, 2018, we issued 8,768 and 18,946 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $175,417 and $380,875. For the three and nine months ended September 30, 2017, we issued 1,364 and 3,142 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $27,799 and $63,435.

Debt

Debt consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175.0	$119.8	$55.2	$119.8
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	85.0	85.1	0.4	84.7

Total Debt	$260.0	$204.9	$55.6	$204.5

	December 31, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$86.6	$38.4	$86.6
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility (3)(5)	75.0	65.3	9.9	65.1

Total Debt	$200.0	$151.9	$48.3	$151.7

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of September 30, 2018 and December 31, 2017, was $84,623,049 and $65,044,546, respectively.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017 the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018 the Company further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2023.

The maximum commitment amount under the SPV Asset Facility is $175 million, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (September 28, 2023) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Borrowings under the Revolving Credit Facility II bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on June 29, 2019.

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

The summary information regarding the SPV Asset Facility, Revolving Credit Facility II, and the Revolving Credit Facility for the three and nine months ended September 30, 2018 and September 30, 2017, were as follows:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Borrowing interest expense	$1,958,201	$1,152,097	$5,065,593	$3,012,006
Unused facility fees	24,401	64,630	133,117	172,197
Amortization of upfront commitment fees	161,944	160,336	477,338	459,932
Amortization of deferred financing costs	30,656	39,062	107,323	108,212

Total interest and credit facility expenses	$2,175,202	$1,416,125	$5,783,370	$3,752,347

Weighted average interest rate	4.1%	3.3%	4.0%	3.2%
Weighted average outstanding balance	$190,528,564	$139,727,139	$169,851,030	$127,512,491

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility II and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2018 and December 31, 2017, our asset coverage ratio was 2.12 to 1 and 2.13 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,967,138 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the nine months ended September 30, 2017, the Company recorded $0 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 7. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the nine months ended September 30, 2018, the Advisor allocated to the Company $136,191 of equity offering costs and $97,353 of organization costs, of which $233,545 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2018. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $524,337 of equity offering costs and $374,811 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018, the Company had one investment on non-accrual status, which represented 2.9% and 2.3% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

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

As of September 30, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending. In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2018, the Company expensed an excise tax of $80 and $80, respectively, of which $0 remained payable. There were no excise tax expenses or payables for the three and nine months ended September 30, 2017.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2018, the Company recognized a benefit/(provision) for taxes on unrealized appreciation/(depreciation) on investments of $11,775 and $17,274 related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $199,875 related to the Taxable Subsidiary as of September 30, 2018. For the three and nine months ended September 30, 2017, the Company recognized a benefit/(provision) for income taxes on unrealized appreciation/(depreciation) on investments of $(380,145) and $(380,145) related to the Taxable Subsidiary. There is a corresponding deferred tax liability of $380,145 related to the Taxable Subsidiary as of September 30, 2017.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure for Fair Value Measurement” which modifies disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance to the Company.

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

As of September 30, 2018, 92.7% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility II and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$12.5	$6.1	$6.4
Up 200 basis points	$8.3	$4.1	$4.2
Up 100 basis points	$4.2	$2.0	$2.2
Down 25 basis points	$(1.0)	$(0.5)	$(0.5)
Down 100 basis points	$(4.2)	$(2.0)	$(2.2)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility II. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility II, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2018, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended September 30, 2018:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2018	$20.01	13,037.02	—	$4,102,043
August 2018	—	—	—	4,102,043
September 2018	—	—	—	4,102,043

Total	$—	—	—	$4,102,043

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 2, 2015).

10.8	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.9	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 30, 2017).

10.10	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.11	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.12	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (filed herewith)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: November 9, 2018	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 9, 2018	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer