Form 10-K
period 2018-12-31
Crescent Capital BDC, Inc.
filed 2019-03-22
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at March 22, 2019 was 14,705,426.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2019 annual meeting of stockholders are incorporated by reference in Part III.

CRESENT CAPITAL BDC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FOR

YEAR ENDED DECEMBER 31, 2018

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

At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the end of the Commitment Period to the earlier of (i) a Qualified IPO or (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the income incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

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

We are subject to periodic examinations by the SEC for compliance with the 1940 Act.

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

The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to a BDC from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2018, the Company had not yet sought to obtain either approval and, as a result, remained subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act.

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

Above Average Degree of Risk Associated with an Investment in Our Common Stock

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility or loss of principal, than alternative investment options. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

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

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

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

The Initial Closing was June 26, 2015. Additional closings have occurred from time to time since the Initial Closing. As the Company enters into a Subscription Agreement with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Company’s Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share of the Company’s common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses. At December 31, 2018, we had received capital commitments totaling $405.6 million, of which $10.0 million was from CCG LP.

Except as provided below, following June 30, 2020 (such period starting from the Initial Closing, “Commitment Period”), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies within three years from the end of the Commitment Period that, in the aggregate, do not exceed 5% of total commitments, (d) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (e) fund any defaulted commitments. The Commitment Period shall terminate earlier upon a Qualified IPO and investors will be released from any further obligation to purchase additional shares of common stock. The Company reserves the right to conduct new or additional offerings of securities in the future.

At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the end of the Commitment Period to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the income incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

Holders

As of December 31, 2018, there were approximately 68 holders of record of our common stock.

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

The following tables summarize the Company’s dividends declared and payable for the periods ended December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015(1):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 29, 2018	March 30, 2018	April 13, 2018	$0.32	$3,035,614
June 19, 2018	June 20, 2018	July 13, 2018	$0.37	$3,876,874
September 27, 2018	September 28, 2018	October 12, 2018	$0.38	$4,464,639
December 31, 2018	December 31, 2018	January 15, 2019	$0.40	$5,343,316

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 30, 2017	March 31, 2017	April 13, 2017	$0.28	$1,994,047
June 29, 2017	June 30, 2017	July 14, 2017	$0.29	$2,169,823
September 28, 2017	September 29, 2017	October 13, 2017	$0.30	$2,470,579
December 28, 2017	December 29, 2017	January 12, 2018	$0.31	$2,707,232

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 30, 2016	March 31, 2016	April 15, 2016	$0.24	$1,130,001
June 29, 2016	June 30, 2016	July 15, 2016	$0.22	$1,164,992
September 29, 2016	September 30, 2016	October 14, 2016	$0.26	$1,543,640
December 12, 2016	December 13, 2016	December 19, 2016	$0.11	$650,000
December 29, 2016	December 30, 2016	January 13, 2017	$0.27	$1,750,000

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
September 29, 2015	September 30, 2015	October 15, 2015	$0.04	$151,009
December 29, 2015	December 30, 2015	January 15, 2016	$0.23	$924,998

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

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

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, and for the period from February 5, 2015 (Inception) to December 31, 2015 have been derived from our audited consolidated financial statements, which are included in “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

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

	For the years ended			For the period from February 5, 2015 (Inception) to
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015 (1)
Consolidated Statements of Operations Data

Income
Total investment income	$33,295,124	$22,291,677	$13,887,777	$3,302,668
Expenses
Net expenses and income and excise taxes	15,567,285	12,384,112	7,479,618	2,400,667

Net investment income (loss)	$17,727,839	$9,907,565	$6,408,159	$902,001
Net realized gain (loss) on investments—non-controlled/non-affiliated (2)	(545,881)	(345,718)	(83,952)	(73,241)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(8,997,011)	(289,512)	5,444,486	(2,983,802)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	17,406	—	—	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(87,779)	(217,149)	—	—

Net increase (decrease) in net asset resulting from operations	$8,114,574	$9,055,186	$11,768,693	$(2,155,042)

Per Common Share Data
Net asset value	$19.43	$20.10	$20.08	$19.13
Earnings Per Share (3)
Net investment income	1.65	1.31	1.23	0.55
Net realized gain (loss) on investments	(0.05)	(0.04)	(0.01)	(0.05)
Net change in unrealized appreciation (depreciation) on investments	(0.84)	(0.07)	1.05	(1.82)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	0.00	—	—	—
Net increase (decrease) in net assets resulting from operations (basic and diluted)	0.76	1.20	2.27	(1.32)
Per share distributions declared (4)	1.47	1.18	1.10	0.27
From net investment income	1.47	1.18	1.10	0.27
From capital gains	—	—	—	—
From return of capital	—	—	—	—
Dollar amount of distributions declared	16,720,443	9,341,681	6,238,633	1,076,007
From net investment income	16,720,443	9,341,681	6,238,633	1,076,007
From capital gains	—	—	—	—
From return of capital	—	—	—	—

(1)	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Includes foreign exchange translation activity.
(3)	Earnings per share data is divided by the weighted average shares outstanding for the applicable periods.
(4)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$493,341,724	$319,126,672	$217,920,952	$138,068,497
Cash, cash equivalents and foreign currency	10,368,823	9,270,912	5,119,325	4,767,556
Total assets	505,119,956	329,817,175	225,564,977	143,539,305
Debt	237,403,185	151,703,970	94,650,509	54,710,850
Total liabilities	245,541,116	157,017,186	97,508,949	65,953,067
Total net assets	259,578,840	172,799,989	128,056,028	77,586,238

Other Data:
Number of portfolio companies at year end	86	80	95	102
Average funded investments in portfolio companies (at fair value)	$5,736,532	$3,989,083	$2,293,905	$1,278,412

Total return based on net asset value (1)	4.1%	6.0%	10.7%	(3.0)%
Weighted average yield of debt investments at fair value (2)	9.2%	8.0%	7.3%	7.2%
Weighted average yield of debt investments at amortized cost (2)	9.0%	8.3%	7.5%	7.1%

(1)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
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

Leverage

Our financing facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we will only be permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% after such borrowing. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ will depend on our Advisor’s and our Board assessment of market conditions and other factors at the time of any proposed borrowing.

The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to a BDC from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. As of December 31, 2018, the Company had not yet sought to obtain either approval and, as a result, remained subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act.

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

As of December 31, 2018 and 2017, our portfolio at fair value was comprised of the following:

	December 31, 2018		December 31, 2017
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$294.4	59.7%	$191.0	59.8%
Unitranche	84.9	17.2	42.5	13.3
Senior secured second-lien	75.8	15.3	70.1	22.0
Unsecured	7.2	1.5	5.6	1.8
Equity & Other	31.0	6.3	9.9	3.1

Total investments	$493.3	100.0%	$319.1	100.0%

(1)	Excludes unfunded commitments at fair value of $55.4 million and $21.6 million as of December 31, 2018 and 2017, respectively.

The following table shows the asset mix of our new investment commitments for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
($ in millions)	Cost	Percentage	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$183.7	58.3%	$104.6	63.1%	$100.3	69.7%
Unitranche	78.4	24.9	16.3	9.8	19.4	13.5
Senior secured second-lien	22.8	7.2	38.3	23.1	22.3	15.5
Unsecured	1.5	0.5	0.6	0.4	—	—
Equity & Other	28.5	9.1	6.0	3.6	1.9	1.3

Total investments	$314.9	100.0%	$165.8	100.0%	$143.9	100.0%

For the year ended December 31, 2018, we had principal repayments of $106.8 million. For this period, we had sales of securities in five portfolio companies aggregating approximately $3.1 million in net proceeds. For the year ended December 31, 2018, we had a net of unfunded commitments portfolio increase of $183.5 million aggregate principal amount (amortized cost).

For the year ended December 31, 2017, we had principal repayments of $42.8 million. For this period, we had sales of securities in sixteen portfolio companies aggregating approximately $11.3 million in net proceeds. For the year ended December 31, 2017, we had a net of unfunded commitments portfolio increase of $101.0 million aggregate principal amount (amortized cost).

For the year ended December 31, 2016, we had principal repayments of $35.0 million. For this period, we had sales of securities in twenty one portfolio companies aggregating approximately $25.9 million in net proceeds. For the year ended December 31, 2016, we had a net of unfunded commitments portfolio increase of $75.1 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Weighted average total yield to maturity of debt and income producing securities (at fair value)	9.2%	8.0%
Weighted average total yield to maturity of debt and income producing securities (at cost)	9.0%	8.3%
Weighted average interest rate of debt and income producing securities	8.5%	7.9%
Percentage of debt bearing a floating rate	95.2%	91.3%
Percentage of debt bearing a fixed rate	4.8%	8.7%
Number of portfolio companies	86	80

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$488.1	97.5%	$317.2	100.0%
Non-accrual	12.6	2.5	—	—

Total assets	$500.7	100.0%	$317.2	100.0%

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

As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

The remaining debt investments were performing and current on their interest payments as of December 31, 2018 and 2017.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2018 and December 31, 2017. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2018		December 31, 2017
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$4.4	0.9%	$0.8	0.3%
2	441.1	89.4	275.1	86.2
3	40.9	8.3	43.2	13.5
4	6.9	1.4	—	—
5	—	—	—	—

Total	$493.3	100.0%	$319.1	100.0%

As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

The remaining debt investments were performing and current on their interest payments as of December 31, 2018 and 2017.

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2018, 2017, and 2016 were as follows

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Total investment income	$33,295,124	$22,291,677	$13,887,777
Less: Total expenses	15,445,841	12,358,638	7,478,018

Net investment income before taxes	$17,849,283	$9,933,039	$6,409,759
Income and excise taxes	121,444	25,474	1,600

Net investment income	17,727,839	9,907,565	6,408,159
Net realized gain (loss) on investments (1)	(545,881)	(345,718)	(83,952)
Net unrealized appreciation (depreciation) on investments (1)	(8,997,011)	(289,512)	5,444,486
Net unrealized appreciation (depreciation) on foreign currency forward contracts	17,406	—	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(87,779)	(217,149)	—

Net increase in net assets resulting from operations	$8,114,574	$9,055,186	$11,768,693

(1)	Includes foreign exchange translation activity.

Investment Income

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest from investments	$32,062,801	$22,054,029	$13,805,623
Dividend income	590,947	—	—
Other investment income	641,376	237,648	82,154

Total investment income	$33,295,124	$22,291,677	$13,887,777

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $22.1 million for the year ended December 31, 2017 to $32.1 million for the year ended December 31, 2018, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $275.0 million during the year ended December 31, 2017 to $398.2 million during the year ended December 31, 2018. Included in interest from investments for the year ended December 31, 2018 is $0.2 million in prepayment fees and $1.0 million in accelerated accretion of upfront fees. Dividend income increased from zero for the year ended December 31, 2017 to $0.6 million for the year ended December 31, 2018 and relates to our investment in GACP II. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $13.8 million for the year ended December 31, 2016 to $22.1 million for the year ended December 31, 2017, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $183.0 million during the year ended December 31, 2016 to $275.0 million during the year ended December 31, 2017. Included in interest from investments for the year ended December 31, 2017 is $0.1 million in prepayment fees and $0.5 million in accelerated accretion of upfront fees. We did not have dividend income for the year ended December 31, 2017. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Expenses

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest and credit facility expenses	$8,450,514	$5,302,910	$2,706,828
Management fees	3,384,980	2,717,199	1,701,168
Income incentive fees	554,978	1,622,836	525,493
Directors’ fees	290,000	290,000	288,042
Professional fees	759,974	713,672	688,663
Organization expenses	154,143	73,015	73,015
Other general and administrative expenses	1,851,252	1,639,006	1,494,809

Net expenses	$15,445,841	$12,358,638	$7,478,018

Interest and Credit Facility Expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility, Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the Revolving Credit Facility in July 2015, on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $5.3 million for the year ended December 31, 2017 to $8.5 million for the year ended December 31, 2018. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $133.5 million for the year ended December 31, 2017 to $182.3 million for the year ended December 31, 2018 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.2% for the year ended December 31, 2017 to 4.1% for the year ended December 31, 2018.

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

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a Qualified IPO. Management fees, net of waived management fees, increased from $2.7 million for the year ended December 31, 2017 to $3.4 million for the year ended December 31, 2018 due to the increase in total assets, which increased from an average of $287.6 million for year ended December 31, 2017 to an average of $409.4 million for the year ended December 31, 2018. Waived management fees for the years ended December 31, 2018 and December 31, 2017 were approximately $2.6 million and $1.5 million, respectively.

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

Income incentive fees

Income incentive fees decreased from $1.6 million for the year ended December 31, 2017 to $0.6 million for the year ended December 31, 2018. The decrease was due to the Advisor agreeing to waive its rights to income incentive fees effective April 1, 2018. Income incentive fees increased from $0.5 million for the year ended December 31, 2016 to $1.6 million for the year ended December 31, 2017, due to the Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) as of the preceding quarter, exceeding 1.5% per quarter (the hurdle rate). For the year ended December 31, 2018, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 3.0% compared to 14.1% for the year ended December 31, 2017 and 7.6% for the year ended December 31, 2016. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees increased from $0.7 million for the year ended December 31, 2017 to $0.8 million for the year ended December 31, 2018, while other general and administrative expenses increased from $1.6 million for the year ended December 31, 2017 to $1.9 million for the year ended December 31, 2018. Professional fees remained flat at $0.7 million for the years ended December 31, 2017 and December 31, 2016, respectively, while other general and administrative expenses increased from $1.5 million for the year ended December 31, 2016 to $1.6 million for the year ended December 31, 2017. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the year ended December 31, 2018, we called $95.0 million and the Advisor allocated $0.2 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the year ended December 31, 2018, the Advisor also allocated $0.2 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the year ended December 31, 2017, we called $45.0 million and the Advisor allocated $0.1 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the year ended December 31, 2017, the Advisor also allocated $0.1 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2018, the Company expensed an excise tax of $112,001, of which $111,921 remained payable. For the year ended December 31, 2017 the Company expensed an excise tax of $22,985, of which $22,985 remained payable. There were no excise tax expenses or payables for the years ended December 31, 2016.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Realized losses on investments	$(481,806)	$(408,678)	$(470,072)
Realized gains on investments	15,159	65,700	348,383
Realized gains on foreign currency transactions	(77,552)	985	59,738
Realized losses on foreign currency transactions	(1,682)	(3,725)	(22,001)

Net realized gains (losses)	$(545,881)	$(345,718)	$(83,952)

Change in unrealized depreciation on investments	$(11,407,259)	$(2,977,202)	$3,090,088
Change in unrealized appreciation on investments	2,297,197	2,595,811	2,520,264
Change in unrealized depreciation on foreign currency translation	267,298	57,283	(854,220)
Change in unrealized appreciation on foreign currency translation	(154,247)	34,596	688,354
Change in unrealized appreciation on foreign currency forwards	17,406	—	—

Net unrealized appreciation (depreciation)	$(8,979,605)	$(289,512)	$5,444,486

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks. Generally, we do not intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which are in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the year ended December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $7,974,709. We did not enter into any interest rate, foreign exchange or other derivative agreements during the years ended December 31, 2017 and December 31, 2016.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, we had $10.4 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $10.4 million combined with our uncalled capital commitments of $139.6 million, $7.2 million undrawn amount on our Revolving Credit Facility II and $15.4 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At December 31, 2018, we had received capital commitments totaling $405.6 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered seventeen capital drawdown notices to our investors relating to the issuance of 13,358,289 of our common shares for an aggregate offering of $266.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of December 31, 2018, the Company received all amounts relating to the seventeen capital drawdown notices.

During the year ended December 31, 2018, we issued 29,914 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $600,356. During the year ended December 31, 2017, we issued 6,520 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $132,600. During the year ended December 31, 2016, we issued 2,148 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $41,874.

Debt

Debt consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175.0	$159.6	$15.4	$159.6
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	85.0	78.3	7.2	77.8

Total Debt	$260.0	$237.9	$22.6	$237.4

	December 31, 2017
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125.0	$86.6	$38.4	$86.6
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II (3)(5)	75.0	65.3	9.9	65.1

Total Debt	$200.0	$151.9	$48.3	$151.7

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility, and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2018 and 2017, was $77,751,742 and $65,044,546, respectively.

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

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, were as follows:

	For the years ended
	December 31, 2018	December 31, 2017	December 31, 2016
Borrowing interest expense	$7,502,040	$4,308,034	$1,915,615
Unused facility fees	187,364	227,331	182,240
Amortization of upfront commitment fees	642,362	620,269	385,560
Amortization of deferred financing costs	118,748	147,276	223,413

Total interest and credit facility expenses	$8,450,514	$5,302,910	$2,706,828

Weighted average interest rate	4.11%	3.23%	2.45%
Weighted average outstanding balance	$182,328,466	$133,486,128	$78,294,459

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility II and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of December 31, 2018 and December 31, 2017, our asset coverage ratio was 2.08 to 1 and 2.13 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 8. Commitments, Contingencies and Indemnifications to our consolidated financial statements.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,126,293 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the year ended December 31, 2017, the Company recorded $5,197,500 in transfers from Level 3 to Level 2 and $11,793,693 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 8. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the year ended December 31, 2018, the Advisor allocated to the Company $215,636 of equity offering costs and $154,143 of organization costs, of which $136,235 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2018. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $603,782 of equity offering costs and $431,600 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

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

As of December 31, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2018, the Company expensed an excise tax of $112,001, of which $111,921 remained payable. For the year ended December 31, 2017 the Company expensed an excise tax of $22,985, of which $22,985 remained payable. There were no excise tax expenses or payables for the years ended December 31, 2016.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the year ended December 31, 2018, the Company recognized a benefit/(provision) for income taxes of $(87,779) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2018, there is a corresponding net deferred tax liability of $304,928 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $604,402 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and (ii) a deferred tax asset of $299,474 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Taxable Subsidiary.

For the year ended December 31, 2017, the Company recognized a benefit/(provision) for income taxes of $(217,149), which was the net effect of a deferred tax liability of $285,381 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and a deferred tax asset of $68,232 resulting from unrealized depreciation on investments of the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the taxable Subsidiary at December 31, 2016.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure for Fair Value Measurement” which modifies disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

As of December 31, 2018, 95.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility II and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$14.2	$7.1	$7.1
Up 200 basis points	$9.5	$4.7	$4.8
Up 100 basis points	$4.7	$2.4	$2.3
Down 25 basis points	$(1.2)	$(0.6)	$(0.6)
Down 100 basis points	$(4.7)	$(2.4)	$(2.3)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility II, and may borrow in those respective currencies to establish natural hedges against our loans or investments. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility II, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2018, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8 million investment, respectively. Also as of December 31, 2018, we had £5.9 million notional exposure to foreign currency forward contracts related to a £6.1 million investment.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with the custodian, syndication agents and underlying investee companies, or by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, CA March 22, 2019

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of December 31, 2018	As of December 31, 2017
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $500,680,681 and $317,215,906, respectively)	$493,341,724	$319,126,672
Cash and cash equivalents	9,809,812	8,791,778
Cash denominated in foreign currency (cost of $580,874 and $452,924, respectively)	559,011	479,134
Receivable for investments sold	37,427	11,957
Interest receivable	1,334,535	1,333,277
Unrealized appreciation on foreign currency forward contracts	17,406	—
Prepaid expenses and other assets	20,041	74,357

Total assets	$505,119,956	$329,817,175

Liabilities
Debt (net of deferred financing costs of $1,695,193 and $856,042, respectively)	$235,707,992	$150,847,928
Payable for investments purchased	299,570	—
Distributions payable	5,343,316	2,707,232
Management fees payable - affiliate	963,009	734,504
Income incentive fee payable - affiliate	—	504,295
Due to Advisor - affiliate	136,235	38,924
Due to Administrator - affiliate	178,461	232,779
Professional fees payable	254,929	289,899
Directors’ fees payable	62,063	57,063
Interest and other debt financing costs payable	1,849,983	1,018,332
Deferred tax liability	304,928	217,149
Accrued expenses and other liabilities	440,630	369,081

Total liabilities	$245,541,116	$157,017,186

Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 13,358,289 and 8,597,116 shares issued and outstanding, respectively)	13,358	8,597
Paid-in capital in excess of par value	266,023,849	170,755,891
Distributable earnings (accumulated loss)	(6,458,367)	2,035,501

Total Net Assets	$259,578,840	$172,799,989

Total Liabilities and Net Assets	$505,119,956	$329,817,175

Net asset value per share	$19.43	$20.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Investment Income:
Interest income from non-controlled and non-affiliated investments	$32,250,699	$22,226,725	$13,873,168
Paid-in-kind interest	453,478	64,952	14,609
Dividend income	590,947	—	—

Total investment income	33,295,124	22,291,677	13,887,777

Expenses:
Interest and other debt financing costs	8,450,514	5,302,910	2,706,828
Management fees (net of waiver of $2,602,190, $1,548,858 and $1,048,618, respectively)	3,384,980	2,717,199	1,701,168
Income incentive fees (net of waiver of $2,187,445, $0 and $0, respectively)	554,978	1,622,836	525,493
Directors’ fees	290,000	290,000	288,042
Professional fees	759,974	713,672	688,663
Organization expenses	154,143	73,015	73,015
Other general and administrative expenses	1,851,252	1,639,006	1,494,809

Total expenses	15,445,841	12,358,638	7,478,018

Net investment income before taxes	17,849,283	9,933,039	6,409,759

Income and excise taxes	121,444	25,474	1,600

Net investment income after taxes	17,727,839	9,907,565	6,408,159

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on investments	(466,647)	(342,979)	(121,691)
Net realized gain (loss) on foreign currency transactions	(79,234)	(2,739)	37,739
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	(8,997,011)	(289,512)	5,444,486
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	17,406	—	—

Net realized and unrealized gains (losses) on investments	(9,525,486)	(635,230)	5,360,534

Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(87,779)	(217,149)	—

Net increase in net assets resulting from operations	$8,114,574	$9,055,186	$11,768,693

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.76	$1.20	$2.27
Net investment income per share (basic and diluted):	$1.65	$1.31	$1.23
Weighted average shares outstanding (basic and diluted):	10,719,485	7,562,447	5,191,589

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,727,839	$9,907,565	$6,408,159
Net realized loss on investments and foreign currency transactions	(545,881)	(345,718)	(83,952)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	(8,979,605)	(289,512)	5,444,486
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(87,779)	(217,149)	—

Net increase in net assets resulting from operations	8,114,574	9,055,186	11,768,693

Distributions to shareholders	(16,720,443)	(9,341,681)	(6,238,633)
Capital transactions:
Issuance of common stock	95,000,000	45,000,000	45,000,000
Issuance of common stock pursuant to dividend reinvestment plan	600,356	132,600	41,874
Equity offering costs	(215,636)	(102,144)	(102,144)

Net increase in net assets resulting from capital transactions	95,384,720	45,030,456	44,939,730

Total increase in net assets	86,778,851	44,743,961	50,469,790
Net assets at beginning of period	172,799,989	128,056,028	77,586,238

Net assets at end of period	$259,578,840	$172,799,989	$128,056,028

Changes in Shares
Common stock, at beginning of period	8,597,116	6,376,850	4,056,316
Issuance of common stock	4,731,259	2,213,746	2,318,386
Issuance of common stock pursuant to dividend reinvestment plan	29,914	6,520	2,148

Common stock, at end of period	13,358,289	8,597,116	6,376,850

Distributions declared per share:	$1.47	$1.18	$1.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,114,574	$9,055,186	$11,768,693
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(291,155,086)	(154,205,536)	(135,601,867)
Paid-in-kind interest income	(453,478)	(64,952)	(14,609)
Proceeds from sales of investments and principal repayments	109,697,025	54,117,980	60,820,469
Net realized (gain) loss on investments	466,647	342,979	121,691
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	8,997,011	289,512	(5,444,486)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(17,406)	—	—
Amortization of premium and accretion of discount, net	(2,019,883)	(1,166,779)	(413,896)
Amortization of deferred financing costs	761,110	767,545	608,973
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(25,470)	981,769	(993,726)
(Increase) decrease in interest receivable	(1,258)	144,944	(1,048,611)
(Increase) decrease in prepaid expenses and other assets	54,316	(21,604)	2,620
Increase (decrease) in payable for investments purchased	299,570	—	(9,179,625)
Increase (decrease) in management fees payable - affiliate	228,505	212,638	185,686
Increase (decrease) in income incentive fees payable - affiliate	(504,295)	42,758	461,537
Increase (decrease) in due to Advisor - affiliate	97,311	11,677	(19,462)
Increase (decrease) in due to Administrator - affiliate	(54,318)	78,376	(28,949)
Increase (decrease) in professional fees payable	(34,970)	144,045	63,354
Increase (decrease) in directors’ fees payable	5,000	8,688	8,792
Increase (decrease) in interest and credit facility fees and expenses payable	831,651	568,520	343,666
Increase (decrease) in deferred tax liability	87,779	217,149	—
Increase (decrease) in accrued expenses and other liabilities	71,549	89,861	(63,904)

Net cash provided by (used for) operating activities	(164,554,116)	(88,385,244)	(78,423,654)

Cash flows from financing activities:
Issuance of common stock	95,000,000	45,000,000	45,000,000
Financing costs paid related to revolving credit facilities	(1,600,261)	(643,713)	(1,370,578)
Distributions paid	(13,484,003)	(8,251,849)	(5,371,757)
Equity offering costs	(215,636)	(102,144)	(102,144)
Borrowings on debt	223,300,000	149,582,075	121,928,014
Repayments on debt	(137,300,000)	(93,082,075)	(81,300,000)

Net cash provided by (used for) financing activities	165,700,100	92,502,294	78,783,535

Effect of exchange rate changes on cash denominated in foreign currency	(48,073)	34,537	(8,112)
Net increase (decrease) in cash, cash equivalents and foreign currency	1,097,911	4,151,587	351,769
Cash, cash equivalents and foreign currency, beginning of period	9,270,912	5,119,325	4,767,556

Cash, cash equivalents and foreign currency, end of period	$10,368,823	$9,270,912	$5,119,325

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$6,857,753	$3,752,350	$1,605,516
Issuance of common stock pursuant to distribution reinvestment plan	$600,356	$132,600	$41,874
Accrued but unpaid equity offering costs	$79,445	$22,699	$15,889
Accrued but unpaid distributions	$5,343,316	$2,707,232	$1,750,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2)	Senior Secured Second Lien	L + 850(3)	11.41%	05/2025	$9,072,563	$8,800,463	2.9%	$7,607,476
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450(4)	7.01%	01/2023	4,857,500	4,795,943	1.9	4,857,500
Auto-Vehicle Parts, LLC(2) (5) (6)	Senior Secured First Lien			01/2023	—	(7,211)	—	—
Continental Battery Company(2)	Senior Secured First Lien	L + 450(4)	7.02%	12/2022	4,013,625	3,954,779	1.5	4,013,625
Continental Battery Company(2) (5) (6)	Senior Secured First Lien			12/2022	—	(11,755)	—	—
Continental Battery Company(2) (5)	Senior Secured First Lien	L + 450(4)	7.02%	12/2022	2,881,415	2,835,581	1.1	2,881,415
Empire Auto Parts, LLC(2)	Senior Secured First Lien	L + 550(3)	8.25%	09/2024	2,493,750	2,446,027	1.0	2,493,750
Empire Auto Parts, LLC(2) (5) (6)	Senior Secured First Lien			09/2024	—	(7,569)	—	—
POC Investors, LLC(2)	Senior Secured First Lien	L + 550(3)	8.32%	11/2021	6,000,204	5,939,037	2.3	6,000,204
POC Investors, LLC(2) (5) (6)	Senior Secured First Lien			11/2021	—	(6,597)	—	—

					29,319,057	28,738,698	10.7	27,853,970

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450(4)	7.02%	08/2021	3,000,000	3,000,000	1.2	2,998,605
Alion Science and Technology Corporation(2)	Unsecured Debt		11.00%	08/2022	6,542,905	6,407,624	2.5	6,542,905
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 550(3)	8.30%	12/2021	5,467,312	5,404,426	2.1	5,467,312
Midwest Industrial Rubber(2) (5)	Senior Secured First Lien	L + 550(3)	8.32%	12/2021	87,500	81,734	—	87,500
Potter Electric Signal Company(2) (5)	Senior Secured First Lien	P + 350(7)	9.00%	12/2022	78,750	74,289	—	76,500
Potter Electric Signal Company(2)	Senior Secured First Lien	L + 450(8)	7.27%	12/2023	2,530,875	2,503,862	1.0	2,518,220
Potter Electric Signal Company(2) (5) (6)	Senior Secured First Lien			12/2023	—	(6,939)	—	(3,500)

					17,707,342	17,464,996	6.8	17,687,542

Commercial & Professional Services
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(4)	5.77%	07/2021	820,025	820,221	0.3	728,453
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(4)	9.02%	07/2022	500,000	501,967	0.1	396,043
Allied Universal Holdco, LLC(2)	Senior Secured Second Lien	L + 850(4)	11.02%	07/2023	750,000	717,248	0.3	723,460
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475(4)	7.27%	05/2024	5,294,375	5,272,970	1.7	4,341,387
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5)	Senior Secured First Lien	L + 625(3)	9.05%	04/2023	150,000	135,628	0.1	157,500
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625(3)	9.05%	09/2023	6,671,500	6,541,771	2.5	6,738,216
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5) (6)	Senior Secured First Lien			09/2023	—	(8,049)	—	8,500
CHA Holdings, Inc(2)	Senior Secured First Lien	L + 450(3)	7.30%	04/2025	4,903,929	4,881,407	1.9	4,897,799
CHA Holdings, Inc(2) (5) (6)	Senior Secured First Lien			04/2025	—	(4,813)	—	(1,339)
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525(4)	7.77%	03/2022	8,887,200	8,766,354	3.4	8,887,200
DFS Intermediate Holdings, LLC(2) (5)	Senior Secured First Lien	L + 525(4)	7.77%	03/2022	3,618,977	3,529,500	1.4	3,618,977
GH Holding Company(2)	Senior Secured First Lien	L + 450(4)	7.02%	02/2023	1,488,750	1,482,380	0.6	1,488,750

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500(4)	7.52%	04/2025	$7,471,228	$7,435,645	2.8%	$7,368,499
Hepaco, LLC(2) (5) (6)	Senior Secured First Lien			08/2023	—	(3,286)	—	—
Hepaco, LLC(2)	Senior Secured First Lien	L + 475(4)	7.27%	08/2024	5,204,250	5,157,182	2.0	5,204,250
Hepaco, LLC(2) (5)	Senior Secured First Lien	L + 475(4)	7.21%	08/2024	3,433,020	3,392,304	1.3	3,433,020
Jordan Healthcare Inc.(2)	Senior Secured First Lien	L + 550(3)	8.30%	07/2022	4,062,476	4,030,903	1.6	4,062,476
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 550(3)	8.30%	07/2022	705,218	694,965	0.3	705,218
Jordan Healthcare, Inc.(2) (5)	Senior Secured First Lien	L + 550(3)	8.30%	07/2022	90,000	86,709	—	90,000
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875(3)	11.55%	03/2025	8,101,633	7,905,202	2.9	7,605,814
MHS Acquisition Holdings, LLC(2) (5)	Senior Secured Second Lien	L + 875(3)	11.55%	03/2025	466,576	448,746	0.2	402,206
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L +1350 PIK(3)	13.50%	03/2026	624,285	615,675	0.2	540,006
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK(3)	13.50%	03/2026	208,011	205,222	0.1	179,930
SavATree, LLC(2) (5)	Senior Secured First Lien	P + 425(7)	9.75%	06/2022	195,545	190,769	0.1	195,545
SavATree, LLC(2)	Senior Secured First Lien	L + 525(3)	8.05%	06/2022	3,646,625	3,596,594	1.4	3,646,625
SavATree, LLC(2) (5) (6)	Senior Secured First Lien			06/2022	—	(7,518)	—	—
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850(4)	10.89%	11/2024	5,000,000	4,895,359	1.9	5,032,782
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(4)	11.02%	07/2023	10,000,000	9,733,031	3.7	9,525,000
USAGM HoldCo LLC(2)	Senior Secured Second Lien		11.00%	07/2023	2,380,952	2,342,426	0.9	2,296,699
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 400(4)	6.52%	09/2025	14,962,500	14,926,164	5.7	14,700,656
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 550(4)	7.88%	01/2022	4,961,625	4,897,993	1.9	4,986,433
Xcentric Mold and Engineering Acquisition Company, LLC(2) (5)	Senior Secured First Lien	L + 550(4)	7.88%	01/2022	612,500	604,082	0.2	616,000

					105,211,200	103,784,751	39.5	102,576,105

Consumer Durables & Apparel
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600(3)	8.80%	06/2023	2,487,500	2,442,612	0.9	2,487,500
EiKo Global, LLC(2) (5)	Senior Secured First Lien	L + 600(3)	8.80%	06/2023	135,000	127,055	0.1	135,000

					2,622,500	2,569,667	1.0	2,622,500

Consumer Services
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 550(4)	8.03%	09/2022	2,731,125	2,706,868	1.1	2,758,436
Counsel On Call, LLC(2) (5) (6)	Senior Secured First Lien			09/2022	—	(3,134)	—	4,000
Counsel On Call, LLC(2) (5)	Senior Secured First Lien	L + 550(4)	8.03%	09/2022	299,247	295,490	0.1	303,739
Iconic Group, Inc.(2)	Senior Secured First Lien	L + 500(4)	7.51%	05/2024	1,093,661	1,083,587	0.4	1,093,661
Iconic Group, Inc.(2) (5) (6)	Senior Secured First Lien			05/2024	—	(2,261)	—	—
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 525(4)	7.78%	07/2023	4,242,384	4,182,523	1.6	4,242,384
Learn-It Systems, LLC(2) (5)	Senior Secured First Lien	L + 525(4)	7.78%	07/2023	120,000	115,889	—	120,000
New Mountain Learning(2)	Senior Secured First Lien	L + 550(3)	8.30%	03/2024	2,217,583	2,178,153	0.8	2,077,413
New Mountain Learning(2) (5) (6)	Senior Secured First Lien			03/2024	—	(10,407)	—	(37,925)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
NS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 500(4)	7.52%	09/2021	$3,152,852	$3,118,298	1.2%	$3,152,852
NS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien			09/2021	—	(2,398)	—	—
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 300(4)	5.52%	05/2025	3,630,548	3,613,866	1.4	3,562,475
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750(4)	10.02%	05/2026	7,301,075	7,233,544	2.8	7,209,812
SkillSoft Corporation	Senior Secured First Lien	L + 475(4)	7.27%	04/2021	964,694	956,074	0.3	785,821
Teaching Strategies LLC(2)	Senior Secured First Lien	L + 600(3)	8.80%	05/2024	9,328,125	9,114,470	3.6	9,328,125
Teaching Strategies LLC(2) (5) (6)	Senior Secured First Lien			05/2024	—	(14,065)	—	—
United Language Group, Inc.(2)	Senior Secured First Lien	L + 500(4)	7.52%	12/2021	4,736,625	4,660,897	1.8	4,736,625
United Language Group, Inc.(2) (5)	Senior Secured First Lien	L + 500(4)	7.52%	12/2021	360,000	352,400	0.1	360,000
Vistage Worldwide, Inc.(2)	Senior Secured First Lien	L + 400(4)	6.46%	02/2025	8,554,358	8,561,675	3.2	8,426,042
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien			12/2023	—	(4,397)	—	—
Wrench Group LLC(2)	Senior Secured First Lien	L + 450(9)	7.12%	12/2024	4,715,055	4,671,635	1.9	4,715,055
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien			12/2024	—	(1,341)	—	—

					53,447,332	52,807,366	20.3	52,838,515

Diversified Financials
Vanguard Holdings Corp.(2)	Senior Secured First Lien	L + 550(4)	8.02%	09/2023	11,820,375	11,595,080	4.5	11,820,375
Vanguard Holdings Corp.(2) (5) (6)	Senior Secured First Lien			09/2023	—	(13,533)	—	—
Vanguard Holdings Corp.(2) (5)	Senior Secured First Lien	L + 550(4)	8.02%	09/2023	964,083	939,725	0.4	964,083

					12,784,458	12,521,272	4.9	12,784,458

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725(3)	9.78%	10/2022	347,952	339,353	0.1	296,629

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien	L + 575(3)	8.55%	06/2025	6,825,000	6,789,139	2.6	6,637,313

Food, Beverage & Tobacco
Mann Lake Ltd.(5)	Senior Secured First Lien	L + 500(4)	7.52%	10/2024	210,000	192,731	0.1	210,000
Mann Lake Ltd.(2)	Senior Secured First Lien	L + 500(4)	7.52%	10/2024	3,300,000	3,236,078	1.3	3,300,000

					3,510,000	3,428,809	1.4	3,510,000

Health Care Equipment & Services
Ameda, Inc.(2)	Senior Secured First Lien	L + 700(4)	9.51%	09/2022	2,616,875	2,579,200	1.0	2,555,418
Ameda, Inc.(2) (5)	Senior Secured First Lien	L + 700(4)	9.51%	09/2022	187,500	183,363	0.1	180,455
Avalign Technologies, Inc.(2)	Senior Secured First Lien	L + 450(4)	6.98%	12/2025	15,000,000	14,850,281	5.7	14,887,500
Beaver-Visitec International, Inc.(2) (10)	Senior Secured First Lien	L + 400(9)	6.62%	08/2023	11,360,792	11,299,272	4.3	11,289,787
Carestream Health, Inc.	Senior Secured First Lien	L + 575(4)	8.27%	02/2021	214,464	214,501	0.1	209,424
Carestream Health, Inc.	Senior Secured Second Lien	L + 950(4)	12.02%	06/2021	154,612	154,612	0.1	154,290
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(3)	7.01%	07/2021	361,471	362,976	0.1	327,697
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 575(4)	8.27%	01/2022	13,431,794	13,234,266	5.3	13,566,112
Centauri Health Solutions, Inc.(2) (5) (6)	Senior Secured First Lien			01/2022	—	(12,950)	—	15,750

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CRA MSO, LLC(2) (5) (6)	Senior Secured First Lien			12/2023	$—	$(11,341)	—%	$(11,908)
CRA MSO, LLC(2)	Senior Secured First Lien	L + 475(4)	7.21%	12/2023	1,250,000	1,225,573	0.5	1,237,596
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725(4)	9.77%	07/2024	5,735,294	5,601,303	2.2	5,735,294
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 500(4)	7.52%	10/2022	1,678,750	1,655,597	0.7	1,690,022
GrapeTree Medical Staffing, LLC(2) (5) (6)	Senior Secured First Lien			10/2022	—	(5,982)	—	3,022
Ivory Merger Sub, Inc.	Senior Secured First Lien	L + 350(4)	5.95%	03/2025	8,919,598	8,920,109	3.3	8,562,814
MDVIP, Inc.(2)	Senior Secured First Lien	L + 425(4)	6.75%	11/2024	9,757,679	9,757,679	3.7	9,696,694
NMN Holdings III Corp.(2) (5) (6)	Senior Secured Second Lien			11/2026	—	(24,581)	—	—
NMN Holdings III Corp.(2)	Senior Secured Second Lien	L + 775(4)	10.18%	11/2026	7,222,222	7,007,975	2.8	7,222,222
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000(8)	12.59%	10/2023	4,307,480	4,180,873	1.6	4,199,793
Professional Physical Therapy(2)	Senior Secured First Lien	L + 750 PIK(4)	9.85%	12/2022	8,609,366	8,167,277	2.4	6,299,473
PT Network, LLC(2)	Senior Secured First Lien	L + 550(3)	7.93%	11/2021	4,698,827	4,685,091	1.7	4,513,844
PT Network, LLC(2) (5)	Senior Secured First Lien	P + 450(7)	10.00%	11/2021	200,000	198,835	0.1	184,253
PT Network, LLC(2) (5) (6)	Senior Secured First Lien			11/2021	—	(4,005)	—	(72,831)
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	P + 350(7)	9.00%	10/2023	50,000	47,137	—	48,500
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	L + 450(4)	7.13%	10/2024	200,533	192,837	0.1	196,533
Smile Brands, Inc.(2)	Senior Secured First Lien	L + 450(3)	7.13%	10/2024	2,100,000	2,079,639	0.8	2,089,500
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 575(3)	8.56%	10/2022	296,000	295,169	0.1	299,083
Smile Doctors LLC(2)	Senior Secured First Lien	L + 575(3)	8.55%	10/2022	3,205,253	3,169,711	1.2	3,237,305
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 575(3)	8.54%	10/2022	492,832	488,169	0.2	513,388
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 425(4)	6.77%	01/2024	2,128,500	2,119,355	0.8	2,128,500
Upstream Rehabilition, Inc.(2) (5) (6)	Senior Secured First Lien			01/2024	—	(834)	—	—

					104,179,842	102,611,107	38.9	100,959,530

Household & Personal Products
Tranzonic(2)	Senior Secured First Lien	L + 475(4)	7.26%	03/2023	3,171,223	3,143,727	1.2	3,171,223
Tranzonic(2) (5)	Senior Secured First Lien	P + 375(7)	9.25%	03/2023	121,000	116,343	0.1	121,000

					3,292,223	3,260,070	1.3	3,292,223

Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien	L + 750(3)	10.28%	10/2026	4,632,123	4,620,692	1.8	4,655,283
Integro Parent Inc.(2)	Senior Secured First Lien	L + 575(3)	8.46%	10/2022	485,142	479,502	0.2	486,937
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925(3)	11.96%	10/2023	2,915,493	2,874,873	1.1	2,915,493
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925(3)	12.05%	10/2023	380,282	375,693	0.1	380,282

					8,413,040	8,350,760	3.2	8,437,995

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(4)	6.02%	08/2021	957,596	959,572	0.4	932,062
Kestrel Parent, LLC(2) (5) (6)	Senior Secured First Lien			11/2023	—	(21,182)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Kestrel Parent, LLC(2)	Senior Secured First Lien	L + 600(3)	8.41%	11/2025	$6,791,045	$6,623,713	2.6%	$6,791,045
Maroon Group, LLC (2)	Senior Secured First Lien	L + 600(3)	8.80%	08/2022	2,437,736	2,416,508	0.9	2,437,736
Maroon Group, LLC (2) (5)	Senior Secured First Lien	L + 600(3)	8.74%	08/2022	42,000	39,023	—	42,000
Maroon Group, LLC (2) (5) (6)	Senior Secured First Lien			08/2022	—	(10,633)	—	—

					10,228,377	10,007,001	3.9	10,202,843

Media
Tribune Media Company(10)	Senior Secured First Lien	L + 300(4)	5.52%	12/2020	155,650	155,962	0.1	154,969
Vivid Seats Ltd.(2)	Senior Secured Second Lien	L + 875(4)	11.27%	06/2025	540,541	512,994	0.2	551,351

					696,191	668,956	0.3	706,320

Pharmaceuticals, Biotechnology & Life Sciences
Amyris, Inc.(2) (10)	Senior Secured First Lien	P + 900(7)	14.25%	07/2021	5,000,000	4,956,238	1.9	5,000,000
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 525(4)	7.78%	02/2023	3,228,979	3,186,669	1.3	3,228,979
Trinity Partners, LLC(2) (5) (6)	Senior Secured First Lien			02/2023	—	(7,452)	—	—

					8,228,979	8,135,455	3.2	8,228,979

Retailing
Slickdeals Holdings, LLC(2) (5) (6)	Senior Secured First Lien			06/2023	—	(17,777)	—	—
Slickdeals Holdings, LLC(2)	Senior Secured First Lien	L + 625(3)	9.03%	06/2024	10,854,565	10,577,699	4.2	10,854,565
Strategic Partners, Inc.(2)	Senior Secured First Lien	L + 375(4)	6.27%	06/2023	6,386,858	6,375,082	2.4	6,354,924

					17,241,423	16,935,004	6.6	17,209,489

Software & Services
Ansira Partners, Inc.(2) (5)	Senior Secured First Lien	L + 575(4)	8.27%	12/2022	236,455	231,384	0.1	234,070
Ansira Partners, Inc.(2)	Senior Secured First Lien	L + 575(4)	8.27%	12/2022	6,936,743	6,887,670	2.7	6,919,402
Avaap USA LLC(2)	Senior Secured First Lien	L + 475(4)	7.26%	03/2023	1,836,125	1,804,355	0.7	1,836,125
Avaap USA LLC(2) (5) (6)	Senior Secured First Lien			03/2023	—	(2,954)	—	—
Avaap USA LLC(2) (5)	Senior Secured First Lien	L + 475(4)	7.26%	03/2023	61,250	55,343	—	61,250
Benesys, Inc.(2) (5)	Senior Secured First Lien	L + 425(4)	6.76%	10/2024	39,000	36,840	—	37,931
Benesys, Inc.(2)	Senior Secured First Lien	L + 425(4)	6.78%	10/2024	1,346,625	1,327,100	0.5	1,337,023
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 525(4)	7.77%	08/2023	10,418,125	10,270,886	4.1	10,522,306
C-4 Analytics, LLC(2) (5) (6)	Senior Secured First Lien			08/2023	—	(8,118)	—	6,000
List Partners, Inc.(2)	Senior Secured First Lien	L + 500(3)	7.80%	01/2023	3,717,500	3,654,847	1.4	3,754,675
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien			01/2023	—	(11,032)	—	14,000
Mediaocean LLC	Senior Secured First Lien	L + 425(4)	6.78%	08/2022	8,371,719	8,328,179	3.2	8,308,931
Merrill Communications, LLC(2)	Senior Secured First Lien	L + 525(3)	7.78%	06/2022	392,087	392,898	0.2	392,087
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien	L + 850(4)	10.85%	10/2024	4,703,478	4,313,436	0.9	2,426,847
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien		10.00%	10/2024	9,015,000	8,304,363	1.7	4,462,504
Transportation Insight, LLC(2) (5)	Senior Secured First Lien	L + 450(4)	7.02%	12/2024	107,143	99,920	—	103,393
Transportation Insight, LLC(2) (5) (6)	Senior Secured First Lien			12/2024	—	(12,176)	—	(6,450)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 450(4)	7.02%	12/2024	$5,246,850	$5,196,293	2.0%	$5,220,616
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien			06/2023	—	(3,591)	—	—
Winxnet Holdings LLC(2)	Senior Secured First Lien	L + 600(4)	8.52%	06/2023	1,990,000	1,953,574	0.8	1,990,000
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien			06/2023	—	(7,185)	—	—
Zoom Information, Inc.(2)	Senior Secured First Lien	L + 600(3) (12)	8.81%	08/2022	16,600,000	16,260,731	6.5	16,766,000

					71,018,100	69,072,763	24.8	64,386,710

Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050(3)	13.30%	02/2025	2,635,052	2,529,037	0.9	2,294,995

Transportation
Pilot Air Freight, LLC(2) (5)	Senior Secured First Lien	L + 475(4)	7.27%	10/2022	1,220,722	1,220,722	0.5	1,220,722
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 475(4)	7.27%	10/2022	5,472,251	5,439,753	2.1	5,472,251
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien			07/2024	—	(6,026)	—	—

					6,692,973	6,654,449	2.6	6,692,973

Total Debt Investments United States					$464,401,041	$456,668,653	173.0%	$449,219,089

Equity Investments
Automobiles & Components
AP Centric(2) (13)	Common Stock				927	927,437	0.2	476,394

Capital Goods
Alion Science and Technology Corporation(2)(13)	Common Stock				745,504	766,483	0.3	741,183

Commercial & Professional Services
MHS Acquisition Holdings, LLC(2)(13)	Common Stock				913	912,639	0.2	551,368
TecoStar Holdings, Inc.(2)(13)	Common Stock				500,000	500,000	0.2	618,010
Universal Services Equity Investments(2)(13)	Common Stock				1,000,000	1,000,000	0.7	1,714,350
USAGM HoldCo LLC(2)(13)	Common Stock				346,956	558,223	0.4	956,990

					1,847,869	2,970,862	1.5	3,840,718

Consumer Services
Legalshield(2)(13)	Common Stock				527	526,882	0.2	684,610

Diversified Financials
Gacp II LP(5) (10) (14)	Partnership Interest				16,861,308	16,861,308	6.6	17,178,308

Health Care Equipment & Services
ExamWorks Group, Inc.(2) (13)	Common Stock				7,500	750,000	0.5	1,190,734
MDVIP, Inc.(2) (13)	Common Stock				46,807	666,667	0.2	661,916
NMN Holdings LP(2) (13)	Common Stock				11,111	1,111,111	0.4	1,111,111

					65,418	2,527,778	1.1	2,963,761

Insurance
Integro Equity(2) (13)	Common Stock				4,468	454,072	0.2	597,124

Materials
Kestrel Upperco, LLC(2) (13)	Common Stock, Class A				41,791	208,955	0.1	208,955

Media
Vivid Seats Ltd.(2) (13)	Common Stock				608,108	608,108	0.2	567,468
Vivid Seats Ltd.(2) (13)	Preferred Stock				1,891,892	1,891,892	0.9	2,270,352

					2,500,000	2,500,000	1.1	2,837,820

Retailing
Slickdeals Holdings, LLC(2) (13)	Common Stock				109	1,090,911	0.5	1,241,478

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Software & Services
SMS Systems Maintenance Services, Inc.(2)(13)	Common Stock				1,142,789	$1,144,520	—%	$—

Technology Hardware & Equipment
Onvoy, LLC(2)(13)	Common Stock, Class A				3,649	364,948	0.1	214,700
Onvoy, LLC(2)(13)	Common Stock, Class B				2,536	—	—	—

					6,185	364,948	0.1	214,700

Total Equity Investments United States					$23,216,895	$30,344,156	11.9%	$30,985,051

Total United States						$487,012,809	184.9%	$480,204,140

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(10)	Senior Secured First Lien	L + 475(15)	4.75%	04/2023	€1,994,499	2,102,500	0.9	2,275,736

Total Debt Investments France					€1,994,499	$2,102,500	0.9%	$2,275,736

Total France						$2,102,500	0.9%	$2,275,736

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(2) (10)	Senior Secured First Lien	L + 625(16)	7.27%	12/2025	£6,067,416	7,375,927	2.9	7,495,636
Crusoe Bidco Limited(2) (5) (10)	Senior Secured First Lien			12/2025	—	—	(0.1)	(150,256)

					6,067,416	7,375,927	2.8	7,345,380

Software & Services
CB-SDG Limited(2) (10)	Senior Secured First Lien	L + 650,0.50%(17)	7.30%	07/2022	£1,987,393	3,019,379	1.0	2,531,142
CB-SDG Limited(2) (5) (10)	Senior Secured First Lien	L + 650,0.50%(17)	7.30%	07/2022	773,654	1,170,066	0.4	985,326

Total Debt Investments United Kingdom					£8,828,463	$11,565,372	4.2%	$10,861,848

Total United Kingdom						$11,565,372	4.2%	$10,861,848

Total Investments						$500,680,681	190.0%	$493,341,724

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $259,578,840 as of December 31, 2018.
(1)

All positions held are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.
(3)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2018 was 2.81%.
(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2018 was 2.50%.
(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.
(6)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2018 was 5.50%.
(8)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of December 31, 2018 was 2.88%.
(9)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2018 was 2.61%.
(10)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(11)	The investment is on non-accrual status as of December 31, 2018.
(12)

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

(13)	Non-income producing securities.
(14)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(15)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of December 31, 2018 was (0.31)%.
(16)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of December 31, 2018 was 1.03%.
(17)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of December 31, 2018 was 0.91%.

Foreign Currency Exchange Contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,974,709	GBP 5,885,394	12/01/2023	$17,406

GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments (1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC	Senior Secured Second Lien	L + 850(2)	10.07%	05/2025	$9,072,563	$8,772,269	5.1%	$8,755,023
Continental Battery Company (3)(4)(5)	Senior Secured First Lien			12/2022	—	(14,728)	—	(8,417)
Continental Battery Company (4)	Senior Secured First Lien	L + 450(2)	5.97%	12/2022	3,500,000	3,439,279	2.0	3,465,339
POC Investors, LLC (4)	Senior Secured First Lien	L + 550(2)	7.19%	11/2021	5,455,000	5,386,590	3.1	5,455,000
POC Investors, LLC (3)(4)	Senior Secured First Lien	P + 450(6)	9.00%	11/2021	291,666	282,750	0.2	291,666

					18,319,229	17,866,160	10.4	17,958,611

Capital Goods
Alion Science and Technology Corporation (4)	Unsecured Debt		11.00%	08/2022	5,000,000	4,888,189	2.9	5,000,000
MB Aerospace Holdings Inc. (7)	Senior Secured First Lien	L + 550(8)	7.13%	12/2022	4,316,796	4,285,785	2.5	4,316,796
Midwest Industrial Rubber (4)	Senior Secured First Lien	L + 550(2)	7.19%	12/2021	4,059,000	4,001,434	2.4	4,059,000
Midwest Industrial Rubber (3)(4)(5)	Senior Secured First Lien			12/2021	—	(5,829)	—	—
Potter Electric Signal Company (3)(4)	Senior Secured First Lien	P + 350(6)	8.00%	12/2022	45,000	39,415	—	40,525
Potter Electric Signal Company (3)(4)(5)	Senior Secured First Lien			12/2023	—	(8,688)	—	(6,962)
Potter Electric Signal Company (4)	Senior Secured First Lien	L + 450(2)	6.11%	12/2023	2,550,000	2,518,322	1.5	2,524,637
Pro Mach Group, Inc.	Senior Secured First Lien	L + 375(8)	5.32%	10/2021	731,156	734,727	0.4	736,822

					16,701,952	16,453,355	9.7	16,670,818

Commercial & Professional Services
ADMI Corp.	Senior Secured First Lien	L + 375(2)	5.13%	04/2022	975,000	982,876	0.6	985,667
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(2)	4.63%	07/2021	828,589	828,859	0.5	809,946
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(2)	7.88%	07/2022	500,000	502,431	0.3	470,000
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475(8)	6.25%	05/2024	5,348,125	5,323,240	3.1	5,388,236
Brickman Group Ltd. LLC	Senior Secured Second Lien	L + 650(8)	7.99%	12/2021	234,042	234,832	0.1	235,652
DFS Intermediate Holdings, LLC (3)(4)	Senior Secured First Lien	L + 525(8)	6.82%	03/2022	551,400	509,092	0.3	551,400
DFS Intermediate Holdings, LLC (4)	Senior Secured First Lien	L + 525(8)	6.61%	03/2022	7,294,875	7,168,177	4.2	7,294,875
Hepaco, LLC (3)(4)	Senior Secured First Lien	P + 400(6)	8.50%	08/2021	125,000	120,465	0.1	125,000
Hepaco, LLC (4)	Senior Secured First Lien	L + 500(2)	6.67%	08/2022	5,257,250	5,205,291	3.0	5,257,250
Hepaco, LLC (3)(4)	Senior Secured First Lien	L + 500(2)	6.49%	08/2022	190,571	176,591	0.1	190,571
Jordan Healthcare Inc. (3)(4)(5)	Senior Secured First Lien			07/2022	—	(13,197)	—	—
Jordan Healthcare Inc. (4)	Senior Secured First Lien	L + 600(2)	7.69%	07/2022	4,103,615	4,064,096	2.4	4,103,615
Jordan Healthcare Inc. (3)(4)(5)	Senior Secured First Lien			07/2022	—	(3,999)	—	—
MHS Acquisition Holdings, LLC (4)	Senior Secured Second Lien	L + 875(2)	10.44%	03/2025	8,101,633	7,881,618	4.5	7,878,838
MHS Acquisition Holdings, LLC (3)(4)	Senior Secured Second Lien	L + 875(2)	10.44%	03/2025	466,576	445,780	0.2	437,651
MHS Acquisition Holdings, LLC (4)	Unsecured Debt		13.50 PIK %	03/2026	545,279	536,003	0.3	509,835
MHS Acquisition Holdings, LLC (4)	Unsecured Debt		13.50%	03/2026	140,887	138,336	0.1	131,730

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PowerTeam Services, LLC	Senior Secured First Lien	L + 325(2)	4.94%	05/2020	$975,408	$974,174	0.6%	$979,680
SavATree, LLC (4)	Senior Secured First Lien	L + 525(2)	6.94%	06/2022	3,683,625	3,620,467	2.1	3,683,625
SavATree, LLC (3)(4)(5)	Senior Secured First Lien			06/2022	—	(9,717)	—	—
SavATree, LLC (3)(4)(5)	Senior Secured First Lien			06/2022	—	(6,183)	—	—
TecoStar Holdings, Inc. (4)	Senior Secured Second Lien	L + 850(2)	9.88%	11/2024	5,000,000	4,882,850	3.0	5,150,000
USAGM HoldCo LLC (4)	Senior Secured Second Lien		11.00%	07/2023	2,000,000	1,957,275	1.2	2,051,324
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(2)	9.88%	07/2023	10,000,000	9,689,631	5.8	9,991,700
Valet Waste Holdings, Inc. (4)	Senior Secured First Lien	L + 700(8)	8.57%	09/2021	4,790,761	4,742,306	2.8	4,832,273
Valet Waste Holdings, Inc. (3)(4)(5)	Senior Secured First Lien			09/2021	—	(5,253)	—	4,709
Vencore, Inc.	Senior Secured First Lien	L + 475(2)	6.44%	11/2019	481,973	482,292	0.3	487,169
William Morris Endeavor Entertainment, LLC	Senior Secured Second Lien	L + 725(2)	8.63%	05/2022	166,667	163,744	0.1	167,500
Xcentric Mold and Engineering Acquisition Company, LLC (4)	Senior Secured First Lien	L + 550(8)	6.88%	01/2022	5,012,125	4,929,254	2.9	5,012,125
Xcentric Mold and Engineering Acquisition Company, LLC (3)(4)	Senior Secured First Lien	L + 550(8)	6.88%	01/2022	175,000	163,783	0.1	175,000

					66,948,401	65,685,114	38.7	66,905,371

Consumer Durables & Apparel
C.F. Stinson, LLC (4)	Senior Secured First Lien	L + 600(8)(9)	7.88%	06/2021	3,000,000	2,956,173	1.8	3,030,000

Consumer Services
Catapult Learning, LLC (4)	Senior Secured First Lien	L + 650(2)(9)	7.88%	07/2020	4,934,211	4,906,471	2.8	4,884,868
Counsel On Call, LLC (3)(4)(5)	Senior Secured First Lien			09/2022	—	(6,979)	—	(7,001)
Counsel On Call, LLC (4)	Senior Secured First Lien	L + 550(8)	7.07%	09/2022	1,197,000	1,185,060	0.7	1,185,028
NS Intermediate Holdings, LLC (3)(4)(5)	Senior Secured First Lien			09/2021	—	(3,273)	—	2,238
NS Intermediate Holdings, LLC (4)	Senior Secured First Lien	L + 550(8)	7.07%	09/2021	2,532,110	2,497,657	1.5	2,554,778
Oncourse Learning Corporation (3)(4)	Senior Secured First Lien	L + 650(2)	7.83%	09/2021	13,190,175	13,033,704	7.6	13,190,175
SkillSoft Corporation	Senior Secured First Lien	L + 475(8)	6.32%	04/2021	969,713	957,665	0.5	936,292
Teaching Company, LLC (4)	Senior Secured First Lien	L + 475(2)	6.44%	02/2023	4,962,500	4,918,925	2.9	5,012,125
Wrench Group LLC (3)(4)(5)	Senior Secured First Lien			03/2022	—	(5,753)	—	—
Wrench Group LLC (4)	Senior Secured First Lien	L + 450(2)	6.19%	03/2022	3,772,222	3,730,704	2.2	3,772,222
Wrench Group LLC (3)(4)(5)	Senior Secured First Lien			12/2024	—	(2,615)	—	—
Wrench Group LLC (4)	Senior Secured First Lien	L + 450(2)	6.19%	12/2024	850,000	844,099	0.5	850,000

					32,407,931	32,055,665	18.7	32,380,725

Diversified Financials
Edelman Financial Group, The	Senior Secured First Lien	L + 425(2)	5.65%	11/2024	3,485,500	3,476,920	2.0	3,531,247

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725(2)	8.94%	04/2020	351,585	339,560	0.2	311,446

Food & Staples Retailing
Good Source Solutions, Inc. (4)	Senior Secured First Lien	L + 725(2)	8.94%	07/2021	2,598,346	2,578,786	1.5	2,619,644

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
HLF Financing S.a r.l. (7)	Senior Secured First Lien	L + 550(8)	7.07%	02/2023	$4,718,750	$4,635,945	2.7%	$4,718,019

					7,317,096	7,214,731	4.2	7,337,663

Food, Beverage & Tobacco
Shearer’s Foods, Inc.	Senior Secured First Lien	L + 425(2)	5.94%	06/2021	735,000	730,176	0.4	736,837

Health Care Equipment & Services
Ameda, Inc. (4)	Senior Secured First Lien	L + 600(8)	7.35%	09/2022	2,643,375	2,596,923	1.5	2,610,648
Ameda, Inc. (3)(4)(5)	Senior Secured First Lien			09/2022	—	(5,242)	—	(3,714)
Beaver-Visitec International, Inc. (7)	Senior Secured First Lien	L + 500(2)	6.69%	08/2023	9,396,174	9,333,914	5.4	9,396,174
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(2)	5.75%	07/2021	365,246	367,319	0.2	321,051
Centauri Health Solutions, Inc (3)(4)	Senior Secured First Lien	L + 550(8)	6.87%	01/2022	1,181,250	1,164,103	0.7	1,197,000
Centauri Health Solutions, Inc (4)	Senior Secured First Lien	L + 550(8)	6.87%	01/2022	8,237,750	8,099,349	4.8	8,320,127
ExamWorks Group, Inc. (4)	Senior Secured Second Lien	L + 1050(2)	10.50%	07/2024	5,000,000	4,868,280	3.0	5,150,000
GrapeTree Medical Staffing, LLC (4)	Senior Secured First Lien	L + 500(8)	6.37%	10/2022	1,695,750	1,667,116	1.0	1,695,750
GrapeTree Medical Staffing, LLC (3)(4)(5)	Senior Secured First Lien			10/2022	—	(7,556)	—	—
MDVIP, Inc. (4)	Senior Secured Second Lien	L + 800(2)	9.41%	11/2025	5,333,333	5,161,946	3.1	5,333,333
NMSC Holdings, Inc. (4)	Senior Secured Second Lien	L + 1000(2)	11.69%	10/2023	4,307,480	4,162,549	2.5	4,307,480
NVA Holdings, Inc.	Senior Secured First Lien	L + 350(2)	5.19%	08/2021	4,013,697	3,943,661	2.3	4,052,168
Onex Carestream Finance LP (7)	Senior Secured First Lien	L + 400(2)	5.69%	06/2019	214,464	214,583	0.1	215,134
Onex Carestream Finance LP (7)	Senior Secured Second Lien	L + 850(2)	10.19%	12/2019	153,081	153,081	0.1	151,168
Professional Physical Therapy	Senior Secured First Lien	P + 500(6)	9.50%	12/2022	7,944,750	7,881,928	4.5	7,825,579
PT Network, LLC (3)(4)(5)	Senior Secured First Lien			11/2021	—	(6,944)	—	—
PT Network, LLC (4)	Senior Secured First Lien	L + 550(2)	6.86%	11/2021	4,770,793	4,752,367	2.8	4,770,793
Smile Doctors LLC (3)(4)	Senior Secured First Lien	P + 475(6)	9.25%	10/2022	58,333	55,952	—	58,333
Smile Doctors LLC (4)	Senior Secured First Lien	L + 575(2)	7.32%	10/2022	1,596,000	1,580,685	0.9	1,596,000
Smile Doctors LLC (3)(4)	Senior Secured First Lien	L + 575(2)	7.11%	10/2022	296,060	280,351	0.2	296,060
Snow Companies LLC (4)	Senior Secured First Lien	L + 600(8)	7.35%	01/2022	9,256,500	9,101,027	5.4	9,256,500
Zest Holdings, LLC	Senior Secured First Lien	L + 425(8)	5.82%	08/2023	4,912,875	4,881,278	2.9	4,965,074

					71,376,911	70,246,670	41.4	71,514,658

Household & Personal Products
Paris Presents Incorporated	Senior Secured First Lien	L + 500(8)	6.57%	12/2020	1,723,494	1,710,533	1.0	1,723,494
Paris Presents Incorporated	Senior Secured Second Lien	L + 875(8)	10.32%	12/2021	504,468	496,189	0.3	501,946

					2,227,962	2,206,722	1.3	2,225,440

Insurance
Integro Parent Inc.	Senior Secured First Lien	L + 575(2)	7.13%	10/2022	455,883	449,455	0.3	454,743
Integro Parent Inc.	Senior Secured First Lien	L + 575(2)	7.31%	10/2022	34,259	33,768	—	34,174
Integro Parent Inc.	Senior Secured Second Lien	L + 925(2)	10.63%	10/2023	2,408,451	2,367,126	1.4	2,360,282

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Integro Parent Inc.	Senior Secured Second Lien	L + 925(2)	10.61%	10/2023	$380,282	$374,743	0.2%	$372,676

					3,278,875	3,225,092	1.9	3,221,875

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(8)	5.07%	08/2021	966,381	969,084	0.5	974,842
IBC Capital Limited (7)	Senior Secured First Lien	L + 375(2)	5.29%	09/2021	828,697	820,264	0.5	829,836
Tank Holding Corp.	Senior Secured First Lien	L + 425(2)	5.59%	03/2022	858,427	864,170	0.5	864,599

					2,653,505	2,653,518	1.5	2,669,277

Media
Acosta Holdco, Inc.	Senior Secured First Lien	L + 325(8)	4.82%	09/2021	975,253	975,914	0.5	861,475
Tribune Media Company (7)	Senior Secured First Lien	L + 300(8)	4.57%	12/2020	155,650	156,110	0.1	156,072
Vivid Seats Ltd.(4)	Senior Secured Second Lien	L + 875(8)	10.32%	06/2025	2,500,000	2,359,918	1.4	2,476,663

					3,630,903	3,491,942	2.0	3,494,210

Real Estate
DTZ U.S. Borrower, LLC (7)	Senior Secured Second Lien	L + 825(2)	9.63%	11/2022	425,532	420,617	0.3	426,596

Retailing
Academy, Ltd.	Senior Secured First Lien	L + 400(2)	5.57%	07/2022	920,172	923,909	0.4	728,661
Petco Animal Supplies, Inc.	Senior Secured First Lien	L + 300(2)	4.38%	01/2023	163,750	161,376	0.1	124,348
Strategic Partners, Inc.	Senior Secured First Lien	L + 450(8)	6.07%	06/2023	6,435,122	6,421,364	3.7	6,475,341

					7,519,044	7,506,649	4.2	7,328,350

Software & Services
Ansira Partners, Inc. (4)	Senior Secured First Lien	L + 650(2)	8.19%	12/2022	6,480,000	6,424,409	3.7	6,431,400
Ansira Partners, Inc. (3)(4)	Senior Secured First Lien	L + 650(2)	8.19%	12/2022	526,850	518,968	0.3	519,710
C-4 Analytics, LLC (4)	Senior Secured First Lien	L + 525(8)	6.60%	08/2023	10,523,625	10,348,612	6.1	10,523,625
C-4 Analytics, LLC (3)(4)(5)	Senior Secured First Lien			08/2023	—	(9,867)	—	—
Epicor Software Corporation	Senior Secured First Lien	L + 375(8)	5.32%	06/2022	968,400	969,651	0.6	972,032
Informatica Corporation (7)	Senior Secured First Lien	L + 350(2)	5.19%	08/2022	819,327	820,167	0.5	823,350
Mediaocean LLC	Senior Secured First Lien	L + 425(8)	5.82%	08/2022	8,457,689	8,402,969	4.9	8,499,977
Merrill Communications, LLC	Senior Secured First Lien	L + 525(2)	6.63%	06/2022	874,992	877,258	0.5	882,649
Ministry Brands Intermediate, LLC (3)	Senior Secured First Lien	L + 500(2)	6.38%	12/2022	406,144	401,553	0.2	406,144
Ministry Brands Intermediate, LLC	Senior Secured First Lien	L + 500(2)	6.38%	12/2022	5,200,325	5,155,302	3.1	5,200,325
SMS Systems Maintenance Services, Inc. (4)	Senior Secured Second Lien	L + 850(2)	9.75%	10/2024	4,703,478	4,562,956	2.3	4,009,934
SMS Systems Maintenance Services, Inc. (4)	Senior Secured Second Lien		10.00%	10/2024	9,015,000	8,751,579	4.4	7,528,573
Transportation Insight, LLC (4)	Senior Secured First Lien	L + 525(8)	6.82%	09/2019	2,127,655	2,114,282	1.2	2,127,655
Zoom Information, Inc. (4)	Senior Secured First Lien	L + 600(2)(9)	9.56%	08/2022	9,000,000	8,774,982	5.3	9,180,000

					59,103,485	58,112,821	33.1	57,105,374

Technology Hardware & Equipment
Onvoy, LLC (4)	Senior Secured Second Lien	L + 1050(2)	12.19%	02/2025	2,635,052	2,518,250	1.3	2,307,906

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2017

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation
Kenan Advantage Group, Inc.	Senior Secured First Lien	L + 300(8)	4.57%	07/2022	$776,460	$778,044	0.5%	$780,016
Pilot Air Freight, LLC (4)	Senior Secured First Lien	L + 525(8)	6.82%	10/2022	3,316,500	3,288,946	1.9	3,316,500

					4,092,960	4,066,990	2.4	4,096,516

Total Debt Investments United States					$306,210,923	$301,227,125	175.5%	$303,252,920

Equity Investments
Automobiles & Components
AP Centric (4)(10)	Common Stock				927	927,437	0.5	890,572

Capital Goods
Alion Science and Technology Corp. (4)(10)	Common Stock				535,714	535,714	0.2	425,403

Commercial & Professional Services
MHS Acquisition Holdings, LLC (4)(10)	Common Stock				891	890,485	0.4	646,655
TecoStar Holdings Inc. (4)(10)	Common Stock				500,000	500,000	0.3	500,000
Universal Services Equity Investments(4)(10)	Common Stock				1,000,000	1,000,000	1.1	1,823,696
USAGM HoldCo, LLC (4)(10)	Common Stock				238,095	238,095	0.2	434,213

					1,738,986	2,628,580	2.0	3,404,564

Health Care Equipment & Services
ExamWorks Group, Inc. (4)(10)	Common Stock				7,500	750,000	0.4	755,805
MDVIP, Inc. (4)(10)	Common Stock				46,807	666,667	0.4	666,667

					54,307	1,416,667	0.8	1,422,472

Insurance
Integro Equity (4)(10)	Common Stock				4,225	422,535	0.3	437,407

Media
Vivid Seats Ltd. (4)(10)	Common Stock				608,108	608,108	0.3	488,893
Vivid Seats Ltd. (4)(10)	Preferred Stock				1,891,892	1,891,892	1.1	2,011,108

					2,500,000	2,500,000	1.4	2,500,001

Software & Services
SMS Systems Maintenance Services, Inc. (4)(10)	Common Stock				1,142,789	1,144,520	0.3	552,848

Technology Hardware & Equipment
Onvoy, LLC (4)(10)	Common Stock, Class A				3,649	364,948	0.2	301,172
Onvoy, LLC (4)(10)	Common Stock, Class B				2,536	—	—	—

					6,185	364,948	0.2	301,172

Total Equity Investments United States					$5,983,133	$9,940,401	5.7%	$9,934,439

Total United States						$311,167,526	181.2%	$313,187,359

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc. (7)	Senior Secured First Lien	L + 575(11)	5.75%	04/2023	€1,994,499	2,069,877	1.4	2,383,020

Total Debt Investments France					€1,994,499	$2,069,877	1.4%	$2,383,020

Total France						$2,069,877	1.4%	$2,383,020

United Kingdom
Debt Investments
Software & Services
CB-SDG Limited (4)(7)	Senior Secured First Lien	L + 650, 0.5% PIK(12)	7.50%	07/2022	£1,983,314	3,006,739	1.6	2,682,927
CB-SDG Limited (3)(4)(7)	Senior Secured First Lien	L + 650 0.5% PIK(12)	7.00%	07/2022	645,624	971,764	0.5	873,366

Total Debt Investments United Kingdom					£2,628,938	$3,978,503	2.1%	$3,556,293

Total United Kingdom						$3,978,503	2.1%	$3,556,293

Total Investments						$317,215,906	184.7%	$319,126,672

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

(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.
(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.
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

December 31, 2018

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

The Company has invested in Great American Capital Partners II LP (“GACP II”) which is an investment company and measured using the net asset value per share as a practical expedient for fair value. The investment in GACP II is not redeemable. As of December 31, 2018 and December 31, 2017, the Company had an unfunded commitment to GACP II of $8,138,692 and $0, respectively.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,126,293 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the year ended December 31, 2017, the Company recorded $5,197,500 in transfers from Level 3 to Level 2 and $11,793,693 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Gains or losses on foreign currency transactions are included with net realized gain (loss) on foreign currency transactions on the Consolidated Statements of Operations. Fluctuations arising from the translation of foreign currency on cash, investments and borrowings are included with net change in unrealized appreciation (depreciation) on investments and foreign currency translation on the Consolidated Statements of Operations.

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is to borrow local currency under the Company’s revolving credit facility to partially or fully fund the investment or by entering into foreign currency forward contracts.

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and sales of foreign currency forward contracts having the same notional value, settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date.

The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 8. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $603,782 of equity offering costs and $431,600 of organization costs.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of December 31, 2018 and December 31, 2017, there were $1,695,193 and $856,042, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively. As of December 31, 2017, no loans had been placed on non-accrual status by the Company.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2018, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2018, the Company expensed an excise tax of $112,001, of which $111,921 remained payable. For the year ended December 31, 2017 the Company expensed an excise tax of $22,985, of which $22,985 remained payable. There were no excise tax expenses or payables for the years ended December 31, 2016.

CBDC Universal Equity, Inc. is a taxable entity (the “Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the year ended December 31, 2018, the Company recognized a benefit/(provision) for income taxes of $(87,779) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2018, there is a corresponding net deferred tax liability of $304,928 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $604,402 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and (ii) a deferred tax asset of $299,474 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Taxable Subsidiary.

For the year ended December 31, 2017, the Company recognized a benefit/(provision) for income taxes of $(217,149), which was the net effect of a deferred tax liability of $285,381 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and a deferred tax asset of $68,232 resulting from unrealized depreciation on investments of the Taxable Subsidiary. There were no deferred tax assets or liabilities related to the taxable Subsidiary at December 31, 2016.

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

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure for Fair Value Measurement” which modifies disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

For the years ended December 31, 2018 and 2017 and 2016, the Company incurred administrative services expenses of $652,390, $566,359 and $523,047, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $178,461 and $232,779, respectively, were payable at December 31, 2018 and 2017.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the

Company’s Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings, which are included as Directors’ fees on the Consolidated Statements of Operations.

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the years ended December 31, 2018 and 2017, and 2016, the Company incurred expenses of $777,761 and $667,788 and $622,673, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $204,602 and $174,043, respectively, were payable at December 31, 2018 and 2017.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred management fees, which are net of waived amounts, of $3,384,980, $2,717,199 and $1,701,168, respectively, of which $963,009 and $734,504, respectively, were payable at December 31, 2018 and 2017.

The Advisor has voluntarily waived its right to receive management fees on the investment in GACP II for any period in which GACP II remains in the investment portfolio. For the year ended December 31, 2018 management fees of $59,894 was waived attributable to the Company’s investment in GACP II.

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

At the 2018 Annual Meeting of Stockholders, the Company received shareholder approval to extend the end of the Commitment Period to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the income incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

Upon a Qualified IPO and the Advisor begins to earn income incentive fees, the Advisor will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investment in GACP II.

For the years ended December 31, 2018, 2017 and 2016, the Company incurred income incentive fees, which are net of waived amounts, of $554,978, $1,622,836 and $525,493, respectively, of which $0 and $504,295 were payable at December 31, 2018 and 2017.

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

No capital gains incentive fees were incurred for the years ended December 31, 2018, 2017 and 2016.

From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Amounts payable to the Advisor are settled in the normal course of business without formal payment terms. See Note 8. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the years ended December 31, 2018, 2017 and 2016, the Company recorded directors’ fees of $290,000, $290,000 and $288,042, respectively, of which $62,063 and $57,063, respectively, were payable at December 31, 2018 and 2017.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of December 31, 2018 and December 31, 2017, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at December 31, 2018:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$380,078,748	$379,296,186	$(782,562)
Senior Secured Second Lien	83,029,256	75,797,646	(7,231,610)
Unsecured Debt	7,228,521	7,262,841	34,320
Preferred Stock	1,891,892	2,270,352	378,460
Common Stock	28,452,264	28,714,699	262,435

Total Investments	$500,680,681	$493,341,724	$(7,338,957)

Investments at fair value consisted of the following at December 31, 2017:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$230,985,313	$233,486,423	$2,501,110
Senior Secured Second Lien	70,727,664	70,064,245	(663,419)
Unsecured Debt	5,562,528	5,641,565	79,037
Preferred Stock	1,891,892	2,011,108	119,216
Common Stock & Other	8,048,509	7,923,331	(125,178)

Total Investments	$317,215,906	$319,126,672	$1,910,766

The industry composition of investments at fair value at December 31, 2018 and December 31, 2017 is as follows:

Industry	Fair Value December 31, 2018	Percentage of Fair Value	Fair Value December 31, 2017	Percentage of Fair Value
Automobiles & Components	$28,330,364	5.74%	$18,849,183	5.91%
Capital Goods	18,428,725	3.74	17,096,221	5.36
Commercial & Professional Services	113,762,203	23.06	70,309,935	22.03
Consumer Durables & Apparel	2,622,500	0.53	3,030,000	0.95
Consumer Services	53,523,125	10.85	32,380,725	10.15
Diversified Financials	29,962,766	6.07	3,531,247	1.11
Energy	296,629	0.06	311,446	0.10
Food & Staples Retailing	6,637,313	1.35	7,337,663	2.30
Food, Beverage & Tobacco	3,510,000	0.71	736,837	0.23
Health Care Equipment & Services	103,923,291	21.06	72,937,130	22.85
Household & Personal Products	3,292,223	0.67	2,225,440	0.70
Insurance	9,035,119	1.83	3,659,282	1.15
Materials	10,411,798	2.11	2,669,277	0.84
Media	3,544,140	0.72	5,994,211	1.88
Pharmaceuticals, Biotechnology & Life Sciences	8,228,979	1.67	426,596	0.13
Retailing	18,450,967	3.74	7,328,350	2.29
Software & Services	67,903,178	13.76	61,214,515	19.18
Technology Hardware & Equipment	4,785,431	0.97	4,992,098	1.56
Transportation	6,692,973	1.36	4,096,516	1.28

Total Investments	$493,341,724	100.00%	$319,126,672	100.00%

The geographic composition of investments at fair value at December 31, 2018 and December 31, 2017 is as follows:

Geographic Region	Fair Value December 31, 2018	Percentage of Fair Value	Fair Value December 31, 2017	Percentage of Fair Value
United States	$480,204,140	97.34%	$313,187,359	98.14%
United Kingdom	10,861,848	2.20	3,556,293	1.11
France	2,275,736	0.46	2,383,020	0.75

Total Investments	$493,341,724	100.00%	$319,126,672	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2018:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$62,191,471	$317,104,715	$379,296,186
Senior Secured Second Lien	—	21,940,428	53,857,218	75,797,646
Unsecured Debt	—	—	7,262,841	7,262,841
Preferred Stock	—	—	2,270,352	2,270,352
Common Stock	—	—	11,536,391	11,536,391

Subtotal	$—	$84,131,899	$392,031,517	$476,163,416

Investment Measured at NAV (1)				17,178,308

Total Investments				$493,341,724

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2018, based off of the fair value hierarchy at December 31, 2018:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2018	$153,914,784	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490
Amortized discounts/premiums	1,320,775	440,148	23,862	—	—	1,784,785
Paid in-kind interest	347,393	—	104,554	—	—	451,947
Net realized gain (loss)	(97,532)	(6,245)	—	—	—	(103,777)
Net change in unrealized appreciation (depreciation)	(682,154)	(5,980,739)	(44,718)	259,244	70,614	(6,377,753)
Purchases	223,929,702	22,630,106	1,537,578	—	3,542,446	251,639,832
Sales/return of capital/principal repayments/paydowns	(77,266,565)	(21,345,735)	—	—	—	(98,612,300)
Transfers in	15,638,312	11,487,981	—	—	—	27,126,293
Transfers out	—	—	—	—	—	—

Balance as of December 31, 2018	$317,104,715	$53,857,218	$7,262,841	$2,270,352	$11,536,391	$392,031,517

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2018	$471,869	$(5,724,061)	$(44,718)	$259,244	$70,614	$(4,967,052)

During the year ended December 31, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,126,293 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

During the year ended December 31, 2017, the Company recorded $5,197,500 in transfers from Level 3 to Level 2 and $11,793,693 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$237,842,174	Discounted Cash Flows	Discount Rate	6.8%-11.8% (8.4%)
	$6,299,473	Enterprise Value	Comparable EBITDA Multiple	9.1x
	$73,111,885	Broker Quoted	Broker Quote	N/A
Senior Secured Second Lien	$53,857,218	Discounted Cash Flows	Discount Rate	7.2%-28.6% (13.8%)
Unsecured Debt	$7,262,841	Discounted Cash Flows	Discount Rate	11.0%-16.8% (11.6%)
Preferred Stock	$2,270,352	Market Multiple	Comparable EBITDA Multiple	15.0x
Common Stock	$11,536,391	Market Multiple	Comparable EBITDA Multiple	7.2x-15.1x (12.4	x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$153,914,784	Discounted Cash Flows	Discount Rate	5.6%-9.5% (6.9%)
Senior Secured Second Lien	$46,631,702	Discounted Cash Flows	Discount Rate	8.0%-14.3% (11.0%)
Unsecured Debt	$5,641,565	Discounted Cash Flows	Discount Rate	11.0%-14.9% (11.4%)
Preferred Stock	$2,011,108	Market Multiple	Comparable EBITDA Multiple	15.8x
Common Stock	$7,923,331	Market Multiple	Comparable EBITDA Multiple	7.4x-15.8x (11.7	x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2018 and December 31, 2017. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of December 31, 2018 and December 31, 2017, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Aggregate Principal Amount Committed	Drawn Amount(4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175,000,000	$159,628,575	$15,371,425	$159,628,575
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II(3)(5)	85,000,000	78,309,591	7,248,258	77,774,610

Total Debt	$260,000,000	$237,938,166	$22,619,683	$237,403,185

	December 31, 2017
	Aggregate Principal Amount Committed	Drawn Amount(4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$125,000,000	$86,628,575	$38,371,425	$86,628,575
Revolving Credit Facility	—	—	—	—
Revolving Credit Facility II(3)(5)	75,000,000	65,309,591	9,955,454	65,075,395

Total Debt	$200,000,000	$151,938,166	$48,326,879	$151,703,970

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between drawn amount and the carrying value is attributable to the effect of foreign currency translation adjustments.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility and Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2018 and December 31, 2017, was $77,751,742 and $65,044,546, respectively.

As of December 31, 2018 and December 31, 2017, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of December 31, 2018 and December 31, 2017, deferred financing costs related to the SPV Asset Facility were $1,636,402 and $776,117, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Revolving Credit Facility II

On June 29, 2017, the Company entered into the “Revolving Credit Facility II” with Capital One, National Association (“CONA”), as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. Proceeds from the Revolving Credit Facility II may be used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the Committed Lender are secured by a first priority security interest in the unused capital commitments (See Note 8. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility II contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility II is $75 million, subject to availability under the borrowing base.

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

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on an effective yield basis. As of December 31, 2018 and December 31, 2017, deferred financing costs related to the Revolving Credit Facility II were $58,791 and $79,925, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Revolving Credit Facility

On June 29, 2015, the Company entered into the “Revolving Credit Facility” with Natixis, New York Branch (“Natixis”), as administrative agent (the “Administrative Agent”), and Natixis and certain of its affiliates as lenders. Proceeds from the Revolving Credit Facility may be used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the lenders are secured by a first priority security interest in the unused capital commitments (See Note 8. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility is $75 million, subject to availability under the borrowing base. On October 23, 2015, the Company amended the Revolving Credit Facility to include a multi-currency tranche allowing the Company to borrow up to 15% of the principal amount committed under an alternative currency including Euro, Canadian Dollar and Pound Sterling (GBP). On June 29, 2016, the Company amended the Revolving Credit Facility decreasing the facility limit from $75 million to $50 million and extending the maturity date to June 29, 2017. The Company paid down in full and terminated the Revolving Credit Facility on June 29, 2017.

Borrowings under the Revolving Credit Facility bore interest at either (i) London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor or (ii) at lenders’ cost of funds plus a margin. The Company paid unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility. Interest was payable monthly in arrears.

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the years ended December 31, 2018, 2017 and 2016, were as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Borrowing interest expense	$7,502,040	$4,308,034	$1,915,615
Facility fees	187,364	227,331	182,240
Amortization of financing costs	761,110	767,545	608,973

Total	$8,450,514	$5,302,910	$2,706,828

Weighted average interest rate	4.11%	3.23%	2.45%
Average outstanding balance	$182,328,466	$133,486,128	$78,294,459

Note 7. Derivatives

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statement of Assets and Liabilities as due to/due from broker. There has been no cash collateral received or paid from the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties.

For the period from December 7, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $7,974,709. The Company did not hold any derivative instruments prior to December 7, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of December 31, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$17,406	$—	$17,406	$—	$17,406

Total	$17,406	$—	$17,406	$—	$17,406

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The Company did not hold any derivative instruments as of December 31, 2017.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the year ended December 31, 2018 was as follows:

For the year ended December 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	17,406

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$17,406

The Company did not hold any derivative instruments during the years ended December 31, 2017 and 2016.

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2018 and December 31, 2017, the Company had unfunded commitments denominated in USD totaling $50,145,587 and $21,116,031, respectively, under loan and financing agreements. The Company also had outstanding an unfunded commitment denominated in GBP totaling £4,183,722 and £377,841 at December 31, 2018 and December 31, 2017, respectively.

Other Commitments and Contingencies

As of December 31, 2018, the Company had $405.6 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $139.6 million as of December 31, 2018.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the year ended December 31, 2018, the Advisor allocated to the Company $215,636 of equity offering costs and $154,143 of organization costs, of which $136,235 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2018. Since June 26, 2015 (Commencement) through December 31, 2018, the Advisor has allocated to the Company $603,782 of equity offering costs and $431,600 of organization costs.

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

Note 9. Stockholders’ Equity

Since commencement, the Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $139.6 million and $220.7 million as of December 31, 2018 and 2017, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2018, 2017 and 2016:

	For the year ended
	December 31, 2018
Quarter Ended	Shares	Amount
December 31, 2018	1,747,841	$35,000,000
September 30, 2018	1,249,626	25,000,000
June 30, 2018	991,916	20,000,000
March 31, 2018	741,876	15,000,000

Total Capital Drawdowns	4,731,259	$95,000,000

	For the year ended
	December 31, 2017
Quarter Ended	Shares	Amount
December 31, 2017	490,822	$10,000,000
September 30, 2017	488,138	10,000,000
June 30, 2017	490,701	10,000,000
March 31, 2017	744,085	15,000,000

Total Capital Drawdowns	2,213,746	$45,000,000

	For the year ended
	December 31, 2016
Quarter Ended	Shares	Amount
December 31, 2016	352,627	$7,000,000
September 30, 2016	613,121	12,000,000
June 30, 2016	728,256	14,000,000
March 31, 2016	624,382	12,000,000

Total Capital Drawdowns	2,318,386	$45,000,000

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

At December 31, 2018 and 2017, CCG LP and its affiliates owned 2.50% and 3.32%, respectively, of the outstanding common shares of the Company.

For the year ended December 31, 2018, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2018	$5,343,316	$0.40
September 30, 2018	$4,464,639	$0.38
June 30, 2018	$3,876,874	$0.37
March 31, 2018	$3,035,614	$0.32

For the year ended December 31, 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2017	$2,707,232	$0.31
September 30, 2017	$2,470,579	$0.30
June 30, 2017	$2,169,823	$0.29
March 31, 2017	$1,994,047	$0.28

For the year ended December 31, 2016 distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2016	$2,400,000	$0.38
September 30, 2016	$1,543,640	$0.26
June 30, 2016	$1,164,992	$0.22
March 31, 2016	$1,130,001	$0.24

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2018 and December 31, 2017, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Net increase (decrease) in net assets resulting from operations	$8,114,574	$9,055,186	$11,768,693
Weighted average common shares outstanding	10,719,485	7,562,447	5,191,589
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.76	$1.20	$2.27

Note 11. Income Taxes

The tax character of shareholder distributions attributable to the years ended December 31, 2018, 2017 and 2016, were as follows:

	2018	2017	2016
Ordinary Income (1)	$16,720,443	$9,341,681	$ 6,238,633
Capital Gains	—	—	—

Total	$16,720,443	$9,341,681	$ 6,238,633

(1)

For years ended December 31, 2018, 2017 and 2016, 100%, 100% and 100%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the years ended December 31, 2018, 2017 and 2016, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of wash sales, organizational expenses, partnership basis adjustments and defaulted bond income accruals is as follows:

	2018	2017	2016
Undistributed net investment income	$2,454,033	$774,114	68,766
Other temporary differences	(366,318)	(240,948)	(118,284)
Post October loss deferrals	—	—	(16,464)
Capital loss carryover	(916,424)	(441,103)	(70,653)
Unrealized appreciation (depreciation)	(7,629,658)	1,981,571	2,435,646

Components of tax distributable earnings at year end	$(6,458,367)	$2,073,634	$2,299,011

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

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax returns remains subject to examination by the Internal Revenue Service.

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. For the years ended December 31, 2018, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows:

	2018	2017	2016
Paid-in capital in excess of par value	$(112,001)	$(22,985)	$—
Accumulated net realized gain (loss)	669,801	2,738	53,618
Distributions in excess of net investment income	(557,800)	20,247	(53,618)

Total	$—	$—	$—

The tax cost of the Company’s investments as of December 31, 2018, approximates their amortized cost.

As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$501,196,978

Gross unrealized appreciation	$8,332,193
Gross unrealized depreciation	(16,187,447)

Net unrealized investment depreciation	$(7,855,254)

As of December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$317,447,028

Gross unrealized appreciation	$5,965,295
Gross unrealized depreciation	(4,285,767)

Net unrealized investment appreciation	$1,679,528

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, relating to the common shares issued through December 31, 2018 pursuant to the Subscription Agreements:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$20.10	$20.08	$19.13	$20.00
Net investment income after tax	1.65	1.31	1.23	0.32
Net realized and unrealized gains (losses) on investments(2)	(0.83)	(0.09)	0.84	(0.87)

Net increase (decrease) in net assets resulting from operations	0.82	1.22	2.07	(0.55)

Distributions declared from net investment income(3)	(1.47)	(1.18)	(1.10)	(0.27)
Offering costs	(0.02)	(0.02)	(0.02)	(0.05)

Total increase (decrease) in net assets	(0.67)	0.02	0.95	(0.87)

Net asset value, end of period	$19.43	$20.10	$20.08	$19.13
Shares outstanding, end of period	13,358,289	8,597,116	6,376,850	4,056,316
Weighted average shares outstanding	10,719,485	7,562,447	5,191,589	2,855,996
Total return(4)	4.06%	5.99%	10.70%	(3.00	)% (5)

Ratio/Supplemental Data:
Net assets, end of period	$259,578,840	$172,799,989	$128,056,028	$77,586,238
Ratio of total expenses to average net assets(6)	7.33%	8.02%	7.17%	7.65	% (7)
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	3.06%	3.53%	4.08%	5.53	% (7)
Ratio of net investment income to average net assets	8.48%	6.45%	6.14%	3.17	% (7)
Ratio of interest and credit facility expenses to average net assets	4.01%	3.44%	2.59%	2.12	% (8)
Ratio of incentive fees to average net assets	0.26%	1.05%	0.50%	—%
Portfolio turnover rate	27.89%	19.27%	34.36%	4.08	% (5)
Asset coverage ratio(9)	2.08	2.13	2.35	2.42

*     The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Not annualized.
(6)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 7.36% for the year ended December 31, 2018. The GACP II investment was made in 2018, and as such, the 2017, 2016 and 2015 ratios were not affected.

(7)	Annualized except for organization expenses.
(8)	Annualized.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2018	Quarter Ended September 30, 2018	Quarter Ended June 30, 2018	Quarter Ended March 31, 2018
Investment income	$10,509,444	$8,723,747	$7,250,952	$6,810,981
Total expenses	4,426,445	3,848,527	3,503,981	3,666,888

Net investment income before taxes	6,082,999	4,875,220	3,746,971	3,144,093
Income and excise taxes	113,743	880	7,600	(779)

Net investment income after taxes	5,969,256	4,874,340	3,739,371	3,144,872

Net realized and unrealized gains	(7,670,751)	(81,928)	(1,438,596)	(334,211)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(105,053)	11,775	(25,907)	31,406

Net increase in net assets resulting from operations after tax	$(1,806,548)	$4,804,187	$2,274,868	$2,842,067

Net investment income per share (basic and diluted)	$0.47	$0.43	$0.38	$0.36

Net increase in net assets resulting from operations per share (basic and diluted)	$(0.14)	$0.42	$0.23	$0.32

Weighted average shares outstanding	12,724,993	11,394,307	9,902,467	8,805,686

Net asset value per share	$19.43	$19.97	$19.93	$20.08

	Quarter Ended December 31, 2017	Quarter Ended September 30, 2017	Quarter Ended June 30, 2017	Quarter Ended March 31, 2017
Investment income	$6,348,868	$6,186,137	$5,291,948	$4,464,724
Total expenses	3,467,413	3,330,110	3,017,321	2,543,794

Net investment income before taxes	2,881,455	2,856,027	2,274,627	1,920,930
Income and excise taxes	23,785	—	1,600	89

Net investment income after taxes	2,857,670	2,856,027	2,273,027	1,920,841

Net realized and unrealized gains	(2,823,346)	(124,870)	698,365	1,614,621
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	162,996	(380,145)	—	—

Net increase in net assets resulting from operations after tax	$197,320	$2,351,012	$2,971,392	$3,535,462

Net investment income per share (basic and diluted)	$0.35	$0.36	$0.31	$0.28

Net increase in net assets resulting from operations per share (basic and diluted)	$0.03	$0.30	$0.40	$0.52

Weighted average shares outstanding	8,195,337	7,848,043	7,446,092	6,741,198

Net asset value per share	$20.10	$20.40	$20.41	$20.30

	Quarter Ended December 31, 2016	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016	Quarter Ended March 31, 2016
Investment income	$5,018,071	$3,456,059	$2,903,519	$2,510,128
Total expenses	2,402,654	1,873,387	1,765,906	1,436,071

Net investment income before taxes	2,615,417	1,582,672	1,137,613	1,074,057
Income taxes	—	800	—	800

Net investment income after taxes	2,615,417	1,581,872	1,137,613	1,073,257

Net realized and unrealized gains	1,738,326	1,622,872	1,883,598	115,738

Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	—	—	—	—

Net increase in net assets resulting from operations after tax	$4,353,743	$3,204,744	$3,021,211	$1,188,995

Net investment income per share (basic and diluted)	$0.43	$0.29	$0.23	$0.25

Net increase in net assets resulting from operations per share (basic and diluted)	$0.72	$0.58	$0.62	$0.28

Weighted average shares outstanding	6,085,231	5,510,123	4,881,504	4,276,179

Net asset value per share	$20.08	$19.77	$19.49	$19.15

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2018 and for the year ended December 31, 2018.

The Company issued common shares and received gross proceeds of approximately $26 million subsequent to December 31, 2018.

CBDC Senior Loan Fund LLC (Senior Loan Fund), an unconsolidated Delaware limited liability company, was formed on September 26, 2018. On January 11, 2019, the Company, along with Masterland Enterprise Holdings Ltd. (Masterland), executed an amended and restated LLC agreement for the Senior Loan Fund. The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. The Company and Masterland have each committed to fund $40 million to the Senior Loan Fund. The Senior Loan Fund commenced investment operations in March 2019 and the Company has funded $17.5 million of its $40 million commitment.

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

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2019 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2.	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Investment Advisory Agreement, dated June 2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.2	Administration Agreement, dated June 2, 2015, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.8	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.9	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

10.10	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.11	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.12	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

24	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: March 22, 2019	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: March 22, 2019	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Mike L. Wilhelms, George P. Hawley, Joseph A. Hanlon and Jonathan R. Insull, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2019.

Signature	Title

/s/ Jason A. Breaux Jason A. Breaux	Chief Executive Officer

/s/ Mike L. Wilhelms Mike L. Wilhelms	Chief Financial Officer

/s/ George G. Strong, Jr. George G. Strong, Jr.	Director and Chairman of the Audit Committee

/s/ Steven F. Strandberg Steven F. Strandberg	Director

/s/ Michael S. Segal Michael S. Segal	Director