Form 10-Q
period 2019-03-31
Crescent Capital BDC, Inc.
filed 2019-05-10
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 10, 2019 was 16,245,817.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $507,304,573 and $500,680,681, respectively)	$502,994,605	$493,341,724
Investments, controlled and affiliated, at fair value (cost of $17,500,000 and $0, respectively)	17,259,320	—
Cash and cash equivalents	11,362,471	9,809,812
Cash denominated in foreign currency (cost of $648,201 and $580,874, respectively)	631,084	559,011
Receivable for investments sold	765,119	37,427
Interest receivable	1,974,640	1,334,535
Unrealized appreciation on foreign currency forward contracts	108,574	17,406
Prepaid expenses and other assets	126,404	20,041
Total assets	$535,222,217	$505,119,956
Liabilities
Debt (net of deferred financing costs of $1,518,357 and $1,695,193, respectively)	$233,506,108	$235,707,992
Unrealized depreciation on foreign currency forward contracts	118,542	—
Payable for investments purchased	2,006,855	299,570
Distributions payable	6,028,462	5,343,316
Management fees payable - affiliate	987,274	963,009
Due to Advisor - affiliate	101,203	136,235
Due to Administrator - affiliate	301,305	178,461
Professional fees payable	293,643	254,929
Directors’ fees payable	134,563	62,063
Interest and other debt financing costs payable	2,025,389	1,849,983
Deferred tax liability	753,992	304,928
Accrued expenses and other liabilities	316,480	440,630
Total liabilities	$246,573,816	$245,541,116
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 14,703,566 and 13,358,289 shares issued and outstanding, respectively)	14,704	13,358
Paid-in capital in excess of par value	292,259,610	266,023,849
Distributable earnings (accumulated loss)	(3,625,913)	(6,458,367)
Total Net Assets	$288,648,401	$259,578,840
Total Liabilities and Net Assets	$535,222,217	$505,119,956
Net asset value per share	$19.63	$19.43

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Investment Income:
From non-controlled and non-affiliated investments:
Interest income	$10,623,524	$6,639,590
Paid-in-kind interest	165,250	39,084
Dividend income	423,403	—
Other income	243,579	132,307
From controlled and affiliated investments:
Interest income	—	—
Dividend income	—	—
Other income	—	—
Total investment income	11,455,756	6,810,981
Expenses:
Interest and other debt financing costs	2,809,476	1,651,960
Management fees	1,890,126	1,208,594
Income incentive fees	1,024,378	554,977
Directors’ fees	72,500	72,500
Professional fees	192,171	185,448
Organization expenses	42,187	24,338
Other general and administrative expenses	520,617	439,913
Total expenses	6,551,455	4,137,730
Management and income incentive fees waived	(1,927,230)	(470,842)
Net expenses	4,624,225	3,666,888
Net investment income before taxes	6,831,531	3,144,093
Income and excise taxes	2,343	(779)
Net investment income after taxes	6,829,188	3,144,872
Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Non-controlled and non-affiliated investments	(260,802)	(175,123)
Foreign currency transactions	13,304	2,134
Net change in unrealized appreciation (depreciation) on:
Non-controlled and non-affiliated investments and foreign currency translation	2,996,345	(161,222)
Controlled and affiliated investments	(240,680)	—
Foreign currency forward contracts	(27,374)	—
Net realized and unrealized gains (losses) on investments	2,480,793	(334,211)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(449,065)	31,406
Net increase (decrease) in net assets resulting from operations	$8,860,916	$2,842,067
Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.61	$0.32
Net investment income per share (basic and diluted):	$0.47	$0.36
Weighted average shares outstanding (basic and diluted):	14,464,405	8,805,686

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Paid in Capital in	Distributable	Total
	Shares	Par Amount	Excess of Par	Earnings	Net Assets
Balance at December 31, 2017	8,597,116	$8,597	$170,755,891	$2,035,501	$172,799,989
Net increase (decrease) in net assets resulting from operations:	—	—	—	—	—
Net investment income	—	—	—	3,144,872	3,144,872
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(172,989)	(172,989)
Net change in unrealized appreciation/(depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(161,222)	(161,222)
Benefit/(Provision) for taxes on unrealized appreciate/(depreciation) on investments	—	—	—	31,406	31,406
Shareholder distributions:
Issuance of common stock	741,876	742	14,999,258	—	15,000,000
Issuance of common shares pursuant to dividend reinvestment plan	4,235	4	85,616	—	85,620
Equity offering costs	—	—	(34,047)	—	(34,047)
Distributions to shareholders	—	—	—	(3,035,614)	(3,035,614)
Total increase (decrease) for the three months ended March 31, 2018	746,111	746	15,050,827	(193,547)	14,858,026
Balance at March 31, 2018	9,343,227	$9,343	$185,806,718	$1,841,954	$187,658,015
Distributions to shareholders per share for the three months ended March 31, 2018	-	$-	$-	$0.32	$0.32

Balance at December 31, 2018	13,358,289	$13,358	$266,023,849	$(6,458,367)	$259,578,840
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,829,188	6,829,188
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(247,498)	(247,498)
Net change in unrealized appreciation/(depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	2,728,291	2,728,291
Benefit/(Provision) for taxes on unrealized appreciate/(depreciation) on investments	—	—	—	(449,065)	(449,065)
Shareholder distributions:
Issuance of common stock	1,330,128	1,330	25,998,670	—	26,000,000
Issuance of common shares pursuant to dividend reinvestment plan	15,149	16	296,107	—	296,123
Equity offering costs	—	—	(59,016)	—	(59,016)
Distributions to shareholders	—	—	—	(6,028,462)	(6,028,462)
Total increase (decrease) for the three months ended March 31, 2019	1,345,277	1,346	26,235,761	2,832,454	29,069,561
Balance at March 31, 2019	14,703,566	14,704	292,259,610	(3,625,913)	288,648,401
Distributions to shareholders per share for the three months ended March 31, 2019	-	$-	$-	$0.41	$0.41

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,860,916	$2,842,067
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(63,382,349)	(42,166,463)
Paid-in-kind interest income	(165,250)	(39,084)
Proceeds from sales of investments and principal repayments	39,934,565	33,205,955
Net realized (gain) loss on investments	260,802	175,123
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(2,755,665)	161,222
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	27,374	—
Amortization of premium and accretion of discount, net	(771,660)	(485,989)
Amortization of deferred financing costs	176,836	195,064
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(727,692)	(969,849)
(Increase) decrease in interest receivable	(640,105)	(325,553)
(Increase) decrease in prepaid expenses and other assets	(106,363)	38,717
Increase (decrease) in payable for investments purchased	1,707,285	2,206,425
Increase (decrease) in management fees payable - affiliate	24,265	3,248
Increase (decrease) in income incentive fees payable - affiliate	—	47,235
Increase (decrease) in due to Advisor - affiliate	(35,032)	19,462
Increase (decrease) in due to Administrator - affiliate	122,844	(41,108)
Increase (decrease) in professional fees payable	38,714	(80,166)
Increase (decrease) in directors' fees payable	72,500	5,750
Increase (decrease) in interest and credit facility fees and expenses payable	175,406	43,871
Increase (decrease) in deferred tax liability	449,064	(31,406)
Increase (decrease) in accrued expenses and other liabilities	(124,150)	(16,596)
Net cash provided by (used for) operating activities	(16,857,695)	(5,212,075)
Cash flows from financing activities:
Issuance of common stock	26,000,000	15,000,000
Distributions paid	(5,047,193)	(2,621,612)
Equity offering costs	(59,016)	(34,047)
Borrowings on debt	34,583,890	22,500,000
Repayments on debt	(37,000,000)	(29,500,000)
Net cash provided by (used for) financing activities	18,477,681	5,344,341
Effect of exchange rate changes on cash denominated in foreign currency	4,746	15,299
Net increase (decrease) in cash, cash equivalents and foreign currency	1,624,732	147,565
Cash, cash equivalents and foreign currency, beginning of period	10,368,823	9,270,912
Cash, cash equivalents and foreign currency, end of period	$11,993,555	$9,418,477
Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,457,234	$1,352,979
Issuance of common stock pursuant to distribution reinvestment plan	$296,123	$85,620
Accrued but unpaid equity offering costs	$59,016	$34,047
Accrued but unpaid distributions	$6,028,462	$3,035,614

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2)	Senior Secured Second Lien	L + 850(3)	11.49%	05/2025	$9,072,563	$8,807,827	2.6%	$7,627,009
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450(4)	7.00%	01/2023	4,845,250	4,787,207	1.7	4,845,250
Auto-Vehicle Parts, LLC(2) (5) (6)	Senior Secured First Lien			01/2023	—	(6,767)	—	—
Continental Battery Company(2)	Senior Secured First Lien	L + 450(4)	7.00%	12/2022	4,003,500	3,948,043	1.4	4,003,500
Continental Battery Company(2) (5)	Senior Secured First Lien	L + 450(4)	7.00%	12/2022	5,701,919	5,603,407	2.0	5,701,919
Empire Auto Parts, LLC(2)	Senior Secured First Lien	L + 550(3)	8.10%	09/2024	2,487,500	2,441,548	0.9	2,487,500
Empire Auto Parts, LLC(2) (5) (6)	Senior Secured First Lien			09/2024	—	(7,241)	—	—
POC Investors, LLC(2)	Senior Secured First Lien	L + 550(3)	8.10%	11/2021	9,534,957	9,429,298	3.3	9,534,957
POC Investors, LLC(2) (5) (6)	Senior Secured First Lien			11/2021	—	(9,477)	—	—
					35,645,689	34,993,845	11.9	34,200,135
Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450(4)	7.00%	08/2021	3,000,000	3,000,000	1.0	3,000,000
Alion Science and Technology Corporation(2)	Unsecured Debt		11.00%	08/2022	6,542,905	6,415,134	2.3	6,542,905
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 550(3)	8.10%	12/2021	5,453,313	5,395,359	1.9	5,453,313
Midwest Industrial Rubber(2) (5)	Senior Secured First Lien	L + 550(3)	8.10%	12/2021	87,500	82,221	—	87,500
Potter Electric Signal Company(2) (5)	Senior Secured First Lien	P + 350(7)	9.00%	12/2022	376,200	372,017	0.1	373,950
Potter Electric Signal Company(2)	Senior Secured First Lien	L + 425(8)	7.06%	12/2023	2,518,125	2,492,378	0.9	2,505,535
Potter Electric Signal Company(2) (5) (6)	Senior Secured First Lien			12/2023	—	(6,508)	—	(3,500)
					17,978,043	17,750,601	6.2	17,959,703
Commercial & Professional Services
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(4)	5.75%	07/2021	817,884	818,062	0.2	698,142
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(4)	9.00%	07/2022	500,000	501,847	0.1	369,017
Allied Universal Holdco, LLC(2)	Senior Secured Second Lien	L + 850(4)	11.00%	07/2023	750,000	718,634	0.3	747,257
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475(4)	7.25%	05/2024	5,280,937	5,260,414	1.5	4,290,762
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5)	Senior Secured First Lien	L + 625(3)	7.25%	04/2023	375,000	361,461	0.1	375,000
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625(3)	7.25%	09/2023	6,026,687	5,914,180	2.1	6,099,007
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625(3)	8.85%	09/2023	628,064	616,690	0.2	635,600
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5) (6)	Senior Secured First Lien			09/2023	—	(7,630)	—	10,200
CHA Holdings, Inc(2)	Senior Secured First Lien	L + 450(3)	7.10%	04/2025	4,891,607	4,869,854	1.7	4,855,879
CHA Holdings, Inc(2) (5) (6)	Senior Secured First Lien			04/2025	—	(4,624)	—	(7,826)
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525(4)	7.74%	03/2022	8,860,475	8,748,232	3.1	8,860,475
DFS Intermediate Holdings, LLC(2) (5)	Senior Secured First Lien	L + 525(4)	7.74%	03/2022	4,066,579	3,983,928	1.4	4,066,579
GH Holding Company(2)	Senior Secured First Lien	L + 450(4)	7.00%	02/2023	1,485,000	1,478,979	0.5	1,485,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GI Revelation Acquisition LLC(2)	Senior Secured First Lien	L + 500(4)	7.50%	04/2025	$7,452,456	$7,418,080	2.5%	$7,312,723
Hepaco, LLC(2) (5) (6)	Senior Secured First Lien			08/2023	—	(2,978)	—	—
Hepaco, LLC(2)	Senior Secured First Lien	L + 475(4)	7.25%	08/2024	5,191,000	5,145,758	1.8	5,191,000
Hepaco, LLC(2) (5)	Senior Secured First Lien	L + 475(4)	7.25%	08/2024	4,006,753	3,967,891	1.4	4,006,753
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 550(3)	8.10%	07/2022	162,000	158,940	0.1	166,500
Jordan Healthcare Inc.(2)	Senior Secured First Lien	L + 550(3)	8.10%	07/2022	4,052,191	4,022,657	1.4	4,092,713
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 550(3)	8.10%	07/2022	703,449	693,927	0.2	715,505
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875(3)	11.35%	03/2025	8,101,633	7,910,731	2.7	7,922,762
MHS Acquisition Holdings, LLC(2) (5)	Senior Secured Second Lien	L + 875(3)	11.35%	03/2025	466,576	449,456	0.2	443,354
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK(3)	13.50%	03/2026	644,886	636,455	0.2	555,919
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK(3)	13.50%	03/2026	214,876	212,182	0.1	185,232
SavATree, LLC(2)	Senior Secured First Lien	L + 525(3)	7.85%	06/2022	3,986,045	3,934,902	1.4	3,986,045
SavATree, LLC(2) (5) (6)	Senior Secured First Lien			06/2022	—	(6,976)	—	—
SavATree, LLC(2) (5) (6)	Senior Secured First Lien			06/2022	—	(8,494)	—	—
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850(4)	10.99%	11/2024	5,000,000	4,898,640	1.7	5,000,000
USAGM HoldCo LLC(2)	Senior Secured Second Lien		11.00%	07/2023	2,380,952	2,344,055	0.8	2,372,244
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(4)	11.00%	07/2023	10,000,000	9,744,439	3.4	9,790,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 400(4)	6.50%	09/2025	14,925,000	14,889,845	5.2	14,878,359
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 575(4)	8.23%	01/2022	4,949,000	4,890,271	1.7	4,837,465
Xcentric Mold and Engineering Acquisition Company, LLC(2) (5)	Senior Secured First Lien	L + 575(4)	8.23%	01/2022	700,000	692,272	0.2	684,224
					106,619,050	105,252,080	36.2	104,625,890
Consumer Durables & Apparel
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600(3)	8.60%	06/2023	2,481,250	2,438,560	0.9	2,481,250
EiKo Global, LLC(2) (5)	Senior Secured First Lien	L + 600(3)	8.60%	06/2023	90,000	82,498	—	90,000
					2,571,250	2,521,058	0.9	2,571,250
Consumer Services
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 500(4)	7.50%	09/2022	3,022,743	2,994,867	1.1	3,056,970
Counsel On Call, LLC(2) (5) (6)	Senior Secured First Lien			09/2022	—	(1,318)	—	1,500
Iconic Group, Inc.(2)	Senior Secured First Lien	L + 500(4)	7.50%	05/2024	1,090,914	1,081,251	0.4	1,090,914
Iconic Group, Inc.(2) (5)	Senior Secured First Lien	L + 500(3)	7.61%	05/2024	100,000	97,842	—	100,000
Learn-It Systems, LLC(2) (5)	Senior Secured First Lien	L + 450(3)	7.11%	03/2025	4,400,000	4,297,125	1.5	4,334,391
Learn-It Systems, LLC(2) (5) (6)	Senior Secured First Lien			03/2025	—	(60,563)	—	(38,769)
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 450(4)	6.99%	03/2025	300,000	285,688	0.1	291,053
New Mountain Learning(2)	Senior Secured First Lien	L + 600(3)	8.60%	03/2024	2,217,583	2,179,737	0.7	2,052,588
New Mountain Learning(2) (5)	Senior Secured First Lien	L + 600(3)	8.60%	03/2024	575,000	565,086	0.2	530,358

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
NS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 475(4)	7.25%	09/2021	$3,084,102	$3,053,083	1.1%	$3,084,102
NS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien			09/2021	—	(2,183)	—	—
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 300(4)	5.50%	05/2025	3,630,548	3,614,423	1.2	3,594,242
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750(4)	10.00%	05/2026	9,333,333	9,241,999	3.2	9,286,667
Teaching Strategies LLC(2)	Senior Secured First Lien	L + 600(3)	8.60%	05/2024	9,304,687	9,099,392	3.2	9,332,602
Teaching Strategies LLC(2) (5) (6)	Senior Secured First Lien			05/2024	—	(13,419)	—	1,888
United Language Group, Inc.(2)	Senior Secured First Lien	L + 525(4)	7.75%	12/2021	5,124,700	5,048,013	1.7	5,124,700
Vistage Worldwide, Inc.(2)	Senior Secured First Lien	L + 400(4)	6.48%	02/2025	8,532,810	8,539,923	2.9	8,468,814
Wrench Group LLC(2) (5)	Senior Secured First Lien	L + 450(9)	7.08%	12/2023	246,913	242,859	0.1	246,913
Wrench Group LLC(2)	Senior Secured First Lien	L + 450(4)	7.00%	12/2024	4,703,185	4,661,364	1.7	4,703,184
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien			12/2024	—	(1,286)	—	—
					55,666,518	54,923,883	19.1	55,262,117
Diversified Financials
Vanguard Holdings Corp.(2)	Senior Secured First Lien	L + 550(4)	8.00%	09/2023	11,790,750	11,575,939	4.1	11,790,750
Vanguard Holdings Corp.(2) (5) (6)	Senior Secured First Lien			09/2023	—	(12,826)	—	—
Vanguard Holdings Corp.(2) (5)	Senior Secured First Lien	L + 550(4)	8.00%	09/2023	720,417	697,329	0.2	720,417
					12,511,167	12,260,442	4.3	12,511,167
Energy
BJ Services, LLC(2) (12)	Senior Secured First Lien	L + 1033(9)	12.96%	01/2023	7,500,000	7,427,554	2.6	7,500,000
BJ Services, LLC(2)	Senior Secured First Lien	L + 700(9)	9.63%	01/2023	5,000,000	4,951,806	1.7	5,000,000
					12,500,000	12,379,360	4.3	12,500,000
Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien	L + 575(3)	8.35%	06/2025	6,737,500	6,703,487	2.1	6,046,906
Food, Beverage & Tobacco
Mann Lake Ltd.(2)	Senior Secured First Lien	L + 500(3)	7.50%	10/2024	3,291,750	3,230,200	1.2	3,291,750
Mann Lake Ltd.(2) (5)	Senior Secured First Lien	L + 500(3)	7.60%	10/2024	330,000	313,470	0.1	330,000
					3,621,750	3,543,670	1.3	3,621,750
Health Care Equipment & Services
Ameda, Inc.(2)	Senior Secured First Lien	L + 700(4)	9.50%	09/2022	2,610,250	2,574,807	0.9	2,559,728
Ameda, Inc.(2) (5)	Senior Secured First Lien	L + 700(4)	9.50%	09/2022	187,500	183,635	0.1	181,693
Avalign Technologies, Inc.(2)	Senior Secured First Lien	L + 450(4)	7.00%	12/2025	14,962,500	14,817,348	5.1	14,887,687
Carestream Health, Inc.(10)	Senior Secured First Lien	L + 575(4)	8.25%	02/2021	200,118	200,149	0.1	196,116
Carestream Health, Inc.(10)	Senior Secured Second Lien	L + 950(4)	12.00%	06/2021	154,612	154,612	0.1	152,293
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(3)	6.85%	07/2021	360,527	361,889	0.1	313,208
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 550(4)	8.00%	01/2022	13,401,338	13,218,551	4.7	13,535,351
Centauri Health Solutions, Inc.(2) (5) (6)	Senior Secured First Lien			01/2022	—	(11,915)	—	15,750
CRA MSO, LLC(2)	Senior Secured First Lien	L + 475(4)	7.25%	12/2023	1,246,875	1,216,464	0.4	1,246,875

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CRA MSO, LLC(2) (5) (6)	Senior Secured First Lien			12/2023	$—	$(3,709)	—%	$—
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725(4)	9.75%	07/2024	5,735,294	5,605,895	2.0	5,677,941
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 500(4)	7.50%	10/2022	1,674,500	1,652,731	0.6	1,676,806
GrapeTree Medical Staffing, LLC(2) (5) (6)	Senior Secured First Lien			10/2022	—	(5,594)	—	620
MDVIP, Inc.(2)	Senior Secured First Lien	L + 425(4)	6.74%	11/2024	9,733,039	9,733,038	3.3	9,660,041
NMN Holdings III Corp.(2)	Senior Secured Second Lien	L + 775(4)	10.24%	11/2026	7,222,222	7,012,479	2.5	7,222,222
NMN Holdings III Corp.(2) (5) (6)	Senior Secured Second Lien			11/2026	—	(23,811)	—	—
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000(8)	12.65%	10/2023	4,307,480	4,185,603	1.5	4,279,338
Professional Physical Therapy(2)	Senior Secured First Lien	L + 100(4)	3.49%	12/2022	8,680,030	8,265,266	2.5	7,141,060
PT Network, LLC(2) (5)	Senior Secured First Lien	P + 450(7)	10.00%	11/2021	310,311	309,244	0.1	293,663
PT Network, LLC(2)	Senior Secured First Lien	L + 550(3)	8.30%	11/2021	4,698,827	4,686,144	1.6	4,503,266
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	P + 350(7)	9.00%	10/2023	110,000	107,290	—	108,500
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	L + 450(8)	7.38%	10/2024	200,032	192,677	0.1	196,035
Smile Brands, Inc.(2)	Senior Secured First Lien	L + 450(8)	7.38%	10/2024	2,094,750	2,075,154	0.7	2,084,276
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 575(3)	8.35%	10/2022	77,083	76,307	—	80,167
Smile Doctors LLC(2)	Senior Secured First Lien	L + 575(3)	8.35%	10/2022	3,197,199	3,163,757	1.1	3,229,171
Smile Doctors LLC(2) (5)	Senior Secured First Lien	P + 475(7)	10.25%	10/2022	939,753	935,404	0.3	960,296
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 400(4)	6.50%	01/2024	2,123,125	2,114,392	0.7	2,123,125
Upstream Rehabilition, Inc.(2) (5) (6)	Senior Secured First Lien			01/2024	—	(793)	—	—
Zest Acquisition Corp.	Senior Secured First Lien	L + 350(4)	5.99%	03/2025	8,897,130	8,897,719	2.9	8,307,695
					93,124,495	91,694,733	31.4	90,632,923
Household & Personal Products
Tranzonic(2)	Senior Secured First Lien	L + 475(4)	7.25%	03/2023	4,013,046	3,978,742	1.4	4,013,046
Tranzonic(2) (5)	Senior Secured First Lien	P + 375(7)	9.25%	03/2023	121,000	116,614	—	121,000
					4,134,046	4,095,356	1.4	4,134,046
Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien	L + 750(4)	10.00%	10/2026	4,632,123	4,620,932	1.6	4,608,962
Integro Parent Inc.(2)	Senior Secured First Lien	L + 575(3)	8.38%	10/2022	483,892	478,584	0.2	481,691
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925(3)	11.88%	10/2023	2,915,493	2,876,460	1.0	2,915,493
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925(3)	11.86%	10/2023	380,282	375,927	0.1	380,282
					8,411,790	8,351,903	2.9	8,386,428
Materials
Kestrel Parent, LLC(2) (5) (6)	Senior Secured First Lien			11/2023	—	(20,109)	—	—
Kestrel Parent, LLC(2)	Senior Secured First Lien	L + 600(4)	8.50%	11/2025	6,791,045	6,628,255	2.4	6,791,045
Maroon Group, LLC (2)	Senior Secured First Lien	L + 600(3)	8.60%	08/2022	2,431,603	2,411,672	0.8	2,431,603
Maroon Group, LLC (2) (5)	Senior Secured First Lien	P + 500(7)	10.50%	08/2022	154,000	151,223	0.1	154,000
See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Maroon Group, LLC(2) (5) (6)	Senior Secured First Lien			08/2022	$—	$(9,918)	—%	$—
					9,376,648	9,161,123	3.3	9,376,648
Media
Hoya Midco, LLC(2)	Senior Secured Second Lien	L + 875(4)	11.25%	06/2025	540,541	513,717	0.2	551,351
Pharmaceuticals, Biotechnology & Life Sciences
Amyris, Inc.(2) (10)	Senior Secured First Lien	P + 1400(7)	19.50%	07/2021	5,000,000	4,959,893	1.7	5,000,000
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 500(4)	7.62%	02/2023	3,220,468	3,180,483	1.1	3,220,468
Trinity Partners, LLC(2) (5) (6)	Senior Secured First Lien			02/2023	—	(7,009)	—	—
					8,220,468	8,133,367	2.8	8,220,468
Retailing
Slickdeals Holdings, LLC(2) (5) (6)	Senior Secured First Lien			06/2023	—	(16,791)	—	7,273
Slickdeals Holdings, LLC(2)	Senior Secured First Lien	L + 625(3)	8.85%	06/2024	10,827,291	10,560,960	3.8	10,935,565
Strategic Partners, Inc.(2)	Senior Secured First Lien	L + 375(4)	6.25%	06/2023	6,370,771	6,359,499	2.2	6,354,844
					17,198,062	16,903,668	6.0	17,297,682
Software & Services
Ansira Partners, Inc.(2) (5)	Senior Secured First Lien	L + 575(4)	8.25%	12/2022	236,182	231,428	0.1	233,798
Ansira Partners, Inc.(2)	Senior Secured First Lien	L + 575(4)	8.25%	12/2022	6,919,270	6,872,968	2.4	6,901,972
Avaap USA LLC(2)	Senior Secured First Lien	L + 475(4)	7.25%	03/2023	1,831,500	1,801,430	0.6	1,831,500
Avaap USA LLC(2) (5) (6)	Senior Secured First Lien			03/2023	—	(2,781)	—	—
Avaap USA LLC(2) (5)	Senior Secured First Lien	L + 475(4)	7.25%	03/2023	61,250	55,687	—	61,250
Benesys, Inc.(2)	Senior Secured First Lien	L + 425(4)	6.75%	10/2024	1,443,000	1,422,748	0.5	1,443,000
Benesys, Inc.(2) (5) (6)	Senior Secured First Lien			10/2024	—	(2,067)	—	—
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 475(4)	7.25%	08/2023	10,391,750	10,251,542	3.7	10,495,668
C-4 Analytics, LLC(2) (5) (6)	Senior Secured First Lien			08/2023	—	(7,687)	—	6,000
Claritas, LLC(2) (5) (6)	Senior Secured First Lien			12/2023	—	(2,979)	—	(2,981)
Claritas, LLC(2)	Senior Secured First Lien	L + 600(3)	8.50%	12/2023	1,142,812	1,131,450	0.4	1,131,457
List Partners, Inc.(2)	Senior Secured First Lien	L + 500(4)	7.50%	01/2023	4,658,125	4,584,847	1.6	4,704,706
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien			01/2023	—	(10,354)	—	14,000
Mediaocean LLC	Senior Secured First Lien	L + 425(4)	6.75%	08/2022	8,350,227	8,309,483	2.9	8,329,351
Ruffalo Noel Levitz, LLC(2) (5) (6)	Senior Secured First Lien			05/2022	—	(4,198)	—	(1,500)
Ruffalo Noel Levitz, LLC(2)	Senior Secured First Lien	L + 600(8)	8.69%	05/2022	2,550,000	2,514,012	0.9	2,537,250
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien		PIK 15.00%	10/2024	2,859,121	2,633,741	1.0	2,859,121
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien		PIK 15.00%	10/2024	4,703,478	4,286,559	0.6	1,599,183
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien		PIK 15.00%	10/2024	6,155,879	5,619,108	0.7	2,092,999
Transportation Insight, LLC(2) (5)	Senior Secured First Lien	L + 450(4)	7.00%	12/2024	107,143	100,223	—	103,393
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 450(4)	7.00%	12/2024	5,246,850	5,197,922	1.8	5,220,616
Transportation Insight, LLC(2) (5) (6)	Senior Secured First Lien			12/2024	—	(11,647)	—	(6,450)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien			06/2023	$—	$(3,393)	—%	$—
Winxnet Holdings LLC(2)	Senior Secured First Lien	L + 600(4)	8.49%	06/2023	1,985,000	1,950,343	0.7	1,985,000
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien			06/2023	—	(6,791)	—	—
					58,641,587	56,911,594	17.9	51,539,333
Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050(3)	13.10%	02/2025	2,635,052	2,531,883	0.8	2,296,136
Transportation
Pilot Air Freight, LLC(2) (5)	Senior Secured First Lien	L + 475(4)	7.25%	10/2022	1,217,654	1,217,654	0.4	1,217,654
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 475(4)	7.25%	10/2022	5,458,502	5,427,961	1.9	5,458,502
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien			07/2024	—	(5,759)	—	—
					6,676,156	6,639,856	2.3	6,676,156
Total Debt Investments United States					$462,809,812	$455,265,626	155.3%	$448,410,089
Equity Investments
Automobiles & Components
AP Centric(2) (13)	Common Stock				927	927,437	0.1	425,635
Capital Goods
Alion Science and Technology Corporation(2) (13)	Common Stock				745,504	766,483	0.3	792,746
Commercial & Professional Services
MHS Acquisition Holdings, LLC(2) (13)	Common Stock				933	932,432	0.2	646,519
TecoStar Holdings, Inc.(2) (13)	Common Stock				500,000	500,000	0.2	661,555
Universal Services Equity Investments(2) (13)	Common Stock				1,000,000	1,000,000	1.0	2,897,018
USAGM HoldCo LLC(2) (13)	Common Stock				346,956	558,224	0.4	1,005,139
					1,847,889	2,990,656	1.8	5,210,231
Consumer Services
Legalshield(2) (13)	Common Stock				527	526,882	0.2	662,573
Diversified Financials
CBDC Senior Loan Fund LLC(5) (10) (14) (15)	Partnership Interest				17,500,000	17,500,000	6.0	17,259,320
GACP II(5) (10) (15)	Partnership Interest				17,250,534	17,250,534	6.1	17,818,084
					34,750,534	34,750,534	12.1	35,077,404
Health Care Equipment & Services
ExamWorks Group, Inc.(2) (13)	Common Stock				7,500	750,000	0.4	1,282,414
MDVIP, Inc.(2) (13)	Common Stock				46,807	666,667	0.3	759,820
NMN Holdings LP(2) (13)	Common Stock				11,111	1,111,111	0.4	1,131,600
					65,418	2,527,778	1.1	3,173,834
Insurance
Integro Parent Inc.(2) (13)	Common Stock				4,468	454,072	0.3	736,003
Materials
Kestrel Upperco, LLC(2) (13)	Common Stock, Class A				41,791	208,955	0.1	208,955
Media
Vivid Seats Ltd.(2) (13)	Common Stock				608,108	608,108	0.3	796,060
Vivid Seats Ltd.(2) (13)	Preferred Stock				1,891,892	1,891,892	0.8	2,340,327
					2,500,000	2,500,000	1.1	3,136,387
Retailing
Slickdeals Holdings, LLC(2) (13)	Common Stock				109	1,090,911	0.5	1,376,168

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Software & Services
SMS Systems Maintenance Services, Inc.(2) (13)	Common Stock				1,142,789	$1,144,520	—%	$—
Technology Hardware & Equipment
Onvoy, LLC(2) (13)	Common Stock, Class A				3,649	364,948	0.1	220,428
Onvoy, LLC(2) (13)	Common Stock, Class B				2,536	—	—	—
					6,185	364,948	0.1	220,428
Total Equity Investments United States					$41,106,141	$48,253,176	17.7%	$51,020,364
Total United States						$503,518,802	173.0%	$499,430,453
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(10)	Senior Secured First Lien	E + 475(16)	4.75%	04/2023	€1,994,499	2,110,618	0.8	2,247,451
Total Debt Investments France					€1,994,499	$2,110,618	0.8%	$2,247,451
Total France						$2,110,618	0.8%	$2,247,451
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(2) (10)	Senior Secured First Lien	L + 625(8) (17)	7.27%	12/2025	£6,067,416	7,382,370	2.6	7,668,965
Crusoe Bidco Limited(2) (5) (10)	Senior Secured First Lien			12/2025	—	—	—	(153,731)
					6,067,416	7,382,370	2.6	7,515,234
Software & Services
CB-SDG Limited(2) (5) (10)	Senior Secured First Lien	L + 650(18)	7.41%	07/2022	£773,654	1,171,037	0.3	1,008,111
CB-SDG Limited(2) (10)	Senior Secured First Lien	L + 650(18)	7.41%	07/2022	1,987,393	3,021,157	0.9	2,589,672
Total Debt Investments United Kingdom					£8,828,463	$11,574,564	3.8%	$11,113,017
Total United Kingdom						$11,574,564	3.8%	$11,113,017
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(2) (5) (6) (10)	Senior Secured First Lien			02/2025	€—	—	—	(62,908)
PharComp Parent B.V.(2) (10) (12)	Senior Secured First Lien	E + 650(16)	6.50%	02/2025	6,909,804	7,600,589	2.6	7,525,912
					6,909,804	7,600,589	2.6	7,463,004
Total Debt Investments Netherlands					$6,909,804	$7,600,589	2.6%	$7,463,004
Total Netherlands						$7,600,589	2.6%	$7,463,004
Total Investments						$524,804,573	180.2%	$520,253,925

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Prime ("P") or EURIBOR ("E") and which reset daily, monthly, quarterly or semiannually.  For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $288,648,401 as of March 31, 2019.
(1)

All positions held are non-controlled/non-affiliated investments, unless otherwise denoted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 "Summary of Significant Accounting Policies".
(3)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2019 was 2.60%. For some of these loans, the interest rate is based on the last reset date.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(4)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2019 was 2.49%. For some of these loans, the interest rate is based on the last reset date.

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

(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of March 31, 2019 was 5.50%.
(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of March 31, 2019 was 2.66%.For some of these loans, the interest rate is based on the last reset date.

(9)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2019 was 2.56%. For some of these loans, the interest rate is based on the last reset date.

(10)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition.

(11)	The investment is on non-accrual status as of March 31, 2019.
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

(13)	Non-income producing security.
(14)

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be a "controlled affiliated person" of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 "Agreements and Related Party Transactions".

(15)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(16)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of March 31, 2019 was (0.31)%. For some of these loans, the interest rate is based on the last reset date.

(17)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of March 31, 2019 was 0.95%.For some of these loans, the interest rate is based on the last reset date.

(18)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of March 31, 2019 was 0.85%. For some of these loans, the interest rate is based on the last reset date.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,974,709	GBP 5,885,394	12/01/2023	$(118,542)
Wells Fargo Bank, N.A.	USD 8,802,672	EUR 6,702,510	02/20/2024	108,574
				$(9,968)

EUREuro

GBPGreat British Pound

PIKPayment In-Kind

USDUnited States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

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

Consolidated Schedule of Investments (Unaudited)

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

Consolidated Schedule of Investments (Unaudited)

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

Consolidated Schedule of Investments (Unaudited)

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

Consolidated Schedule of Investments (Unaudited)

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

Consolidated Schedule of Investments (Unaudited)

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

Consolidated Schedule of Investments (Unaudited)

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

Consolidated Schedule of Investments (Unaudited)

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

March 31, 2019 (Unaudited)

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

On July 23, 2015, the Company formed CBDC Universal Equity, Inc. (the “Taxable Subsidiary”), a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. On February 25, 2016, the Company formed Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned subsidiary. The financial statements of these two entities are consolidated into the financial statements of the Company. All intercompany balances and transactions have been eliminated.

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

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ended December 31, 2019.

The Company does not consolidate its equity interest in CBDC Senior Loan Fund, LLC (the “Senior Loan Fund”). For further description of the Company's investment in the Senior Loan Fund see Note 4. Investments.

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

Investment Transactions

Investments purchased on a secondary market are recorded on the trade date. Loan originations are recorded on the date of the binding commitment. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

Investments in investment companies are valued at fair value. Fair values are generally determined utilizing the net asset value ("NAV") supplied by, or on behalf of, management of each investment company, which is net of management and incentive fees or allocations charged by the investment company and is in accordance with the "practical expedient", as defined by ASC 820. NAVs received by, or on behalf of, management of each investment company are based on the fair value of the investment company's underlying investments in accordance with policies established by management of each investment company, as described in each of their financial statements and offering memorandum. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

The Company has invested in Great American Capital Partners II LP (“GACP II”) which is an investment company and measured using the net asset value per share as a practical expedient for fair value. The investment in GACP II is not redeemable.  As of March 31, 2019 and December 31, 2018, the Company had an unfunded commitment to GACP II of $7,749,466 and $8,138,692, respectively.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2019, the Company recorded $8,426,042 in transfers from Level 3 to Level 2 and $7,522,789 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the three months ended March 31, 2018, the Company recorded $10,593,834 in transfers from Level 3 to Level 2 and $7,825,579 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of March 31, 2019 and December 31, 2018, there were $1,518,357 and $1,695,193, respectively, of deferred financing costs netted against debt balances on the Company's Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.4% and 1.3% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The fees for services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to the portfolio companies. The Company may also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount, loan administrative fees and market discount or premium are capitalized; such amounts are accreted or amortized into income over the life of the loan. Fees for providing managerial assistance to the portfolio companies are generally non-recurring and are recognized as revenue when services are provided.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2019, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the three months ended March 31, 2019, the Company expensed an excise tax of $0, of which $22,854 remained payable and relates to fiscal year 2018. For the three months ended March 31, 2018 the Company expensed an excise tax of $(779), of which $0 remained payable.

CBDC Universal Equity, Inc. is a taxable entity. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2019, the Company recognized a benefit/(provision) for income taxes of $(449,065) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of March 31, 2019, there is a corresponding net deferred tax liability of $753,992 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $1,032,378 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and (ii) a deferred tax asset of $278,386 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Taxable Subsidiary.

For the three months ended March 31, 2018, the Company recognized a benefit/(provision) for income taxes of $31,406, which was the net effect of a deferred tax liability of $282,977 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and a deferred tax asset of $97,234 resulting from unrealized depreciation on investments of the Taxable Subsidiary.

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

For the three months ended March 31, 2019 and 2018, the Company incurred administrative services expenses of $179,178 and $165,864, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $301,305 and $178,461, respectively, were payable at March 31, 2019 and December 31, 2018.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings, which are included as Directors' fees on the Consolidated Statements of Operations.

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three months ended March 31, 2019 and 2018, the Company incurred expenses of $219,394 and $177,106, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $219,366 and $204,602, respectively, were payable at March 31, 2019 and December 31, 2018.

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

For the three months ended March 31, 2019 and 2018, the Company incurred management fees, which are net of waived amounts, of $987,274 and $737,752, respectively, of which $987,274 and $963,009, respectively, were payable at March 31, 2019 and December 31, 2018.

The Advisor has voluntarily waived its right to receive management fees on the investment in GACP II for any period in which GACP II remains in the investment portfolio. For the three months ended March 31, 2019 management fees of $32,360 was waived attributable to the Company’s investment in GACP II.

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

For the three months ended March 31, 2019, the Company incurred income incentive fees, which are net of waived amounts, of $0, of which $0 was payable at March 31, 2019. For the three months ended March 31, 2018, the Company incurred income incentive fees of $554,977, of which $551,530 was payable at March 31, 2018.

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

No capital gains incentive fees were incurred for the three months ended March 31, 2019 and 2018.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three months ended March 31, 2019 and 2018, the Company recorded directors’ fees of $72,500 and $72,500, respectively, of which $134,563 and $62,063, respectively, were payable at March 31, 2019 and December 31, 2018.

Investments in and Advances to Affiliates

The company's investments in affiliates for the three months ended March 31, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$17,500,000	$—	$—	$(240,680)	$17,259,320	$—
Total Controlled Affiliates	$—	$17,500,000	$—	$—	$(240,680)	$17,259,320	$—

(1)

Together with Masterland Enterprise Holdings, Ltd. (“Masterland”, and collectively with the Company, the “Members”), the Company invests through the Senior Loan Fund. Although the Company owns more than 25% of the voting securities of the Senior Loan Fund, the Company does have control over the Senior Loan Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

(2)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(3)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The company did not hold any investments in affiliates for the three months ended March 31, 2018.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of March 31, 2019, all investments, except for Senior Loan Fund, are non-controlled/non-affiliated investments. As of December 31, 2018, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at March 31, 2019:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$384,276,893	$383,755,874	$(521,019)
Senior Secured Second Lien	85,010,733	78,193,631	(6,817,102)
Unsecured Debt	7,263,771	7,284,056	20,285
Preferred Stock	1,891,892	2,340,327	448,435
Common Stock and Other	46,361,284	48,680,037	2,318,753
Total Investments	$524,804,573	$520,253,925	$(4,550,648)

Investments at fair value consisted of the following at December 31, 2018:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$380,078,748	$379,296,186	$(782,562)
Senior Secured Second Lien	83,029,256	75,797,646	(7,231,610)
Unsecured Debt	7,228,521	7,262,841	34,320
Preferred Stock	1,891,892	2,270,352	378,460
Common Stock and Other	28,452,264	28,714,699	262,435
Total Investments	$500,680,681	$493,341,724	$(7,338,957)

The industry composition of investments at fair value at March 31, 2019 and December 31, 2018 is as follows:

Industry	Fair Value March 31, 2019	Percentage of Fair Value
Automobiles & Components	$34,625,770	6.66%
Capital Goods	18,752,449	3.60
Commercial & Professional Services	117,351,355	22.56
Consumer Durables & Apparel	2,571,250	0.49
Consumer Services	55,924,690	10.75
Diversified Financials	47,588,571	9.15
Energy	12,500,000	2.40
Food & Staples Retailing	6,046,906	1.16
Food, Beverage & Tobacco	3,621,750	0.70
Health Care Equipment & Services	93,806,757	18.03
Household & Personal Products	4,134,046	0.79
Insurance	9,122,431	1.75
Materials	9,585,603	1.84
Media	3,687,738	0.71
Pharmaceuticals, Biotechnology & Life Sciences	15,683,472	3.02
Retailing	18,673,850	3.59
Software & Services	55,137,116	10.60
Technology Hardware & Equipment	4,764,015	0.92
Transportation	6,676,156	1.28
Total Investments	$520,253,925	100.00%

Industry	Fair Value December 31, 2018	Percentage of Fair Value
Automobiles & Components	$28,330,364	5.74%
Capital Goods	18,428,725	3.74
Commercial & Professional Services	113,762,203	23.06
Consumer Durables & Apparel	2,622,500	0.53
Consumer Services	53,523,125	10.85
Diversified Financials	29,962,766	6.07
Energy	296,629	0.06
Food & Staples Retailing	6,637,313	1.35
Food, Beverage & Tobacco	3,510,000	0.71
Health Care Equipment & Services	103,923,291	21.06
Household & Personal Products	3,292,223	0.67
Insurance	9,035,119	1.83
Materials	10,411,798	2.11
Media	3,544,140	0.72
Pharmaceuticals, Biotechnology & Life Sciences	8,228,979	1.67
Retailing	18,450,967	3.74
Software & Services	67,903,178	13.76
Technology Hardware & Equipment	4,785,431	0.97
Transportation	6,692,973	1.36
Total Investments	$493,341,724	100.00%

The geographic composition of investments at fair value at March 31, 2019 and December 31, 2018 is as follows:

Geographic Region	Fair Value March 31, 2019	Percentage of Fair Value
United States	$499,430,453	96.00%
United Kingdom	11,113,017	2.14
Netherlands	7,463,004	1.43
France	2,247,451	0.43
Total Investments	$520,253,925	100.00%

Geographic Region	Fair Value December 31, 2018	Percentage of Fair Value
United States	$480,204,140	97.34%
United Kingdom	10,861,848	2.20
France	2,275,736	0.46
Total Investments	$493,341,724	100.00%

CBDC Senior Loan Fund LLC

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland Enterprise Holdings Ltd. (Masterland) through the Senior Loan Fund. The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. Each of the Company and Masterland have subscribed to fund $40 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, the Company does not consolidate. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of March 31, 2019, the Company and Masterland  had subscribed to fund and contributed the following to the Senior Loan Fund:

	March 31, 2019
Member	Subscribed to fund	Contributed
Company	$40,000,000	$17,500,000
Masterland	40,000,000	17,500,000
Total	$80,000,000	$35,000,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the "RBC Facility"), which permitted up to $300.0 million of borrowings as of March 31, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of March 31, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $86,927,616.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of March 31, 2019:

As of March 31, 2019 (Unaudited)
Total senior secured debt(1)	$87,982,018
Weighted average current interest rate on senior secured debt(2)	5.2%
Number of borrowers in the Senior Loan Fund 's portfolio	82
Largest loan to a single borrower(1)	$2,396,947

(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investment
United States
Debt Investments
Aerospace & Defense
TransDigm, Inc.	Senior Secured First Lien	L + 250(1)	5.00%	06/2023	$748,111	$739,779	2.1%	$732,251
TransDigm, Inc.	Senior Secured First Lien	L + 250(1)	5.00%	05/2025	249,370	245,318	0.7	243,310
					997,481	985,097	2.8	975,561
Air Transport
American Airlines, Inc.	Senior Secured First Lien	L + 200(1)	4.47%	12/2023	2,000,000	1,972,188	5.7	1,965,600
Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.75%	08/2021	1,000,000	995,200	2.9	996,700
Building & Development
Realogy Group LLC	Senior Secured First Lien	L + 225(1)	4.73%	02/2025	1,496,212	1,470,252	4.2	1,456,263
Business Equipment & Services
Iron Mountain, Inc.	Senior Secured First Lien	L + 175(1)	4.25%	01/2026	1,496,222	1,473,944	4.2	1,455,524
Jane Street Group, LLC	Senior Secured First Lien	L + 300(2)	5.50%	08/2022	748,120	747,185	2.1	746,699
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 300(1)	5.50%	05/2025	1,000,000	987,500	2.9	990,000
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 275(1)	5.25%	05/2022	997,462	996,215	2.9	989,582
TruGreen Limited Partnership	Senior Secured First Lien	L + 375(1)	6.22%	03/2026	922,299	922,437	2.7	924,328
USIC Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.75%	12/2023	1,122,224	1,111,470	3.2	1,096,077
					6,286,327	6,238,751	18.0	6,202,210
Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 200(1)	4.50%	04/2025	1,496,212	1,494,355	4.3	1,488,133
CSC Holdings, LLC	Senior Secured First Lien	L + 250(1)	4.98%	01/2026	2,000,000	2,000,000	5.7	1,963,000
UPC Financing Partnership	Senior Secured First Lien	L + 250(1)	4.98%	01/2026	2,250,000	2,250,000	6.5	2,248,425
Virgin Media Bristol LLC	Senior Secured First Lien			01/2026	1,500,000	1,493,750	4.3	1,486,650
					7,246,212	7,238,105	20.8	7,186,208
Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200(1)	4.49%	10/2024	1,243,604	1,235,855	3.5	1,223,831
Ineos US Finance LLC	Senior Secured First Lien			03/2024	1,496,212	1,481,250	4.3	1,472,422
					2,739,816	2,717,105	7.8	2,696,253
Electronics/Electrical
Dell International LLC	Senior Secured First Lien	L + 200(1)	4.50%	09/2023	1,500,000	1,496,265	4.3	1,485,600
First Data Corporation	Senior Secured First Lien	L + 200(1)	4.49%	04/2024	2,250,000	2,250,000	6.5	2,245,950
Sabre GLBL Inc.	Senior Secured First Lien	L + 200(1)	4.50%	02/2024	651,559	651,559	1.9	647,910
SS&C Technologies Inc.	Senior Secured First Lien	L + 225(1)	4.75%	04/2025	565,224	563,822	1.6	561,437
Western Digital Corporation	Senior Secured First Lien	L + 175(1)	4.25%	04/2023	997,481	981,460	2.8	972,943
					5,964,264	5,943,106	17.1	5,913,840
Financial Intermediaries
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 200(1)	4.49%	01/2025	1,798,708	1,798,709	5.2	1,786,657
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325(1)	5.72%	07/2025	249,375	248,128	0.7	247,729

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Fortress Investment Group LLC	Senior Secured First Lien			12/2022	$1,000,000	$996,250	2.9%	$994,300
RPI Finance Trust	Senior Secured First Lien			03/2023	1,487,345	1,483,626	4.3	1,480,801
VFH Parent LLC	Senior Secured First Lien	L + 350(1)	6.13%	01/2026	500,000	502,500	1.4	501,650
					5,035,428	5,029,213	14.5	5,011,137
Food Service
AqGen Ascensus, Inc.				12/2022	300,000	300,000	0.9	299,640
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400(2)	6.61%	12/2022	136,021	135,340	0.4	135,857
					436,021	435,340	1.3	435,497
Food/Drug Retailers
Albertsons, LLC	Senior Secured First Lien	L + 300(1)	5.50%	11/2025	1,496,250	1,486,898	4.3	1,478,894
BJ's Wholesale Club, Inc.	Senior Secured First Lien			02/2024	1,500,000	1,503,125	4.3	1,499,100
					2,996,250	2,990,023	8.6	2,977,994
Health Care
ADMI Corp.	Senior Secured First Lien			04/2025	498,744	493,756	1.4	493,657
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 450	5.65%	05/2023	1,496,154	1,472,776	4.2	1,458,750
Avantor, Inc.	Senior Secured First Lien			11/2024	997,365	1,002,351	2.9	1,000,157
CHG Healthcare Services Inc.	Senior Secured First Lien	L + 300(2)	5.74%	06/2023	999,989	997,176	2.9	996,289
DaVita, Inc.	Senior Secured First Lien	L + 275(1)	5.25%	06/2021	504,675	505,294	1.5	505,079
Envision Healthcare Corporation	Senior Secured First Lien	L + 375(1)	6.25%	10/2025	748,125	708,537	2.0	701,666
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375(1)	6.25%	07/2025	1,246,867	1,247,183	3.6	1,251,605
HCA Inc.	Senior Secured First Lien	L + 200(1)	4.50%	03/2025	997,481	998,728	2.9	997,581
Heartland Dental, LLC	Senior Secured First Lien			04/2025	249,398	245,345	0.7	242,689
IQVIA Inc.	Senior Secured First Lien			06/2025	997,487	994,994	2.9	988,410
MPH Acquisition Holdings LLC	Senior Secured First Lien			06/2023	1,817,918	1,764,586	5.1	1,763,744
Prospect Medical Holdings, Inc.	Senior Secured First Lien	L + 550(1)	8.00%	02/2024	250,000	228,750	0.7	228,550
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450(2)	6.98%	11/2025	1,496,250	1,490,639	4.3	1,482,933
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.75%	09/2024	1,246,835	1,227,509	3.6	1,226,886
Viant Medical Holdings, Inc.	Senior Secured First Lien			07/2025	374,060	374,528	1.1	374,659
VVC Holding Corp.	Senior Secured First Lien	L + 450(2)	7.20%	02/2026	500,000	491,875	1.4	494,400
					14,421,348	14,244,027	41.2	14,207,055
Leisure Goods/Activities/Movies
Pure Fishing, Inc.	Senior Secured First Lien	L + 450(3)	7.06%	11/2025	250,000	248,750	0.7	248,275
Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien			10/2023	997,312	993,883	2.9	988,335
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200(1)	4.50%	03/2025	997,429	992,442	2.8	985,460
Scientific Games International, Inc.	Senior Secured First Lien	L + 275(3)	5.33%	08/2024	1,496,222	1,473,467	4.2	1,459,714
Seminole Tribe of Florida	Senior Secured First Lien			07/2024	748,101	747,166	2.2	747,353
VICI Properties 1 LLC	Senior Secured First Lien			12/2024	750,000	744,375	2.1	738,075

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175(1)	4.25%	05/2025	$1,105,764	$1,105,494	3.2%	$1,093,380
					6,094,828	6,056,827	17.4	6,012,317
Property & Casualty Insurance
Asurion LLC	Senior Secured First Lien	L + 300(1)	5.50%	11/2023	748,049	748,049	2.2	745,805
Publishing
Meredith Corporation	Senior Secured First Lien	L + 275(1)	5.25%	01/2025	1,460,000	1,459,950	4.2	1,458,540
Nielsen Finance LLC	Senior Secured First Lien			10/2023	2,396,947	2,384,962	6.9	2,358,356
					3,856,947	3,844,912	11.1	3,816,896
Radio & Television
Gray Television, Inc.	Senior Secured First Lien	L + 250(1)	4.98%	01/2026	748,125	747,192	2.2	741,317
Nexstar Broadcasting, Inc.	Senior Secured First Lien			01/2024	152,963	151,624	0.4	150,821
Nexstar Broadcasting, Inc.	Senior Secured First Lien			01/2024	833,199	825,909	2.4	821,534
					1,734,287	1,724,725	5.0	1,713,672
Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500(1)	7.50%	09/2024	748,101	733,139	2.1	732,765
Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200(1)	4.50%	02/2025	748,106	740,659	2.1	733,144
XPO Logistics, Inc.	Senior Secured First Lien	L + 250(1)	4.98%	02/2025	1,220,477	1,218,121	3.5	1,215,107
XPO Logistics, Inc.	Senior Secured First Lien	L + 200(1)	4.50%	02/2025	500,000	493,145	1.5	492,650
					2,468,583	2,451,925	7.1	2,440,901
Telecommunications
CenturyLink, Inc.	Senior Secured First Lien	L + 275(1)	5.25%	01/2025	2,244,318	2,217,293	6.4	2,205,043
Level 3 Financing Inc.	Senior Secured First Lien	L + 225(2)	4.74%	02/2024	1,500,000	1,500,000	4.3	1,484,550
Sprint Communications, Inc.	Senior Secured First Lien	L + 300(1)	5.5%	02/2024	1,995,000	1,995,000	5.7	1,967,668
					5,739,318	5,712,293	16.4	5,657,261
Utilities
Brookfield WEC Holdings Inc.	Senior Secured First Lien			08/2025	748,125	749,995	2.2	747,751
Calpine Corporation	Senior Secured First Lien	L + 250(2)	5.11%	01/2024	997,409	991,176	2.9	989,231
Calpine Corporation	Senior Secured First Lien			03/2026	1,155,000	1,143,450	3.3	1,145,298
Eastern Power, LLC	Senior Secured First Lien	L + 375(1)	6.25%	10/2023	750,000	749,375	2.2	748,200
Nautilus Power, LLC	Senior Secured First Lien			05/2024	498,814	500,061	1.4	500,460
NRG Energy, Inc.	Senior Secured First Lien	L + 175(1)	4.25%	06/2023	997,436	992,478	2.8	987,262
Talen Energy Supply, LLC	Senior Secured First Lien			04/2024	996,419	992,371	2.9	989,245
Vistra Operations Company LLC	Senior Secured First Lien			12/2023	498,724	498,101	1.4	496,081
Vistra Operations Company LLC	Senior Secured First Lien			12/2025	498,744	495,003	1.4	492,160
					7,140,671	7,112,010	20.5	7,095,688
Total Debt Investments United States					$79,400,143	$78,891,037	227.4%	$78,487,898
Total United States						$78,891,037	227.4%	$78,487,898

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Canada
Debt Investments
Air Transport
Air Canada	Senior Secured First Lien			10/2023	$996,656	$997,901	2.9%	$995,858
Automotive
Panther BF Aggregator 2 L P	Senior Secured First Lien			03/2026	1,491,800	1,476,882	4.3	1,477,777
Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 225(1)	4.75%	02/2024	1,496,183	1,479,495	4.3	1,474,938
Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien			06/2025	590,218	583,152	1.6	576,938
Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325(2)	5.85%	10/2025	249,373	249,685	0.7	249,049
Total Debt Investments Canada					$4,824,230	$4,787,115	13.8%	$4,774,560
Total Canada						$4,787,115	13.8%	$4,774,560
Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 225(2)	4.99%	11/2024	498,737	498,737	1.4	493,750
Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425(1)	6.75%	04/2024	748,097	744,987	2.1	736,426
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300(2)	5.69%	02/2025	964,649	938,121	2.7	912,365
					1,712,746	1,683,108	4.8	1,648,791
Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225(1)	4.75%	04/2025	404,728	403,724	1.2	402,017
Total Debt Investments Luxembourg					$2,616,211	$2,585,569	7.4%	$2,544,558
Total Luxembourg						$2,585,569	7.4%	$2,544,558
Netherlands
Debt Investments
Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien			09/2023	393,318	393,318	1.1	393,357
Total Debt Investments Netherlands					$393,318	$393,318	1.1%	$393,357
Total Netherlands						$393,318	1.1%	$393,357
Australia
Debt Investments
Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275(2)	5.35%	05/2025	748,116	730,348	2.1	727,243
Total Debt Investments Australia					$748,116	$730,348	2.1%	$727,243
Total Australia						$730,348	2.1%	$727,243
Total Investments						$87,387,387	251.8%	$86,927,616

* The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Prime ("P") or EURIBOR ("E") and which reset daily, monthly, quarterly or semiannually.  For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

** Percentage is based on net assets of $34,518,609 as of March 31, 2019.

(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2019 was 2.49%.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2019 was 2.60%.
(3)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2019 was 2.56%.

Below is selected balance sheet information for the Senior Loan Fund as of March 31, 2019:

As of March 31, 2019 (Unaudited)
Selected Balance Sheet Information:
Total investments, at fair value	$86,927,616
Cash	4,325,348
Other assets	436,264
Total assets	$91,689,228
Debt	$—
Other liabilities	57,170,619
Total liabilities	$57,170,619
Members’ equity	34,518,609
Total liabilities and members’ equity	$91,689,228

Below is selected statements of operations information for the Senior Loan Fund for the three months ended March 31, 2019:

For the three months ended March 31, 2019
Selected Statements of Operations Information:
Total investment income	$96,696
Expenses
Interest and other debt financing costs	7,267
Professional fees	90,000
Other general and administrative expenses	21,799
Total expenses	119,066
Net investment income (loss)	(22,370)
Net realized gain (loss) on investments	750
Net change in unrealized appreciation (depreciation) on investments	(459,771)
Net increase (decrease) in members’ equity	$(481,391)

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2019:

	Fair Value Hierarchy
Assets	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$60,371,046	$323,384,828	$383,755,874
Senior Secured Second Lien	—	24,054,646	54,138,985	78,193,631
Unsecured Debt	—	—	7,284,056	7,284,056
Preferred Stock	—	—	2,340,327	2,340,327
Common Stock and Other	—	—	13,602,633	13,602,633
Subtotal	$—	$84,425,692	$400,750,829	$485,176,521
Investments Measured at NAV(1)				35,077,404
Total Assets				$520,253,925
Liabilities
Foreign currency forward contracts	—	9,968	—	9,968
Total Liabilities	$—	$9,968	$—	$9,968

(1)

In accordance with ASC 820-10, certain investments that are measured using the net asset value per shares (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table presents fair value measurements of investments as of December 31, 2018:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$62,191,471	$317,104,715	$379,296,186
Senior Secured Second Lien	—	21,940,428	53,857,218	75,797,646
Unsecured Debt	—	—	7,262,841	7,262,841
Preferred Stock	—	—	2,270,352	2,270,352
Common Stock and Other	—	—	11,536,391	11,536,391
Subtotal	$—	$84,131,899	$392,031,517	$476,163,416
Investments Measured at NAV(1)				17,178,308
Total				$493,341,724
Foreign currency forward contracts	—	17,406	—	17,406
Total Assets	$—	$85,206,848	$—	$493,359,130

(1)

In accordance with ASC 820-10, certain investments that are measured using the net asset value per shares (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. These investments are generally not redeemable. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019, based off of the fair value hierarchy at March 31, 2019:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2019	$317,104,715	$53,857,218	$7,262,841	$2,270,352	$11,536,391	$392,031,517
Amortized discounts/premiums	253,469	39,885	7,783	—	—	301,137
Paid in-kind interest	137,137	—	28,113	—	—	165,250
Net realized gain (loss)	464,503	—	—	—	—	464,503
Net change in unrealized appreciation (depreciation)	625,677	165,984	(14,034)	69,975	2,046,448	2,894,050
Purchases	44,745,870	—	(647)	—	19,794	44,765,017
Sales/return of capital/principal repayments/paydowns	(38,889,000)	(78,392)	—	—	—	(38,967,392)
Transfers in	7,368,499	154,290	—	—	—	7,522,789
Transfers out	(8,426,042)	—	—	—	—	(8,426,042)
Balance as of March 31, 2019	$323,384,828	$54,138,985	$7,284,056	$2,340,327	$13,602,633	$400,750,829
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2019	$1,157,780	$(1,052,468)	$(14,034)	$69,975	$2,046,448	$2,207,701

During the three months ended March 31, 2019, the Company recorded $8,426,042 in transfers from Level 3 to Level 2 and $7,522,789 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018, based off of the fair value hierarchy at March 31, 2018:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2018	$153,914,784	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490
Amortized discounts/premiums	300,208	40,269	4,828	—	—	345,305
Paid in-kind interest	4,552	—	34,532	—	—	39,084
Net realized gain (loss)	164	—	—	—	—	164
Net change in unrealized appreciation (depreciation)	(302,206)	574,266	(101,675)	61,985	(540,737)	(308,367)
Purchases	27,320,896	379,045	64,718	—	22,154	27,786,813
Sales/return of capital/principal repayments/paydowns	(16,600,619)	—	—	—	—	(16,600,619)
Transfers in	7,825,579	—	—	—	—	7,825,579
Transfers out	(10,593,834)	—	—	—	—	(10,593,834)
Balance as of March 31, 2018	$161,869,524	$47,625,282	$5,643,968	$2,073,093	$7,404,748	$224,616,615
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2018	$(63,773)	$574,266	$(67,143)	$61,985	$(540,737)	$(35,402)

During the three months ended March 31, 2018, the Company recorded $10,593,834 in transfers from Level 3 to Level 2 and $7,825,579 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

	Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$258,348,992	Discounted Cash Flows	Discount Rate	6.6%-12.9%(8.1%)
	$7,141,060	Enterprise Value	Comparable EBITDA Multiple	9.1x
	$57,894,776	Broker Quoted	Broker Quote	N/A
Senior Secured Second Lien	$47,435,390	Discounted Cash Flows	Discount Rate	7.5%-15.1%(11.4%)
	$6,551,302	Enterprise Value	Comparable EBITDA Multiple	9.9x
	$152,293	Broker Quoted	Broker Quote	N/A
Unsecured Debt	$7,284,056	Discounted Cash Flows	Discount Rate	11.0%-16.9%(11.6%)
Preferred Stock	$2,340,327	Market Multiple	Comparable EBITDA Multiple	15.3x
Common Stock	$13,602,633	Market Multiple	Comparable EBITDA Multiple	7.3x-15.6x(12.4x)

	Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$237,842,174	Discounted Cash Flows	Discount Rate	6.8%-11.8%(8.4%)
	$6,299,473	Enterprise Value	Comparable EBITDA Multiple	9.1x
	$73,111,885	Broker Quoted	Broker Quote	N/A
Senior Secured Second Lien	$53,857,218	Discounted Cash Flows	Discount Rate	7.2%-28.6%(13.8%)
Unsecured Debt	$7,262,841	Discounted Cash Flows	Discount Rate	11.0%-16.8%(11.6%)
Preferred Stock	$2,270,352	Market Multiple	Comparable EBITDA Multiple	15.0x
Common Stock	$11,536,391	Market Multiple	Comparable EBITDA Multiple	7.2x-15.1x(12.4x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2019 and December 31, 2018. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of March 31, 2019 and December 31, 2018, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount(4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175,000,000	$157,212,465	$17,787,535	$157,212,465
Revolving Credit Facility II(3)(5)	85,000,000	78,309,591	7,109,047	77,812,000
Total Debt	$260,000,000	$235,522,056	$24,896,582	$235,024,465

	December 31, 2018
	Aggregate Principal Amount Committed	Drawn Amount(4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175,000,000	$159,628,575	$15,371,425	$159,628,575
Revolving Credit Facility II(3)(5)	85,000,000	78,309,591	7,248,258	77,774,610
Total Debt	$260,000,000	$237,938,166	$22,619,683	$237,403,185

(1)	The amount available reflects any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The difference between drawn amount and the carrying value is attributable to the effect of foreign currency translation adjustments and excludes unamortized deferred financing costs.
(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of March 31, 2019 and December 31, 2018, was $77,890,953 and $77,751,742, respectively.

As of March 31, 2019 and December 31, 2018, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016 CBDC SPV entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and  Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017, the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018, the Company further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2021.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of March 31, 2019 and December 31, 2018, deferred financing costs related to the SPV Asset Facility were $1,489,126 and $1,636,402, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on an effective yield basis. As of March 31, 2019 and December 31, 2018, deferred financing costs related to the Revolving Credit Facility II were $29,231 and $58,791, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the three months ended March 31, 2019 and 2018 were as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Borrowing interest expense	$2,606,284	$1,390,841
Facility fees	26,356	66,055
Amortization of financing costs	176,836	195,064
Total	$2,809,476	$1,651,960
Weighted average interest rate	4.56%	3.73%
Average outstanding balance	$231,745,160	$151,139,008

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

For the three months ended March 31, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $10,842,266. The Company did not hold any derivative instruments prior to December 7, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of March 31, 2019 and December 31, 2018.

As of March 31, 2019:

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$108,574	$(118,542)	$(9,968)	$—	$(9,968)
Total	$108,574	$(118,542)	$(9,968)	$—	$(9,968)

As of December 31, 2018:

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$17,406	$—	$17,406	$—	$17,406
Total	$17,406	$—	$17,406	$—	$17,406

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three months ended March 31, 2019 was as follows:

For the three months ended March 31, 2019
Net realized gain (loss) on foreign currency forward contracts	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(27,374)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(27,374)

The Company did not hold any derivative instruments during the three months ended March 31, 2018.

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2019 and December 31, 2018, the Company had unfunded commitments denominated in USD totaling $70,699,908 and $50,145,587, respectively, under loan and financing agreements. The Company had outstanding unfunded commitments denominated in GBP totaling £4,183,722 and £4,183,722 at March 31, 2019 and December 31, 2018, respectively. The Company also had outstanding unfunded commitments denominated in EUR totaling €1,867,515 and €0 at March 31, 2019 and December 31, 2018, respectively.

Other Commitments and Contingencies

As of March 31, 2019, the Company had $409.4 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $117.4 million as of March 31, 2019.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three months ended March 31, 2019, the Advisor allocated to the Company $59,016 of equity offering costs and $42,187 of organization costs, of which $101,203 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2019. Since June 26, 2015 (Commencement) through March 31, 2019, the Advisor has allocated to the Company $662,798 of equity offering costs and $473,787 of organization costs.

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

Note 9. Stockholders’ Equity

Since commencement, the Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $117.4 million and $139.6 million as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2019 and 2018:

	For the three months ended March 31, 2019
Quarter Ended	Shares	Amount
March 31, 2019	1,330,128	$26,000,000
Total Capital Drawdowns	1,330,128	$26,000,000

	For the three months ended March 31, 2018
Quarter Ended	Shares	Amount
March 31, 2018	741,876	$15,000,000
Total Capital Drawdowns	741,876	$15,000,000

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

At March 31, 2019 and December 31, 2018, CCG LP and its affiliates owned 2.44% and 2.50%, respectively, of the outstanding common shares of the Company.

For the three months ended March 31, 2019, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2019	$6,028,462	$0.41

For the three months ended March 31, 2018, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
March 31, 2018	$3,035,614	$0.32

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2019 and December 31, 2018, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
Net increase (decrease) in net assets resulting from operations	$8,860,916	$2,842,067
Weighted average common shares outstanding	14,464,405	8,805,686
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.61	$0.32

Note 11. Income Taxes

As of March 31, 2019, the Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$524,809,325
Gross unrealized appreciation	$10,840,642
Gross unrealized depreciation	(15,396,042)
Net unrealized investment depreciation	$(4,555,400)

As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$501,196,978
Gross unrealized appreciation	$8,332,193
Gross unrealized depreciation	(16,187,447)
Net unrealized investment depreciation	$(7,855,254)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018, relating to the common shares issued through March 31, 2019 pursuant to the Subscription Agreements:

	For the three months ended	For the three months ended
	March 31, 2019	March 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$19.43	$20.10
Net investment income after tax	0.47	0.36
Net realized and unrealized gains (losses) on investments(2)	0.15	(0.04)
Net increase (decrease) in net assets resulting from operations	0.62	0.32
Distributions declared from net investment income(3)	(0.41)	(0.32)
Offering costs	(0.01)	(0.02)
Total increase (decrease) in net assets	0.20	(0.02)
Net asset value, end of period	$19.63	$20.08
Shares outstanding, end of period	14,703,566	9,343,227
Weighted average shares outstanding	14,464,405	8,805,686
Total return(4)(5)	12.76%	6.26%
Ratio/Supplemental Data:
Net assets, end of period	$288,648,401	$187,658,015
Ratio of total expenses to average net assets(6)(7)	6.79%	8.21%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.64%	3.24%
Ratio of net investment income to average net assets(6)	10.15%	7.12%
Ratio of interest and credit facility expenses to average net assets(5)	4.16%	3.72%
Ratio of incentive fees to average net assets(5)	—%	1.25%
Ratio of portfolio turnover to average investments at fair value(8)	7.89%	10.33%
Asset coverage ratio(9)	2.22	2.29

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)

The ratio of total expenses to average net assets in the table above reflects the Advisor's voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company's ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 6.84% for the three months ended March 31, 2019. The GACP II investment was made after March 31, 2018, and as such, the ratio for March 31, 2018 is not affected.

(8)	Not annualized.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the item below, there has been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019.

On April 9, 2019, the Company further amended the SPV Asset Facility increasing the facility limit from $175 million to $250 million.

The company issued common shares and received gross proceeds of approximately $30 million subsequent to March 31, 2019.

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

As of March 31, 2019 and December 31, 2018, our portfolio at fair value was comprised of the following:

	March 31, 2019		December 31, 2018
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$291.8	56.1%	$294.4	59.7%
Unitranche	92.0	17.7	84.9	17.2
Senior secured second-lien	78.2	15.0	75.8	15.3
Unsecured	7.3	1.4	7.2	1.5
Equity & Other	33.8	6.5	31.0	6.3
CBDC Senior Loan Fund, LLC	17.3	3.3	—	—
Total investments	$520.3	100.0%	$493.3	100.0%

(1)	Excludes unfunded commitments at fair value of $78.0 million and $55.4 million as of March 31, 2019 and December 31, 2018, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$16.5	19.6%	$45.8	99.1%
Unitranche	25.7	30.5	—	—
Senior secured second-lien	2.0	2.4	0.4	0.9
Unsecured	—	—	—	—
Equity & Other	—	—	—	—
CBDC Senior Loan Fund, LLC	40.0	47.5	0.0	0.0
Total investment commitments	$84.2	100.0%	$46.2	100.0%

For the three months ended March 31, 2019, we had principal repayments of $37.3 million. For this period, we had sales of securities in five portfolio companies aggregating approximately $2.5 million in net proceeds. For the three months ended March 31, 2019, we had a net of unfunded commitments portfolio increase of $24.1 million aggregate principal amount (amortized cost).

For the three months ended March 31, 2018, we had principal repayments of $30.0 million. For this period, we had sales of securities in four portfolio companies aggregating approximately $3.2 million in net proceeds. For the three months ended March 31, 2018, we had a net of unfunded commitments portfolio increase of $9.3 million aggregate principal amount (amortized cost).

 The following table presents certain selected information regarding our investment portfolio at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Weighted average total yield to maturity of debt and income producing securities (at fair value)	9.2%	9.2%
Weighted average total yield to maturity of debt and income producing securities (at cost)	9.0%	9.0%
Weighted average interest rate of debt and income producing securities	8.5%	8.5%
Percentage of debt bearing a floating rate	95.3%	95.2%
Percentage of debt bearing a fixed rate	4.7%	4.8%
Number of portfolio companies	84	86

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$512.3	97.6%	$488.1	97.5%
Non-accrual	12.5	2.4	12.6	2.5
Total assets	$524.8	100.0%	$500.7	100.0%

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

As of March 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.4% and 1.3% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

The remaining debt investments were performing and current on their interest payments as of March 31, 2019 and December 31, 2018.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2019 and December 31, 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2019		December 31, 2018
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$4.4	0.9%	$4.4	0.9%
2	461.6	88.6	441.1	89.4
3	47.7	9.2	40.9	8.3
4	6.6	1.3	6.9	1.4
5	—	—	—	—
Total	$520.3	100.0%	$493.3	100.0%

As of March 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.4% and 1.3% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

The remaining debt investments were performing and current on their interest payments as of March 31, 2019 and December 31, 2018.

 RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2019 and March 31, 2018, were as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Total investment income	$11,455,756	$6,810,981
Less: Total expenses	4,624,225	3,666,888
Net investment income before taxes	$6,831,531	$3,144,093
Income and excise taxes	2,343	(779)
Net investment income	6,829,188	3,144,872
Net realized gain (loss) on investments (1)	(247,498)	(172,989)
Net unrealized appreciation (depreciation) on investments (1)	2,755,665	(161,222)
Net unrealized appreciation (depreciation) on foreign currency forward contracts	(27,374)	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(449,065)	31,406
Net increase in net assets resulting from operations	$8,860,916	$2,842,067

(1)	Includes foreign currency transactions and translation.

Investment Income

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Interest from investments	$10,788,775	$6,678,674
Dividend Income	423,403	—
Other income	243,578	132,307
Total	$11,455,756	$6,810,981

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $6.7 million for the three months ended March 31, 2018 to $10.8 million for the three months ended March 31, 2019, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $321.9 million during the three months ended March 31, 2018 to $512.7 million during the three months ended March 31, 2019. Included in interest from investments for the three months ended March 31, 2019 and 2018 is $0.2 million and $0.0 million, respectively, in prepayment fees and $0.5 million and $0.3 million, respectively, in accelerated accretion of upfront fees. Dividend income increased from $0.0 million for the three months ended March 31, 2018, to $0.4 million for the three months ended March 31, 2019 primarily relating to the Company’s investment in GACP II. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

 Expenses

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Interest and credit facility expenses	$2,809,476	$1,651,960
Management fees	987,274	737,752
Income Incentive Fees	—	554,977
Directors’ fees	72,500	72,500
Professional fees	192,171	185,448
Organization expenses	42,187	24,338
Other general and administrative expenses	520,617	439,913
Total expenses	$4,624,225	$3,666,888

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $1.7 million for the three months ended March 31, 2018 to $2.8 million for the three months ended March 31, 2019. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $151.1 million for the three months ended March 31, 2018 to $231.7 million for the three months ended March 31, 2019 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.7% for the three months ended March 31, 2018 to 4.6% for the three months ended March 31, 2019.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.7 million for the three months ended March 31, 2018 to $1.0 million for the three months ended March 31, 2019 due to the increase in total assets, which increased from an average of $335.2 million for the three months ended March 31, 2018 to an average of $520.2 million for the three months ended March 31, 2019. Waived management fees for the three months ended March 31, 2019 and March 31, 2018 were approximately $1.0 million and $0.5 million, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

 Income incentive fees

Income incentive fees decreased from $0.6 million for the three months ended March 31, 2018, to zero for the three months ended March 31, 2019. The decrease was due to the Advisor agreeing to waive its rights to income incentive fees effective April 1, 2018. For the three months ended March 31, 2019, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 0.0% compared to 15.0% for the three months ended March 31, 2018. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. Waived income incentive fees for the three months ended March 31, 2019 and March 31, 2018 were approximately $1.0 million and zero, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively, while other general and administrative expenses increased from $0.4 million for the three months ended March 31, 2018 to $0.5 million for the three months ended March 31, 2019. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three months ended March 31, 2019, we called $26.0 million and the Advisor allocated $0.0 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three months ended March 31, 2019, the Advisor also allocated $0.1 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three months ended March 31, 2018, we called $15.0 million and the Advisor allocated $0.0 million of organization costs to the Company, which was included in the Consolidated Statements of Operations. During the three months ended March 31, 2018, the Advisor also allocated $0.0 million of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2019, the Company expensed an excise tax of $0, of which $22,854 remained payable. For the three months ended March 31, 2018 the Company expensed an excise tax of $(779), of which $0 remained payable.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended March 31, 2019 and March 31, 2018, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Realized losses on investments	$(260,803)	$(190,281)
Realized gains on investments	—	15,158
Realized gains on foreign currency transactions	13,588	2,330
Realized losses on foreign currency transactions	(283)	(196)
Net realized gains (losses)	$(247,498)	$(172,989)
Change in unrealized depreciation on investments	$142,259	$(374,378)
Change in unrealized appreciation on investments	2,397,686	52,700
Change in unrealized depreciation on foreign currency translation	169,998	145,157
Change in unrealized appreciation on foreign currency translation	45,722	15,299
Change in unrealized appreciation on foreign currency forwards	108,574	—
Change in unrealized depreciation on foreign currency forwards	(135,948)	—
Net unrealized appreciation (depreciation)	$2,728,291	$(161,222)

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

During the three months ended March 31, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $10,842,266. We did not enter into any interest rate, foreign exchange or other derivative agreements during the three months ended March 31, 2018.

CBDC Senior Loan Fund LLC

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland Enterprise Holdings Ltd. (Masterland) through the Senior Loan Fund. The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. Each of the Company and Masterland have subscribed to fund $40 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, the Company does not consolidate. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of March 31, 2019, the Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	March 31, 2019
Member	Subscribed to fund	Contributed
Company	$40,000,000	$17,500,000
Masterland	40,000,000	17,500,000
Total	$80,000,000	$35,000,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the "RBC Facility"), which permitted up to $300.0 million of borrowings as of March 31, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of March 31, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $86,927,616.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of March 31, 2019:

As of March 31, 2019 (Unaudited)
Total senior secured debt(1)	$87,982,018
Weighted average current interest rate on senior secured debt(2)	5.2%
Number of borrowers in the Senior Loan Fund 's portfolio	82
Largest loan to a single borrower(1)	$2,396,947

(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investment
United States
Debt Investments
Aerospace & Defense
TransDigm, Inc.	Senior Secured First Lien	L + 250(1)	5.00%	06/2023	$748,111	$739,779	2.1%	$732,251
TransDigm, Inc.	Senior Secured First Lien	L + 250(1)	5.00%	05/2025	249,370	245,318	0.7	243,310
					997,481	985,097	2.8	975,561
Air Transport
American Airlines, Inc.	Senior Secured First Lien	L + 200(1)	4.47%	12/2023	2,000,000	1,972,188	5.7	1,965,600
Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.75%	08/2021	1,000,000	995,200	2.9	996,700
Building & Development
Realogy Group LLC	Senior Secured First Lien	L + 225(1)	4.73%	02/2025	1,496,212	1,470,252	4.2	1,456,263
Business Equipment & Services
Iron Mountain, Inc.	Senior Secured First Lien	L + 175(1)	4.25%	01/2026	1,496,222	1,473,944	4.2	1,455,524
Jane Street Group, LLC	Senior Secured First Lien	L + 300(2)	5.50%	08/2022	748,120	747,185	2.1	746,699
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 300(1)	5.50%	05/2025	1,000,000	987,500	2.9	990,000
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 275(1)	5.25%	05/2022	997,462	996,215	2.9	989,582
TruGreen Limited Partnership	Senior Secured First Lien	L + 375(1)	6.22%	03/2026	922,299	922,437	2.7	924,328
USIC Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.75%	12/2023	1,122,224	1,111,470	3.2	1,096,077
					6,286,327	6,238,751	18.0	6,202,210
Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 200(1)	4.50%	04/2025	1,496,212	1,494,355	4.3	1,488,133
CSC Holdings, LLC	Senior Secured First Lien	L + 250(1)	4.98%	01/2026	2,000,000	2,000,000	5.7	1,963,000
UPC Financing Partnership	Senior Secured First Lien	L + 250(1)	4.98%	01/2026	2,250,000	2,250,000	6.5	2,248,425
Virgin Media Bristol LLC	Senior Secured First Lien			01/2026	1,500,000	1,493,750	4.3	1,486,650
					7,246,212	7,238,105	20.8	7,186,208
Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200(1)	4.49%	10/2024	1,243,604	1,235,855	3.5	1,223,831
Ineos US Finance LLC	Senior Secured First Lien			03/2024	1,496,212	1,481,250	4.3	1,472,422
					2,739,816	2,717,105	7.8	2,696,253
Electronics/Electrical
Dell International LLC	Senior Secured First Lien	L + 200(1)	4.50%	09/2023	1,500,000	1,496,265	4.3	1,485,600
First Data Corporation	Senior Secured First Lien	L + 200(1)	4.49%	04/2024	2,250,000	2,250,000	6.5	2,245,950
Sabre GLBL Inc.	Senior Secured First Lien	L + 200(1)	4.50%	02/2024	651,559	651,559	1.9	647,910
SS&C Technologies Inc.	Senior Secured First Lien	L + 225(1)	4.75%	04/2025	565,224	563,822	1.6	561,437
Western Digital Corporation	Senior Secured First Lien	L + 175(1)	4.25%	04/2023	997,481	981,460	2.8	972,943
					5,964,264	5,943,106	17.1	5,913,840
Financial Intermediaries
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 200(1)	4.49%	01/2025	1,798,708	1,798,709	5.2	1,786,657
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325(1)	5.72%	07/2025	249,375	248,128	0.7	247,729

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Fortress Investment Group LLC	Senior Secured First Lien			12/2022	$1,000,000	$996,250	2.9%	$994,300
RPI Finance Trust	Senior Secured First Lien			03/2023	1,487,345	1,483,626	4.3	1,480,801
VFH Parent LLC	Senior Secured First Lien	L + 350(1)	6.13%	01/2026	500,000	502,500	1.4	501,650
					5,035,428	5,029,213	14.5	5,011,137
Food Service
AqGen Ascensus, Inc.				12/2022	300,000	300,000	0.9	299,640
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400(2)	6.61%	12/2022	136,021	135,340	0.4	135,857
					436,021	435,340	1.3	435,497
Food/Drug Retailers
Albertsons, LLC	Senior Secured First Lien	L + 300(1)	5.50%	11/2025	1,496,250	1,486,898	4.3	1,478,894
BJ's Wholesale Club, Inc.	Senior Secured First Lien			02/2024	1,500,000	1,503,125	4.3	1,499,100
					2,996,250	2,990,023	8.6	2,977,994
Health Care
ADMI Corp.	Senior Secured First Lien			04/2025	498,744	493,756	1.4	493,657
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 450	5.65%	05/2023	1,496,154	1,472,776	4.2	1,458,750
Avantor, Inc.	Senior Secured First Lien			11/2024	997,365	1,002,351	2.9	1,000,157
CHG Healthcare Services Inc.	Senior Secured First Lien	L + 300(2)	5.74%	06/2023	999,989	997,176	2.9	996,289
DaVita, Inc.	Senior Secured First Lien	L + 275(1)	5.25%	06/2021	504,675	505,294	1.5	505,079
Envision Healthcare Corporation	Senior Secured First Lien	L + 375(1)	6.25%	10/2025	748,125	708,537	2.0	701,666
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375(1)	6.25%	07/2025	1,246,867	1,247,183	3.6	1,251,605
HCA Inc.	Senior Secured First Lien	L + 200(1)	4.50%	03/2025	997,481	998,728	2.9	997,581
Heartland Dental, LLC	Senior Secured First Lien			04/2025	249,398	245,345	0.7	242,689
IQVIA Inc.	Senior Secured First Lien			06/2025	997,487	994,994	2.9	988,410
MPH Acquisition Holdings LLC	Senior Secured First Lien			06/2023	1,817,918	1,764,586	5.1	1,763,744
Prospect Medical Holdings, Inc.	Senior Secured First Lien	L + 550(1)	8.00%	02/2024	250,000	228,750	0.7	228,550
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450(2)	6.98%	11/2025	1,496,250	1,490,639	4.3	1,482,933
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.75%	09/2024	1,246,835	1,227,509	3.6	1,226,886
Viant Medical Holdings, Inc.	Senior Secured First Lien			07/2025	374,060	374,528	1.1	374,659
VVC Holding Corp.	Senior Secured First Lien	L + 450(2)	7.20%	02/2026	500,000	491,875	1.4	494,400
					14,421,348	14,244,027	41.2	14,207,055
Leisure Goods/Activities/Movies
Pure Fishing, Inc.	Senior Secured First Lien	L + 450(3)	7.06%	11/2025	250,000	248,750	0.7	248,275
Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien			10/2023	997,312	993,883	2.9	988,335
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200(1)	4.50%	03/2025	997,429	992,442	2.8	985,460
Scientific Games International, Inc.	Senior Secured First Lien	L + 275(3)	5.33%	08/2024	1,496,222	1,473,467	4.2	1,459,714
Seminole Tribe of Florida	Senior Secured First Lien			07/2024	748,101	747,166	2.2	747,353
VICI Properties 1 LLC	Senior Secured First Lien			12/2024	750,000	744,375	2.1	738,075

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175(1)	4.25%	05/2025	$1,105,764	$1,105,494	3.2%	$1,093,380
					6,094,828	6,056,827	17.4	6,012,317
Property & Casualty Insurance
Asurion LLC	Senior Secured First Lien	L + 300(1)	5.50%	11/2023	748,049	748,049	2.2	745,805
Publishing
Meredith Corporation	Senior Secured First Lien	L + 275(1)	5.25%	01/2025	1,460,000	1,459,950	4.2	1,458,540
Nielsen Finance LLC	Senior Secured First Lien			10/2023	2,396,947	2,384,962	6.9	2,358,356
					3,856,947	3,844,912	11.1	3,816,896
Radio & Television
Gray Television, Inc.	Senior Secured First Lien	L + 250(1)	4.98%	01/2026	748,125	747,192	2.2	741,317
Nexstar Broadcasting, Inc.	Senior Secured First Lien			01/2024	152,963	151,624	0.4	150,821
Nexstar Broadcasting, Inc.	Senior Secured First Lien			01/2024	833,199	825,909	2.4	821,534
					1,734,287	1,724,725	5.0	1,713,672
Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500(1)	7.50%	09/2024	748,101	733,139	2.1	732,765
Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200(1)	4.50%	02/2025	748,106	740,659	2.1	733,144
XPO Logistics, Inc.	Senior Secured First Lien	L + 250(1)	4.98%	02/2025	1,220,477	1,218,121	3.5	1,215,107
XPO Logistics, Inc.	Senior Secured First Lien	L + 200(1)	4.50%	02/2025	500,000	493,145	1.5	492,650
					2,468,583	2,451,925	7.1	2,440,901
Telecommunications
CenturyLink, Inc.	Senior Secured First Lien	L + 275(1)	5.25%	01/2025	2,244,318	2,217,293	6.4	2,205,043
Level 3 Financing Inc.	Senior Secured First Lien	L + 225(2)	4.74%	02/2024	1,500,000	1,500,000	4.3	1,484,550
Sprint Communications, Inc.	Senior Secured First Lien	L + 300(1)	5.5%	02/2024	1,995,000	1,995,000	5.7	1,967,668
					5,739,318	5,712,293	16.4	5,657,261
Utilities
Brookfield WEC Holdings Inc.	Senior Secured First Lien			08/2025	748,125	749,995	2.2	747,751
Calpine Corporation	Senior Secured First Lien	L + 250(2)	5.11%	01/2024	997,409	991,176	2.9	989,231
Calpine Corporation	Senior Secured First Lien			03/2026	1,155,000	1,143,450	3.3	1,145,298
Eastern Power, LLC	Senior Secured First Lien	L + 375(1)	6.25%	10/2023	750,000	749,375	2.2	748,200
Nautilus Power, LLC	Senior Secured First Lien			05/2024	498,814	500,061	1.4	500,460
NRG Energy, Inc.	Senior Secured First Lien	L + 175(1)	4.25%	06/2023	997,436	992,478	2.8	987,262
Talen Energy Supply, LLC	Senior Secured First Lien			04/2024	996,419	992,371	2.9	989,245
Vistra Operations Company LLC	Senior Secured First Lien			12/2023	498,724	498,101	1.4	496,081
Vistra Operations Company LLC	Senior Secured First Lien			12/2025	498,744	495,003	1.4	492,160
					7,140,671	7,112,010	20.5	7,095,688
Total Debt Investments United States					$79,400,143	$78,891,037	227.4%	$78,487,898
Total United States						$78,891,037	227.4%	$78,487,898

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Canada
Debt Investments
Air Transport
Air Canada	Senior Secured First Lien			10/2023	$996,656	$997,901	2.9%	$995,858
Automotive
Panther BF Aggregator 2 L P	Senior Secured First Lien			03/2026	1,491,800	1,476,882	4.3	1,477,777
Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 225(1)	4.75%	02/2024	1,496,183	1,479,495	4.3	1,474,938
Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien			06/2025	590,218	583,152	1.6	576,938
Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325(2)	5.85%	10/2025	249,373	249,685	0.7	249,049
Total Debt Investments Canada					$4,824,230	$4,787,115	13.8%	$4,774,560
Total Canada						$4,787,115	13.8%	$4,774,560
Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 225(2)	4.99%	11/2024	498,737	498,737	1.4	493,750
Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425(1)	6.75%	04/2024	748,097	744,987	2.1	736,426
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300(2)	5.69%	02/2025	964,649	938,121	2.7	912,365
					1,712,746	1,683,108	4.8	1,648,791
Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225(1)	4.75%	04/2025	404,728	403,724	1.2	402,017
Total Debt Investments Luxembourg					$2,616,211	$2,585,569	7.4%	$2,544,558
Total Luxembourg						$2,585,569	7.4%	$2,544,558
Netherlands
Debt Investments
Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien			09/2023	393,318	393,318	1.1	393,357
Total Debt Investments Netherlands					$393,318	$393,318	1.1%	$393,357
Total Netherlands						$393,318	1.1%	$393,357
Australia
Debt Investments
Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275(2)	5.35%	05/2025	748,116	730,348	2.1	727,243
Total Debt Investments Australia					$748,116	$730,348	2.1%	$727,243
Total Australia						$730,348	2.1%	$727,243
Total Investments						$87,387,387	251.8%	$86,927,616

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Prime ("P") or EURIBOR ("E") and which reset daily, monthly, quarterly or semiannually.  For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor.  For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $34,518,609 as of March 31, 2019.
(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2019 was 2.49%.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2019 was 2.60%.
(3)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2019 was 2.56%.

Below is selected balance sheet information for the Senior Loan Fund as of March 31, 2019:

As of March 31, 2019 (Unaudited)
Selected Balance Sheet Information:
Total investments, at fair value	$86,927,616
Cash	4,325,348
Other assets	436,264
Total assets	$91,689,228
Debt	$—
Other liabilities	57,170,619
Total liabilities	$57,170,619
Members’ equity	34,518,609
Total liabilities and members’ equity	$91,689,228

Below is selected statements of operations information for the Senior Loan Fund for the three months ended March 31, 2019:

For the three months ended March 31, 2019
Selected Statements of Operations Information:
Total investment income	$96,696
Expenses
Interest and other debt financing costs	7,267
Professional fees	90,000
Other general and administrative expenses	21,799
Total expenses	119,066
Net investment income (loss)	(22,370)
Net realized gain (loss) on investments	750
Net change in unrealized appreciation (depreciation) on investments	(459,771)
Net increase (decrease) in members’ equity	$(481,391)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had $12.0 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $12.0 million combined with our uncalled capital commitments of $117.4 million, $7.1 million undrawn amount on our Revolving Credit Facility II and $17.8 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since June 26, 2015 (Commencement), we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At March 31, 2019, we had received capital commitments totaling $409.4 million, of which $10.0 million was from CCG LP.

Since June 26, 2015 (Commencement), pursuant to the Subscription Agreements, we have delivered eighteen capital drawdown notices to our investors relating to the issuance of 14,703,566 of our common shares for an aggregate offering of $292.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of March 31, 2019, the Company received all amounts relating to the eighteen capital drawdown notices.

During the three months ended March 31, 2019, we issued 15,149 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $296,123. For the three months ended March 31, 2018, we issued 4,235 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $85,620.

Debt

Debt consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175.0	$157.2	$17.8	$157.2
Revolving Credit Facility II (3)(5)	85.0	78.3	7.1	77.8
Total Debt	$260.0	$235.5	$24.9	$235.0

	December 31, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175.0	$159.6	$15.4	$159.6
Revolving Credit Facility II (3)(5)	85.0	78.3	7.2	77.8
Total Debt	$260.0	$237.9	$22.6	$237.4

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings. Excludes unamortized deferred financing costs.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million and Euro (EUR) of 1.8 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of March 31, 2019 and December 31, 2018, was $77,890,953 and $77,751,742, respectively.

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

The summary information regarding the SPV Asset Facility and Revolving Credit Facility II for the three months ended March 31, 2019 and March 31, 2018, were as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Borrowing interest expense	$2,606,284	$1,390,841
Unused facility fees	26,356	66,054
Amortization of upfront commitment fees	164,951	156,851
Amortization of deferred financing costs	11,884	38,214
Total interest and credit facility expenses	$2,809,475	$1,651,960
Weighted average interest rate	4.56%	3.73%
Weighted average outstanding balance	$231,745,160	$151,139,008

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility II and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of March 31, 2019 and December 31, 2018, our asset coverage ratio was 2.22 to 1 and 2.08 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2019, the Company recorded $8,426,042 in transfers from Level 3 to Level 2 and $7,522,789 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the three months ended March 31, 2018, the Company recorded $10,593,834 in transfers from Level 3 to Level 2 and $7,825,579 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the three months ended March 31, 2019, the Advisor allocated to the Company $59,016 of equity offering costs and $42,187 of organization costs, of which $101,203 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at March 31, 2019. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $662,798 of equity offering costs and $473,787 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.4% and 1.3% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the three months ended March 31, 2019, the Company expensed an excise tax of $0, of which $22,854 remained payable and relates to fiscal year 2018. For the three months ended March 31, 2018 the Company expensed an excise tax of $(779), of which $0 remained payable.

CBDC Universal Equity, Inc. is a taxable entity. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the three months ended March 31, 2019, the Company recognized a benefit/(provision) for income taxes of $(449,065) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of March 31, 2019, there is a corresponding net deferred tax liability of $753,992 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $1,032,378 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and (ii) a deferred tax asset of $278,386 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Taxable Subsidiary.

For the three months ended March 31, 2018, the Company recognized a benefit/(provision) for income taxes of $31,406, which was the net effect of a deferred tax liability of $282,977 resulting from unrealized appreciation on investments held by the Taxable Subsidiary and a deferred tax asset of $97,234 resulting from unrealized depreciation on investments of the Taxable Subsidiary.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2019, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

As of March 31, 2019, 95.3% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility II and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$14.9	$7.1	$7.8
Up 200 basis points	$9.9	$4.7	$5.2
Up 100 basis points	$4.9	$2.4	$2.5
Down 25 basis points	$(1.2)	$(0.6)	$(0.6)
Down 100 basis points	$(4.9)	$(2.4)	$(2.5)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility II. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility II, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2019, we had £2.5 million and €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a £3.0 million investment and €1.8  million investment, respectively. Also as of March 31, 2019, we had £5.9 million and €6.7 million notional exposure to foreign currency forward contracts related to a £6.1 million and €6.9 million investment.

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

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended March 31, 2019:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	$19.55	27,578.26	—	$2,838,346
February 2019	—	—	—	2,838,346
March 2019	—	—	—	2,838,346
Total	$—	—	—	$2,838,346

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]
Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

4.1	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1

Investment Advisory Agreement, dated June  2, 2015, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June  5, 2015).

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

10.12

Second Amendment to Loan and Security Agreement, dated September  28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-K filed on March 22, 2019).

10.13

Third Amendment to Loan and Security Agreement, dated April 9, 2019, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (filed herewith).

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

Crescent Capital BDC, INC.

Date: May 10, 2019	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 10, 2019	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer