Form 10-Q
period 2019-06-30
Crescent Capital BDC, Inc.
filed 2019-08-13
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 13, 2019 was 19,549,618.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Potential fluctuation in quarterly operating results;

•	Potential impact of economic recessions or downturns;

•	Adverse developments in the credit markets;

•	Operation in a highly competitive market for investment opportunities;

•	Regulations governing our operation as a business development company;

•	Financing investments with borrowed money;

•	Lack of liquidity in investments;

•	Defaults by portfolio companies;

•	Uncertainty as to the value of certain portfolio investments;

•	Potential resignation of the Advisor and or the Administrator;

•	Changes in interest rates may affect our cost of capital and net investment income;

•	Potential adverse effects of price declines and illiquidity in the corporate debt markets;

•	Risks associated with original issue discount (“OID”) and payment-in-kind (“PIK”) interest income;

•	Risks regarding distributions;

•	Potential adverse effects of new or modified laws and regulations;

•	the acquisition (the “Alcentra Acquisition”) of Alcentra Capital Corporation (“Alcentra Capital”);

•	the outcome and impact of any litigation relating to the Alcentra Acquisition;

•	the likelihood that the Alcentra Acquisition is completed and the anticipated timing of its completion;

•	the ability of our business and Alcentra Capital’s business to successfully integrate if the Alcentra Acquisition is completed; and

•	the impact to the periods following the completion of the Alcentra Acquisition.

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $600,425,404 and $500,680,681, respectively)	$598,117,955	$493,341,724
Investments, controlled and affiliated, at fair value (cost of $27,500,000 and $0, respectively)	26,787,440	—
Cash and cash equivalents	8,721,397	9,809,812
Cash denominated in foreign currency (cost of $316,121 and $580,874, respectively)	319,022	559,011
Receivable for investments sold	—	37,427
Interest receivable	2,852,103	1,334,535
Unrealized appreciation on foreign currency forward contracts	308,078	17,406
Prepaid expenses and other assets	105,029	20,041

Total assets	$637,211,024	$505,119,956

Liabilities
Debt (net of deferred financing costs of $1,923,061 and $1,695,193, respectively)	$266,597,017	$235,707,992
Unrealized depreciation on foreign currency forward contracts	8,691	—
Payable for investments purchased	37,824,662	299,570
Distributions payable	6,660,776	5,343,316
Management fees payable - affiliate	1,115,822	963,009
Due to Advisor - affiliate	116,772	136,235
Due to Administrator - affiliate	254,810	178,461
Professional fees payable	275,892	254,929
Directors’ fees payable	141,313	62,063
Interest and other debt financing costs payable	2,347,528	1,849,983
Deferred tax liability	784,643	304,928
Accrued expenses and other liabilities	298,829	440,630

Total liabilities	$316,426,755	$245,541,116

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 16,245,796 and 13,358,289 shares issued and outstanding, respectively)	16,246	13,358
Paid-in capital in excess of par value	322,542,604	266,023,849
Distributable earnings (accumulated loss)	(1,774,581)	(6,458,367)

Total Net Assets	$320,784,269	$259,578,840

Total Liabilities and Net Assets	$637,211,024	$505,119,956

Net asset value per share	$19.75	$19.43

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Investment Income:
From non-controlled and non-affiliated investments:
Interest income	$10,932,814	$7,222,142	$21,556,338	$13,994,039
Paid-in-kind interest	171,378	28,810	336,628	67,894
Dividend income	507,878	—	931,281	—
Other income	356,260	—	599,839	—
From controlled and affiliated investments:
Interest income	—	—	—	—
Dividend income	550,000	—	550,000	—
Other income	—	—	—	—

Total investment income	12,518,330	7,250,952	23,974,086	14,061,933

Expenses:
Interest and other debt financing costs	3,172,762	1,956,208	5,982,238	3,608,168
Management fees	2,160,039	1,368,192	4,050,165	2,576,786
Income incentive fees	1,106,355	560,906	2,130,733	1,115,883
Directors’ fees	72,500	72,500	145,000	145,000
Professional fees	192,234	189,632	384,405	375,080
Organization expenses	48,676	32,452	90,863	56,790
Other general and administrative expenses	537,300	457,943	1,057,917	897,856

Total expenses	7,289,866	4,637,833	13,841,321	8,775,563
Management and income incentive fees waived	(2,150,573)	(1,133,852)	(4,077,803)	(1,604,694)

Net expenses	5,139,293	3,503,981	9,763,518	7,170,869

Net investment income before taxes	7,379,037	3,746,971	14,210,568	6,891,064
Income and excise taxes	3,336	7,600	5,679	6,821

Net investment income after taxes	7,375,701	3,739,371	14,204,889	6,884,243

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Non-controlled and non-affiliated investments	(659,774)	(44,196)	(920,576)	(219,319)
Foreign currency transactions	475,567	3,026	488,871	5,160
Net change in unrealized appreciation (depreciation) on:
Non-controlled and non-affiliated investments and foreign currency translation	1,513,789	(1,397,426)	4,510,134	(1,558,648)
Controlled and affiliated investments	(471,880)	—	(712,560)	—
Foreign currency forward contracts	309,355	—	281,981	—

Net realized and unrealized gains (losses) on investments	1,167,057	(1,438,596)	3,647,850	(1,772,807)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(30,650)	(25,907)	(479,715)	5,499

Net increase (decrease) in net assets resulting from operations	$8,512,108	$2,274,868	$17,373,024	$5,116,935

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.54	$0.23	$1.15	$0.55
Net investment income per share (basic and diluted):	$0.47	$0.38	$0.94	$0.74
Weighted average shares outstanding (basic and diluted):	15,703,473	9,902,467	15,087,362	9,357,106

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2019	14,703,566	$14,704	$292,259,610	$(3,625,913)	$288,648,401
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,375,701	7,375,701
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(184,207)	(184,207)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	1,351,264	1,351,264
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(30,650)	(30,650)
Shareholder distributions:
Issuance of common stock	1,524,312	1,525	29,998,475	—	30,000,000
Issuance of common shares pursuant to dividend reinvestment plan	17,918	17	352,615	—	352,632
Equity offering costs	—	—	(68,096)	—	(68,096)
Distributions to shareholders	—	—	—	(6,660,776)	(6,660,776)

Total increase (decrease) for the three months ended June 30, 2019	1,542,230	1,542	30,282,994	1,851,332	32,135,868

Balance at June 30, 2019	16,245,796	$16,246	$322,542,604	$(1,774,581)	$320,784,269

Distributions to shareholder per share for the three months ended June 30, 2019	—	$—	$—	$0.41	$0.41

Balance at December 31, 2018	13,358,289	$13,358	$266,023,849	$(6,458,367)	$259,578,840
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	14,204,889	14,204,889
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(431,705)	(431,705)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,079,555	4,079,555
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(479,715)	(479,715)
Shareholder distributions:
Issuance of common stock	2,854,440	2,855	55,997,145	—	56,000,000
Issuance of common shares pursuant to dividend reinvestment plan	33,067	33	648,722	—	648,755
Equity offering costs	—	—	(127,112)	—	(127,112)
Distributions to shareholders	—	—	—	(12,689,238)	(12,689,238)

Total increase (decrease) for the six months ended June 30, 2019	2,887,507	2,888	56,518,755	4,683,786	61,205,429

Balance at June 30, 2019	16,245,796	$16,246	$322,542,604	$(1,774,581)	$320,784,269

Distributions to shareholders per share for six months ended June 30, 2019	—	$—	$—	$0.82	$0.82

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at March 31, 2018	9,343,227	$9,343	$185,806,718	$1,841,954	$187,658,015
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,739,371	3,739,371
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(41,170)	(41,170)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(1,397,426)	(1,397,426)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(25,907)	(25,907)
Shareholder distributions:
Issuance of common stock	991,916	992	19,999,008	—	20,000,000
Issuance of common shares pursuant to dividend reinvestment plan	5,943	6	119,832	—	119,838
Equity offering costs	—	—	(45,397)	—	(45,397)
Distributions to shareholders	—	—	—	(3,876,874)	(3,876,874)

Total increase (decrease) for the three months ended June 30, 2018	997,859	998	20,073,443	(1,602,006)	18,472,435

Balance at June 30, 2018	10,341,086	$10,341	$205,880,161	$239,948	$206,130,450

Distributions to shareholder per share for the three months ended June 30, 2018	—	$—	$—	$0.38	$0.38

Balance at December 31, 2017	8,597,116	$8,597	$170,755,891	$2,035,501	$172,799,989
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,884,243	6,884,243
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(214,159)	(214,159)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(1,558,648)	(1,558,648)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	5,499	5,499
Shareholder distributions:
Issuance of common stock	1,733,792	1,734	34,998,266	—	35,000,000
Issuance of common shares pursuant to dividend reinvestment plan	10,178	10	205,448	—	205,458
Equity offering costs	—	—	(79,444)	—	(79,444)
Distributions to shareholders	—	—	—	(6,912,488)	(6,912,488)

Total increase (decrease) for the six months ended June 30, 2018	1,743,970	1,744	35,124,270	(1,795,553)	33,330,461

Balance at June 30, 2018	10,341,086	$10,341	$205,880,161	$239,948	$206,130,450

Distributions to shareholders per share for six months ended June 30, 2018	—	$—	$—	$0.70	$0.70

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,373,024	$5,116,935

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(185,173,445)	(133,962,061)
Paid-in-kind interest income	(336,628)	(67,894)
Proceeds from sales of investments and principal repayments	58,635,995	54,840,795
Net realized (gain) loss on investments	920,576	219,319
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(3,797,574)	1,558,648
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(281,981)	—
Amortization of premium and accretion of discount, net	(1,291,221)	(833,496)
Amortization of deferred financing costs	414,048	392,061
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	37,427	5,082
(Increase) decrease in interest receivable	(1,517,568)	(98,117)
(Increase) decrease in prepaid expenses and other assets	(84,988)	(104,941)
Increase (decrease) in payable for investments purchased	37,525,092	4,068,936
Increase (decrease) in management fees payable - affiliate	152,813	60,741
Increase (decrease) in income incentive fees payable - affiliate	—	(504,295)
Increase (decrease) in due to Advisor - affiliate	(19,463)	38,924
Increase (decrease) in due to Administrator - affiliate	76,349	13,882
Increase (decrease) in professional fees payable	20,963	17,977
Increase (decrease) in directors’ fees payable	79,250	4,500
Increase (decrease) in interest and credit facility fees and expenses payable	497,545	257,532
Increase (decrease) in deferred tax liability	479,715	(5,500)
Increase (decrease) in accrued expenses and other liabilities	(141,801)	(17,767)

Net cash provided by (used for) operating activities	(76,431,872)	(68,998,739)

Cash flows from financing activities:
Issuance of common stock	56,000,000	35,000,000
Financing costs paid related to revolving credit facilities	(641,916)	(119,880)
Distributions paid	(10,723,023)	(5,537,389)
Equity offering costs	(127,112)	(79,444)
Borrowings on debt	108,495,309	101,700,000
Repayments on debt	(77,924,554)	(62,000,000)

Net cash provided by (used for) financing activities	75,078,704	68,963,287

Effect of exchange rate changes on cash denominated in foreign currency	24,764	(23,769)
Net increase (decrease) in cash, cash equivalents and foreign currency	(1,328,404)	(59,221)
Cash, cash equivalents and foreign currency, beginning of period	10,368,823	9,270,912

Cash, cash equivalents and foreign currency, end of period	$9,040,419	$9,211,691

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$5,070,645	$2,837,386
Issuance of common stock pursuant to distribution reinvestment plan	$648,755	$205,458
Accrued but unpaid equity offering costs	$68,096	$45,397
Accrued but unpaid distributions	$6,660,776	$3,876,873

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2)	Senior Secured Second Lien	L + 850	(3)	11.31%	05/2025	$9,072,563	$8,815,446	2.3%	$7,382,652
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450	(4)	6.90%	01/2023	4,744,386	4,690,907	1.5	4,744,386
Auto-Vehicle Parts, LLC(2) (5) (6)	Senior Secured First Lien				01/2023	—	(6,319)	—	—
Continental Battery Company(2)	Senior Secured First Lien	L + 475	(4)	7.15%	12/2022	3,993,375	3,941,376	1.2	3,993,375
Continental Battery Company(2) (5)	Senior Secured First Lien	L + 475	(4)	7.15%	12/2022	7,211,719	7,099,828	2.2	7,211,719
Empire Auto Parts, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.98%	09/2024	2,481,250	2,437,101	0.8	2,506,062
Empire Auto Parts, LLC(2) (5) (6)	Senior Secured First Lien				09/2024	—	(6,909)	—	4,000
POC Investors, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.83%	11/2021	9,491,858	9,395,788	3.0	9,541,174
POC Investors, LLC(2) (5) (6)	Senior Secured First Lien				11/2021	—	(8,569)	—	5,196

						36,995,151	36,358,649	11.0	35,388,564

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450	(4)	6.90%	08/2021	3,000,000	3,000,000	0.9	3,009,375
Alion Science and Technology Corporation(2)	Unsecured Debt			11.00%	08/2022	6,542,905	6,423,031	2.0	6,575,620
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 525	(3)	7.58%	12/2021	5,965,968	5,908,245	1.9	5,965,968
Midwest Industrial Rubber(2) (5)	Senior Secured First Lien	L + 525	(3)	7.70%	12/2021	218,750	213,963	0.1	218,750
Potter Electric Signal Company(2) (5)	Senior Secured First Lien	P + 325	(7)	8.75%	12/2022	153,225	149,322	—	150,975
Potter Electric Signal Company(2)	Senior Secured First Lien	L + 425	(8)	6.54%	12/2023	2,518,125	2,493,548	0.8	2,505,534
Potter Electric Signal Company(2) (5)	Senior Secured First Lien	L + 425	(3)	6.83%	12/2023	192,733	186,662	0.1	189,233

						18,591,706	18,374,771	5.8	18,615,455

Commercial & Professional Services
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(3)	5.58%	07/2021	815,743	815,902	0.2	748,648
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(3)	8.83%	07/2022	500,000	501,723	0.1	398,127
Allied Universal Holdco, LLC	Senior Secured First Lien				06/2026	13,648,649	13,512,162	4.3	13,614,527
Allied Universal Holdco, LLC(5) (6)	Senior Secured First Lien				06/2026	—	—	—	(3,378)
Allied Universal Holdco, LLC(2)	Senior Secured Second Lien	L + 850	(4)	10.90%	07/2023	750,000	720,078	0.2	757,500
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(4)	7.15%	05/2024	5,267,500	5,247,872	1.0	3,318,525
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5)	Senior Secured First Lien	L + 625	(3)	8.58%	04/2023	720,000	707,304	0.2	729,336
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625	(3)	8.58%	09/2023	6,638,001	6,520,236	2.1	6,720,629
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5) (6)	Senior Secured First Lien				09/2023	—	(7,206)	—	10,581
CHA Holdings, Inc(2)	Senior Secured First Lien	L + 450	(3)	6.83%	04/2025	4,879,286	4,858,320	1.5	4,873,187
CHA Holdings, Inc(2) (5)	Senior Secured First Lien	L + 450	(3)	6.81%	04/2025	1,028,572	1,024,139	0.3	1,027,232
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.65%	03/2022	8,837,925	8,734,396	2.8	8,837,925
DFS Intermediate Holdings, LLC(2) (5)	Senior Secured First Lien	L + 525	(4)	7.65%	03/2022	4,836,861	4,756,980	1.5	4,836,861

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GH Holding Company(2)	Senior Secured First Lien	L + 450	(4)	6.90%	02/2023	$1,481,250	$1,475,581	0.5%	$1,481,250
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500	(4)	7.40%	04/2025	7,433,684	7,400,539	2.3	7,377,932
Hepaco, LLC(2) (5)	Senior Secured First Lien	L + 475	(4)	7.14%	08/2023	416,667	414,000	0.1	416,667
Hepaco, LLC(2)	Senior Secured First Lien	L + 475	(4)	7.15%	08/2024	5,177,750	5,134,390	1.6	5,177,750
Hepaco, LLC(2) (5)	Senior Secured First Lien	L + 475	(4)	7.15%	08/2024	3,998,165	3,961,172	1.3	3,998,165
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 550	(3)	7.83%	07/2022	162,000	159,173	0.1	166,500
Jordan Healthcare Inc.(2)	Senior Secured First Lien	L + 550	(3)	7.83%	07/2022	4,041,907	4,014,466	1.3	4,082,326
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 550	(3)	7.83%	07/2022	701,679	692,895	0.2	713,717
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875	(3)	11.35%	03/2025	8,101,633	7,916,417	2.5	8,061,124
MHS Acquisition Holdings, LLC(2) (5)	Senior Secured Second Lien	L + 875	(3)	11.35%	03/2025	466,576	450,174	0.1	461,317
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK	(3)	13.50%	03/2026	889,101	878,260	0.3	815,126
Miraclon Corporation(2)	Senior Secured First Lien	L + 625	(3)	8.84%	03/2026	4,161,529	4,039,670	1.3	4,161,529
SavATree, LLC(2)	Senior Secured First Lien	L + 525	(3)	7.58%	06/2022	3,975,920	3,928,518	1.2	3,975,920
SavATree, LLC(2) (5) (6)	Senior Secured First Lien				06/2022	—	(6,428)	—	—
SavATree, LLC(2) (5) (6)	Senior Secured First Lien				06/2022	—	(7,826)	—	—
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850	(4)	10.91%	11/2024	5,000,000	4,902,019	1.6	5,000,000
UP Acquisition Corp(2)	Senior Secured First Lien	L + 575	(4)	6.75%	05/2024	4,400,000	4,313,529	1.4	4,400,000
UP Acquisition Corp(2) (5) (6)	Senior Secured First Lien				05/2024	—	(24,466)	—	—
USAGM HoldCo LLC(2)	Senior Secured Second Lien			11.00%	07/2023	2,380,952	2,345,737	0.8	2,404,762
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(4)	10.90%	07/2023	10,000,000	9,756,349	3.1	10,006,250
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 400	(4)	6.40%	09/2025	14,887,500	14,853,534	4.6	14,840,977
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 575	(4)	8.18%	01/2022	5,636,375	5,575,633	1.7	5,477,380

						131,235,225	129,565,242	40.2	128,888,392

Consumer Durables & Apparel
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600	(3)	8.33%	06/2023	3,273,000	3,217,226	1.0	3,273,000
EiKo Global, LLC(2) (5)	Senior Secured First Lien	L + 600	(3)	8.33%	06/2023	112,500	99,715	0.1	112,500

						3,385,500	3,316,941	1.1	3,385,500

Consumer Services
Colibri Group LLC(2)	Senior Secured First Lien	L + 575	(4)	8.16%	05/2025	8,250,000	8,047,800	2.6	8,250,000
Colibri Group LLC(2) (5) (6)	Senior Secured First Lien				05/2025	—	(32,879)	—	—
Colibri Group LLC(2) (5)	Senior Secured First Lien	P + 475	(7)	10.25%	05/2025	66,667	42,312	—	66,667
COP Home Services Holdings, Inc.(2)	Senior Secured First Lien	L + 450	(3)	7.04%	05/2025	3,482,879	3,414,475	1.1	3,465,465
COP Home Services Holdings, Inc.(2) (5) (6)	Senior Secured First Lien				05/2025	—	(19,295)	—	(5,805)
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.66%	09/2022	3,015,114	2,991,834	0.9	3,045,265
Counsel On Call, LLC(2) (5) (6)	Senior Secured First Lien				09/2022	—	(2,710)	—	4,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
JLL XDD, Inc.(2)	Senior Secured First Lien	L + 475	(3)	7.33%	12/2023	$2,144,625	$2,091,148	0.7%	$2,123,226
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 450	(3)	6.90%	03/2025	4,389,000	4,286,382	1.4	4,389,000
Learn-It Systems, LLC(2) (5)	Senior Secured First Lien	L + 450	(4)	6.90%	03/2025	300,000	285,688	0.1	300,000
Learn-It Systems, LLC(2) (5) (6)	Senior Secured First Lien				03/2025	—	(60,563)	—	—
New Mountain Learning(2)	Senior Secured First Lien	L + 600	(3)	8.33%	03/2024	2,217,583	2,181,335	0.6	1,898,704
New Mountain Learning(2) (5)	Senior Secured First Lien	L + 600	(3)	8.33%	03/2024	575,000	565,584	0.2	488,722
NS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 475	(4)	7.15%	09/2021	2,836,604	2,810,593	0.9	2,836,604
NS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien				09/2021	—	(1,965)	—	—
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(4)	5.65%	05/2025	3,620,655	3,605,135	1.1	3,620,655
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750	(4)	9.90%	05/2026	9,333,333	9,244,221	2.9	9,294,413
Teaching Strategies LLC(2)	Senior Secured First Lien	L + 600	(3)	8.33%	05/2024	9,281,250	9,084,552	2.9	9,306,526
Teaching Strategies LLC(2) (5)	Senior Secured First Lien	L + 600	(3)	8.33%	05/2024	182,466	169,700	0.1	184,180
United Language Group, Inc.(2)	Senior Secured First Lien	L + 600	(4)	8.50%	12/2021	5,112,775	5,042,835	1.5	5,052,540
Vistage Worldwide, Inc.	Senior Secured First Lien	L + 400	(4)	6.40%	02/2025	8,511,263	8,518,160	2.6	8,484,665
Wrench Group LLC(2)	Senior Secured First Lien	L + 425	(9)	6.45%	04/2026	4,607,480	4,562,089	1.4	4,607,480
Wrench Group LLC(2) (5)	Senior Secured First Lien				04/2026	—	—	—	—
Wrench Group LLC(2)	Senior Secured Second Lien	L + 788	(9)	10.07%	04/2027	2,500,000	2,426,047	0.8	2,500,000

						70,426,694	69,252,478	21.8	69,912,307

Diversified Financials
Vanguard Holdings Corp.(2) (5)	Senior Secured First Lien	L + 500	(4)	6.00%	09/2023	526,916	507,539	0.1	526,916
Vanguard Holdings Corp.(2)	Senior Secured First Lien	L + 500	(4)	7.40%	09/2023	11,761,125	11,556,947	3.7	11,761,125
Vanguard Holdings Corp.(2) (5) (6)	Senior Secured First Lien				09/2023	—	(12,112)	—	—

						12,288,041	12,052,374	3.8	12,288,041

Energy
BJ Services, LLC(2) (10)	Senior Secured First Lien	L + 1033	(3)	12.92%	01/2023	8,500,000	8,421,815	2.6	8,500,000
BJ Services, LLC(2)	Senior Secured First Lien	L + 700	(3)	9.59%	01/2023	5,000,000	4,954,541	1.6	5,000,000

						13,500,000	13,376,356	4.2	13,500,000

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien	L + 575	(3)	8.08%	06/2025	6,650,000	6,617,827	1.6	5,286,750

Food, Beverage & Tobacco
Mann Lake Ltd.(2)	Senior Secured First Lien	L + 550	(3)	7.82%	10/2024	3,283,500	3,224,364	1.0	3,283,500
Mann Lake Ltd.(2) (5)	Senior Secured First Lien	L + 550	(3)	7.82%	10/2024	54,000	38,217	—	54,000

						3,337,500	3,262,581	1.0	3,337,500

Health Care Equipment & Services
Ameda, Inc.(2)	Senior Secured First Lien	L + 700	(4)	9.40%	09/2022	2,565,122	2,532,429	0.8	2,466,039
Ameda, Inc.(2) (5)	Senior Secured First Lien	L + 700	(4)	9.40%	09/2022	187,500	183,911	0.1	175,912
Avalign Technologies, Inc.(2) (5) (6)	Senior Secured First Lien				12/2025	—	—	—	(2,062)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Avalign Technologies, Inc.(2)	Senior Secured First Lien	L + 450	(3)	6.70%	12/2025	$17,094,549	$16,932,443	5.3%	$17,051,813
Carestream Health, Inc.(11)	Senior Secured First Lien	L + 575	(4)	8.15%	02/2021	198,407	198,434	0.1	192,455
Carestream Health, Inc.(2) (11)	Senior Secured Second Lien	L + 950	(4)	11.90%	06/2021	154,612	154,612	—	148,814
Centauri Health Solutions, Inc(2)	Senior Secured First Lien	L + 500	(4)	7.40%	01/2022	895,500	883,556	0.3	904,455
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.40%	01/2022	14,617,757	14,422,715	4.6	14,763,935
Centauri Health Solutions, Inc.(2) (5) (6)	Senior Secured First Lien				01/2022	—	(10,868)	—	15,750
CRA MSO, LLC(2)	Senior Secured First Lien	L + 475	(4)	7.16%	12/2023	1,243,750	1,221,516	0.4	1,243,750
CRA MSO, LLC(2) (5) (6)	Senior Secured First Lien				12/2023	—	(10,208)	—	—
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725	(4)	9.65%	07/2024	5,735,294	5,610,673	1.8	5,706,618
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.40%	10/2022	1,670,250	1,649,893	0.5	1,670,250
GrapeTree Medical Staffing, LLC(2) (5) (6)	Senior Secured First Lien				10/2022	—	(5,201)	—	—
MDVIP, Inc.(2)	Senior Secured First Lien	L + 425	(4)	6.65%	11/2024	9,708,398	9,708,398	3.0	9,696,262
NMN Holdings III Corp.(2)	Senior Secured Second Lien	L + 775	(4)	10.15%	11/2026	7,222,222	7,017,120	2.2	7,222,222
NMN Holdings III Corp.(2) (5) (6)	Senior Secured Second Lien				11/2026	—	(23,032)	—	—
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000	(3)	12.58%	10/2023	4,307,480	4,190,685	1.3	4,308,123
Omni Ophthalmic Management Consultants, LLC(2) (5) (6)	Senior Secured First Lien				09/2021	—	(23,804)	—	—
Omni Ophthalmic Management Consultants, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.66%	09/2021	6,982,500	6,881,310	2.2	6,982,500
Professional Physical Therapy(2)	Senior Secured First Lien	L + 750 (including 400 PIK	)(3)	9.94%	12/2022	8,819,513	8,432,281	2.3	7,232,000
PT Network, LLC(2) (5)	Senior Secured First Lien	P + 450	(7)	10.00%	11/2021	318,486	317,518	0.1	310,437
PT Network, LLC(2)	Senior Secured First Lien	L + 550	(3)	8.10%	11/2021	4,698,827	4,687,232	1.4	4,604,283
Safco Dental Supply, LLC(2)	Senior Secured First Lien	L + 550	(4)	7.91%	06/2025	5,450,000	5,355,210	1.7	5,395,972
Safco Dental Supply, LLC(2) (5) (6)	Senior Secured First Lien				06/2025	—	(10,419)	—	(5,948)
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	P + 350	(7)	9.00%	10/2023	80,000	77,444	—	78,500
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	L + 450	(9)	7.38%	10/2024	272,064	265,054	0.1	268,069
Smile Brands, Inc.(2)	Senior Secured First Lien	L + 450	(3)	7.38%	10/2024	2,089,500	2,070,684	0.6	2,079,053
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 600	(3)	8.33%	10/2022	77,083	76,362	—	77,083
Smile Doctors LLC(2)	Senior Secured First Lien	L + 600	(3)	8.33%	10/2022	3,189,146	3,157,864	1.0	3,221,037
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 600	(3)	8.33%	10/2022	1,201,420	1,197,526	0.4	1,221,738
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 400	(4)	6.40%	01/2024	2,117,750	2,109,441	0.7	2,117,666
Upstream Rehabilition, Inc.(2) (5) (6)	Senior Secured First Lien				01/2024	—	(752)	—	(8)
Zest Acquisition Corp.	Senior Secured First Lien	L + 350	(4)	5.91%	03/2025	8,874,663	8,875,321	2.6	8,467,937

						109,771,793	108,125,348	33.5	107,614,655

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Household & Personal Products
Tranzonic(2)	Senior Secured First Lien	L + 475	(4)	7.15%	03/2023	$4,002,795	$3,970,445	1.3%	$4,002,795
Tranzonic(2) (5)	Senior Secured First Lien	P + 375	(7)	9.25%	03/2023	22,000	17,889	—	22,000

						4,024,795	3,988,334	1.3	4,024,795

Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien	L + 750	(3)	10.02%	10/2026	4,632,123	4,621,188	1.4	4,608,962
Integrity Marketing Group, LLC(2) (5)	Senior Secured First Lien	L + 425	(3)	6.58%	11/2025	2,600,000	2,532,583	0.8	2,552,265
Integro Parent Inc.(2) (11)	Senior Secured First Lien	L + 575	(3)	8.27%	10/2022	482,642	477,672	0.2	472,989
Integro Parent Inc.(2) (11)	Senior Secured Second Lien	L + 925	(3)	11.65%	10/2023	380,282	376,164	0.1	380,282
Integro Parent Inc.(2) (11)	Senior Secured Second Lien	L + 925	(3)	11.77%	10/2023	2,915,493	2,878,119	0.9	2,915,493

						11,010,540	10,885,726	3.4	10,929,991

Materials
Kestrel Parent, LLC(2) (5) (6)	Senior Secured First Lien				11/2023	—	(19,025)	—	—
Kestrel Parent, LLC(2)	Senior Secured First Lien	L + 600	(4)	8.40%	11/2025	6,774,067	6,616,332	2.1	6,774,067
Maroon Group, LLC (2)	Senior Secured First Lien	L + 675	(3)	9.10%	08/2022	2,425,472	2,406,850	0.8	2,425,472
Maroon Group, LLC (2) (5)	Senior Secured First Lien	P + 575	(7)	11.25%	08/2022	154,000	151,426	—	154,000
Maroon Group, LLC (2) (5) (6)	Senior Secured First Lien				08/2022	—	(9,194)	—	—

						9,353,539	9,146,389	2.9	9,353,539

Media
Hoya Midco, LLC(2)	Senior Secured Second Lien	L + 875	(4)	11.15%	06/2025	540,540	514,470	0.2	545,946

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 500	(3)	7.32%	02/2023	3,211,957	3,174,370	1.0	3,211,957
Trinity Partners, LLC(2) (5) (6)	Senior Secured First Lien				02/2023	—	(6,560)	—	—

						3,211,957	3,167,810	1.0	3,211,957

Retailing
Slickdeals Holdings, LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(15,794)	—	3,636
Slickdeals Holdings, LLC(2)	Senior Secured First Lien	L + 600	(3)	8.44%	06/2024	10,800,019	10,544,548	3.4	10,854,019
Strategic Partners, Inc.(2)	Senior Secured First Lien	L + 375	(4)	6.15%	06/2023	6,354,683	6,343,938	2.0	6,362,626

						17,154,702	16,872,692	5.4	17,220,281

Software & Services
Ansira Partners, Inc.(2)	Senior Secured First Lien	L + 575	(4)	8.15%	12/2022	6,901,798	6,858,335	2.2	6,884,543
Ansira Partners, Inc.(2) (5)	Senior Secured First Lien	L + 575	(4)	8.17%	12/2022	629,413	624,991	0.2	627,036
Avaap USA LLC(2)	Senior Secured First Lien	L + 525	(4)	7.65%	03/2023	4,176,000	4,101,864	1.3	4,176,000
Avaap USA LLC(2) (5) (6)	Senior Secured First Lien				03/2023	—	(5,214)	—	—
Benesys, Inc.(2)	Senior Secured First Lien	L + 425	(4)	6.66%	10/2024	1,439,375	1,419,940	0.4	1,426,410
Benesys, Inc.(2) (5)	Senior Secured First Lien	L + 425	(3)	6.66%	10/2024	60,000	58,026	—	58,649
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 450	(4)	6.90%	08/2023	10,365,375	10,232,447	3.3	10,417,202
C-4 Analytics, LLC(2) (5) (6)	Senior Secured First Lien				08/2023	—	(7,251)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CAT Buyer, LLC(2)	Senior Secured First Lien	L + 550	(4)	7.91%	04/2024	$3,600,000	$3,522,925	1.1%	$3,588,781
CAT Buyer, LLC(2) (5) (6)	Senior Secured First Lien				04/2024	—	(7,433)	—	(1,091)
Claritas, LLC(2)	Senior Secured First Lien	L + 600	(3)	8.33%	12/2023	1,135,625	1,124,831	0.4	1,135,625
Claritas, LLC(2) (5)	Senior Secured First Lien	L + 600	(3)	8.40%	12/2023	37,500	34,678	—	37,500
List Partners, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.40%	01/2023	4,646,375	4,577,590	1.5	4,692,839
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien				01/2023	—	(9,669)	—	14,000
Mediaocean LLC	Senior Secured First Lien	L + 425	(4)	6.66%	08/2022	8,328,734	8,290,860	2.6	8,342,602
Perforce Software Inc.(2)	Senior Secured First Lien				07/2026	12,500,000	12,437,500	3.9	12,500,000
Ruffalo Noel Levitz, LLC(2)	Senior Secured First Lien	L + 600	(9)	8.69%	05/2022	2,550,000	2,516,508	0.8	2,537,250
Ruffalo Noel Levitz, LLC(2) (5) (6)	Senior Secured First Lien				05/2022	—	(3,867)	—	(1,500)
SMS Systems Maintenance Services, Inc.(2) (12)	Senior Secured Second Lien			PIK 15.00%	10/2024	6,155,879	5,619,108	0.8	2,602,520
SMS Systems Maintenance Services, Inc.(2) (12)	Senior Secured Second Lien			PIK 15.00%	10/2024	2,859,121	2,651,777	0.6	1,960,294
SMS Systems Maintenance Services, Inc.(2) (12)	Senior Secured Second Lien			PIK 15.00%	10/2024	4,703,478	4,286,559	0.6	1,988,488
Transportation Insight, LLC(2) (5)	Senior Secured First Lien	L + 450	(4)	6.90%	12/2024	107,143	100,536	—	103,393
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 450	(4)	6.90%	12/2024	5,233,700	5,186,667	1.6	5,207,531
Transportation Insight, LLC(2) (5) (6)	Senior Secured First Lien				12/2024	—	(11,111)	—	(6,450)
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(3,193)	—	(3,088)
Winxnet Holdings LLC(2)	Senior Secured First Lien	L + 600	(4)	8.40%	06/2023	1,980,000	1,947,159	0.6	1,964,715
Winxnet Holdings LLC(2) (5)	Senior Secured First Lien	L + 600	(4)	8.40%	06/2023	80,000	73,608	—	76,912

						77,489,516	75,618,171	21.9	70,330,161

Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050	(3)	13.10%	02/2025	2,635,052	2,534,871	0.7	2,161,173

Transportation
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.40%	10/2022	5,444,753	5,416,203	1.7	5,444,753
Pilot Air Freight, LLC(2) (5)	Senior Secured First Lien	L + 500	(4)	7.40%	10/2022	1,214,586	1,214,586	0.4	1,214,586
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien				07/2024	—	(5,489)	—	—

						6,659,339	6,625,300	2.1	6,659,339

Total Debt Investments United States						$538,261,590	$529,656,330	162.9%	$522,654,346

Equity Investments
Automobiles & Components
AP Centric(2) (13)	Common Stock					927	927,437	—	127,182

Capital Goods
Alion Science and Technology Corporation(2) (13)	Common Stock					745,504	766,483	0.3	1,036,040

Commercial & Professional Services
MHS Acquisition Holdings, LLC(2) (13)	Preferred Stock					20	19,794	—	19,794
MHS Acquisition Holdings, LLC(2) (13)	Common Stock					913	912,639	0.2	613,473
TecoStar Holdings, Inc.(2) (13)	Common Stock					500,000	500,000	0.2	707,383

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Universal Services Equity Investments(2) (13)	Common Stock					1,000,000	$1,000,000	0.9%	$2,897,018
USAGM HoldCo LLC(2) (13)	Common Stock					346,956	558,223	0.3	1,005,138

						1,847,889	2,990,656	1.6	5,242,806

Consumer Services
Green Wrench Acquisition, LLC(2) (13)	Common Stock					3,906	390,602	0.1	418,502
Legalshield(2) (13)	Common Stock					527	526,882	0.2	679,758
Wrench Group Holdings, LLC(2) (13)	Common Stock, Class A					1,094	109,398	0.1	117,212

						5,527	1,026,882	0.4	1,215,472

Diversified Financials
CBDC Senior Loan Fund LLC(2) (5) (11) (14) (15)	Partnership Interest					27,500,000	27,500,000	8.3	26,787,440
Gacp II LP(2) (5) (11) (15)	Partnership Interest					17,250,534	17,250,534	5.6	17,860,285

						44,750,534	44,750,534	13.9	44,647,725

Health Care Equipment & Services
ExamWorks Group, Inc.(2) (13)	Common Stock					7,500	750,000	0.4	1,387,294
MDVIP, Inc.(2) (13)	Common Stock					46,807	666,667	0.3	923,178
NMN Holdings LP(2) (13)	Common Stock					11,111	1,111,111	0.4	1,103,796

						65,418	2,527,778	1.1	3,414,268

Insurance
Integro Parent Inc.(2) (11) (13)	Common Stock					4,468	454,072	0.3	858,233

Materials
Kestrel Upperco, LLC(2) (13)	Common Stock, Class A					41,791	208,955	0.1	212,047

Media
Vivid Seats Ltd.(2) (13)	Common Stock					608,108	608,108	0.3	837,183
Vivid Seats Ltd.(2) (13)	Preferred Stock					1,891,892	1,891,892	0.7	2,411,082

						2,500,000	2,500,000	1.0	3,248,265

Retailing
Slickdeals Holdings, LLC(2) (13)	Common Stock					109	1,090,911	0.4	1,418,577

Software & Services
SMS Systems Maintenance Services, Inc.(2) (13)	Common Stock					1,142,789	1,144,520	—	—

Technology Hardware & Equipment
Onvoy, LLC(2) (13)	Common Stock, Class A					3,649	364,948	0.1	232,118
Onvoy, LLC(2) (13)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.1	232,118

Total Equity Investments United States						$51,111,141	$58,753,176	19.2%	$61,652,733

Total United States							$588,409,506	182.1%	$584,307,079

Canada
Debt Investments
Software & Services
Corel Corp.(11)	Senior Secured First Lien				06/2026	$12,500,000	11,875,000	3.8	12,104,188

Total Debt Investments Canada						$12,500,000	$11,875,000	3.8%	$12,104,188

Total Canada							$11,875,000	3.8%	$12,104,188

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(11)	Senior Secured First Lien	E + 475	(16)	4.75%	04/2023	€1,994,499	2,118,934	0.7	2,282,693

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets **	Fair Value
Total Debt Investments France							€1,994,499	$2,118,934	0.7%	$2,282,693

Total France								$2,118,934	0.7%	$2,282,693

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(2) (11)	Senior Secured First Lien	L + 625	(17)	7.02%	12/2025	£	$ 6,067,416	$7,388,900	2.4%	$7,722,002
Crusoe Bidco Limited(2) (5) (6) (11)	Senior Secured First Lien				12/2025		—	—	—	—

							6,067,416	7,388,900	2.4	7,722,002

Total Debt Investments United Kingdom							£6,067,416	$7,388,900	2.4%	$7,722,002

Total United Kingdom								$7,388,900	2.4%	$7,722,002

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(2) (5) (6) (11)	Senior Secured First Lien				02/2025		€—	—	—	(63,802)
PharComp Parent B.V.(2) (10) (11)	Senior Secured First Lien	E + 650	(16)	6.50%	02/2025		6,909,804	7,608,585	2.4	7,632,821

							6,909,804	7,608,585	2.4	7,569,019

Total Debt Investments Netherlands							€6,909,804	$7,608,585	2.4%	$7,569,019

Total Netherlands								$7,608,585	2.4%	$7,569,019

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(2) (11) (13) (16)	Senior Secured First Lien	E + 625		6.25%	03/2026		€9,507,204	10,432,000	3.4	10,826,808

Total Debt Investments Belgium							€9,507,204	$10,432,000	3.4%	$10,826,808

Equity Investments
Commercial & Professional Services
MIR Bidco SA(2) (11) (13)	Common Stock						€921	1,035	—	1,047
MIR Bidco SA(2) (11) (13)	Preferred Stock						81,384	91,444	—	92,559

							82,305	92,479	—	93,606

Total Equity Investments Belgium							€82,305	$92,479	—%	$93,606

Total Belgium								$10,524,479	3.4%	$10,920,414

Total Investments								$627,925,404	194.8%	$624,905,395

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $320,784,269 as of June 30, 2019.

(1)

All positions held are non-controlled/non-affiliated investments, unless otherwise denoted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.

(3)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2019 was 2.32%.

(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2019 was 2.40%.

(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.

(6)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of June 30, 2019 was 5.50%.

(8)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of June 30, 2019 was 2.18%.

(9)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2019 was 2.20%.

(10)

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

(12)	The investment is on non-accrual status as of June 30, 2019.

(13)	Non-income producing security.

(14)

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Agreements and Related Party Transactions”.

(15)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(16)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of June 30, 2019 was (0.35)%.

(17)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of June 30, 2019 was 0.77%.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,974,709	GBP 5,885,394	12/01/2023	$187,311
Wells Fargo Bank, N.A.	USD 11,682,415	EUR 9,221,988	04/10/2024	(8,691)
Wells Fargo Bank, N.A.	USD 8,602,672	EUR 6,702,510	02/20/2024	120,767

				$299,387

EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2)	Senior Secured Second Lien	L + 850	(3)	11.41%	05/2025	$9,072,563	$8,800,463	2.9%	$7,607,476
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450	(4)	7.01%	01/2023	4,857,500	4,795,943	1.9	4,857,500
Auto-Vehicle Parts, LLC(2) (5) (6)	Senior Secured First Lien				01/2023	—	(7,211)	—	—
Continental Battery Company(2)	Senior Secured First Lien	L + 450	(4)	7.02%	12/2022	4,013,625	3,954,779	1.5	4,013,625
Continental Battery Company(2) (5) (6)	Senior Secured First Lien				12/2022	—	(11,755)	—	—
Continental Battery Company(2) (5)	Senior Secured First Lien	L + 450	(4)	7.02%	12/2022	2,881,415	2,835,581	1.1	2,881,415
Empire Auto Parts, LLC(2)	Senior Secured First Lien	L + 550	(3)	8.25%	09/2024	2,493,750	2,446,027	1.0	2,493,750
Empire Auto Parts, LLC(2) (5) (6)	Senior Secured First Lien				09/2024	—	(7,569)	—	—
POC Investors, LLC(2)	Senior Secured First Lien	L + 550	(3)	8.32%	11/2021	6,000,204	5,939,037	2.3	6,000,204
POC Investors, LLC(2) (5) (6)	Senior Secured First Lien				11/2021	—	(6,597)	—	—

						29,319,057	28,738,698	10.7	27,853,970

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450	(4)	7.02%	08/2021	3,000,000	3,000,000	1.2	2,998,605
Alion Science and Technology Corporation(2)	Unsecured Debt			11.00%	08/2022	6,542,905	6,407,624	2.5	6,542,905
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 550	(3)	8.30%	12/2021	5,467,312	5,404,426	2.1	5,467,312
Midwest Industrial Rubber(2) (5)	Senior Secured First Lien	L + 550	(3)	8.32%	12/2021	87,500	81,734	—	87,500
Potter Electric Signal Company(2) (5)	Senior Secured First Lien	P + 350	(7)	9.00%	12/2022	78,750	74,289	—	76,500
Potter Electric Signal Company(2)	Senior Secured First Lien	L + 450	(8)	7.27%	12/2023	2,530,875	2,503,862	1.0	2,518,220
Potter Electric Signal Company(2) (5) (6)	Senior Secured First Lien				12/2023	—	(6,939)	—	(3,500)

						17,707,342	17,464,996	6.8	17,687,542

Commercial & Professional Services
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325	(4)	5.77%	07/2021	820,025	820,221	0.3	728,453
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650	(4)	9.02%	07/2022	500,000	501,967	0.1	396,043
Allied Universal Holdco, LLC(2)	Senior Secured Second Lien	L + 850	(4)	11.02%	07/2023	750,000	717,248	0.3	723,460
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(4)	7.27%	05/2024	5,294,375	5,272,970	1.7	4,341,387
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5)	Senior Secured First Lien	L + 625	(3)	9.05%	04/2023	150,000	135,628	0.1	157,500
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625	(3)	9.05%	09/2023	6,671,500	6,541,771	2.5	6,738,216
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5) (6)	Senior Secured First Lien				09/2023	—	(8,049)	—	8,500
CHA Holdings, Inc(2)	Senior Secured First Lien	L + 450	(3)	7.30%	04/2025	4,903,929	4,881,407	1.9	4,897,799
CHA Holdings, Inc(2) (5) (6)	Senior Secured First Lien				04/2025	—	(4,813)	—	(1,339)
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.77%	03/2022	8,887,200	8,766,354	3.4	8,887,200
DFS Intermediate Holdings, LLC(2) (5)	Senior Secured First Lien	L + 525	(4)	7.77%	03/2022	3,618,977	3,529,500	1.4	3,618,977
GH Holding Company(2)	Senior Secured First Lien	L + 450	(4)	7.02%	02/2023	1,488,750	1,482,380	0.6	1,488,750

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500	(4)	7.52%	04/2025	$7,471,228	$7,435,645	2.8%	$7,368,499
Hepaco, LLC(2) (5) (6)	Senior Secured First Lien				08/2023	—	(3,286)	—	—
Hepaco, LLC(2)	Senior Secured First Lien	L + 475	(4)	7.27%	08/2024	5,204,250	5,157,182	2.0	5,204,250
Hepaco, LLC(2) (5)	Senior Secured First Lien	L + 475	(4)	7.21%	08/2024	3,433,020	3,392,304	1.3	3,433,020
Jordan Healthcare Inc.(2)	Senior Secured First Lien	L + 550	(3)	8.30%	07/2022	4,062,476	4,030,903	1.6	4,062,476
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 550	(3)	8.30%	07/2022	705,218	694,965	0.3	705,218
Jordan Healthcare, Inc.(2) (5)	Senior Secured First Lien	L + 550	(3)	8.30%	07/2022	90,000	86,709	—	90,000
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875	(3)	11.55%	03/2025	8,101,633	7,905,202	2.9	7,605,814
MHS Acquisition Holdings, LLC(2) (5)	Senior Secured Second Lien	L + 875	(3)	11.55%	03/2025	466,576	448,746	0.2	402,206
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L +1350 PIK	(3)	13.50%	03/2026	624,285	615,675	0.2	540,006
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK	(3)	13.50%	03/2026	208,011	205,222	0.1	179,930
SavATree, LLC(2) (5)	Senior Secured First Lien	P + 425	(7)	9.75%	06/2022	195,545	190,769	0.1	195,545
SavATree, LLC(2)	Senior Secured First Lien	L + 525	(3)	8.05%	06/2022	3,646,625	3,596,594	1.4	3,646,625
SavATree, LLC(2) (5) (6)	Senior Secured First Lien				06/2022	—	(7,518)	—	—
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850	(4)	10.89%	11/2024	5,000,000	4,895,359	1.9	5,032,782
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850	(4)	11.02%	07/2023	10,000,000	9,733,031	3.7	9,525,000
USAGM HoldCo LLC(2)	Senior Secured Second Lien			11.00%	07/2023	2,380,952	2,342,426	0.9	2,296,699
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 400	(4)	6.52%	09/2025	14,962,500	14,926,164	5.7	14,700,656
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 550	(4)	7.88%	01/2022	4,961,625	4,897,993	1.9	4,986,433
Xcentric Mold and Engineering Acquisition Company, LLC(2) (5)	Senior Secured First Lien	L + 550	(4)	7.88%	01/2022	612,500	604,082	0.2	616,000

						105,211,200	103,784,751	39.5	102,576,105

Consumer Durables & Apparel
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600	(3)	8.80%	06/2023	2,487,500	2,442,612	0.9	2,487,500
EiKo Global, LLC(2) (5)	Senior Secured First Lien	L + 600	(3)	8.80%	06/2023	135,000	127,055	0.1	135,000

						2,622,500	2,569,667	1.0	2,622,500

Consumer Services
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 550	(4)	8.03%	09/2022	2,731,125	2,706,868	1.1	2,758,436
Counsel On Call, LLC(2) (5) (6)	Senior Secured First Lien				09/2022	—	(3,134)	—	4,000
Counsel On Call, LLC(2) (5)	Senior Secured First Lien	L + 550	(4)	8.03%	09/2022	299,247	295,490	0.1	303,739
Iconic Group, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.51%	05/2024	1,093,661	1,083,587	0.4	1,093,661
Iconic Group, Inc.(2) (5) (6)	Senior Secured First Lien				05/2024	—	(2,261)	—	—
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.78%	07/2023	4,242,384	4,182,523	1.6	4,242,384
Learn-It Systems, LLC(2) (5)	Senior Secured First Lien	L + 525	(4)	7.78%	07/2023	120,000	115,889	—	120,000
New Mountain Learning(2)	Senior Secured First Lien	L + 550	(3)	8.30%	03/2024	2,217,583	2,178,153	0.8	2,077,413
New Mountain Learning(2) (5) (6)	Senior Secured First Lien				03/2024	—	(10,407)	—	(37,925)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
NS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.52%	09/2021	$3,152,852	$3,118,298	1.2%	$3,152,852
NS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien				09/2021	—	(2,398)	—	—
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 300	(4)	5.52%	05/2025	3,630,548	3,613,866	1.4	3,562,475
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750	(4)	10.02%	05/2026	7,301,075	7,233,544	2.8	7,209,812
SkillSoft Corporation	Senior Secured First Lien	L + 475	(4)	7.27%	04/2021	964,694	956,074	0.3	785,821
Teaching Strategies LLC(2)	Senior Secured First Lien	L + 600	(3)	8.80%	05/2024	9,328,125	9,114,470	3.6	9,328,125
Teaching Strategies LLC(2) (5) (6)	Senior Secured First Lien				05/2024	—	(14,065)	—	—
United Language Group, Inc.(2)	Senior Secured First Lien	L + 500	(4)	7.52%	12/2021	4,736,625	4,660,897	1.8	4,736,625
United Language Group, Inc.(2) (5)	Senior Secured First Lien	L + 500	(4)	7.52%	12/2021	360,000	352,400	0.1	360,000
Vistage Worldwide, Inc.(2)	Senior Secured First Lien	L + 400	(4)	6.46%	02/2025	8,554,358	8,561,675	3.2	8,426,042
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien				12/2023	—	(4,397)	—	—
Wrench Group LLC(2)	Senior Secured First Lien	L + 450	(9)	7.12%	12/2024	4,715,055	4,671,635	1.9	4,715,055
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien				12/2024	—	(1,341)	—	—

						53,447,332	52,807,366	20.3	52,838,515

Diversified Financials
Vanguard Holdings Corp.(2)	Senior Secured First Lien	L + 550	(4)	8.02%	09/2023	11,820,375	11,595,080	4.5	11,820,375
Vanguard Holdings Corp.(2) (5) (6)	Senior Secured First Lien				09/2023	—	(13,533)	—	—
Vanguard Holdings Corp.(2) (5)	Senior Secured First Lien	L + 550	(4)	8.02%	09/2023	964,083	939,725	0.4	964,083

						12,784,458	12,521,272	4.9	12,784,458

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725	(3)	9.78%	10/2022	347,952	339,353	0.1	296,629

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien	L + 575	(3)	8.55%	06/2025	6,825,000	6,789,139	2.6	6,637,313

Food, Beverage & Tobacco
Mann Lake Ltd.(5)	Senior Secured First Lien	L + 500	(4)	7.52%	10/2024	210,000	192,731	0.1	210,000
Mann Lake Ltd.(2)	Senior Secured First Lien	L + 500	(4)	7.52%	10/2024	3,300,000	3,236,078	1.3	3,300,000

						3,510,000	3,428,809	1.4	3,510,000

Health Care Equipment & Services
Ameda, Inc.(2)	Senior Secured First Lien	L + 700	(4)	9.51%	09/2022	2,616,875	2,579,200	1.0	2,555,418
Ameda, Inc.(2) (5)	Senior Secured First Lien	L + 700	(4)	9.51%	09/2022	187,500	183,363	0.1	180,455
Avalign Technologies, Inc.(2)	Senior Secured First Lien	L + 450	(4)	6.98%	12/2025	15,000,000	14,850,281	5.7	14,887,500
Beaver-Visitec International, Inc.(2) (10)	Senior Secured First Lien	L + 400	(9)	6.62%	08/2023	11,360,792	11,299,272	4.3	11,289,787
Carestream Health, Inc.	Senior Secured First Lien	L + 575	(4)	8.27%	02/2021	214,464	214,501	0.1	209,424
Carestream Health, Inc.	Senior Secured Second Lien	L + 950	(4)	12.02%	06/2021	154,612	154,612	0.1	154,290
CDRH Parent, Inc.	Senior Secured First Lien	L + 425	(3)	7.01%	07/2021	361,471	362,976	0.1	327,697
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 575	(4)	8.27%	01/2022	13,431,794	13,234,266	5.3	13,566,112
Centauri Health Solutions, Inc.(2) (5) (6)	Senior Secured First Lien				01/2022	—	(12,950)	—	15,750

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CRA MSO, LLC(2) (5) (6)	Senior Secured First Lien				12/2023	$—	$(11,341)	—%	$(11,908)
CRA MSO, LLC(2)	Senior Secured First Lien	L + 475	(4)	7.21%	12/2023	1,250,000	1,225,573	0.5	1,237,596
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725	(4)	9.77%	07/2024	5,735,294	5,601,303	2.2	5,735,294
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 500	(4)	7.52%	10/2022	1,678,750	1,655,597	0.7	1,690,022
GrapeTree Medical Staffing, LLC(2) (5) (6)	Senior Secured First Lien				10/2022	—	(5,982)	—	3,022
Ivory Merger Sub, Inc.	Senior Secured First Lien	L + 350	(4)	5.95%	03/2025	8,919,598	8,920,109	3.3	8,562,814
MDVIP, Inc.(2)	Senior Secured First Lien	L + 425	(4)	6.75%	11/2024	9,757,679	9,757,679	3.7	9,696,694
NMN Holdings III Corp.(2) (5) (6)	Senior Secured Second Lien				11/2026	—	(24,581)	—	—
NMN Holdings III Corp.(2)	Senior Secured Second Lien	L + 775	(4)	10.18%	11/2026	7,222,222	7,007,975	2.8	7,222,222
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000	(8)	12.59%	10/2023	4,307,480	4,180,873	1.6	4,199,793
Professional Physical Therapy(2)	Senior Secured First Lien	L + 750 PIK	(4)	9.85%	12/2022	8,609,366	8,167,277	2.4	6,299,473
PT Network, LLC(2)	Senior Secured First Lien	L + 550	(3)	7.93%	11/2021	4,698,827	4,685,091	1.7	4,513,844
PT Network, LLC(2) (5)	Senior Secured First Lien	P + 450	(7)	10.00%	11/2021	200,000	198,835	0.1	184,253
PT Network, LLC(2) (5) (6)	Senior Secured First Lien				11/2021	—	(4,005)	—	(72,831)
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	P + 350	(7)	9.00%	10/2023	50,000	47,137	—	48,500
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	L + 450	(4)	7.13%	10/2024	200,533	192,837	0.1	196,533
Smile Brands, Inc.(2)	Senior Secured First Lien	L + 450	(3)	7.13%	10/2024	2,100,000	2,079,639	0.8	2,089,500
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 575	(3)	8.56%	10/2022	296,000	295,169	0.1	299,083
Smile Doctors LLC(2)	Senior Secured First Lien	L + 575	(3)	8.55%	10/2022	3,205,253	3,169,711	1.2	3,237,305
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 575	(3)	8.54%	10/2022	492,832	488,169	0.2	513,388
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 425	(4)	6.77%	01/2024	2,128,500	2,119,355	0.8	2,128,500
Upstream Rehabilition, Inc.(2) (5) (6)	Senior Secured First Lien				01/2024	—	(834)	—	—

						104,179,842	102,611,107	38.9	100,959,530

Household & Personal Products
Tranzonic(2)	Senior Secured First Lien	L + 475	(4)	7.26%	03/2023	3,171,223	3,143,727	1.2	3,171,223
Tranzonic(2) (5)	Senior Secured First Lien	P + 375	(7)	9.25%	03/2023	121,000	116,343	0.1	121,000

						3,292,223	3,260,070	1.3	3,292,223

Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien	L + 750	(3)	10.28%	10/2026	4,632,123	4,620,692	1.8	4,655,283
Integro Parent Inc.(2)	Senior Secured First Lien	L + 575	(3)	8.46%	10/2022	485,142	479,502	0.2	486,937
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925	(3)	11.96%	10/2023	2,915,493	2,874,873	1.1	2,915,493
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925	(3)	12.05%	10/2023	380,282	375,693	0.1	380,282

						8,413,040	8,350,760	3.2	8,437,995

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350	(4)	6.02%	08/2021	957,596	959,572	0.4	932,062
Kestrel Parent, LLC(2) (5) (6)	Senior Secured First Lien				11/2023	—	(21,182)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Kestrel Parent, LLC(2)	Senior Secured First Lien	L + 600	(3)	8.41%	11/2025	$6,791,045	$6,623,713	2.6%	$6,791,045
Maroon Group, LLC (2)	Senior Secured First Lien	L + 600	(3)	8.80%	08/2022	2,437,736	2,416,508	0.9	2,437,736
Maroon Group, LLC (2) (5)	Senior Secured First Lien	L + 600	(3)	8.74%	08/2022	42,000	39,023	—	42,000
Maroon Group, LLC (2) (5) (6)	Senior Secured First Lien				08/2022	—	(10,633)	—	—

						10,228,377	10,007,001	3.9	10,202,843

Media
Tribune Media Company(10)	Senior Secured First Lien	L + 300	(4)	5.52%	12/2020	155,650	155,962	0.1	154,969
Vivid Seats Ltd.(2)	Senior Secured Second Lien	L + 875	(4)	11.27%	06/2025	540,541	512,994	0.2	551,351

						696,191	668,956	0.3	706,320

Pharmaceuticals, Biotechnology & Life Sciences
Amyris, Inc.(2) (10)	Senior Secured First Lien	P + 900	(7)	14.25%	07/2021	5,000,000	4,956,238	1.9	5,000,000
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.78%	02/2023	3,228,979	3,186,669	1.3	3,228,979
Trinity Partners, LLC(2) (5) (6)	Senior Secured First Lien				02/2023	—	(7,452)	—	—

						8,228,979	8,135,455	3.2	8,228,979

Retailing
Slickdeals Holdings, LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(17,777)	—	—
Slickdeals Holdings, LLC(2)	Senior Secured First Lien	L + 625	(3)	9.03%	06/2024	10,854,565	10,577,699	4.2	10,854,565
Strategic Partners, Inc.(2)	Senior Secured First Lien	L + 375	(4)	6.27%	06/2023	6,386,858	6,375,082	2.4	6,354,924

						17,241,423	16,935,004	6.6	17,209,489

Software & Services
Ansira Partners, Inc.(2) (5)	Senior Secured First Lien	L + 575	(4)	8.27%	12/2022	236,455	231,384	0.1	234,070
Ansira Partners, Inc.(2)	Senior Secured First Lien	L + 575	(4)	8.27%	12/2022	6,936,743	6,887,670	2.7	6,919,402
Avaap USA LLC(2)	Senior Secured First Lien	L + 475	(4)	7.26%	03/2023	1,836,125	1,804,355	0.7	1,836,125
Avaap USA LLC(2) (5) (6)	Senior Secured First Lien				03/2023	—	(2,954)	—	—
Avaap USA LLC(2) (5)	Senior Secured First Lien	L + 475	(4)	7.26%	03/2023	61,250	55,343	—	61,250
Benesys, Inc.(2) (5)	Senior Secured First Lien	L + 425	(4)	6.76%	10/2024	39,000	36,840	—	37,931
Benesys, Inc.(2)	Senior Secured First Lien	L + 425	(4)	6.78%	10/2024	1,346,625	1,327,100	0.5	1,337,023
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 525	(4)	7.77%	08/2023	10,418,125	10,270,886	4.1	10,522,306
C-4 Analytics, LLC(2) (5) (6)	Senior Secured First Lien				08/2023	—	(8,118)	—	6,000
List Partners, Inc.(2)	Senior Secured First Lien	L + 500	(3)	7.80%	01/2023	3,717,500	3,654,847	1.4	3,754,675
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien				01/2023	—	(11,032)	—	14,000
Mediaocean LLC	Senior Secured First Lien	L + 425	(4)	6.78%	08/2022	8,371,719	8,328,179	3.2	8,308,931
Merrill Communications, LLC(2)	Senior Secured First Lien	L + 525	(3)	7.78%	06/2022	392,087	392,898	0.2	392,087
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien	L + 850	(4)	10.85%	10/2024	4,703,478	4,313,436	0.9	2,426,847
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien			10.00%	10/2024	9,015,000	8,304,363	1.7	4,462,504
Transportation Insight, LLC(2) (5)	Senior Secured First Lien	L + 450	(4)	7.02%	12/2024	107,143	99,920	—	103,393
Transportation Insight, LLC(2) (5) (6)	Senior Secured First Lien				12/2024	—	(12,176)	—	(6,450)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 450	(4)	7.02%	12/2024	$5,246,850	$5,196,293	2.0%	$5,220,616
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(3,591)	—	—
Winxnet Holdings LLC(2)	Senior Secured First Lien	L + 600	(4)	8.52%	06/2023	1,990,000	1,953,574	0.8	1,990,000
Winxnet Holdings LLC(2) (5) (6)	Senior Secured First Lien				06/2023	—	(7,185)	—	—
Zoom Information, Inc.(2)	Senior Secured First Lien	L + 600	(3) (12)	8.81%	08/2022	16,600,000	16,260,731	6.5	16,766,000

						71,018,100	69,072,763	24.8	64,386,710

Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050	(3)	13.30%	02/2025	2,635,052	2,529,037	0.9	2,294,995

Transportation
Pilot Air Freight, LLC(2) (5)	Senior Secured First Lien	L + 475	(4)	7.27%	10/2022	1,220,722	1,220,722	0.5	1,220,722
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 475	(4)	7.27%	10/2022	5,472,251	5,439,753	2.1	5,472,251
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien				07/2024	—	(6,026)	—	—

						6,692,973	6,654,449	2.6	6,692,973

Total Debt Investments United States						$464,401,041	$456,668,653	173.0%	$449,219,089

Equity Investments
Automobiles & Components
AP Centric(2) (13)	Common Stock					927	927,437	0.2	476,394

Capital Goods
Alion Science and Technology Corporation(2) (13)	Common Stock					745,504	766,483	0.3	741,183

Commercial & Professional Services
MHS Acquisition Holdings, LLC(2) (13)	Common Stock					913	912,639	0.2	551,368
TecoStar Holdings, Inc.(2) (13)	Common Stock					500,000	500,000	0.2	618,010
Universal Services Equity Investments(2) (13)	Common Stock					1,000,000	1,000,000	0.7	1,714,350
USAGM HoldCo LLC(2) (13)	Common Stock					346,956	558,223	0.4	956,990

						1,847,869	2,970,862	1.5	3,840,718

Consumer Services
Legalshield(2) (13)	Common Stock					527	526,882	0.2	684,610

Diversified Financials
Gacp II LP(5) (10) (14)	Partnership Interest					16,861,308	16,861,308	6.6	17,178,308

Health Care Equipment & Services
ExamWorks Group, Inc.(2) (13)	Common Stock					7,500	750,000	0.5	1,190,734
MDVIP, Inc.(2) (13)	Common Stock					46,807	666,667	0.2	661,916
NMN Holdings LP(2) (13)	Common Stock					11,111	1,111,111	0.4	1,111,111

						65,418	2,527,778	1.1	2,963,761

Insurance
Integro Equity(2) (13)	Common Stock					4,468	454,072	0.2	597,124

Materials
Kestrel Upperco, LLC(2) (13)	Common Stock, Class A					41,791	208,955	0.1	208,955

Media
Vivid Seats Ltd.(2) (13)	Common Stock					608,108	608,108	0.2	567,468
Vivid Seats Ltd.(2) (13)	Preferred Stock					1,891,892	1,891,892	0.9	2,270,352

						2,500,000	2,500,000	1.1	2,837,820

Retailing
Slickdeals Holdings, LLC(2) (13)	Common Stock					109	1,090,911	0.5	1,241,478

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Software & Services
SMS Systems Maintenance Services, Inc.(2) (13)	Common Stock					1,142,789	$1,144,520	—%	$—

Technology Hardware & Equipment
Onvoy, LLC(2) (13)	Common Stock, Class A					3,649	364,948	0.1	214,700
Onvoy, LLC(2) (13)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.1	214,700

Total Equity Investments United States						$23,216,895	$30,344,156	11.9%	$30,985,051

Total United States							$487,012,809	184.9%	$480,204,140

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(10)	Senior Secured First Lien	L + 475	(15)	4.75%	04/2023	€1,994,499	2,102,500	0.9	2,275,736

Total Debt Investments France						€1,994,499	$2,102,500	0.9%	$2,275,736

Total France							$2,102,500	0.9%	$2,275,736

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(2) (10)	Senior Secured First Lien	L + 625	(16)	7.27%	12/2025	£6,067,416	7,375,927	2.9	7,495,636
Crusoe Bidco Limited(2) (5) (10)	Senior Secured First Lien				12/2025	—	—	(0.1)	(150,256)

						6,067,416	7,375,927	2.8	7,345,380

Software & Services
CB-SDG Limited(2) (10)	Senior Secured First Lien	L + 650,0.50	%(17)	7.30%	07/2022	£1,987,393	3,019,379	1.0	2,531,142
CB-SDG Limited(2) (5) (10)	Senior Secured First Lien	L + 650,0.50	%(17)	7.30%	07/2022	773,654	1,170,066	0.4	985,326

Total Debt Investments United Kingdom						£8,828,463	$11,565,372	4.2%	$10,861,848

Total United Kingdom							$11,565,372	4.2%	$10,861,848

Total Investments							$500,680,681	190.0%	$493,341,724

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

June 30, 2019 (Unaudited)

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

The Company does not consolidate its equity interest in CBDC Senior Loan Fund, LLC (the “Senior Loan Fund”). For further description of the Company’s investment in the Senior Loan Fund see Note 4. Investments.

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

Investment Valuation

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, the Company’s Audit Committee and, with certain de minimis exceptions, independent third-party valuation firms engaged at the direction of the Board.

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

The Company has invested in Great American Capital Partners II LP (“GACP II”) which is an investment company and measured using the net asset value per share as a practical expedient for fair value. The investment in GACP II is not redeemable. As of June 30, 2019 and December 31, 2018, the Company had an unfunded commitment to GACP II of $7,749,466 and $8,138,692, respectively.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2019, the Company recorded $8,426,042 in transfers from Level 3 to Level 2 and $6,637,313 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the six months ended June 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $44,613,267 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of June 30, 2019 and December 31, 2018, there were $1,923,061 and $1,695,193, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.0% and 1.0% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2019, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the three and six months ended June 30, 2019, the Company expensed an excise tax of $0 and $0, respectively, of which $22,854 remained payable and relates to fiscal year 2018. There were no excise tax expenses or payables for the three and six months ended June 30, 2018.

CBDC Universal Equity, Inc. is a taxable entity. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the six months ended June 30, 2019, the Company recognized a benefit/(provision) for taxes of $(479,715) on net unrealized depreciation/(appreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of June 30, 2019 there is a corresponding net deferred tax liability of $784,643 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $1,066,738 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $282,095 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Tax Subsidiary.

For the six months ended June 30, 2018, the Company recognized a benefit/(provision) for taxes of $5,499 on unrealized depreciation/(appreciation) on investments related to the Taxable Subsidiary. As of June 30, 2018 there is a corresponding net deferred tax liability of $211,649 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $335,613 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $123,964 resulting from unrealized depreciation on investments from the Tax Subsidiary.

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

For the three and six months ended June 30, 2019, the Company incurred administrative services expenses of $179,178 and $358,356, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $254,810 was payable at June 30, 2019. For the three and six months ended June 30, 2018, the Company incurred administrative services expenses of $164,228 and $330,092, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $246,661 was payable at June 30, 2018.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and six months ended June 30, 2019, the Company incurred expenses of $233,231 and $452,625, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $233,222 was payable at June 30, 2019. For the three and six months ended June 30, 2018, the Company incurred expenses of $190,507 and $367,613, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $190,495 was payable at June 30, 2018.

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

For the three and six months ended June 30, 2019, the Company incurred management fees, which are net of waived amounts, of $1,115,821 and $2,103,095, respectively, of which $1,115,822 was payable at June 30, 2019. For the three and six months ended June 30, 2018, the Company incurred management fees, which are net of waived amounts, of $795,246 and $1,532,998, respectively, of which $795,245 was payable at June 30, 2018.

The Advisor has voluntarily waived its right to receive management fees on the investment in GACP II for any period in which GACP II remains in the investment portfolio. For the three and six months ended June 30, 2019, management fees of $33,357 and $65,717, respectively, were waived attributable to the Company’s investment in GACP II.

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

For the three and six months ended June 30, 2019, the Company incurred income incentive fees, which are net of waived amounts, of $0 and $0, respectively, of which $0 was payable at June 30, 2019. For the three and six months ended June 30, 2018, the Company incurred income incentive fees of $0 and $554,977, respectively, of which $0 was payable at June 30, 2018.

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

No capital gains incentive fees were incurred for the six months ended June 30, 2019 and 2018.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and six months ended June 30, 2019, the Company recorded directors’ fees of $72,500 and $145,000, respectively, of which $141,313 was payable at June 30, 2019. For the three and six months ended June 30, 2018, the Company recorded directors’ fees of $72,500 and $145,000, respectively, of which $61,563 was payable at June 30, 2018.

Investments in and Advances to Affiliates

The company’s investments in affiliates for the six months ended June 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$27,500,000	$—	$—	$(712,560)	$26,787,440	$550,000
Total Controlled Affiliates	$—	$27,500,000	$—	$—	$(712,560)	$26,787,440	$550,000

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

The company did not hold any investments in affiliates for the six months ended June 30, 2018.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of June 30, 2019, all investments, except for Senior Loan Fund, are non-controlled/non-affiliated investments. As of December 31, 2018, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at June 30, 2019 and December 31, 2018:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$474,267,933	$474,953,230	$685,297	$380,078,748	$379,296,186	$(782,562)
Senior Secured Second Lien	87,510,525	80,815,080	(6,695,445)	83,029,256	75,797,646	(7,231,610)
Unsecured Debt	7,301,291	7,390,746	89,455	7,228,521	7,262,841	34,320
Preferred Stock	2,003,130	2,523,435	520,305	1,891,892	2,270,352	378,460
Common Stock and Other	56,842,525	59,222,904	2,380,379	28,452,264	28,714,699	262,435

Total Investments	$627,925,404	$624,905,395	$(3,020,009)	$500,680,681	$493,341,724	$(7,338,957)

The industry composition of investments at fair value at June 30, 2019 and December 31, 2018 is as follows:

Industry	Fair Value June 30, 2019	Percentage of Fair Value	Fair Value December 31, 2018	Percentage of Fair Value
Automobiles & Components	$35,515,746	5.68%	$28,330,364	5.74%
Capital Goods	19,651,495	3.14	18,428,725	3.74
Commercial & Professional Services	152,773,614	24.45	113,762,203	23.06
Consumer Durables & Apparel	3,385,500	0.54	2,622,500	0.53
Consumer Services	71,127,779	11.38	53,523,125	10.85
Diversified Financials	56,935,766	9.11	29,962,766	6.07
Energy	13,500,000	2.16	296,629	0.06
Food & Staples Retailing	5,286,750	0.85	6,637,313	1.35
Food, Beverage & Tobacco	3,337,500	0.53	3,510,000	0.71
Health Care Equipment & Services	111,028,923	17.77	103,923,291	21.06
Household & Personal Products	4,024,795	0.64	3,292,223	0.67
Insurance	11,788,224	1.89	9,035,119	1.83
Materials	9,565,586	1.53	10,411,798	2.11
Media	3,794,211	0.61	3,544,140	0.72
Pharmaceuticals, Biotechnology & Life Sciences	10,780,976	1.73	8,228,979	1.67
Retailing	18,638,858	2.98	18,450,967	3.74
Software & Services	82,434,349	13.19	67,903,178	13.76
Technology Hardware & Equipment	4,675,984	0.75	4,785,431	0.97
Transportation	6,659,339	1.07	6,692,973	1.36

Total Investments	$624,905,395	100.00%	$493,341,724	100.00%

The geographic composition of investments at fair value at June 30, 2019 and December 31, 2018 is as follows:

Geographic Region	Fair Value June 30, 2019	Percentage of Fair Value	Fair Value December 31, 2018	Percentage of Fair Value
United States	$584,307,079	93.49%	$480,204,140	97.34%
Canada	12,104,188	1.94
Belgium	10,920,414	1.75
United Kingdom	7,722,002	1.24	10,861,848	2.20
Netherlands	7,569,019	1.21
France	2,282,693	0.37	2,275,736	0.46

Total Investments	$624,905,395	100.00%	$493,341,724	100.00%

CBDC Senior Loan Fund LLC

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland through the Senior Loan Fund. The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. Each of the Company and Masterland have subscribed to fund $40 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, the Company does not consolidate. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of June 30, 2019, the Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	June 30, 2019
Member	Subscribed to fund	Contributed
Company	$40,000,000	$27,500,000
Masterland	40,000,000	27,500,000

Total	$80,000,000	$55,000,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), which permitted up to $300.0 million of borrowings as of June 30, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of June 30, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $268,983,265.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of June 30, 2019:

As of June 30, 2019 (Unaudited)
Total senior secured debt(1)	$271,800,770
Weighted average current interest rate on senior secured debt(2)	5.4%
Number of borrowers in the Senior Loan Fund’s portfolio	159
Largest loan to a single borrower(1)	$3,591,000

(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments
United States
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.	Senior Secured First Lien	L + 400	(1)	6.33%	04/2026	$487,762	$490,201	0.9%	$490,240
TransDigm, Inc.	Senior Secured First Lien	L + 250	(1)	5.00%	06/2023	746,222	738,360	1.4	733,748
TransDigm, Inc.	Senior Secured First Lien	L + 250	(1)	5.00%	05/2025	1,994,321	1,970,652	3.6	1,951,733

						3,228,305	3,199,213	5.9	3,175,721

Air Transport
American Airlines, Inc.	Senior Secured First Lien	L + 200	(2)	4.39%	12/2023	2,750,000	2,713,074	5.1	2,710,964

Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	05/2026	1,436,045	1,435,496	2.7	1,432,907
Mister Car Wash Holdings, Inc.(3)	Senior Secured First Lien	L + 350	(2)	5.90%	05/2026	40,476	40,527	0.1	40,319
Wand NewCo 3, Inc.	Senior Secured First Lien	L + 350	(2)	5.92%	02/2026	1,500,000	1,506,250	2.8	1,502,580

						2,976,521	2,982,273	5.6	2,975,806

Building & Development
Capital Automotive L.P.	Senior Secured First Lien	L + 250	(2)	4.91%	03/2024	1,246,819	1,235,910	2.3	1,232,793
DTZ U.S. Borrower LLC	Senior Secured First Lien	L + 325	(2)	5.65%	08/2025	3,491,206	3,496,676	6.5	3,483,211
Forest City Enterprises, L.P.	Senior Secured First Lien	L + 400	(2)	6.40%	12/2025	997,494	1,004,944	1.9	1,002,895
Realogy Group LLC	Senior Secured First Lien	L + 225	(2)	4.63%	02/2025	2,828,034	2,768,726	5.0	2,699,896

						8,563,553	8,506,256	15.7	8,418,795

Business Equipment & Services
Allied Universal Holdco LLC	Senior Secured First Lien	L + 425	(2)	6.65%	07/2022	1,745,614	1,723,755	3.3	1,745,893
Almonde, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	06/2024	2,493,323	2,468,532	4.5	2,433,770
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 425	(4)	6.73%	06/2024	1,496,183	1,470,733	2.7	1,449,427
EAB Global, Inc.	Senior Secured First Lien	L + 375	(1)	6.38%	11/2024	1,496,212	1,490,093	2.8	1,485,926
Epicor Software Corporation	Senior Secured First Lien	L + 325	(2)	5.66%	06/2022	2,245,054	2,250,269	4.2	2,233,829
Financial & Risk US Holdings, Inc.	Senior Secured First Lien	L + 375	(2)	6.15%	10/2025	1,496,241	1,475,440	2.7	1,453,455
IG Investment Holdings, LLC	Senior Secured First Lien	L + 400	(2)	6.40%	05/2025	2,211,411	2,209,850	4.1	2,196,484
IRI Holdings, Inc.	Senior Secured First Lien	L + 450	(1)	7.02%	12/2025	2,338,504	2,327,083	4.4	2,338,013
Iron Mountain, Inc.	Senior Secured First Lien	L + 175	(2)	4.15%	01/2026	1,492,443	1,470,940	2.7	1,452,334
Jane Street Group, LLC	Senior Secured First Lien	L + 300	(2)	5.40%	08/2022	2,271,821	2,268,133	4.2	2,262,358
Netsmart, Inc.	Senior Secured First Lien	L + 375	(2)	6.15%	04/2023	1,576,038	1,570,340	2.9	1,563,233
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 275	(2)	5.15%	05/2022	2,000,051	1,999,056	3.7	1,989,071
PSAV Holdings LLC	Senior Secured First Lien	L + 325	(2)	5.66%	03/2025	997,475	975,113	1.8	971,600
Spin Holdco Inc.	Senior Secured First Lien	L + 325	(1)	5.85%	11/2022	1,746,183	1,728,123	3.2	1,714,534
TruGreen Limited Partnership	Senior Secured First Lien	L + 375	(2)	6.16%	03/2026	1,418,743	1,420,722	2.6	1,424,071

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
USIC Holdings, Inc.	Senior Secured First Lien	L + 300	(2)	5.40%	12/2023	$1,493,521	$1,480,472	2.8%	$1,483,880

						28,518,817	28,328,654	52.6	28,197,878

Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 200	(1)	4.33%	04/2025	2,240,526	2,239,676	4.2	2,240,526
CSC Holdings, LLC	Senior Secured First Lien	L + 225	(2)	4.64%	01/2026	1,500,000	1,495,034	2.7	1,476,563
CSC Holdings, LLC	Senior Secured First Lien	L + 250	(2)	4.89%	01/2026	1,994,962	1,994,962	3.7	1,972,868
Radiate Holdco, LLC	Senior Secured First Lien	L + 300	(2)	5.40%	02/2024	2,244,260	2,225,759	4.1	2,196,188
UPC Financing Partnership	Senior Secured First Lien	L + 250	(2)	4.89%	01/2026	2,750,000	2,750,000	5.1	2,749,312
Virgin Media Bristol LLC	Senior Secured First Lien	L + 250	(2)	4.89%	01/2026	1,500,000	1,493,899	2.8	1,496,250

						12,229,748	12,199,330	22.6	12,131,707

Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200	(2)	4.38%	10/2024	2,189,765	2,176,307	4.0	2,156,918
Ineos US Finance LLC	Senior Secured First Lien	L + 200	(2)	4.40%	03/2024	2,988,627	2,964,975	5.5	2,954,676
PMHC II, Inc.	Senior Secured First Lien	L + 350	(2)	5.83%	03/2025	751,240	739,972	1.3	686,134
PQ Corporation	Senior Secured First Lien	L + 250	(1)	5.08%	02/2025	1,000,000	998,750	1.9	997,710
Univar Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	07/2024	1,500,000	1,498,156	2.8	1,497,773

						8,429,632	8,378,160	15.5	8,293,211

Consumer Services
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	05/2025	997,275	985,036	1.9	997,275

Containers & Glass Products
Berlin Packaging LLC	Senior Secured First Lien	L + 300	(2)	5.44%	11/2025	2,244,332	2,209,568	4.1	2,183,859
Berry Global, Inc.	Senior Secured First Lien				05/2026	3,000,000	2,992,500	5.6	2,983,125
BWAY Holding Company	Senior Secured First Lien	L + 325	(1)	5.85%	04/2024	748,092	731,259	1.3	724,478
Consolidated Container Company LLC	Senior Secured First Lien	L + 275	(2)	5.15%	05/2024	1,496,203	1,489,657	2.8	1,476,378
Pro Mach Group, Inc.	Senior Secured First Lien	L + 275	(2)	5.14%	03/2025	1,496,212	1,466,423	2.7	1,444,473
Reynolds Group Holdings Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	02/2023	2,992,327	2,973,002	5.5	2,974,433

						11,977,166	11,862,409	22.0	11,786,746

Diversified Insurance
Acrisure, LLC	Senior Secured First Lien	L + 425	(1)	6.77%	11/2023	2,992,386	2,997,171	5.6	2,984,291

Drugs
Albany Molecular Research, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	08/2024	1,745,558	1,734,401	3.2	1,720,100
Amneal Pharmaceuticals LLC	Senior Secured First Lien	L + 350	(2)	5.94%	05/2025	2,743,072	2,750,331	5.1	2,730,508

						4,488,630	4,484,732	8.3	4,450,608

Electronics/Electrical
Camelot UK Holdco Limited	Senior Secured First Lien	L + 325	(2)	5.65%	10/2023	2,249,180	2,254,021	4.2	2,257,817
CommScope, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	04/2026	1,500,000	1,504,655	2.8	1,497,750
Compuware Corporation	Senior Secured First Lien	L + 400	(2)	6.40%	08/2025	1,745,614	1,751,757	3.3	1,745,614
Dell International LLC	Senior Secured First Lien	L + 200	(2)	4.41%	09/2023	3,496,202	3,488,940	6.5	3,482,375
First Data Corporation	Senior Secured First Lien	L + 200	(2)	4.40%	04/2024	2,250,000	2,250,000	4.2	2,250,000

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Sabre GLBL Inc.	Senior Secured First Lien	L + 200	(2)	4.40%	02/2024	$1,497,757	$1,495,646	2.8%	$1,496,087
SS&C Technologies Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	04/2025	2,017,425	2,018,761	3.8	2,012,260
Verifone Systems, Inc.	Senior Secured First Lien	L + 400	(1)	6.38%	08/2025	2,152,616	2,129,871	3.9	2,103,505
Western Digital Corporation	Senior Secured First Lien	L + 175	(2)	4.15%	04/2023	1,493,700	1,475,612	2.7	1,465,693
WEX Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	05/2026	3,243,125	3,242,555	6.0	3,219,969

						21,645,619	21,611,818	40.2	21,531,070

Financial Intermediaries
Apollo Commercial Real Estate Finance, Inc	Senior Secured First Lien	L + 275	(2)	5.14%	05/2026	1,499,976	1,496,179	2.8	1,496,226
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 175	(2)	4.13%	01/2025	3,500,000	3,497,590	6.5	3,500,368
Blackhawk Network Holdings, Inc	Senior Secured First Lien	L + 300	(2)	5.40%	06/2025	1,994,962	1,987,079	3.7	1,983,122
Citadel Securities LP	Senior Secured First Lien	L + 350	(2)	5.90%	02/2026	1,540,291	1,538,365	2.9	1,544,141
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325	(2)	5.64%	07/2025	747,497	748,430	1.4	746,163
FinCo I LLC	Senior Secured First Lien	L + 200	(2)	4.40%	12/2022	1,500,000	1,497,569	2.8	1,500,465
Focus Financial Partners, LLC	Senior Secured First Lien	L + 250	(2)	4.90%	07/2024	1,496,222	1,496,222	2.8	1,496,596
Jefferies Finance LLC	Senior Secured First Lien	L + 375	(2)	6.25%	05/2026	1,831,604	1,832,897	3.4	1,831,604
Kestra Advisor Services Holdings A, Inc.	Senior Secured First Lien	L + 425	(1)	6.78%	06/2026	1,183,988	1,172,224	2.2	1,179,299
RPI Finance Trust	Senior Secured First Lien	L + 200	(2)	4.40%	03/2023	2,961,926	2,959,033	5.6	2,968,413
Sedgwick Claims Management Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	12/2025	1,745,614	1,734,458	3.2	1,724,256
VFH Parent LLC	Senior Secured First Lien	L + 350	(5)	6.04%	03/2026	1,749,333	1,755,798	3.3	1,755,237
Victory Capital Holdings, Inc.	Senior Secured First Lien				07/2026	1,500,000	1,492,633	2.8	1,502,813

						23,251,413	23,208,477	43.4	23,228,703

Food products
Dole Food Company Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	04/2024	1,490,196	1,482,912	2.7	1,458,060
Hearthside Food Solutions, LLC	Senior Secured First Lien	L + 369	(2)	6.09%	05/2025	748,111	734,084	1.4	733,149

						2,238,307	2,216,996	4.1	2,191,209

Food Service
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400	(5)	6.20%	12/2022	753,358	754,265	1.4	755,716
IRB Holding Corp	Senior Secured First Lien	L + 325	(2)	5.64%	02/2025	1,994,949	1,990,585	3.7	1,972,975

						2,748,307	2,744,850	5.1	2,728,691

Food/Drug Retailers
Albertsons, LLC	Senior Secured First Lien	L + 300	(2)	5.40%	11/2025	2,240,620	2,230,654	4.2	2,232,218
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 275	(2)	5.16%	02/2024	2,244,347	2,250,496	4.2	2,249,251

						4,484,967	4,481,150	8.4	4,481,469

Health Care
ADMI Corp.	Senior Secured First Lien	L + 275	(2)	5.15%	04/2025	1,494,968	1,480,280	2.7	1,475,908
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	05/2023	1,741,665	1,716,391	3.2	1,719,894
Avantor, Inc.	Senior Secured First Lien	L + 300	(2)	5.40%	11/2024	1,381,082	1,387,023	2.6	1,388,422
CHG Healthcare Services Inc.	Senior Secured First Lien	L + 300	(2)	5.40%	06/2023	2,004,753	2,002,085	3.7	1,997,406

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Comet Acquisition, Inc.	Senior Secured First Lien	L + 350	(1)	6.02%	10/2025	$1,496,241	$1,495,015	2.8%	$1,479,408
DaVita, Inc.	Senior Secured First Lien	L + 275	(6)	5.14%	06/2021	1,500,726	1,503,331	2.8	1,501,979
Envision Healthcare Corporation	Senior Secured First Lien	L + 375	(2)	6.15%	10/2025	1,494,370	1,429,815	2.5	1,324,386
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375	(2)	6.19%	07/2025	2,214,504	2,217,294	4.1	2,219,354
HCA Inc.	Senior Secured First Lien	L + 200	(1)	4.33%	03/2025	994,962	996,165	1.9	996,599
Heartland Dental, LLC	Senior Secured First Lien	L + 375	(2)	6.15%	04/2025	1,214,398	1,193,270	2.1	1,153,684
Heartland Dental, LLC(3) (7)	Senior Secured First Lien				04/2025	—	(474)	—	(1,367)
IQVIA Inc.	Senior Secured First Lien	L + 175	(2)	4.15%	06/2025	1,493,715	1,489,998	2.8	1,487,643
MPH Acquisition Holdings LLC	Senior Secured First Lien	L + 275	(1)	5.08%	06/2023	1,992,918	1,945,424	3.6	1,910,710
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.94%	02/2025	1,248,744	1,240,701	2.3	1,249,415
Press Ganey Holdings, Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	10/2023	1,246,803	1,243,686	2.3	1,246,884
Prospect Medical Holdings, Inc.	Senior Secured First Lien	L + 550	(2)	7.94%	02/2024	248,741	228,365	0.4	235,474
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450	(2)	6.90%	11/2025	1,492,500	1,487,102	2.8	1,486,232
Sound Inpatient Physicians	Senior Secured First Lien	L + 275	(2)	5.15%	06/2025	748,111	748,737	1.4	748,227
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	5.66%	09/2024	1,493,036	1,472,437	2.7	1,445,752
Syneos Health, Inc.	Senior Secured First Lien	L + 200	(2)	4.40%	08/2024	1,441,024	1,441,089	2.7	1,439,338
Tecomet Inc.	Senior Secured First Lien	L + 350	(2)	5.91%	05/2024	748,092	748,092	1.4	745,286
U.S. Renal Care, Inc.	Senior Secured First Lien				06/2026	1,242,150	1,217,307	2.3	1,221,679
Verscend Holding Corp.	Senior Secured First Lien	L + 450	(2)	6.90%	08/2025	2,244,347	2,254,448	4.2	2,250,317
Viant Medical Holdings, Inc.	Senior Secured First Lien	L + 375	(1)	6.08%	07/2025	747,178	749,472	1.4	745,930
VVC Holding Corp.	Senior Secured First Lien	L + 450	(1)	7.05%	02/2026	1,496,250	1,484,111	2.8	1,495,315

						33,421,278	33,171,164	61.5	32,963,875

Industrial Equipment
Clark Equipment Company	Senior Secured First Lien	L + 200	(1)	4.33%	05/2024	1,683,168	1,679,279	3.1	1,672,295
LTI Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	09/2025	997,488	967,145	1.8	945,434
Playpower, Inc.	Senior Secured First Lien	L + 550	(2)	7.90%	05/2026	218,800	216,634	0.4	219,620
Sabre Industries, Inc.	Senior Secured First Lien	L + 450	(2)	6.89%	04/2026	500,000	495,019	0.9	500,002

						3,399,456	3,358,077	6.2	3,337,351

Leisure Goods/Activities/Movies
Crown Finance US, Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	02/2025	2,217,700	2,183,457	4.1	2,184,545
Hoya Midco, LLC	Senior Secured First Lien	L + 350	(2)	5.90%	06/2024	1,491,338	1,482,193	2.8	1,479,534
Pure Fishing, Inc.	Senior Secured First Lien	L + 450	(1)	6.83%	11/2025	748,125	747,533	1.3	713,524
Six Flags Theme Parks, Inc.	Senior Secured First Lien	L + 200	(2)	4.41%	04/2026	1,770,388	1,766,049	3.3	1,774,256
UFC Holdings, LLC	Senior Secured First Lien	L + 325	(2)	5.66%	04/2026	2,253,581	2,257,067	4.2	2,252,173
Varsity Brands, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	12/2024	1,496,206	1,487,790	2.7	1,470,487

						9,977,338	9,924,089	18.4	9,874,519

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	10/2023	$1,991,927	$1,987,328	3.7%	$1,978,352
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200	(2)	4.40%	03/2025	2,490,993	2,487,718	4.6	2,478,737
Scientific Games International, Inc.	Senior Secured First Lien	L + 275	(4)	5.23%	08/2024	2,489,918	2,461,601	4.6	2,455,507
Seminole Tribe of Florida	Senior Secured First Lien	L + 175	(2)	4.15%	07/2024	746,203	745,288	1.4	747,449
VICI Properties 1 LLC	Senior Secured First Lien	L + 200	(2)	4.40%	12/2024	1,500,000	1,491,583	2.8	1,485,465
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175	(2)	4.15%	05/2025	2,250,096	2,248,781	4.2	2,245,877

						11,469,137	11,422,299	21.3	11,391,387

Nonferrous Metals/Minerals
Dynacast International LLC	Senior Secured First Lien	L + 325	(1)	5.58%	01/2022	748,047	730,592	1.3	723,268

Oil & Gas
Blackstone CQP Holdco LP	Senior Secured First Lien	L + 350	(1)	5.89%	09/2024	1,425,917	1,424,432	2.6	1,429,482
Delek US Holdings, Inc.	Senior Secured First Lien	L + 225	(1)	4.58%	03/2025	1,200,090	1,194,511	2.2	1,184,345
Prairie ECI Acquiror LP	Senior Secured First Lien	L + 475	(1)	7.08%	03/2026	997,500	1,004,952	1.9	1,003,734

						3,623,507	3,623,895	6.7	3,617,561

Property & Casualty Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	10/2024	2,991,370	2,980,291	5.5	2,967,065
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.40%	11/2024	1,246,852	1,246,851	2.3	1,245,898
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.40%	11/2023	1,494,141	1,495,990	2.8	1,492,938

						5,732,363	5,723,132	10.6	5,705,901

Publishing
Meredith Corporation	Senior Secured First Lien	L + 275	(2)	5.15%	01/2025	2,478,786	2,478,589	4.6	2,479,939
Nielsen Finance LLC	Senior Secured First Lien	L + 200	(2)	4.41%	10/2023	2,696,947	2,686,817	5.0	2,673,726

						5,175,733	5,165,406	9.6	5,153,665

Radio & Television
Gray Television, Inc.	Senior Secured First Lien	L + 250	(2)	4.93%	01/2026	1,494,370	1,492,542	2.8	1,494,744
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.69%	01/2024	269,295	267,804	0.5	267,443
Nexstar Broadcasting, Inc.	Senior Secured First Lien				06/2026	1,968,242	1,966,185	3.7	1,963,145
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	01/2024	1,348,436	1,341,148	2.5	1,339,165

						5,080,343	5,067,679	9.5	5,064,497

Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500	(2)	7.40%	09/2024	1,494,299	1,472,351	2.7	1,430,477
Men’s Wearhouse, Inc. (The)	Senior Secured First Lien	L + 325	(2)	5.69%	04/2025	1,491,801	1,450,497	2.5	1,328,949
Staples, Inc.	Senior Secured First Lien	L + 500	(1)	7.60%	04/2026	1,519,661	1,497,276	2.7	1,462,431

						4,505,761	4,420,124	7.9	4,221,857

Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200	(2)	4.41%	02/2025	1,494,313	1,483,518	2.8	1,492,916
XPO Logistics, Inc.	Senior Secured First Lien	L + 250	(2)	4.88%	02/2025	1,220,477	1,218,209	2.3	1,223,858
XPO Logistics, Inc.	Senior Secured First Lien	L + 200	(2)	4.40%	02/2025	500,000	493,402	0.9	496,762

						3,214,790	3,195,129	6.0	3,213,536

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Telecommunications
Avaya, Inc.	Senior Secured First Lien	L + 425	(2)	6.65%	12/2024	$2,743,038	$2,747,703	4.9%	$2,629,888
CenturyLink, Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	01/2025	2,831,653	2,795,254	5.2	2,771,098
Level 3 Financing Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	02/2024	3,500,000	3,499,893	6.5	3,476,812
Sprint Communications, Inc.	Senior Secured First Lien	L + 300	(2)	5.44%	02/2024	1,990,000	1,990,000	3.7	1,975,075

						11,064,691	11,032,850	20.3	10,852,873

Utilities
Brookfield WEC Holdings Inc.	Senior Secured First Lien				08/2025	114,129	113,844	0.2	114,129
Brookfield WEC Holdings Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	08/2025	1,494,370	1,497,458	2.8	1,494,266
Calpine Corporation	Senior Secured First Lien	L + 275	(1)	5.08%	04/2026	1,155,000	1,143,689	2.1	1,154,642
Calpine Corporation	Senior Secured First Lien	L + 250	(1)	4.83%	01/2024	1,343,910	1,335,810	2.5	1,338,809
Eastern Power, LLC	Senior Secured First Lien	L + 375	(2)	6.15%	10/2023	1,651,799	1,651,056	3.1	1,652,484
Nautilus Power, LLC	Senior Secured First Lien	L + 425	(2)	6.73%	05/2024	981,734	982,039	1.8	982,348
Talen Energy Supply, LLC	Senior Secured First Lien				06/2026	1,278,000	1,266,489	2.4	1,273,208
TEX Operations Co. LLC	Senior Secured First Lien	L + 200	(2)	4.40%	08/2023	337,003	337,593	0.6	336,983
Vistra Operations Company LLC	Senior Secured First Lien	L + 200	(2)	4.40%	12/2025	466,081	462,670	0.9	466,197

						8,822,026	8,790,648	16.4	8,813,066

Total Debt Investments United States						$247,755,116	$246,524,683	457.7%	$245,217,500

Total United States							$246,524,683	457.7%	$245,217,500

Canada
Debt Investments
Aerospace & Defense
1199169 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 400	(1)	6.33%	04/2026	262,238	263,549	0.5	263,570

Air Transport
Air Canada	Senior Secured First Lien	L + 200	(2)	4.40%	10/2023	1,740,794	1,745,657	3.2	1,742,700

Automotive
Panther BF Aggregator 2 L P	Senior Secured First Lien	L + 350	(2)	5.90%	04/2026	1,491,800	1,477,138	2.8	1,482,946

Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 225	(2)	4.65%	02/2024	3,487,264	3,471,379	6.5	3,467,666

Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien	L + 375	(2)	6.15%	06/2025	748,328	738,433	1.4	740,613

Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325	(1)	5.85%	10/2025	996,863	999,001	1.8	997,002

Total Debt Investments Canada						$8,727,287	$8,695,157	16.2%	$8,694,497

Total Canada							$8,695,157	16.2%	$8,694,497

Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 250	(1)	5.07%	11/2024	946,335	946,892	1.8	946,634

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Belron Finance US LLC	Senior Secured First Lien	L + 250	(1)	5.04%	11/2025	$299,248	$299,248	0.5%	$299,622

						1,245,583	1,246,140	2.3	1,246,256

Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425	(2)	6.69%	04/2024	995,557	990,472	1.8	937,486
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300	(1)	5.53%	02/2025	962,213	936,546	1.6	868,099

						1,957,770	1,927,018	3.4	1,805,585

Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225	(2)	4.65%	04/2025	1,381,945	1,382,995	2.6	1,378,407

Total Debt Investments Luxembourg						$4,585,298	$4,556,153	8.3%	$4,430,248

Total Luxembourg							$4,556,153	8.3%	$4,430,248

New Zealand
Debt Investments
Business Equipment & Services
Capri Finance LLC	Senior Secured First Lien	L + 325	(1)	5.83%	11/2024	1,496,215	1,482,157	2.7	1,470,779
Titan Acquisition Co. New Zealand Limited	Senior Secured First Lien	L + 425	(1)	6.83%	05/2026	1,000,000	995,059	1.9	1,001,250

						2,496,215	2,477,216	4.6	2,472,029

Total Debt Investments New Zealand						$2,496,215	$2,477,216	4.6%	$2,472,029

Total New Zealand							$2,477,216	4.6%	$2,472,029

United Kingdom
Debt Investments
Automotive
Boing US Holdco Inc.	Senior Secured First Lien	L + 325	(2)	5.67%	10/2024	748,106	749,038	1.4	746,004

Total Debt Investments United Kingdom						£748,106	$749,038	1.4%	$746,004

Total United Kingdom							$749,038	1.4%	$746,004

Netherlands
Debt Investments
Chemicals & Plastics
Starfruit Finco B.V	Senior Secured First Lien	L + 325	(2)	5.67%	10/2025	3,591,000	3,598,376	6.6	3,543,868

Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien	L + 225	(1)	4.58%	09/2023	1,375,480	1,376,098	2.6	1,374,084

Food products
Jacobs Douwe Egberts International B.V.	Senior Secured First Lien	L + 200	(2)	4.50%	11/2025	652,926	652,926	1.2	651,565

Total Debt Investments Netherlands						$5,619,406	$5,627,400	10.4%	$5,569,517

Total Netherlands							$5,627,400	10.4%	$5,569,517

Australia
Debt Investments
Business Equipment & Services
Eta Australia Holdings III Pty Ltd	Senior Secured First Lien	L + 400	(2)	6.40%	06/2026	375,000	376,860	0.7	375,939

Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275	(1)	5.08%	05/2025	1,494,342	1,472,893	2.8	1,477,531

Total Debt Investments Australia						$1,869,342	$1,849,753	3.5%	$1,853,470

Total Australia							$1,849,753	3.5%	$1,853,470

Total Investments							$270,479,400	502.1%	$268,983,265

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $53,574,900 as of June 30, 2019.

(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2019 was 2.32%.

(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2019 was 2.40%.

(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.

(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2019 was 2.33%.

(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2019 was 2.20%.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of June 30, 2019 was 2.37%.

(7)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

Below is selected balance sheet information for the Senior Loan Fund as of June 30, 2019:

As of June 30, 2019 (Unaudited)
Selected Balance Sheet Information:
Total investments, at fair value	$268,983,265
Cash	3,508,221
Other assets	3,436,028

Total assets	$275,927,514

Debt	$154,736,761
Other liabilities	67,615,853

Total liabilities	$222,352,614

Members’ equity	53,574,900

Total liabilities and members’ equity	$275,927,514

Below is selected statements of operations information for the Senior Loan Fund for the three and six months ended June 30, 2019:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Selected Statements of Operations Information:
Total investment income	$2,070,554	$2,167,250

Expenses
Interest and other debt financing costs	830,455	837,722
Professional fees	15,000	105,000
Other general and administrative expenses	75,302	97,101

Total expenses	920,757	1,039,823

Net investment income (loss)	1,149,797	1,127,427

Net realized gain (loss) on investments	42,858	43,608
Net change in unrealized appreciation (depreciation) on investments	(1,036,364)	(1,496,135)

Net increase (decrease) in members’ equity	$156,291	$(325,100)

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2019:

Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total

Senior Secured First Lien	$—	$72,790,652	$402,162,578	$474,953,230
Senior Secured Second Lien	—	24,456,566	56,358,514	80,815,080
Unsecured Debt	—	—	7,390,746	7,390,746
Preferred Stock	—	—	2,523,435	2,523,435
Common Stock and Other	—	—	14,575,179	14,575,179

Subtotal	$—	$97,247,218	$483,010,452	$580,257,670
Investments Measured at NAV(1)				44,647,725

Total Investments				$624,905,395

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2019, based off of the fair value hierarchy at June 30, 2019:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2019	$317,104,715	$53,857,218	$7,262,841	$2,270,352	$11,536,391	$392,031,517
Amortized discounts/premiums	1,116,702	100,413	15,964	-	-	1,233,079
Paid in-kind interest	137,137	-	28,113	-	-	165,250
Net realized gain (loss)	(601,536)	-	-	-	-	(601,536)
Net change in unrealized appreciation (depreciation)	1,482,862	54,273	55,135	141,846	2,537,755	4,271,871
Purchases	137,787,663	2,425,001	28,693	111,237	501,033	140,853,627
Sales/return of capital/principal repayments/paydowns	(53,076,236)	(78,391)	-	-	-	(53,154,627)
Transfers in	6,637,313	-	-	-	-	6,637,313
Transfers out	(8,426,042)	-	-	-	-	(8,426,042)

Balance as of June 30, 2019	$402,162,578	$56,358,514	$7,390,746	$2,523,435	$14,575,179	$483,010,452

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2019	$2,604,923	$(1,169,654)	$(419,810)	$-	$2,537,755	$3,553,214

During the six months ended June 30, 2019, the Company recorded $8,426,042 in transfers from Level 3 to Level 2 and $6,637,313 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

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

During the six months ended June 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $44,613,267 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$295,679,438	Discounted Cash Flows	Discount Rate	6.3%-12.6%(7.9%)

	$7,232,000	Enterprise Value	Comparable EBITDA Multiple	9.6x

	$99,251,140	Broker Quoted	Broker Quote	N/A

Senior Secured Second Lien	$49,807,212	Discounted Cash Flows	Discount Rate	7.4%-18.0%(11.6%)

	$6,551,302	Enterprise Value	Comparable EBITDA Multiple	10.8x

Unsecured Debt	$7,390,746	Discounted Cash Flows	Discount Rate	10.7%-15.5%(11.3%)

Preferred Stock	$2,523,435	Market Multiple	Comparable EBITDA Multiple	12.6x-15.7x(15.7x)

Common Stock	$14,575,179	Market Multiple	Comparable EBITDA Multiple	7.5x-17.4x(12.9x)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$237,842,174	Discounted Cash Flows	Discount Rate	6.8%-11.8%(8.4%)

	$6,299,473	Enterprise Value	Comparable EBITDA Multiple	9.1x

	$73,111,885	Broker Quoted	Broker Quote	N/A

Senior Secured Second Lien	$53,857,218	Discounted Cash Flows	Discount Rate	7.2%-28.6%(13.8%)

Unsecured Debt	$7,262,841	Discounted Cash Flows	Discount Rate	11.0%-16.8%(11.6%)

Preferred Stock	$2,270,352	Market Multiple	Comparable EBITDA Multiple	15.0x

Common Stock	$11,536,391	Market Multiple	Comparable EBITDA Multiple	7.2x-15.1x(12.4x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2019 and December 31, 2018. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of June 30, 2019 and December 31, 2018, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$250,000,000	$203,487,232	$46,512,768	$203,487,232
Revolving Credit Facility II(5)(6)	85,000,000	65,021,689	20,003,570	65,032,846

Total Debt	$335,000,000	$268,508,921	$66,516,338	$268,520,078

	December 31, 2018
	Aggregate Principal	Drawn	Amount	Carrying
	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$175,000,000	$159,628,575	$15,371,425	$159,628,575
Revolving Credit Facility II(3)(5)(6)	85,000,000	78,309,591	7,248,258	77,774,610

Total Debt	$260,000,000	$237,938,166	$22,619,683	$237,403,185

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings. Carrying value excludes unamortized deferred financing costs.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of June 30, 2019 and December 31, 2018, was $64,996,430 and $77,751,742, respectively.
(6)	The Company had outstanding debt denominated in (EUR) of 1.8 million on its Revolving Credit Facility II.

As of June 30, 2019 and December 31, 2018, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016 CBDC SPV entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017, the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018, the Company further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2023. On April 9, 2019 the Company further amended the SPV Asset Facility increasing the Facility limit from $175 million to $250 million.

The maximum commitment amount under the SPV Asset Facility is $250 million, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the Borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (September 28, 2023) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of June 30, 2019 and December 31, 2018, deferred financing costs related to the SPV Asset Facility were $1,923,061 and $1,636,402, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Revolving Credit Facility II

On June 29, 2017, the Company entered into the “Revolving Credit Facility II” with Capital One, National Association (“CONA”), as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. Proceeds from the Revolving Credit Facility II may be used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the Committed Lender are secured by a first priority security interest in the unused capital commitments (See Note 8. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility II contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility II is $85 million, subject to availability under the borrowing base.

Borrowings under the Revolving Credit Facility II bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019. On June 13, 2019, the Company further amended the Revolving Credit Facility II by extending the maturity date to September 29, 2019. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on September 29, 2019.

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on an effective yield basis. As of June 30, 2019 and December 31, 2018, deferred financing costs related to the Revolving Credit Facility II were $0 and $58,791, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the SPV Asset Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Borrowing interest expense	$2,860,053	$1,716,550	$5,466,337	$3,107,391
Facility fees	75,497	42,662	101,853	108,716
Amortization of financing costs	237,212	196,996	414,048	392,061

Total	$3,172,762	$1,956,208	$5,982,238	$3,608,168

Weighted average interest rate	4.50%	4.11%	4.53%	3.93%
Average outstanding balance	$254,830,616	$167,452,665	$243,351,660	$159,340,902

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

For the six months ended June 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $19,126,223. The Company did not hold any derivative instruments prior to December 7, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of June 30, 2019 and December 31, 2018.

As of June 30, 2019:

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$308,078	$(8,691)	$299,387	$—	$299,387

Total	$308,078	$(8,691)	$299,387	$—	$299,387

As of December 31, 2018:

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$17,406	$—	$17,406	$—	$17,406

Total	$17,406	$—	$17,406	$—	$17,406

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three and six months ended June 30, 2019 was as follows:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	309,355	281,981

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$309,355	$281,981

The Company did not hold any derivative instruments during the six months ended June 30, 2018.

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2019 and December 31, 2018, the Company had unfunded commitments denominated in USD totaling $69,933,674 and $50,145,587, respectively, under loan and financing agreements. The Company had outstanding unfunded commitments denominated in GBP totaling £3,932,584 and £4,183,722 at June 30, 2019 and December 31, 2018, respectively. The Company also had outstanding unfunded commitments denominated in EUR total €1,867,515 and €0 at June 30, 2019 and December 31, 2018, respectively.

Other Commitments and Contingencies

As of June 30, 2019, the Company had $423.6 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $101.6 million as of June 30, 2019.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the six months ended June 30, 2019, the Advisor allocated to the Company $127,112 of equity offering costs and $90,863 of organization costs, of which $116,772 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2019. Since June 26, 2015 (Commencement) through June 30, 2019, the Advisor has allocated to the Company $730,894 of equity offering costs and $522,464 of organization costs.

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

Note 9. Stockholders’ Equity

Since commencement, the Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $101.6 million and $139.6 million as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2019 and 2018:

	For the six months ended June 30, 2019
Quarter Ended	Shares	Amount
June 30, 2019	1,524,312	$30,000,000
March 31, 2019	1,330,128	26,000,000

Total Capital Drawdowns	2,854,440	$56,000,000

	For the six months ended June 30, 2018
Quarter Ended	Shares	Amount
June 30, 2018	991,916	$20,000,000
March 31, 2018	741,876	15,000,000

Total Capital Drawdowns	1,733,792	$35,000,000

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

At June 30, 2019 and December 31, 2018, CCG LP and its affiliates owned 2.38% and 2.50%, respectively, of the outstanding common shares of the Company.

For the six months ended June 30, 2019, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
June 30, 2019	$6,660,776	$0.41
March 31, 2019	$6,028,462	$0.41

For the six months ended June 30, 2018, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
June 30, 2018	$3,876,874	$0.37
March 31, 2018	$3,035,614	$0.32

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2019 and December 31, 2018, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net increase (decrease) in net assets resulting from operations	$8,512,108	$2,274,868	$17,373,024	$5,116,935
Weighted average common shares outstanding	15,703,473	9,902,467	15,087,362	9,357,106
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.54	$0.23	$1.15	$0.55

Note 11. Income Taxes

As of June 30, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$627,930,136

Gross unrealized appreciation	$13,792,232
Gross unrealized depreciation	(16,816,973)

Net unrealized investment depreciation	$(3,024,741)

As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$501,196,978

Gross unrealized appreciation	$8,332,193
Gross unrealized depreciation	(16,187,447)

Net unrealized investment depreciation	$(7,855,254)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018, relating to the common shares issued through June 30, 2019 pursuant to the Subscription Agreements:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Per Share Data:(1)
Net asset value, beginning of period	$19.43	$20.10

Net investment income after tax	0.94	0.74
Net realized and unrealized gains (losses) on investments(2)	0.21	(0.19)

Net increase (decrease) in net assets resulting from operations	1.15	0.55

Distributions declared from net investment income(3)	(0.82)	(0.70)
Offering costs	(0.01)	(0.02)

Total increase (decrease) in net assets	0.32	(0.17)

Net asset value, end of period	$19.75	$19.93
Shares outstanding, end of period	16,245,796	10,341,086
Weighted average shares outstanding	15,087,362	9,357,106
Total return(4)(5)	11.76%	5.35%

Ratio/Supplemental Data:
Net assets, end of period	$320,784,269	$206,130,450
Ratio of total expenses to average net assets(6)(7)	6.77%	7.64%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.60%	3.19%
Ratio of net investment income to average net assets(6)	9.93%	7.40%
Ratio of interest and credit facility expenses to average net assets(5)	4.17%	3.86%
Ratio of incentive fees to average net assets(5)	1.48%	0.59%
Ratio of portfolio turnover to average investments at fair value(8)	10.91%	15.94%
Asset coverage ratio(9)	2.18	2.07

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 6.82% for the six months ended June 30, 2019. The GACP II investment was made after June 30, 2018, and as such, the ratio for June 30, 2018 is not affected.

(8)	Not annualized.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there has been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2019 and for the six months ended June 30, 2019.

The Company issued common shares and received gross proceeds of approximately $65 million subsequent to June 30, 2019 and prior to the date of this Form 10-Q.

On August 12, 2019, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire Alcentra Capital Corporation (“Alcentra Capital”) in a cash and stock transaction (the “Alcentra Acquisition”). The boards of directors of both companies have each unanimously approved the Alcentra Acquisition.

Upon the completion of the Alcentra Acquisition, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition will be converted into the right to receive from the Company, in accordance with the Merger Agreement, (a) approximately $1.50 per share in cash consideration (less certain special dividends (including tax dividends) expected to be declared by Alcentra Capital after the date of the Merger Agreement), and (b) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of the Company’s common stock (the “Exchange Ratio”). The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Alcentra Capital’s common stock before the closing of the Alcentra Acquisition. Based on the number of shares of Alcentra Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 5.2 million of the Company’s shares being exchanged for approximately 12.9 million outstanding shares of Alcentra Capital common stock, subject to adjustment in certain limited circumstances.

Additionally, in accordance with the Merger Agreement, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition will have the right to receive approximately $1.68 per share in cash from the Company’s investment adviser, CBDC Advisors, LLC (the “Advisor”), acting solely on its own behalf (see Transaction Support Agreement discussed below).

The completion of the Alcentra Acquisition is subject to certain conditions, including, among others, Alcentra Capital stockholder approval, Company stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and other customary closing conditions.

Additionally, on August 12, 2019, we entered into an agreement with the Advisor (the “Transaction Support Agreement”) in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, the Advisor will (a) provide $21.6 million of cash consideration, or approximately $1.68 per share of Alcentra Capital common stock, payable to Alcentra Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing, (b) enter into an amendment to our Investment Advisory Agreement to (i) reduce the management fee from 1.5% to 1.25%, (ii) increase the incentive fee hurdle from 6% to 7% annualized, (iii) waive a portion of the management fee for the six quarters after the transaction so that only 0.75% shall be charged for such time period, and (iv) waive the income based portion of the incentive fee for the six quarters after the transaction and (c) fund up to $1.4 million of expenses that we incur in connection with completing the Alcentra Acquisition. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Alcentra Acquisition, which is subject to the closing conditions described above.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies and were incorporated under the laws of the State of Delaware on February 5, 2015 (“Inception”). We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, the Company may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that the Company would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. The term “mezzanine” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. The Company may make multiple investments in the same portfolio company. From Inception through June 25, 2015, the Company devoted substantially all of its efforts to establishing the business and raising capital commitments from private investors. On June 26, 2015, the Company entered into subscription agreements with several investors, including Crescent Capital Group LP and its affiliates (“CCG LP”), providing for the private placement of the Company’s common stock. The Company commenced investment operations on June 26, 2015 (“Commencement”).

Pending Alcentra Capital Acquisition

On August 12, 2019, we entered into a definitive agreement (the “Merger Agreement”) to acquire Alcentra Capital Corporation (“Alcentra Capital”) in a cash and stock transaction (the “Alcentra Acquisition”). The boards of directors of both companies have each unanimously approved the Alcentra Acquisition.

Upon the completion of the Alcentra Acquisition, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition will be converted into the right to receive from us, in accordance with the Merger Agreement, (a) approximately $1.50 per share in cash consideration (less certain special dividends (including tax dividends) expected to be declared by Alcentra Capital after the date of the Merger Agreement), and (b) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of our common stock (the “Exchange Ratio”). The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Alcentra Capital’s common stock before the closing of the Alcentra Acquisition. Based on the number of shares of Alcentra Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 5.2 million of the our shares of common stock being exchanged for approximately 12.9 million outstanding shares of Alcentra Capital common stock, subject to adjustment in certain limited circumstances.

Additionally, in accordance with the Merger Agreement, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition will have the right to receive approximately $1.68 per share in cash from the Advisor, acting solely on its own behalf (see Transaction Support Agreement discussed below).

The Merger Agreement contains (a) customary representations and warranties of Alcentra Capital and us, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority and absence of conflicts, third party and governmental consents and approvals, reports and regulatory matters, financial statements, compliance with law and legal proceedings, absence of certain changes, taxes, intellectual property, insurance and certain contracts, (b) limited representations and warranties from our investment adviser, including representations and warranties relating to, among others: corporate organization, capitalization, corporate authority, absence of conflicts and regulatory matters, and (c) covenants of Alcentra Capital and us to not to take certain actions during this interim period.

Among other things, Alcentra Capital has agreed to, and will cause its subsidiaries, Alcentra Capital’s external investment adviser, and Alcentra Capital’s controlled representatives, and will instruct and use commercially reasonable efforts to cause its non-controlled representatives, to, immediately cease and cause to be terminated any existing solicitation of, or discussions or negotiations with, any third party relating to any Competing Proposal (as defined in the Merger Agreement) or any inquiry, discussion, offer or request that could reasonably be expected to lead to a Competing Proposal, and not to initiate, solicit or knowingly encourage the making of any Competing Proposal or engage in negotiations or substantive discussions with, or provide information to, any third party relating to a Competing Proposal.

However, if Alcentra Capital receives a Competing Proposal from a third party, and the board of directors of Alcentra Capital determines in good faith after consultation with its financial advisors and outside legal counsel that (a) the Competing Proposal constitutes or would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) and (b) failure to consider such proposal would reasonably be expected to be inconsistent with the fiduciary duties of the directors under applicable law, then Alcentra Capital may engage in discussions and negotiations with such third party so long as certain notice and other procedural requirements are satisfied. Alcentra Capital may terminate the Merger Agreement and enter into an agreement with a third party who makes a Superior Proposal, subject to certain procedural requirements and the payment of an approximately $4.3 million termination fee.

The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive completion of the Alcentra Acquisition and cannot be the basis for any claims under the Merger Agreement by the other party after the Alcentra Acquisition is completed, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) may have been included in the Merger Agreement for the purpose of allocating risk between Alcentra Capital and us rather than establishing matters as facts.

The completion of the Alcentra Acquisition is subject to certain conditions, including, among others, Alcentra Capital stockholder approval, Company stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and other customary closing conditions. While there can be no assurances as to the exact timing, or that the Alcentra Acquisition will be completed at all, the Company expects to complete the Alcentra Acquisition as early as the fourth quarter of 2019.

The Merger Agreement also contains certain other termination rights, including in favor of us if the requisite approval of Alcentra Capital’s stockholders is not obtained and in favor of each of Alcentra Capital and us if the Mergers are not completed on or before March 31, 2020. Upon termination of the Merger Agreement under certain specified circumstances, Alcentra Capital may be required to pay us a termination fee of approximately $4.3 million. The Merger Agreement also provides that each party to the Merger Agreement is entitled to specific performance in the event of any breach or to prevent breaches of the Merger Agreement and to enforce specifically the terms and provisions of the Merger Agreement.

Additionally, on August 12, 2019, we entered into an agreement with the Advisor (the “Transaction Support Agreement”) in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, our investment adviser will (a) provide $21.6 million of cash consideration, or approximately $1.68 per share of Alcentra Capital common stock, payable to Alcentra Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing, (b) enter into an amendment to our Investment Advisory Agreement to (i) reduce the management fee from 1.5% to 1.25%, (ii) increase the incentive fee hurdle from 6% to 7% annualized, (iii) waive a portion of the management fee for the six quarters after the transaction so that only 0.75% shall be charged for such time period, and (iv) waive the income based portion of the incentive fee for the six quarters after the transaction, and (c) fund up to $1.4 million of expenses that we incur in connection with completing the Alcentra Acquisition. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Alcentra Acquisition, which is subject to the closing conditions described above.

KEY COMPONENTS OF OPERATIONS

Investments

We expect our investment activity to vary substantially from period to period depending on many factors, including the general economic environment, the amount of capital we have available to us, the level of merger and acquisition activity for middle-market companies, including the amount of debt and equity capital available to such companies and the competitive environment for the type of investments we make. In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

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

As of June 30, 2019 and December 31, 2018, our portfolio at fair value was comprised of the following:

	June 30, 2019		December 31, 2018
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$342.4	54.8%	$294.4	59.7%
Unitranche	132.5	21.2	84.9	17.2
Senior secured second-lien	80.8	12.9	75.8	15.3
Unsecured	7.4	1.2	7.2	1.5
Equity & Other	35.0	5.6	31.0	6.3
CBDC Senior Loan Fund, LLC	26.8	4.3	—	—

Total investments	$624.9	100.0%	$493.3	100.0%

(1)	Excludes unfunded commitments at fair value of $76.9 million and $55.4 million as of June 30, 2019 and December 31, 2018, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$74.7	62.3%	$40.5	37.7%
Unitranche	42.2	35.2	32.8	30.6
Senior secured second-lien	2.4	2.0	7.4	6.9
Unsecured	—	—	—	—
Equity & Other	0.6	0.5	26.7	24.8
CBDC Senior Loan Fund, LLC	—	—	—	—

Total investment commitments	$119.9	100.0%	$107.4	100.0%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$90.7	44.3%	$86.3	56.2%
Unitranche	68.5	33.6	32.8	21.4
Senior secured second-lien	4.4	2.2	7.8	5.1
Unsecured	—	—	0.0	0.0
Equity & Other	0.6	0.3	26.7	17.3
CBDC Senior Loan Fund, LLC	40	19.6	—	—

Total investment commitments	$204.2	100.0%	$153.6	100.0%

For the three months ended June 30, 2019, we had principal repayments of $18.4 million. For this period, we had sales of securities in one portfolio company aggregating approximately $0.3 million in net proceeds. For the three months ended June 30, 2019, we had a net of unfunded commitments portfolio increase of $103.1 million aggregate principal amount (amortized cost).

For the three months ended June 30, 2018, we had principal repayments of $22.5 million. For this period, we had sales of securities in one portfolio company aggregating approximately $0.9 million in net proceeds. For the three months ended June 30, 2018, we had a net of unfunded commitments portfolio increase of $70.5 million aggregate principal amount (amortized cost).

For the six months ended June 30, 2019, we had principal repayments of $55.7 million. For this period, we had sales of securities in six portfolio companies aggregating approximately $2.8 million in net proceeds. For the six months ended June 30, 2019, we had a net of unfunded commitments portfolio increase of $127.2 million aggregate principal amount (amortized cost).

For the six months ended June 30, 2018, we had principal repayments of $52.5 million. For this period, we had sales of securities in five portfolio companies aggregating approximately $2.4 million in net proceeds. For the six months ended June 30, 2018, we had a net of unfunded commitments portfolio increase of $79.8 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Weighted average total yield to maturity of debt and income producing securities (at fair value)	8.7%	9.2%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.6%	9.0%
Weighted average interest rate of debt and income producing securities	8.1%	8.5%
Percentage of debt bearing a floating rate	96.1%	95.2%
Percentage of debt bearing a fixed rate	3.9%	4.8%
Number of portfolio companies	91	86

The following table shows the amortized cost of our performing and non-accrual debt and income producing investments as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$601.3	98.0%	$488.1	97.5%
Non-accrual	12.5	2.0	12.6	2.5

Total assets	$613.8	100.0%	$500.7	100.0%

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

As of June 30, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.0% and 1.0% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

The remaining debt investments were performing and current on their interest payments as of June 30, 2019 and December 31, 2018.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2019 and December 31, 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2019		December 31, 2018
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$8.5	1.4%	$4.4	0.9%
2	564.0	90.3	441.1	89.4
3	45.9	7.3	40.9	8.3
4	6.5	1.0	6.9	1.4
5	—	—	—	—

Total	$624.9	100.0%	$493.3	100.0%

As of June 30, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.0% and 1.0% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

The remaining debt investments were performing and current on their interest payments as of June 30, 2019 and December 31, 2018.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2019 and June 30, 2018, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Total investment income	$12,518,330	$7,250,952	$23,974,086	$14,061,933
Less: Total expenses	5,139,293	3,503,981	9,763,518	7,170,869

Net investment income before taxes	$7,379,037	$3,746,971	$14,210,568	$6,891,064
Income and excise taxes	3,336	7,600	5,679	6,821

Net investment income	7,375,701	3,739,371	14,204,889	6,884,243
Net realized gain (loss) on investments (1)	(184,207)	(41,170)	(431,705)	(214,159)
Net unrealized appreciation (depreciation) on investments (1)	1,041,909	(1,397,426)	3,797,574	(1,558,648)
Net unrealized appreciation (depreciation) on foreign currency forward contracts	309,355	—	281,981	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(30,650)	(25,907)	(479,715)	5,499

Net increase in net assets resulting from operations	$8,512,108	$2,274,868	$17,373,024	$5,116,935

(1)	Includes foreign currency transactions and translation.

Investment Income

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest from investments	$11,104,192	$7,171,832	$21,892,966	$13,850,506
Dividend Income	1,057,878	—	1,481,281	—
Other income	356,260	79,120	599,839	211,427

Total	$12,518,330	$7,250,952	$23,974,086	$14,061,933

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $7.2 million for the three months ended June 30, 2018 to $11.1 million for the three months ended June 30, 2019, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $361.8 million during the three months ended June 30, 2018 to $576.4 million during the three months ended June 30, 2019. Included in interest from investments for the three months ended June 30, 2019 and 2018 is $0.2 million and $0.0 million, respectively, in prepayment fees and $0.2 million and $0.1 million, respectively, in accelerated accretion of upfront fees. Dividend income increased from $0.0 million for the three months ended June 30, 2018, to $1.1 million for the three months ended June 30, 2019 primarily relating to the Company’s investments in GACP II and the Senior Loan Fund. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $13.9 million for the six months ended June 30, 2018 to $21.9 million for the six months ended June 30, 2019, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $346.9 million during the six months ended June 30, 2018 to $551.1 million during the six months ended June 30, 2019. Included in interest from investments for the six months ended June 30, 2019 and 2018 is $0.3 million and $0.0 million, respectively, in prepayment fees and $0.6 million and $0.4 million, respectively, in accelerated accretion of upfront fees. Dividend income increased from $0.0 million for the six months ended June 30, 2018, to $1.5 million for the six months ended June 30, 2019 primarily relating to the Company’s investment in GACP II. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest and credit facility expenses	$3,172,762	$1,956,208	$5,982,238	$3,608,168
Management fees, net	1,115,821	795,246	2,103,095	1,532,998
Income Incentive Fees	—	—	—	554,977
Directors’ fees	72,500	72,500	145,000	145,000
Professional fees	192,234	189,632	384,405	375,080
Organization expenses	48,676	32,452	90,863	56,790
Other general and administrative expenses	537,300	457,943	1,057,917	897,856

Total expenses	$5,139,293	$3,503,981	$9,763,518	$7,170,869

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility II and SPV Asset Facility. The Company first drew on the SPV Asset Facility in April 2016, and on the Revolving Credit Facility II in June 2017. Interest and credit facility expenses increased from $2.0 million for the three months ended June 30, 2018 to $3.2 million for the three months ended June 30, 2019. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $167.5 million for the three months ended June 30, 2018 to $254.8 million for the three months ended June 30, 2019 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 4.1% for the three months ended June 30, 2018 to 4.5% for the three months ended June 30, 2019.

Interest and credit facility expenses increased from $3.6 million for the six months ended June 30, 2018 to $6.0 million for the six months ended June 30, 2019. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $159.3 million for the six months ended June 30, 2018 to $243.4 million for the six months ended June 30, 2019 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 3.9% for the six months ended June 30, 2018 to 4.5% for the six months ended June 30, 2019.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.8 million for the three months ended June 30, 2018 to $1.1 million for the three months ended June 30, 2019 due to the increase in total assets, which increased from an average of $374.3 million for the three months ended June 30, 2018 to an average of $586.2 million for the three months ended June 30, 2019. Waived management fees for the three months ended June 30, 2019 and June 30, 2018 were approximately $1.0 million and $0.6 million, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

Management fees, net of waived management fees, increased from $1.5 million for the six months ended June 30, 2018 to $2.1 million for the six months ended June 30, 2019 due to the increase in total assets, which increased from an average of $359.5 million for the six months ended June 30, 2018 to an average of $559.2 million for the six months ended June 30, 2019. Waived management fees for the six months ended June 30, 2019 and June 30, 2018 were approximately $1.9 million and $1.0 million, respectively.

Income incentive fees

Income incentive fees, net of waivers, remained flat at zero from the three months ended June 30, 2018 to the three months ended June 30, 2019. Income incentive fees, net of waivers, decreased from $0.6 million for the six months ended June 30, 2018 to zero for the six months ended June 30, 2019. The decrease was due to the Advisor agreeing to waive its rights to income incentive fees effective April 1, 2018. For the three and six months ended June 30, 2019, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 0.0% and 0.0%, respectively, compared to 0.0% and 7.5% for the three and six months ended June 30, 2018. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. Waived income incentive fees for the three and six months ended June 30, 2019 were approximately $1.1 million and $2.1 million, respectively, compared to $0.1 million and $0.6 million for the three and six months ended June 30, 2018. The Advisor is not permitted to recoup any waived amounts at any time.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively, while other general and administrative expenses also remained flat at $0.5 million for the three months ended June 30, 2019 and June 30, 2018.

Professional fees remained flat at $0.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively, while other general and administrative expenses increased from $0.9 million for the six months ended June 30, 2018 to $1.1 million for the six months ended June 30, 2019. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and six months ended June 30, 2019, we called $30.0 million and $56.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Advisor also allocated $0.1 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three and six months ended June 30, 2018, we called $20.0 and $35.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must generally (among other requirements) timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. In order to maintain our RIC status, we intend to make the requisite distributions to our stockholders which will generally relieve us from corporate-level income taxes. In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2019, the Company expensed an excise tax of $0 and $0, respectively, of which $22,854 remained payable related to fiscal year 2018. There were no excise tax expenses or payables for the three and six months ended June 30, 2018.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and six months ended June 30, 2019 and June 30, 2018, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Realized losses on investments	$(59,079)	$(49,097)	$(319,813)	$(234,477)
Realized gains on investments	68	4,901	—	15,158
Realized gains on foreign currency transactions	(113,194)	2,838	(99,606)	5,168
Realized losses on foreign currency transactions	(12,002)	188	(12,286)	(8)

Net realized gains (losses)	$(184,207)	$(41,170)	$(431,705)	$(214,159)

Change in unrealized depreciation on investments	$(1,865,614)	$(2,654,754)	$(1,723,355)	$(3,029,132)
Change in unrealized appreciation on investments	2,753,860	1,338,509	5,151,545	1,511,755
Change in unrealized depreciation on foreign currency translation	(470,735)	72,098	(549,101)	43,711
Change in unrealized appreciation on foreign currency translation	624,398	(153,279)	918,485	(84,982)
Change in unrealized appreciation on foreign currency forwards	3,501	—	112,075	—
Change in unrealized depreciation on foreign currency forwards	305,854	—	169,906	—

Net unrealized appreciation (depreciation)	$1,351,264	$(1,397,426)	$4,079,555	$(1,558,648)

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

During the six months ended June 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $19,126,223. We did not enter into any interest rate, foreign exchange or other derivative agreements during the six months ended June 30, 2018.

CBDC Senior Loan Fund LLC

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland through the Senior Loan Fund. The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. Each of the Company and Masterland have subscribed to fund $40 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, the Company does not consolidate. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of June 30, 2019, the Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	June 30, 2019
Member	Subscribed to fund	Contributed
Company	$40,000,000	$27,500,000
Masterland	40,000,000	27,500,000

Total	$80,000,000	$55,000,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), which permitted up to $300.0 million of borrowings as of June 30, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of June 30, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $268,983,265.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of June 30, 2019:

As of June 30, 2019 (Unaudited)
Total senior secured debt(1)	$271,800,770
Weighted average current interest rate on senior secured debt(2)	5.4%
Number of borrowers in the Senior Loan Fund ‘s portfolio	159
Largest loan to a single borrower(1)	$3,591,000
(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments
United States
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.	Senior Secured First Lien	L + 400	(1)	6.33%	04/2026	$487,762	$490,201	0.9%	$490,240
TransDigm, Inc.	Senior Secured First Lien	L + 250	(1)	5.00%	06/2023	746,222	738,360	1.4	733,748
TransDigm, Inc.	Senior Secured First Lien	L + 250	(1)	5.00%	05/2025	1,994,321	1,970,652	3.6	1,951,733

						3,228,305	3,199,213	5.9	3,175,721

Air Transport
American Airlines, Inc.	Senior Secured First Lien	L + 200	(2)	4.39%	12/2023	2,750,000	2,713,074	5.1	2,710,964

Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	05/2026	1,436,045	1,435,496	2.7	1,432,907
Mister Car Wash Holdings, Inc.(3)	Senior Secured First Lien	L + 350	(2)	5.90%	05/2026	40,476	40,527	0.1	40,319
Wand NewCo 3, Inc.	Senior Secured First Lien	L + 350	(2)	5.92%	02/2026	1,500,000	1,506,250	2.8	1,502,580

						2,976,521	2,982,273	5.6	2,975,806

Building & Development
Capital Automotive L.P.	Senior Secured First Lien	L + 250	(2)	4.91%	03/2024	1,246,819	1,235,910	2.3	1,232,793
DTZ U.S. Borrower LLC	Senior Secured First Lien	L + 325	(2)	5.65%	08/2025	3,491,206	3,496,676	6.5	3,483,211
Forest City Enterprises, L.P.	Senior Secured First Lien	L + 400	(2)	6.40%	12/2025	997,494	1,004,944	1.9	1,002,895
Realogy Group LLC	Senior Secured First Lien	L + 225	(2)	4.63%	02/2025	2,828,034	2,768,726	5.0	2,699,896

						8,563,553	8,506,256	15.7	8,418,795

Business Equipment & Services
Allied Universal Holdco LLC	Senior Secured First Lien	L + 425	(2)	6.65%	07/2022	1,745,614	1,723,755	3.3	1,745,893
Almonde, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	06/2024	2,493,323	2,468,532	4.5	2,433,770
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 425	(4)	6.73%	06/2024	1,496,183	1,470,733	2.7	1,449,427
EAB Global, Inc.	Senior Secured First Lien	L + 375	(1)	6.38%	11/2024	1,496,212	1,490,093	2.8	1,485,926
Epicor Software Corporation	Senior Secured First Lien	L + 325	(2)	5.66%	06/2022	2,245,054	2,250,269	4.2	2,233,829
Financial & Risk US Holdings, Inc.	Senior Secured First Lien	L + 375	(2)	6.15%	10/2025	1,496,241	1,475,440	2.7	1,453,455
IG Investment Holdings, LLC	Senior Secured First Lien	L + 400	(2)	6.40%	05/2025	2,211,411	2,209,850	4.1	2,196,484
IRI Holdings, Inc.	Senior Secured First Lien	L + 450	(1)	7.02%	12/2025	2,338,504	2,327,083	4.4	2,338,013
Iron Mountain, Inc.	Senior Secured First Lien	L + 175	(2)	4.15%	01/2026	1,492,443	1,470,940	2.7	1,452,334
Jane Street Group, LLC	Senior Secured First Lien	L + 300	(2)	5.40%	08/2022	2,271,821	2,268,133	4.2	2,262,358
Netsmart, Inc.	Senior Secured First Lien	L + 375	(2)	6.15%	04/2023	1,576,038	1,570,340	2.9	1,563,233
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 275	(2)	5.15%	05/2022	2,000,051	1,999,056	3.7	1,989,071
PSAV Holdings LLC	Senior Secured First Lien	L + 325	(2)	5.66%	03/2025	997,475	975,113	1.8	971,600
Spin Holdco Inc.	Senior Secured First Lien	L + 325	(1)	5.85%	11/2022	1,746,183	1,728,123	3.2	1,714,534
TruGreen Limited Partnership	Senior Secured First Lien	L + 375	(2)	6.16%	03/2026	1,418,743	1,420,722	2.6	1,424,071

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
USIC Holdings, Inc.	Senior Secured First Lien	L + 300	(2)	5.40%	12/2023	$1,493,521	$1,480,472	2.8%	$1,483,880

						28,518,817	28,328,654	52.6	28,197,878

Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 200	(1)	4.33%	04/2025	2,240,526	2,239,676	4.2	2,240,526
CSC Holdings, LLC	Senior Secured First Lien	L + 225	(2)	4.64%	01/2026	1,500,000	1,495,034	2.7	1,476,563
CSC Holdings, LLC	Senior Secured First Lien	L + 250	(2)	4.89%	01/2026	1,994,962	1,994,962	3.7	1,972,868
Radiate Holdco, LLC	Senior Secured First Lien	L + 300	(2)	5.40%	02/2024	2,244,260	2,225,759	4.1	2,196,188
UPC Financing Partnership	Senior Secured First Lien	L + 250	(2)	4.89%	01/2026	2,750,000	2,750,000	5.1	2,749,312
Virgin Media Bristol LLC	Senior Secured First Lien	L + 250	(2)	4.89%	01/2026	1,500,000	1,493,899	2.8	1,496,250

						12,229,748	12,199,330	22.6	12,131,707

Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200	(2)	4.38%	10/2024	2,189,765	2,176,307	4.0	2,156,918
Ineos US Finance LLC	Senior Secured First Lien	L + 200	(2)	4.40%	03/2024	2,988,627	2,964,975	5.5	2,954,676
PMHC II, Inc.	Senior Secured First Lien	L + 350	(2)	5.83%	03/2025	751,240	739,972	1.3	686,134
PQ Corporation	Senior Secured First Lien	L + 250	(1)	5.08%	02/2025	1,000,000	998,750	1.9	997,710
Univar Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	07/2024	1,500,000	1,498,156	2.8	1,497,773

						8,429,632	8,378,160	15.5	8,293,211

Consumer Services
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	05/2025	997,275	985,036	1.9	997,275

Containers & Glass Products
Berlin Packaging LLC	Senior Secured First Lien	L + 300	(2)	5.44%	11/2025	2,244,332	2,209,568	4.1	2,183,859
Berry Global, Inc.	Senior Secured First Lien				05/2026	3,000,000	2,992,500	5.6	2,983,125
BWAY Holding Company	Senior Secured First Lien	L + 325	(1)	5.85%	04/2024	748,092	731,259	1.3	724,478
Consolidated Container Company LLC	Senior Secured First Lien	L + 275	(2)	5.15%	05/2024	1,496,203	1,489,657	2.8	1,476,378
Pro Mach Group, Inc.	Senior Secured First Lien	L + 275	(2)	5.14%	03/2025	1,496,212	1,466,423	2.7	1,444,473
Reynolds Group Holdings Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	02/2023	2,992,327	2,973,002	5.5	2,974,433

						11,977,166	11,862,409	22.0	11,786,746

Diversified Insurance
Acrisure, LLC	Senior Secured First Lien	L + 425	(1)	6.77%	11/2023	2,992,386	2,997,171	5.6	2,984,291

Drugs
Albany Molecular Research, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	08/2024	1,745,558	1,734,401	3.2	1,720,100
Amneal Pharmaceuticals LLC	Senior Secured First Lien	L + 350	(2)	5.94%	05/2025	2,743,072	2,750,331	5.1	2,730,508

						4,488,630	4,484,732	8.3	4,450,608

Electronics/Electrical
Camelot UK Holdco Limited	Senior Secured First Lien	L + 325	(2)	5.65%	10/2023	2,249,180	2,254,021	4.2	2,257,817
CommScope, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	04/2026	1,500,000	1,504,655	2.8	1,497,750
Compuware Corporation	Senior Secured First Lien	L + 400	(2)	6.40%	08/2025	1,745,614	1,751,757	3.3	1,745,614
Dell International LLC	Senior Secured First Lien	L + 200	(2)	4.41%	09/2023	3,496,202	3,488,940	6.5	3,482,375
First Data Corporation	Senior Secured First Lien	L + 200	(2)	4.40%	04/2024	2,250,000	2,250,000	4.2	2,250,000

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Sabre GLBL Inc.	Senior Secured First Lien	L + 200	(2)	4.40%	02/2024	$1,497,757	$1,495,646	2.8%	$1,496,087
SS&C Technologies Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	04/2025	2,017,425	2,018,761	3.8	2,012,260
Verifone Systems, Inc.	Senior Secured First Lien	L + 400	(1)	6.38%	08/2025	2,152,616	2,129,871	3.9	2,103,505
Western Digital Corporation	Senior Secured First Lien	L + 175	(2)	4.15%	04/2023	1,493,700	1,475,612	2.7	1,465,693
WEX Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	05/2026	3,243,125	3,242,555	6.0	3,219,969

						21,645,619	21,611,818	40.2	21,531,070

Financial Intermediaries
Apollo Commercial Real Estate Finance, Inc	Senior Secured First Lien	L + 275	(2)	5.14%	05/2026	1,499,976	1,496,179	2.8	1,496,226
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 175	(2)	4.13%	01/2025	3,500,000	3,497,590	6.5	3,500,368
Blackhawk Network Holdings, Inc	Senior Secured First Lien	L + 300	(2)	5.40%	06/2025	1,994,962	1,987,079	3.7	1,983,122
Citadel Securities LP	Senior Secured First Lien	L + 350	(2)	5.90%	02/2026	1,540,291	1,538,365	2.9	1,544,141
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325	(2)	5.64%	07/2025	747,497	748,430	1.4	746,163
FinCo I LLC	Senior Secured First Lien	L + 200	(2)	4.40%	12/2022	1,500,000	1,497,569	2.8	1,500,465
Focus Financial Partners, LLC	Senior Secured First Lien	L + 250	(2)	4.90%	07/2024	1,496,222	1,496,222	2.8	1,496,596
Jefferies Finance LLC	Senior Secured First Lien	L + 375	(2)	6.25%	05/2026	1,831,604	1,832,897	3.4	1,831,604
Kestra Advisor Services Holdings A, Inc.	Senior Secured First Lien	L + 425	(1)	6.78%	06/2026	1,183,988	1,172,224	2.2	1,179,299
RPI Finance Trust	Senior Secured First Lien	L + 200	(2)	4.40%	03/2023	2,961,926	2,959,033	5.6	2,968,413
Sedgwick Claims Management Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.65%	12/2025	1,745,614	1,734,458	3.2	1,724,256
VFH Parent LLC	Senior Secured First Lien	L + 350	(5)	6.04%	03/2026	1,749,333	1,755,798	3.3	1,755,237
Victory Capital Holdings, Inc.	Senior Secured First Lien				07/2026	1,500,000	1,492,633	2.8	1,502,813

						23,251,413	23,208,477	43.4	23,228,703

Food products
Dole Food Company Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	04/2024	1,490,196	1,482,912	2.7	1,458,060
Hearthside Food Solutions, LLC	Senior Secured First Lien	L + 369	(2)	6.09%	05/2025	748,111	734,084	1.4	733,149

						2,238,307	2,216,996	4.1	2,191,209

Food Service
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400	(5)	6.20%	12/2022	753,358	754,265	1.4	755,716
IRB Holding Corp	Senior Secured First Lien	L + 325	(2)	5.64%	02/2025	1,994,949	1,990,585	3.7	1,972,975

						2,748,307	2,744,850	5.1	2,728,691

Food/Drug Retailers
Albertsons, LLC	Senior Secured First Lien	L + 300	(2)	5.40%	11/2025	2,240,620	2,230,654	4.2	2,232,218
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 275	(2)	5.16%	02/2024	2,244,347	2,250,496	4.2	2,249,251

						4,484,967	4,481,150	8.4	4,481,469

Health Care
ADMI Corp.	Senior Secured First Lien	L + 275	(2)	5.15%	04/2025	1,494,968	1,480,280	2.7	1,475,908
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	05/2023	1,741,665	1,716,391	3.2	1,719,894
Avantor, Inc.	Senior Secured First Lien	L + 300	(2)	5.40%	11/2024	1,381,082	1,387,023	2.6	1,388,422
CHG Healthcare Services Inc.	Senior Secured First Lien	L + 300	(2)	5.40%	06/2023	2,004,753	2,002,085	3.7	1,997,406

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Comet Acquisition, Inc.	Senior Secured First Lien	L + 350	(1)	6.02%	10/2025	$1,496,241	$1,495,015	2.8%	$1,479,408
DaVita, Inc.	Senior Secured First Lien	L + 275	(6)	5.14%	06/2021	1,500,726	1,503,331	2.8	1,501,979
Envision Healthcare Corporation	Senior Secured First Lien	L + 375	(2)	6.15%	10/2025	1,494,370	1,429,815	2.5	1,324,386
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375	(2)	6.19%	07/2025	2,214,504	2,217,294	4.1	2,219,354
HCA Inc.	Senior Secured First Lien	L + 200	(1)	4.33%	03/2025	994,962	996,165	1.9	996,599
Heartland Dental, LLC	Senior Secured First Lien	L + 375	(2)	6.15%	04/2025	1,214,398	1,193,270	2.1	1,153,684
Heartland Dental, LLC(3) (7)	Senior Secured First Lien				04/2025	—	(474)	—	(1,367)
IQVIA Inc.	Senior Secured First Lien	L + 175	(2)	4.15%	06/2025	1,493,715	1,489,998	2.8	1,487,643
MPH Acquisition Holdings LLC	Senior Secured First Lien	L + 275	(1)	5.08%	06/2023	1,992,918	1,945,424	3.6	1,910,710
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.94%	02/2025	1,248,744	1,240,701	2.3	1,249,415
Press Ganey Holdings, Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	10/2023	1,246,803	1,243,686	2.3	1,246,884
Prospect Medical Holdings, Inc.	Senior Secured First Lien	L + 550	(2)	7.94%	02/2024	248,741	228,365	0.4	235,474
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450	(2)	6.90%	11/2025	1,492,500	1,487,102	2.8	1,486,232
Sound Inpatient Physicians	Senior Secured First Lien	L + 275	(2)	5.15%	06/2025	748,111	748,737	1.4	748,227
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	5.66%	09/2024	1,493,036	1,472,437	2.7	1,445,752
Syneos Health, Inc.	Senior Secured First Lien	L + 200	(2)	4.40%	08/2024	1,441,024	1,441,089	2.7	1,439,338
Tecomet Inc.	Senior Secured First Lien	L + 350	(2)	5.91%	05/2024	748,092	748,092	1.4	745,286
U.S. Renal Care, Inc.	Senior Secured First Lien				06/2026	1,242,150	1,217,307	2.3	1,221,679
Verscend Holding Corp.	Senior Secured First Lien	L + 450	(2)	6.90%	08/2025	2,244,347	2,254,448	4.2	2,250,317
Viant Medical Holdings, Inc.	Senior Secured First Lien	L + 375	(1)	6.08%	07/2025	747,178	749,472	1.4	745,930
VVC Holding Corp.	Senior Secured First Lien	L + 450	(1)	7.05%	02/2026	1,496,250	1,484,111	2.8	1,495,315

						33,421,278	33,171,164	61.5	32,963,875

Industrial Equipment
Clark Equipment Company	Senior Secured First Lien	L + 200	(1)	4.33%	05/2024	1,683,168	1,679,279	3.1	1,672,295
LTI Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	09/2025	997,488	967,145	1.8	945,434
Playpower, Inc.	Senior Secured First Lien	L + 550	(2)	7.90%	05/2026	218,800	216,634	0.4	219,620
Sabre Industries, Inc.	Senior Secured First Lien	L + 450	(2)	6.89%	04/2026	500,000	495,019	0.9	500,002

						3,399,456	3,358,077	6.2	3,337,351

Leisure Goods/Activities/Movies
Crown Finance US, Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	02/2025	2,217,700	2,183,457	4.1	2,184,545
Hoya Midco, LLC	Senior Secured First Lien	L + 350	(2)	5.90%	06/2024	1,491,338	1,482,193	2.8	1,479,534
Pure Fishing, Inc.	Senior Secured First Lien	L + 450	(1)	6.83%	11/2025	748,125	747,533	1.3	713,524
Six Flags Theme Parks, Inc.	Senior Secured First Lien	L + 200	(2)	4.41%	04/2026	1,770,388	1,766,049	3.3	1,774,256
UFC Holdings, LLC	Senior Secured First Lien	L + 325	(2)	5.66%	04/2026	2,253,581	2,257,067	4.2	2,252,173
Varsity Brands, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	12/2024	1,496,206	1,487,790	2.7	1,470,487

						9,977,338	9,924,089	18.4	9,874,519

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	10/2023	$1,991,927	$1,987,328	3.7%	$1,978,352
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200	(2)	4.40%	03/2025	2,490,993	2,487,718	4.6	2,478,737
Scientific Games International, Inc.	Senior Secured First Lien	L + 275	(4)	5.23%	08/2024	2,489,918	2,461,601	4.6	2,455,507
Seminole Tribe of Florida	Senior Secured First Lien	L + 175	(2)	4.15%	07/2024	746,203	745,288	1.4	747,449
VICI Properties 1 LLC	Senior Secured First Lien	L + 200	(2)	4.40%	12/2024	1,500,000	1,491,583	2.8	1,485,465
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175	(2)	4.15%	05/2025	2,250,096	2,248,781	4.2	2,245,877

						11,469,137	11,422,299	21.3	11,391,387

Nonferrous Metals/Minerals
Dynacast International LLC	Senior Secured First Lien	L + 325	(1)	5.58%	01/2022	748,047	730,592	1.3	723,268

Oil & Gas
Blackstone CQP Holdco LP	Senior Secured First Lien	L + 350	(1)	5.89%	09/2024	1,425,917	1,424,432	2.6	1,429,482
Delek US Holdings, Inc.	Senior Secured First Lien	L + 225	(1)	4.58%	03/2025	1,200,090	1,194,511	2.2	1,184,345
Prairie ECI Acquiror LP	Senior Secured First Lien	L + 475	(1)	7.08%	03/2026	997,500	1,004,952	1.9	1,003,734

						3,623,507	3,623,895	6.7	3,617,561

Property & Casualty Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	10/2024	2,991,370	2,980,291	5.5	2,967,065
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.40%	11/2024	1,246,852	1,246,851	2.3	1,245,898
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.40%	11/2023	1,494,141	1,495,990	2.8	1,492,938

						5,732,363	5,723,132	10.6	5,705,901

Publishing
Meredith Corporation	Senior Secured First Lien	L + 275	(2)	5.15%	01/2025	2,478,786	2,478,589	4.6	2,479,939
Nielsen Finance LLC	Senior Secured First Lien	L + 200	(2)	4.41%	10/2023	2,696,947	2,686,817	5.0	2,673,726

						5,175,733	5,165,406	9.6	5,153,665

Radio & Television
Gray Television, Inc.	Senior Secured First Lien	L + 250	(2)	4.93%	01/2026	1,494,370	1,492,542	2.8	1,494,744
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.69%	01/2024	269,295	267,804	0.5	267,443
Nexstar Broadcasting, Inc.	Senior Secured First Lien				06/2026	1,968,242	1,966,185	3.7	1,963,145
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	01/2024	1,348,436	1,341,148	2.5	1,339,165

						5,080,343	5,067,679	9.5	5,064,497

Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500	(2)	7.40%	09/2024	1,494,299	1,472,351	2.7	1,430,477
Men’s Wearhouse, Inc. (The)	Senior Secured First Lien	L + 325	(2)	5.69%	04/2025	1,491,801	1,450,497	2.5	1,328,949
Staples, Inc.	Senior Secured First Lien	L + 500	(1)	7.60%	04/2026	1,519,661	1,497,276	2.7	1,462,431

						4,505,761	4,420,124	7.9	4,221,857

Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200	(2)	4.41%	02/2025	1,494,313	1,483,518	2.8	1,492,916
XPO Logistics, Inc.	Senior Secured First Lien	L + 250	(2)	4.88%	02/2025	1,220,477	1,218,209	2.3	1,223,858
XPO Logistics, Inc.	Senior Secured First Lien	L + 200	(2)	4.40%	02/2025	500,000	493,402	0.9	496,762

						3,214,790	3,195,129	6.0	3,213,536

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Telecommunications
Avaya, Inc.	Senior Secured First Lien	L + 425	(2)	6.65%	12/2024	$2,743,038	$2,747,703	4.9%	$2,629,888
CenturyLink, Inc.	Senior Secured First Lien	L + 275	(2)	5.15%	01/2025	2,831,653	2,795,254	5.2	2,771,098
Level 3 Financing Inc.	Senior Secured First Lien	L + 225	(2)	4.65%	02/2024	3,500,000	3,499,893	6.5	3,476,812
Sprint Communications, Inc.	Senior Secured First Lien	L + 300	(2)	5.44%	02/2024	1,990,000	1,990,000	3.7	1,975,075

						11,064,691	11,032,850	20.3	10,852,873

Utilities
Brookfield WEC Holdings Inc.	Senior Secured First Lien				08/2025	114,129	113,844	0.2	114,129
Brookfield WEC Holdings Inc.	Senior Secured First Lien	L + 350	(2)	5.90%	08/2025	1,494,370	1,497,458	2.8	1,494,266
Calpine Corporation	Senior Secured First Lien	L + 275	(1)	5.08%	04/2026	1,155,000	1,143,689	2.1	1,154,642
Calpine Corporation	Senior Secured First Lien	L + 250	(1)	4.83%	01/2024	1,343,910	1,335,810	2.5	1,338,809
Eastern Power, LLC	Senior Secured First Lien	L + 375	(2)	6.15%	10/2023	1,651,799	1,651,056	3.1	1,652,484
Nautilus Power, LLC	Senior Secured First Lien	L + 425	(2)	6.73%	05/2024	981,734	982,039	1.8	982,348
Talen Energy Supply, LLC	Senior Secured First Lien				06/2026	1,278,000	1,266,489	2.4	1,273,208
TEX Operations Co. LLC	Senior Secured First Lien	L + 200	(2)	4.40%	08/2023	337,003	337,593	0.6	336,983
Vistra Operations Company LLC	Senior Secured First Lien	L + 200	(2)	4.40%	12/2025	466,081	462,670	0.9	466,197

						8,822,026	8,790,648	16.4	8,813,066

Total Debt Investments United States						$247,755,116	$246,524,683	457.7%	$245,217,500

Total United States							$246,524,683	457.7%	$245,217,500

Canada
Debt Investments
Aerospace & Defense
1199169 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 400	(1)	6.33%	04/2026	262,238	263,549	0.5	263,570

Air Transport
Air Canada	Senior Secured First Lien	L + 200	(2)	4.40%	10/2023	1,740,794	1,745,657	3.2	1,742,700

Automotive
Panther BF Aggregator 2 L P	Senior Secured First Lien	L + 350	(2)	5.90%	04/2026	1,491,800	1,477,138	2.8	1,482,946

Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 225	(2)	4.65%	02/2024	3,487,264	3,471,379	6.5	3,467,666

Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien	L + 375	(2)	6.15%	06/2025	748,328	738,433	1.4	740,613

Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325	(1)	5.85%	10/2025	996,863	999,001	1.8	997,002

Total Debt Investments Canada						$8,727,287	$8,695,157	16.2%	$8,694,497

Total Canada							$8,695,157	16.2%	$8,694,497

Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 250	(1)	5.07%	11/2024	946,335	946,892	1.8	946,634

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Belron Finance US LLC	Senior Secured First Lien	L + 250	(1)	5.04%	11/2025	$299,248	$299,248	0.5%	$299,622

						1,245,583	1,246,140	2.3	1,246,256

Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425	(2)	6.69%	04/2024	995,557	990,472	1.8	937,486
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300	(1)	5.53%	02/2025	962,213	936,546	1.6	868,099

						1,957,770	1,927,018	3.4	1,805,585

Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225	(2)	4.65%	04/2025	1,381,945	1,382,995	2.6	1,378,407

Total Debt Investments Luxembourg						$4,585,298	$4,556,153	8.3%	$4,430,248

Total Luxembourg							$4,556,153	8.3%	$4,430,248

New Zealand
Debt Investments
Business Equipment & Services
Capri Finance LLC	Senior Secured First Lien	L + 325	(1)	5.83%	11/2024	1,496,215	1,482,157	2.7	1,470,779
Titan Acquisition Co. New Zealand Limited	Senior Secured First Lien	L + 425	(1)	6.83%	05/2026	1,000,000	995,059	1.9	1,001,250

						2,496,215	2,477,216	4.6	2,472,029

Total Debt Investments New Zealand						$2,496,215	$2,477,216	4.6%	$2,472,029

Total New Zealand							$2,477,216	4.6%	$2,472,029

United Kingdom
Debt Investments
Automotive
Boing US Holdco Inc.	Senior Secured First Lien	L + 325	(2)	5.67%	10/2024	748,106	749,038	1.4	746,004

Total Debt Investments United Kingdom						£748,106	$749,038	1.4%	$746,004

Total United Kingdom							$749,038	1.4%	$746,004

Netherlands
Debt Investments
Chemicals & Plastics
Starfruit Finco B.V	Senior Secured First Lien	L + 325	(2)	5.67%	10/2025	3,591,000	3,598,376	6.6	3,543,868

Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien	L + 225	(1)	4.58%	09/2023	1,375,480	1,376,098	2.6	1,374,084

Food products
Jacobs Douwe Egberts International B.V.	Senior Secured First Lien	L + 200	(2)	4.50%	11/2025	652,926	652,926	1.2	651,565

Total Debt Investments Netherlands						$5,619,406	$5,627,400	10.4%	$5,569,517

Total Netherlands							$5,627,400	10.4%	$5,569,517

Australia
Debt Investments
Business Equipment & Services
Eta Australia Holdings III Pty Ltd	Senior Secured First Lien	L + 400	(2)	6.40%	06/2026	375,000	376,860	0.7	375,939

Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275	(1)	5.08%	05/2025	1,494,342	1,472,893	2.8	1,477,531

Total Debt Investments Australia						$1,869,342	$1,849,753	3.5%	$1,853,470

Total Australia							$1,849,753	3.5%	$1,853,470

Total Investments							$270,479,400	502.1%	$268,983,265

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $53,574,900 as of June 30, 2019.

(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2019 was 2.32%.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2019 was 2.40%.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.

(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2019 was 2.33%.
(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2019 was 2.20%.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of June 30, 2019 was 2.37%.
(7)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

Below is selected balance sheet information for the Senior Loan Fund as of June 30, 2019:

As of June 30, 2019 (Unaudited)
Selected Balance Sheet Information:
Total investments, at fair value	$268,983,265
Cash	3,508,221
Other assets	3,436,028

Total assets	$275,927,514

Debt	$154,736,761
Other liabilities	67,615,853

Total liabilities	$222,352,614

Members’ equity	53,574,900

Total liabilities and members’ equity	$275,927,514

Below is selected statements of operations information for the Senior Loan Fund for the three and six months ended June 30, 2019:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Selected Statements of Operations Information:
Total investment income	$2,070,554	$2,167,250
Expenses
Interest and other debt financing costs	830,455	837,722
Professional fees	15,000	105,000
Other general and administrative expenses	75,302	97,101

Total expenses	920,757	1,039,823

Net investment income (loss)	1,149,797	1,127,427

Net realized gain (loss) on investments	42,858	43,608
Net change in unrealized appreciation (depreciation) on investments	(1,036,364)	(1,496,135)

Net increase (decrease) in members’ equity	$156,291	$(325,100)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, we had $9.0 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $9.0 million combined with our uncalled capital commitments of $101.6 million, $20.0 million undrawn amount on our Revolving Credit Facility II and $46.5 million undrawn amount on our SPV Asset Facility, is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since Commencement, we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At June 30, 2019, we had received capital commitments totaling $423.6 million, of which $10.0 million was from CCG LP.

Since Commencement, pursuant to the Subscription Agreements, we have delivered nineteen capital drawdown notices to our investors relating to the issuance of 16,245,796 of our common shares for an aggregate offering of $322.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of June 30, 2019, the Company received all amounts relating to the nineteen capital drawdown notices.

During the three and six months ended June 30, 2019, we issued 17,918 and 33,067 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $352,632 and $648,755. For the three and six months ended June 30, 2018, we issued 4,235 and 10,178 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $85,620 and $205,458.

Debt

Debt consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$250.0	$203.5	$46.5	$203.5
Revolving Credit Facility II (5)(6)	85.0	65.0	20.0	65.0

Total Debt	$335.0	$268.5	$66.5	$268.5

	December 31, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175.0	$159.6	$15.4	$159.6
Revolving Credit Facility II (3)(5)(6)	85.0	78.3	7.2	77.8

Total Debt	$260.0	$237.9	$22.6	$237.4

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings. Carrying value excludes unamortized deferred financing costs.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of June 30, 2019 and December 31, 2018, was $64,996,430 and $77,751,742, respectively.
(6)	The Company had outstanding debt denominated in Euro (EUR) of 1.8 million on its Revolving Credit Facility II.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CBDC SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CBDC SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017 the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018 the Company further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2023. On April 9, 2019 the Company further amended the SPV Asset Facility increasing the facility limit from $175 million to $250 million.

The maximum commitment amount under the SPV Asset Facility is $250 million, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (September 28, 2023) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Borrowings under the Revolving Credit Facility II bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019. On June 13, 2019, the Company further amended the Revolving Credit Facility II by extending the maturity date to September 29, 2019. Any amounts borrowed under the Revolving Credit Facility II, and all accrued and unpaid interest, will be due and payable, on September 29, 2019.

The summary information regarding the SPV Asset Facility and Revolving Credit Facility II for the three and six months ended June 30, 2019 and June 30, 2018, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Borrowing interest expense	$2,860,053	$1,716,550	$5,466,337	$3,107,391
Unused facility fees	75,497	42,662	101,853	108,716
Amortization of upfront commitment fees	223,270	158,543	388,222	315,394
Amortization of deferred financing costs	13,942	38,453	25,826	76,667

Total interest and credit facility expenses	$3,172,762	$1,956,208	$5,982,238	$3,608,168

Weighted average interest rate	4.50%	4.11%	4.53%	3.93%
Weighted average outstanding balance	$254,830,616	$167,452,665	$243,351,660	$159,340,902

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility II and SPV Asset Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of June 30, 2019 and December 31, 2018, our asset coverage ratio was 2.18 to 1 and 2.08 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the six months ended June 30, 2019, the Company recorded $8,426,042 in transfers from Level 3 to Level 2 and $6,637,313 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the six months ended June 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $44,613,267 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, the Company’s Audit Committee and, with certain de minimis exceptions, independent third-party valuation firms engaged at the direction of the Board.

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

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board will engage (with certain de minimis exceptions) independent third-party valuation firms to perform certain limited procedures that the Board has identified.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the six months ended June 30, 2019, the Advisor allocated to the Company $127,112 of equity offering costs and $90,863 of organization costs, of which $116,772 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at June 30, 2019. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $730,894 of equity offering costs and $522,464 of organization costs.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 2.0% and 1.0% of the total investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the three and six months ended June 30, 2019, the Company expensed an excise tax of $0 and $0, respectively, of which $22,854 remained payable and relates to fiscal year 2018. There were no excise tax expenses or payables for the three and six months ended June 30, 2018.

CBDC Universal Equity, Inc. is a taxable entity. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the six months ended June 30, 2019, the Company recognized a benefit/(provision) for taxes of $(479,715) on net unrealized depreciation/(appreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of June 30, 2019 there is a corresponding net deferred tax liability of $784,643 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $1,066,738 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $282,095 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Tax Subsidiary.

For the six months ended June 30, 2018, the Company recognized a benefit/(provision) for taxes of $5,499 on unrealized depreciation/(appreciation) on investments related to the Taxable Subsidiary. As of June 30, 2018 there is a corresponding net deferred tax liability of $211,649 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $335,613 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $123,964 resulting from unrealized depreciation on investments from the Tax Subsidiary.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2019, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

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

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of June 30, 2019, 96.1% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The Revolving Credit Facility II and SPV Asset Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$17.9	$8.1	$9.8
Up 200 basis points	$11.9	$5.4	$6.5
Up 100 basis points	$6.0	$2.7	$3.3
Down 25 basis points	$(1.5)	$(0.7)	$(0.8)
Down 100 basis points	$(5.9)	$(2.7)	$(3.2)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility II. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility II, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2019, we had €1.8 million outstanding on the Revolving Credit Facility II as a natural hedge against a €1.8 million investment. Also as of June 30, 2019, we had £5.9 million and €15.9 million notional exposure to foreign currency forward contracts related to investments totaling £6.1 million and €16.4.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Relating to the Alcentra Acquisition

We may fail to consummate the Alcentra Acquisition. If the Alcentra Acquisition does not close, we won’t benefit from the expenses incurred in its pursuit.

While there can be no assurances as to the exact timing, or that the Alcentra Acquisition will be completed at all, we are working to complete the Alcentra Acquisition in the fourth quarter of 2019. The consummation of the Alcentra Acquisition is subject to certain conditions, including, among others, Alcentra Capital stockholder approval, our stockholder approval, required regulatory approvals (including expiration of the waiting period under the HSR Act), and other customary closing conditions. We intend to consummate the Alcentra Acquisition as soon as possible; however, we cannot assure you that the conditions required to consummate the Alcentra Acquisition will be satisfied or waived on the anticipated schedule, or at all. If the Alcentra Acquisition is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

Consummation of the Alcentra Acquisition will cause immediate dilution to our stockholders’ voting interests in us and may cause immediate dilution to the net asset value per share of our common stock.

Upon consummation of the Alcentra Acquisition, each of Alcentra Capital’s common shares issued and outstanding immediately prior to the effective time of the Alcentra Acquisition will be converted into and become exchangeable for 0.4041 of our common shares (in addition to the approximately $1.50 per share Alcentra Capital stockholders will receive from the Company in cash), subject to the payment of cash instead of fractional shares. If the Alcentra Acquisition is consummated, our stockholders will own approximately 81% of the combined company’s outstanding common stock and Alcentra Capital stockholders will own approximately 19% of the combined company’s outstanding common stock. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Alcentra Acquisition than they currently exercise over our management and policies.

The exchange ratio of 0.4041 of a share of our common stock for each share of Alcentra Capital common stock was fixed on August 12, 2019, the date of the signing of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Alcentra Capital common stock before the closing of the Alcentra Acquisition. Any change in the value of our common stock prior to completion of the Alcentra Acquisition will affect the market value of the Alcentra Acquisition consideration that Alcentra Capital common stockholders will receive upon completion of the Alcentra Acquisition. It is possible that the conversion of Alcentra Capital common shares into our common shares may result in the issuance of our common shares at a price below our net asset value per share at the time of such conversion, which would result in dilution to the net asset value per share of our common stock.

We cannot assure you that the Alcentra Acquisition will be consummated as scheduled, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pending Alcentra Acquisition” for a description of the terms of the Alcentra Acquisition.

We may be unable to realize the benefits anticipated by the Alcentra Acquisition, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Alcentra Acquisition will depend in part on the integration of Alcentra Capital’s investment portfolio with our investment portfolio and the integration of Alcentra Capital’s investment portfolio or business with our business. There can be no assurance that Alcentra Capital’s business can be operated profitably or integrated successfully into our operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from our day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of Alcentra Capital’s investment portfolio to perform as expected, could have a material adverse effect on our financial results.

We also expect to achieve certain cost savings and synergies from the Alcentra Acquisition when the two companies have fully integrated their portfolios. It is possible that our estimates of the potential cost savings and synergies could turn out to be incorrect. In addition, the cost savings and synergies estimates also assume our ability to pay down or refinance certain portions of Alcentra Capital’s debt and to combine our investment portfolio and business with Alcentra Capital’s investment portfolio and business in a manner that permits those cost savings and synergies to be fully realized. If the estimates turn out to be incorrect or we are not able to successfully refinance or pay down Alcentra Capital’s debt and combine the investment portfolios and businesses of the two companies, the anticipated cost savings and synergies may not be fully realized, or realized at all, or may take longer to realize than expected.

The Alcentra Acquisition or subsequent combination may trigger certain “change of control” provisions and other restrictions in certain of our and Alcentra Capital’s contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of Alcentra Capital and the Company or their controlled affiliates will or may require the consent of one or more counterparties in connection with the Alcentra Acquisition or subsequent combination. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or our or Alcentra Capital’s obligations under, any such agreement because the Alcentra Acquisition may violate an anti-assignment, change of control or similar provision. If this happens, we may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. We cannot assure you that we will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Alcentra Acquisition and subsequent combination, including preventing us from operating a material part of Alcentra Capital’s business.

In addition, the consummation of the Alcentra Acquisition and subsequent combination may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under our or Alcentra Capital’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Alcentra Acquisition and subsequent combination.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•

our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Alcentra Acquisition, without realizing any of the anticipated benefits of completing the Alcentra Acquisition; and

•	the payment of any fees or monetary damages, if required under the circumstances, could adversely affect our financial condition and liquidity.

If we consummate the Alcentra Acquisition, our shares of common stock will be listed on a national securities exchange. After such listing, our shares of common stock may trade at a discount from net asset value, which could limit our ability to raise additional equity capital.

If we consummate the Alcentra Acquisition, our shares of common stock will be listed on a national securities exchange. After such listing, our shares of common stock may trade at a discount from net asset value, which could limit our ability to raise additional equity capital. We cannot assure you that a trading market will develop for our common stock after the Alcentra Acquisition or, if one develops, that such trading market can be sustained. In addition, we cannot predict the prices at which our common stock will trade, whether at, above or below NAV. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, the requisite stockholders approve such a sale.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended June 30, 2019:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	$—	—	—	$2,838,346
May 2019	19.68	23,894.54	—	2,368,077
June 2019	—	—	—	2,368,077

Total	$—	—	—	$2,368,077

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits.

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of Crescent Capital BDC, Inc. (filed herewith).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorpoated by reference to Exhibit 10.13 to the Company’s current report on Form 10-Q filed on May 10, 2019).

10.2	Second Amendment to Revolving Credit Agreement, dated June 13, 2019, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: August 13, 2019	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 13, 2019	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer