Form 10-Q
period 2019-09-30
Crescent Capital BDC, Inc.
filed 2019-11-07
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 7, 2019 was 19,549,661.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $668,897,266 and $500,680,681, respectively)	$658,949,946	$493,341,724
Investments, controlled and affiliated, at fair value (cost of $34,000,000 and $0, respectively)	33,332,800	—
Cash and cash equivalents	17,580,262	9,809,812
Cash denominated in foreign currency (cost of $512,135 and $580,874, respectively)	502,837	559,011
Receivable for investments sold	260,222	37,427
Interest receivable	3,614,100	1,334,535
Unrealized appreciation on foreign currency forward contracts	1,504,258	17,406
Prepaid expenses and other assets	1,205,302	20,041

Total assets	$716,949,727	$505,119,956

Liabilities
Debt (net of deferred financing costs of $3,755,009 and $1,695,193, respectively)	$319,486,427	$235,707,992
Payable for investments purchased	9,677	299,570
Distributions payable	8,015,361	5,343,316
Management fees payable - affiliate	1,249,656	963,009
Due to Advisor - affiliate	108,988	136,235
Due to Administrator - affiliate	269,162	178,461
Professional fees payable	555,723	254,929
Directors’ fees payable	141,482	62,063
Interest and other debt financing costs payable	2,986,210	1,849,983
Deferred tax liability	810,206	304,928
Accrued expenses and other liabilities	2,493,655	440,630

Total liabilities	$336,126,547	$245,541,116

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 19,549,661 and 13,358,289 shares issued and outstanding, respectively)	19,550	13,358
Paid-in capital in excess of par value	387,865,842	266,023,849
Distributable earnings (accumulated loss)	(7,062,212)	(6,458,367)

Total Net Assets	$380,823,180	$259,578,840

Total Liabilities and Net Assets	$715,949,727	$505,119,956

Net asset value per share	$19.48	$19.43

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Investment Income:
From non-controlled and non-affiliated investments:
Interest income	$12,721,753	$8,363,489	$34,278,091	$22,372,435
Paid-in-kind interest	111,893	157,455	448,521	210,442
Dividend income	1,014,732	202,803	1,946,013	202,803
Other income	87,429	—	687,268	—
From controlled and affiliated investments:
Interest income	—	—	—	—
Dividend income	900,000	—	1,450,000	—
Other income	—	—	—	—

Total investment income	14,835,807	8,723,747	38,809,893	22,785,680

Expenses:
Interest and other debt financing costs	3,523,741	2,175,202	9,505,979	5,783,370
Management fees	2,517,196	1,613,388	6,567,361	4,190,174
Income incentive fees	1,375,235	731,150	3,505,968	1,847,033
Directors’ fees	72,500	72,500	217,500	217,500
Professional fees	202,297	200,097	586,702	575,177
Organization expenses	45,432	40,564	136,295	97,354
Other general and administrative expenses	565,534	471,191	1,623,451	1,369,047

Total expenses	8,301,935	5,304,092	22,143,256	14,079,655
Management and income incentive fees waived	(2,642,775)	(1,455,565)	(6,720,578)	(3,060,259)

Net expenses	5,659,160	3,848,527	15,422,678	11,019,396

Net investment income before taxes	9,176,647	4,875,220	23,387,215	11,766,284
Income and excise taxes	8,417	880	14,096	7,701

Net investment income after taxes	9,168,230	4,874,340	23,373,119	11,758,583

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Non-controlled and non-affiliated investments	(66,039)	—	(986,615)	(219,319)
Foreign currency transactions	41,784	32,697	530,655	37,857
Net change in unrealized appreciation (depreciation) on:
Non-controlled and non-affiliated investments and foreign currency translation	(7,640,913)	(114,625)	(3,130,779)	(1,673,273)
Controlled and affiliated investments	45,360	—	(667,200)	—
Foreign currency forward contracts	1,204,871	—	1,486,852	—

Net realized and unrealized gains (losses) on investments	(6,414,937)	(81,928)	(2,767,087)	(1,854,735)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(25,563)	11,775	(505,278)	17,274

Net increase (decrease) in net assets resulting from operations	$2,727,730	$4,804,187	$20,100,754	$9,921,122

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$0.15	$0.42	$1.23	$0.99
Net investment income per share (basic and diluted):	$0.49	$0.43	$1.43	$1.17
Weighted average shares outstanding (basic and diluted):	18,810,099	11,394,307	16,341,911	10,043,636

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2018	10,341,086	$10,341	$205,880,161	$239,948	$206,130,450
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,874,340	4,874,340
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	32,697	32,697
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(114,625)	(114,625)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	11,775	11,775
Shareholder distributions:
Issuance of common stock	1,249,626	1,249	24,998,751	—	25,000,000
Issuance of common shares pursuant to dividend reinvestment plan	8,768	9	175,408	—	175,417
Equity offering costs	—	—	(56,747)	—	(56,747)
Distributions to shareholders	—	—	—	(4,464,639)	(4,464,639)

Total increase (decrease) for the three months ended September 30, 2018	1,258,394	1,258	25,117,412	339,548	25,458,218

Balance at September 30, 2018	11,599,480	$11,599	$230,997,573	$579,496	$231,588,668

Distributions to shareholder per share for the three months ended September 30, 2018	—	$—	$—	$0.38	$0.38

Balance at December 31, 2017	8,597,116	$8,597	$170,755,891	$2,035,501	$172,799,989
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,758,583	11,758,583
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(181,462)	(181,462)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(1,673,273)	(1,673,273)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	17,274	17,274
Shareholder distributions:
Issuance of common stock	2,983,418	2,983	59,997,017	—	60,000,000
Issuance of common shares pursuant to dividend reinvestment plan	18,946	19	380,856	—	380,875
Equity offering costs	—	—	(136,191)	—	(136,191)
Distributions to shareholders	—	—	—	(11,377,127)	(11,377,127)

Total increase (decrease) for the nine months ended September 30, 2018	3,002,364	3,002	60,241,682	(1,456,005)	58,788,679

Balance at September 30, 2018	11,599,480	$11,599	$230,997,573	$579,496	$231,588,668

Distributions to shareholders per share for nine months ended September 30, 2018	—	$—	$—	$1.08	$1.08

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at June 30, 2019	16,245,796	$16,246	$322,542,604	$(1,774,581)	$320,784,269
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,168,230	9,168,230
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(24,255)	(24,255)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(6,390,682)	(6,390,682)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(25,563)	(25,563)
Shareholder distributions:
Issuance of common stock	3,284,155	3,284	64,996,716	—	65,000,000
Issuance of common shares pursuant to dividend reinvestment plan	19,710	20	390,078	—	390,098
Equity offering costs	—	—	(63,556)	—	(63,556)
Distributions to shareholders	—	—	—	(8,015,361)	(8,015,361)

Total increase (decrease) for the three months ended September 30, 2019	3,303,865	3,304	65,323,238	(5,287,631)	60,038,911

Balance at September 30, 2019	19,549,661	$19,550	$387,865,842	$(7,062,212)	$380,823,180

Distributions to shareholder per share for the three months ended September 30, 2019	—	$—	$—	$0.41	$0.41

Balance at December 31, 2018	13,358,289	$13,358	$266,023,849	$(6,458,367)	$259,578,840
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,373,119	23,373,119
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(455,960)	(455,960)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(2,311,127)	(2,311,127)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(505,278)	(505,278)
Shareholder distributions:
Issuance of common stock	6,138,595	6,139	120,993,861	—	121,000,000
Issuance of common shares pursuant to dividend reinvestment plan	52,777	53	1,038,800	—	1,038,853
Equity offering costs	—	—	(190,668)	—	(190,668)
Distributions to shareholders	—	—	—	(20,704,599)	(20,704,599)

Total increase (decrease) for the nine months ended September 30, 2019	6,191,372	6,192	121,841,993	(603,845)	121,244,340

Balance at September 30, 2019	19,549,661	$19,550	$387,865,842	$(7,062,212)	$380,823,180

Distributions to shareholders per share for nine months ended September 30, 2019	—	$—	$—	$1.23	$1.23

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$20,100,754	$9,921,122

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(297,518,899)	(211,921,254)
Paid-in-kind interest income	(448,521)	(210,442)
Proceeds from sales of investments and principal repayments	97,137,734	80,725,817
Net realized (gain) loss on investments	986,615	219,319
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	3,797,979	1,673,273
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1,486,852)	—
Amortization of premium and accretion of discount, net	(2,373,514)	(1,295,478)
Amortization of deferred financing costs	690,685	584,661
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(222,795)	(39,836)
(Increase) decrease in interest receivable	(2,279,565)	(115,008)
(Increase) decrease in prepaid expenses and other assets	(1,185,261)	18,683
Increase (decrease) in payable for investments purchased	(289,893)	21,455,133
Increase (decrease) in management fees payable - affiliate	286,647	154,469
Increase (decrease) in income incentive fees payable - affiliate	—	(504,295)
Increase (decrease) in due to Advisor - affiliate	(27,247)	58,386
Increase (decrease) in due to Administrator - affiliate	90,701	(10,699)
Increase (decrease) in professional fees payable	300,794	101,762
Increase (decrease) in directors’ fees payable	79,419	4,750
Increase (decrease) in interest and credit facility fees and expenses payable	1,136,227	348,539
Increase (decrease) in deferred tax liability	505,278	(17,274)
Increase (decrease) in accrued expenses and other liabilities	2,053,025	(80,271)

Net cash provided by (used for) operating activities	(178,666,689)	(98,928,643)

Cash flows from financing activities:
Issuance of common stock	121,000,000	60,000,000
Financing costs paid related to revolving credit facilities	(2,750,501)	(1,602,598)
Distributions paid	(16,993,701)	(9,238,844)
Equity offering costs	(190,668)	(136,191)
Borrowings on debt	248,249,514	148,000,000
Repayments on debt	(162,946,244)	(95,000,000)

Net cash provided by (used for) financing activities	186,368,400	102,022,367

Effect of exchange rate changes on cash denominated in foreign currency	12,565	(35,983)
Net increase (decrease) in cash, cash equivalents and foreign currency	7,714,276	3,057,741
Cash, cash equivalents and foreign currency, beginning of period	10,368,823	9,270,912

Cash, cash equivalents and foreign currency, end of period	$18,083,099	$12,328,653

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$7,679,067	$4,686,246
Issuance of common stock pursuant to distribution reinvestment plan	$1,038,853	$380,875
Accrued but unpaid equity offering costs	$63,556	$56,747
Accrued but unpaid distributions	$8,015,361	$4,464,640

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2) (3)	Senior Secured Second Lien				05/2025	$9,072,563	$8,819,160	0.5%	$1,868,948
Auto-Vehicle Parts, LLC(2) (4) (5)	Senior Secured First Lien				01/2023	—	(5,865)	—	(580)
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450	(6)	6.52%	01/2023	4,732,136	4,682,228	1.2	4,727,565
Continental Battery Company(2) (4)	Senior Secured First Lien	L + 550	(6)	7.54%	12/2022	510,000	500,469	0.1	510,000
Continental Battery Company(2)	Senior Secured First Lien	L + 550	(6)	7.54%	12/2022	10,645,515	10,503,025	2.8	10,645,515
Empire Auto Parts, LLC(2) (4) (5)	Senior Secured First Lien				09/2024	—	(6,573)	—	2,494
Empire Auto Parts, LLC(2)	Senior Secured First Lien	L + 550	(7)	7.63%	09/2024	4,875,000	4,785,724	1.3	4,905,400
POC Investors, LLC(2) (4) (5)	Senior Secured First Lien				11/2021	—	(7,650)	—	—
POC Investors, LLC(2)	Senior Secured First Lien	L + 550	(7)	7.60%	11/2021	9,469,845	9,383,344	2.5	9,469,845

						39,305,059	38,653,862	8.4	32,129,187

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450	(6)	6.54%	08/2021	2,984,079	2,984,079	0.8	2,993,405
Alion Science and Technology Corporation(2)	Unsecured Debt			11.00%	08/2022	6,542,905	6,431,170	1.7	6,542,905
Midwest Industrial Rubber(2) (4)	Senior Secured First Lien	L + 525	(7)	7.35%	12/2021	131,250	126,961	—	131,250
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 525	(7)	7.35%	12/2021	6,599,027	6,540,799	1.7	6,599,027
Potter Electric Signal Company(2) (4)	Senior Secured First Lien	P + 325	(8)	8.25%	12/2022	130,725	127,105	—	128,475
Potter Electric Signal Company(2) (4)	Senior Secured First Lien	L + 425	(7)	6.83%	12/2023	192,252	186,625	0.1	188,754
Potter Electric Signal Company(2)	Senior Secured First Lien	L + 425	(9)	6.32%	12/2023	2,511,750	2,488,441	0.7	2,499,191

						19,091,988	18,885,180	5.0	19,083,007

Commercial & Professional Services
Allied Universal Holdco LLC(4)	Senior Secured First Lien				07/2026	—	—	—	3,588
Allied Universal Holdco LLC	Senior Secured First Lien	L + 425	(7)	6.51%	07/2026	13,648,649	13,515,025	3.6	13,684,886
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(6)	6.79%	05/2024	5,254,063	5,235,345	0.6	2,381,851
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (4)	Senior Secured First Lien	L + 625	(7)	8.36%	04/2023	720,000	708,156	0.2	725,143
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625	(7)	8.36%	09/2023	625,059	614,794	0.2	629,345
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Senior Secured First Lien	L + 625	(7)	8.36%	09/2023	5,996,192	5,894,824	1.6	6,037,309
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (4) (5)	Senior Secured First Lien				09/2023	—	(6,778)	—	5,829
CHA Holdings, Inc(2)	Senior Secured First Lien	L + 450	(7)	6.60%	04/2025	4,866,964	4,846,807	1.3	4,859,975
CHA Holdings, Inc(2) (4)	Senior Secured First Lien	L + 450	(7)	6.60%	04/2025	1,026,000	1,021,771	0.3	1,024,465
DFS Intermediate Holdings, LLC(2) (4)	Senior Secured First Lien	L + 525	(6)	7.29%	03/2022	3,481,359	3,435,452	0.9	3,481,359
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525	(6)	7.34%	03/2022	8,815,375	8,720,790	2.3	8,815,375
DFS Intermediate Holdings, LLC(2) (4)	Senior Secured First Lien	L + 525	(6)	7.29%	03/2022	1,643,697	1,617,070	0.4	1,643,697
GH Holding Company(2)	Senior Secured First Lien	L + 450	(6)	6.54%	02/2023	1,477,500	1,472,195	0.4	1,477,500

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500	(6)	7.04%	04/2025	$7,414,913	$7,383,032	1.9%	$7,130,662
Hepaco, LLC(2) (4)	Senior Secured First Lien	L + 475	(6)	6.81%	08/2023	583,333	580,982	0.1	583,333
Hepaco, LLC(2)	Senior Secured First Lien	L + 475	(6)	6.79%	08/2024	5,164,500	5,123,061	1.4	5,164,500
Hepaco, LLC(2) (4)	Senior Secured First Lien	L + 475	(6)	6.79%	08/2024	3,988,122	3,953,020	1.0	3,988,122
Jordan Healthcare, Inc.(2) (4)	Senior Secured First Lien	L + 550	(7)	7.60%	07/2022	294,000	291,410	0.1	295,621
Jordan Healthcare, Inc.(2)	Senior Secured First Lien	L + 550	(7)	7.60%	07/2022	4,731,531	4,701,265	1.3	4,748,572
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875	(7)	10.85%	03/2025	8,101,633	7,922,418	2.1	7,979,736
MHS Acquisition Holdings, LLC(2) (4)	Senior Secured Second Lien	L + 875	(7)	10.85%	03/2025	466,576	450,900	0.1	450,750
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK	(7)	13.50%	03/2026	920,442	909,890	0.2	860,142
Miraclon Corporation(2)	Senior Secured First Lien	L + 625	(7)	8.54%	03/2026	4,161,529	4,042,953	1.1	4,161,529
SavATree, LLC(2) (4) (5)	Senior Secured First Lien				06/2022	—	(5,873)	—	1,766
SavATree, LLC(2) (4)	Senior Secured First Lien	L + 525	(7)	7.35%	06/2022	36,000	28,671	—	38,890
SavATree, LLC(2)	Senior Secured First Lien	L + 525	(7)	7.35%	06/2022	3,965,796	3,922,207	1.0	3,978,531
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850	(6)	10.53%	11/2024	5,000,000	4,905,523	1.3	5,000,000
UP Acquisition Corp(2) (4) (5)	Senior Secured First Lien				05/2024	—	(23,207)	—	—
UP Acquisition Corp(2)	Senior Secured First Lien	L + 575	(6)	7.79%	05/2024	4,389,000	4,306,413	1.1	4,389,000
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 400	(6)	6.04%	09/2025	14,850,000	14,817,254	3.9	14,775,750
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 700 (including 100 PIK	)(6)	9.07%	01/2022	5,634,223	5,579,257	1.4	5,247,220

						117,256,456	115,964,627	29.8	113,564,446

Consumer Durables & Apparel
EiKo Global, LLC(2) (4) (5)	Senior Secured First Lien				06/2023	—	(11,963)	—	—
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600	(7)	8.10%	06/2023	3,264,750	3,212,173	0.9	3,264,750

						3,264,750	3,200,210	0.9	3,264,750

Consumer Services
Colibri Group LLC(2) (4) (5)	Senior Secured First Lien				05/2025	—	(31,459)	—	—
Colibri Group LLC(2) (4)	Senior Secured First Lien	L + 575	(7)	7.85%	05/2025	66,667	43,364	—	66,667
Colibri Group LLC(2)	Senior Secured First Lien	L + 575	(6)	7.86%	05/2025	8,229,375	8,034,509	2.2	8,229,375
COP Home Services Holdings, Inc.(2) (4) (5)	Senior Secured First Lien				05/2025	—	(8,690)	—	(2,322)
COP Home Services Holdings, Inc.(2) (4) (5)	Senior Secured First Lien				05/2025	—	(9,777)	—	(3,483)
COP Home Services Holdings, Inc.(2)	Senior Secured First Lien	L + 450	(7)	6.68%	05/2025	3,482,879	3,416,865	0.9	3,465,465
Counsel On Call, LLC(2) (4)	Senior Secured First Lien	L + 550	(6)	7.55%	09/2022	114,286	111,791	—	114,968
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 550	(6)	7.54%	09/2022	3,007,485	2,985,926	0.8	3,012,612
JLL XDD, Inc.(2)	Senior Secured First Lien	L + 475	(7)	6.85%	12/2023	2,139,263	2,088,491	0.6	2,139,263
Learn-It Systems, LLC(2) (4)	Senior Secured First Lien	L + 450	(7)	6.60%	03/2025	62,400	1,837	—	62,400
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 450	(7)	6.65%	03/2025	4,378,000	4,275,639	1.2	4,378,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Learn-It Systems, LLC(2) (4)	Senior Secured First Lien	L + 450	(7)	6.65%	03/2025	$390,000	$375,687	0.1%	$390,000
New Mountain Learning(2) (4)	Senior Secured First Lien	L + 600	(7)	8.10%	03/2024	575,000	566,088	0.1	508,360
New Mountain Learning(2)	Senior Secured First Lien	L + 600	(7)	8.10%	03/2024	2,210,167	2,175,690	0.5	1,964,690
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(6)	5.29%	05/2025	3,522,557	3,508,016	0.9	3,522,997
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750	(6)	9.54%	05/2026	9,333,333	9,246,592	2.5	9,329,413
Teaching Strategies LLC(2)	Senior Secured First Lien	L + 600	(7)	8.10%	05/2024	9,257,813	9,069,878	2.5	9,350,391
Teaching Strategies LLC(2) (4)	Senior Secured First Lien	L + 600	(7)	8.10%	05/2024	182,466	170,360	—	188,758
United Language Group, Inc.(2)	Senior Secured First Lien	L + 600	(6)	8.04%	12/2021	4,700,850	4,643,459	1.2	4,548,267
United Language Group, Inc.(2)	Senior Secured First Lien	L + 600	(6)	8.13%	12/2021	400,000	394,344	0.1	387,017
Vistage Worldwide, Inc.	Senior Secured First Lien	L + 400	(7)	6.13%	02/2025	8,489,715	8,496,387	2.2	8,454,355
Wrench Group LLC(2) (4)	Senior Secured First Lien				04/2026	—	—	—	1,920
Wrench Group LLC(2)	Senior Secured First Lien	L + 425	(7)	6.36%	04/2026	4,595,961	4,552,040	1.2	4,601,706
Wrench Group LLC(2)	Senior Secured Second Lien	L + 787	(10)	10.07%	04/2027	2,500,000	2,427,638	0.7	2,500,000

						67,638,217	66,534,675	17.7	67,210,819

Diversified Financials
CC SAG Acquisition Corp.(2) (4) (5)	Senior Secured First Lien				09/2025	—	(24,254)	—	(10,399)
CC SAG Acquisition Corp.(2) (4) (5)	Senior Secured First Lien				09/2025	—	(30,359)	—	(22,780)
CC SAG Acquisition Corp.(2)	Senior Secured First Lien	L + 525	(7)	7.35%	09/2025	7,200,000	7,033,358	1.9	7,128,690

						7,200,000	6,978,745	1.9	7,095,511

Energy
BJ Services, LLC(2)	Senior Secured First Lien	L + 700	(7)	9.32%	01/2023	4,937,500	4,895,378	1.3	4,937,500
BJ Services, LLC(2) (11)	Senior Secured First Lien	L + 1033	(7)	12.65%	01/2023	8,393,750	8,321,063	2.2	8,393,750

						13,331,250	13,216,441	3.5	13,331,250

Food & Staples Retailing
BJH Holdings III Corp.(2)	Senior Secured First Lien	L + 575	(6)	7.79%	08/2025	13,750,000	13,546,720	3.6	13,681,250
Isagenix International, LLC	Senior Secured First Lien	L + 575	(7)	7.85%	04/2025	6,560,630	6,530,297	1.3	5,068,087
PetIQ, LLC(2) (12)	Senior Secured First Lien	L + 450	(6)	6.54%	01/2023	15,000,000	14,857,922	3.9	14,850,000

						35,310,630	34,934,939	8.8	33,599,337

Food, Beverage & Tobacco
Mann Lake Ltd.(2)	Senior Secured First Lien	L + 500	(7)	7.10%	10/2024	3,275,250	3,218,589	0.8	3,274,790
Mann Lake Ltd.(2) (4)	Senior Secured First Lien	L + 500	(7)	7.10%	10/2024	672,000	656,972	0.2	671,873

						3,947,250	3,875,561	1.0	3,946,663

Health Care Equipment & Services
Abode Healthcare, Inc.(2)	Senior Secured First Lien	L + 425	(7)	6.39%	08/2025	4,800,000	4,705,222	1.2	4,728,000
Abode Healthcare, Inc.(2) (4)	Senior Secured First Lien	L + 425	(7)	6.39%	08/2025	287,500	264,857	0.1	270,250
Ameda, Inc.(2)	Senior Secured First Lien	L + 700	(6)	9.02%	09/2022	2,558,497	2,528,102	0.7	2,497,640
Ameda, Inc.(2) (4)	Senior Secured First Lien	L + 700	(6)	9.04%	09/2022	187,500	184,189	0.1	180,364
Avalign Technologies, Inc.(2)	Senior Secured First Lien	L + 450	(7)	6.60%	12/2025	17,051,598	16,894,983	4.5	16,966,340

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Carestream Health, Inc.(12)	Senior Secured Second Lien	L + 950	(6)	11.54%	06/2021	$154,612	$154,612	—%	$148,427
Centauri Health Solutions, Inc.	Senior Secured First Lien	L + 475	(2) (6)	6.79%	01/2022	893,250	882,496	0.2	902,182
Centauri Health Solutions, Inc.(2) (4) (5)	Senior Secured First Lien				01/2022	—	(9,810)	—	15,750
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 475	(6)	6.79%	01/2022	14,581,926	14,404,865	3.9	14,727,746
Clarkson Eyecare, LLC(2)	Senior Secured First Lien	L + 625	(7)	8.37%	04/2021	9,035,294	8,864,002	2.3	8,899,765
Clarkson Eyecare, LLC(2)	Senior Secured First Lien	L + 625	(7)	8.39%	04/2021	5,964,706	5,849,193	1.5	5,875,235
CRA MSO, LLC(2) (4) (5)	Senior Secured First Lien				12/2023	—	(9,632)	—	—
CRA MSO, LLC(2)	Senior Secured First Lien	L + 475	(6)	6.80%	12/2023	1,240,625	1,219,528	0.3	1,240,625
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725	(6)	9.29%	07/2024	5,735,294	5,615,593	1.5	5,762,789
GrapeTree Medical Staffing, LLC(2) (4) (5)	Senior Secured First Lien				10/2022	—	(4,804)	—	—
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 500	(6)	7.04%	10/2022	1,666,000	1,647,091	0.4	1,666,000
MDVIP, Inc.	Senior Secured First Lien	L + 425	(6)	6.29%	11/2024	9,683,757	9,683,757	2.5	9,623,234
NMN Holdings III Corp.(2) (4) (5)	Senior Secured Second Lien				11/2026	—	(22,245)	—	—
NMN Holdings III Corp.(2)	Senior Secured Second Lien	L + 775	(6)	9.78%	11/2026	7,222,222	7,021,932	1.9	7,222,222
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000	(7)	12.26%	10/2023	4,307,480	4,195,965	1.1	4,268,000
Omni Ophthalmic Management Consultants, LLC(2) (4) (5)	Senior Secured First Lien				09/2021	—	(11,334)	—	—
Omni Ophthalmic Management Consultants, LLC(2) (4) (5)	Senior Secured First Lien				09/2021	—	(9,779)	—	—
Omni Ophthalmic Management Consultants, LLC(2)	Senior Secured First Lien	L + 525	(6)	7.30%	09/2021	6,965,000	6,874,611	1.8	6,965,000
Professional Physical Therapy(2)	Senior Secured First Lien	L + 675 (including 75 PIK	)(7)	8.85%	12/2022	8,908,688	8,549,213	1.9	7,369,267
PT Network, LLC(2) (4) (5)	Senior Secured First Lien				11/2021	—	(866)	—	(13,567)
PT Network, LLC(2)	Senior Secured First Lien	L + 750 (including 200 PIK	)(7)	9.80%	11/2021	4,703,265	4,692,787	1.2	4,543,747
Safco Dental Supply, LLC(2) (4) (5)	Senior Secured First Lien				06/2025	—	(9,978)	—	—
Safco Dental Supply, LLC(2)	Senior Secured First Lien	L + 550	(6)	7.53%	06/2025	5,397,446	5,306,750	1.4	5,397,446
Smile Brands, Inc.(2) (4)	Senior Secured First Lien	L + 450	(7)	4.50%	10/2023	45,000	42,600	—	43,500
Smile Brands, Inc.(2) (4)	Senior Secured First Lien	L + 450	(10)	6.70%	10/2024	379,115	372,454	0.1	375,123
Smile Brands, Inc.(2)	Senior Secured First Lien	L + 450	(10)	6.70%	10/2024	2,084,250	2,066,237	0.6	2,073,829
Smile Doctors LLC(2) (4)	Senior Secured First Lien	L + 600	(7)	8.10%	10/2022	77,083	76,418	—	80,167
Smile Doctors LLC(2) (4)	Senior Secured First Lien	L + 600	(7)	6.00%	10/2022	1,379,416	1,376,698	0.4	1,398,280
Smile Doctors LLC(2)	Senior Secured First Lien	L + 600	(7)	8.10%	10/2022	3,181,092	3,152,016	0.9	3,212,903
Unifeye Vision Partners(2) (4) (5)	Senior Secured First Lien				09/2025	—	(30,250)	—	(30,263)
Unifeye Vision Partners(2)	Senior Secured First Lien	L + 500	(7)	7.13%	09/2025	5,400,000	5,292,720	1.4	5,346,419
Unifeye Vision Partners(2) (4)	Senior Secured First Lien	L + 500	(7)	7.13%	09/2025	226,667	192,946	0.1	209,798

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Upstream Rehabilition, Inc.(2) (4) (5)	Senior Secured First Lien				01/2024	$—	$(710)	—%	$(291)
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 400	(6)	6.04%	01/2024	2,107,722	2,099,857	0.6	2,104,652
Zest Acquisition Corp.	Senior Secured First Lien	L + 350	(7)	5.68%	03/2025	8,852,195	8,852,916	2.2	8,372,672

						135,077,200	132,955,202	34.8	132,443,251

Household & Personal Products
Tranzonic(2) (4) (5)	Senior Secured First Lien				03/2023	—	(3,834)	—	483
Tranzonic(2)	Senior Secured First Lien	L + 475	(6)	6.86%	03/2023	3,917,289	3,887,496	1.0	3,920,731

						3,917,289	3,883,662	1.0	3,921,214

Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien	L + 750	(7)	9.62%	10/2026	4,632,123	4,621,453	1.2	4,608,962
Integrity Marketing Acquisition, LLC(2) (4) (5)	Senior Secured First Lien				08/2025	—	(49,754)	—	(7,047)
Integrity Marketing Acquisition, LLC(2) (4) (5)	Senior Secured First Lien				08/2025	—	(101,039)	—	(41,072)
Integrity Marketing Acquisition, LLC(2)	Senior Secured First Lien	L + 575	(7)	7.88%	08/2025	13,009,031	12,687,873	3.4	12,943,986
Integro Parent Inc.(2) (12)	Senior Secured First Lien	L + 575	(7)	7.87%	10/2022	481,392	476,766	0.1	468,154
Integro Parent Inc.(2) (12)	Senior Secured Second Lien	L + 925	(6)	11.29%	10/2023	380,282	376,404	0.1	380,282
Integro Parent Inc.(2) (12)	Senior Secured Second Lien	L + 925	(7)	11.37%	10/2023	2,915,493	2,879,839	0.8	2,915,493

						21,418,321	20,891,542	5.6	21,268,758

Materials
Kestrel Parent, LLC(2) (4) (5)	Senior Secured First Lien				11/2023	—	(17,928)	—	—
Kestrel Parent, LLC(2)	Senior Secured First Lien	L + 600	(6)	8.04%	11/2025	6,757,090	6,604,531	1.8	6,757,090
Maroon Group, LLC (2) (4)	Senior Secured First Lien	L + 675	(6)	8.86%	08/2022	98,000	95,630	—	98,000
Maroon Group, LLC (2)	Senior Secured First Lien	L + 675	(13)	8.85%	08/2022	1,250,000	1,241,537	0.3	1,250,000
Maroon Group, LLC (2)	Senior Secured First Lien	L + 675	(7)	8.85%	08/2022	2,718,691	2,698,448	0.7	2,718,691

						10,823,781	10,622,218	2.8	10,823,781

Media
Hoya Midco, LLC(2)	Senior Secured Second Lien	L + 875	(6)	10.79%	06/2025	540,540	515,244	0.1	545,946

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(2) (4) (5)	Senior Secured First Lien				02/2023	—	(6,107)	—	—
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 500	(6)	7.05%	02/2023	3,753,485	3,712,850	1.0	3,753,485

						3,753,485	3,706,743	1.0	3,753,485

Retailing
Slickdeals Holdings, LLC(2) (4) (5)	Senior Secured First Lien				06/2023	—	(14,787)	—	—
Slickdeals Holdings, LLC(2)	Senior Secured First Lien	L + 625	(7)	8.28%	06/2024	14,762,746	14,360,086	3.9	14,762,746
Strategic Partners, Inc.(2)	Senior Secured First Lien	L + 375	(6)	5.79%	06/2023	6,338,595	6,328,393	1.6	6,346,518

						21,101,341	20,673,692	5.5	21,109,264

Software & Services
Affinitiv, Inc.(2) (4) (5)	Senior Secured First Lien				08/2024	—	(14,582)	—	—
Affinitiv, Inc.(2)	Senior Secured First Lien	L + 525	(7)	7.38%	08/2024	6,500,000	6,388,112	1.7	6,500,000
Ansira Partners, Inc.(2) (4)	Senior Secured First Lien	L + 575	(6)	7.79%	12/2022	627,832	623,739	0.2	625,458

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Ansira Partners, Inc.(2)	Senior Secured First Lien	L + 575	(6)	7.79%	12/2022	$6,884,325	$6,843,766	1.8%	$6,867,114
Avaap USA LLC(2)	Senior Secured First Lien	L + 525	(6)	7.29%	03/2023	348,250	342,784	0.1	351,733
Avaap USA LLC(2) (4) (5)	Senior Secured First Lien				03/2023	—	(4,861)	—	3,500
Avaap USA LLC(2)	Senior Secured First Lien	L + 525	(6)	7.34%	03/2023	3,817,250	3,753,310	1.0	3,855,422
Benesys, Inc.(2) (4) (5)	Senior Secured First Lien				10/2024	—	(1,879)	—	(1,690)
Benesys, Inc.(2)	Senior Secured First Lien	L + 425	(6)	6.30%	10/2024	1,435,750	1,417,153	0.4	1,419,571
C-4 Analytics, LLC(2) (4) (5)	Senior Secured First Lien				08/2023	—	(6,810)	—	—
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 450	(6)	6.54%	08/2023	10,339,000	10,213,534	2.7	10,339,000
CAT Buyer, LLC(2) (4) (5)	Senior Secured First Lien				04/2024	—	(7,041)	—	(722)
CAT Buyer, LLC(2)	Senior Secured First Lien	L + 550	(6)	7.55%	04/2024	3,591,150	3,517,662	0.9	3,583,737
Claritas, LLC(2)	Senior Secured First Lien	L + 600	(7)	8.10%	12/2023	1,128,438	1,118,219	0.3	1,128,438
Claritas, LLC(2) (4)	Senior Secured First Lien	L + 600	(6)	8.04%	12/2023	82,500	79,837	—	82,500
List Partners, Inc.(2) (4) (5)	Senior Secured First Lien				01/2023	—	(8,976)	—	13,496
List Partners, Inc.(2)	Senior Secured First Lien	L + 500	(6)	7.02%	01/2023	4,634,625	4,570,387	1.2	4,679,303
Mediaocean LLC	Senior Secured First Lien	L + 425	(6)	6.30%	08/2022	6,723,968	6,697,002	1.8	6,768,784
Ontario Systems, LLC(2) (4) (5)	Senior Secured First Lien				08/2025	—	(4,941)	—	(4,943)
Ontario Systems, LLC(2) (4) (5)	Senior Secured First Lien				08/2025	—	(5,435)	—	(10,874)
Ontario Systems, LLC(2)	Senior Secured First Lien	L + 550	(6)	7.62%	08/2025	3,250,000	3,217,812	0.9	3,217,872
Perforce Software, Inc.	Senior Secured First Lien	L + 450	(6)	6.54%	07/2026	12,500,000	12,438,988	3.3	12,513,000
Ruffalo Noel Levitz, LLC(2) (4) (5)	Senior Secured First Lien				05/2022	—	(3,532)	—	(1,500)
Ruffalo Noel Levitz, LLC(2)	Senior Secured First Lien	L + 600	(10)	8.10%	05/2022	2,537,250	2,506,486	0.7	2,524,564
SMS Systems Maintenance Services, Inc.(2) (3)	Senior Secured Second Lien				10/2024	13,718,478	12,566,626	1.7	6,551,302
Transportation Insight, LLC(2) (4) (5)	Senior Secured First Lien				12/2024	—	(6,292)	—	(3,750)
Transportation Insight, LLC(2) (4)	Senior Secured First Lien	L + 450	(6)	6.54%	12/2024	537,500	526,931	0.1	531,050
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 450	(6)	6.54%	12/2024	5,207,400	5,162,417	1.4	5,181,363
Winxnet Holdings LLC(2) (4) (5)	Senior Secured First Lien				06/2023	—	(2,991)	—	(8,923)
Winxnet Holdings LLC(2) (4)	Senior Secured First Lien	L + 600	(6)	8.02%	06/2023	80,000	74,011	—	71,077
Winxnet Holdings LLC(2)	Senior Secured First Lien	L + 600	(6)	8.02%	06/2023	1,975,000	1,944,020	0.5	1,930,944

						85,918,716	83,935,456	20.7	78,706,826

Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050	(6)	12.54%	02/2025	2,635,052	2,538,017	0.6	2,171,316

Transportation
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 525	(6)	7.29%	10/2022	5,431,003	5,404,483	1.5	5,431,003
Pilot Air Freight, LLC(2) (4)	Senior Secured First Lien	L + 525	(6)	7.29%	10/2022	1,211,519	1,211,519	0.3	1,211,519
Pilot Air Freight, LLC(2) (4) (5)	Senior Secured First Lien				07/2024	—	(4,815)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Pilot Air Freight, LLC(2) (4) (5)	Senior Secured First Lien			07/2024	$—	$(401)	—%	$—

					6,642,522	6,610,786	1.8	6,642,522

Total Debt Investments United States					$598,173,847	$588,576,802	150.9%	$574,611,333

Equity Investments
Automobiles & Components
AP Centric(2) (14)	Common Stock				927	927,437	—	—

Capital Goods
Alion Science and Technology Corporation(2) (14)	Common Stock				745,504	766,483	0.3	1,127,722

Commercial & Professional Services
MHS Acquisition Holdings, LLC(2) (14)	Common Stock				913	912,639	0.2	667,345
MHS Acquisition Holdings, LLC(2) (14)	Preferred Stock				20	19,794	—	—
TecoStar Holdings, Inc.(2) (14)	Common Stock				500,000	500,000	0.2	800,795
Universal Services Equity Investments(2) (14)	Common Stock				1,000,000	1,000,000	0.7	2,892,118
USAGM HoldCo LLC(2) (14)	Common Stock				346,956	558,223	0.3	1,003,438

					1,847,889	2,990,656	1.4	5,363,696

Consumer Services
Green Wrench Acquisition, LLC(2) (14)	Common Stock				3,906	390,602	0.1	390,602
Legalshield(2) (14)	Common Stock				424	423,695	0.2	812,168
Wrench Group Holdings, LLC(2) (14)	Common Stock, Class A				1,094	109,398	—	109,398

					5,424	923,695	0.3	1,312,168

Diversified Financials
CBDC Senior Loan Fund LLC(2) (4) (12) (15) (16)	Partnership Interest				34,000,000	34,000,000	8.8	33,332,800
Gacp II LP(2) (12) (16)	Partnership Interest				25,000,000	25,000,000	6.7	25,701,850

					59,000,000	59,000,000	15.5	59,034,650

Health Care Equipment & Services
ExamWorks Group, Inc.(2) (14)	Common Stock				7,500	750,000	0.3	1,298,876
MDVIP, Inc.(2) (14)	Common Stock				46,807	666,667	0.2	921,257
NMN Holdings LP(2) (14)	Common Stock				11,111	1,111,111	0.3	1,074,715
PT Network, LLC(2) (14)	Common Stock				1	—	—	—

					65,419	2,527,778	0.8	3,294,848

Insurance
Integrity Marketing Acquisition, LLC(2) (14)	Common Stock				619,562	648,199	0.2	648,199
Integrity Marketing Acquisition, LLC(2) (14)	Preferred Stock				1,247	1,212,258	0.3	1,226,828
Integro Parent Inc.(2) (12) (14)	Common Stock				4,468	454,072	0.2	832,975

					625,277	2,314,529	0.7	2,708,002

Materials
Kestrel Upperco, LLC(2) (14)	Common Stock, Class A				41,791	208,955	0.1	219,608

Media
Vivid Seats Ltd.(2) (14)	Common Stock				608,108	608,108	0.2	825,343
Vivid Seats Ltd.(2) (14)	Preferred Stock				1,891,892	1,891,892	0.7	2,487,047

					2,500,000	2,500,000	0.9	3,312,390

Retailing
Slickdeals Holdings, LLC(2) (14)	Common Stock				109	1,090,911	0.3	1,243,129

Software & Services
SMS Systems Maintenance Services, Inc.(2) (14)	Common Stock				1,142,789	1,144,520	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Technology Hardware & Equipment
Onvoy, LLC(2) (14)	Common Stock, Class A					3,649	$364,948	0.1%	$254,126
Onvoy, LLC(2) (14)	Common Stock, Class B					2,536	—	—	—

						6,185	364,948	0.1	254,126

Total Equity Investments United States						$65,981,314	$74,759,912	20.4%	$77,870,339

Total United States							$663,336,714	171.3%	$652,481,672

Canada
Debt Investments
Software & Services
Corel Corp.(12)	Senior Secured First Lien	L + 500	(17)	7.09%	06/2026	$12,500,000	11,887,578	3.2	12,140,625

Total Debt Investments Canada						$12,500,000	$11,887,578	3.2%	$12,140,625

Total Canada							$11,887,578	3.2%	$12,140,625

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(12)	Senior Secured First Lien	E + 475	(18)	4.75%	04/2023	€1,994,499	2,127,290	0.6	2,182,557

Total Debt Investments France						€1,994,499	$2,127,290	0.6%	$2,182,557

Total France							$2,127,290	0.6%	$2,182,557

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(2) (12)	Senior Secured First Lien	L + 625	(19)	7.01%	12/2025	£6,067,416	7,395,426	2.0	7,476,874
Crusoe Bidco Limited(2) (4) (12)	Senior Secured First Lien				12/2025	—	—	—	—

						6,067,416	7,395,426	2.0	7,476,874

Total Debt Investments United Kingdom						£6,067,416	$7,395,426	2.0%	$7,476,874

Total United Kingdom							$7,395,426	2.0%	$7,476,874

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(2) (4) (5) (12)	Senior Secured First Lien				02/2025	€—	—	—	—
PharComp Parent B.V.(2) (11) (12)	Senior Secured First Lien	E + 650	(18)	6.50%	02/2026	6,909,804	7,616,658	2.0	7,533,067

						6,909,804	7,616,658	2.0	7,533,067

Total Debt Investments Netherlands						€6,909,804	$7,616,658	2.0%	$7,533,067

Total Netherlands							$7,616,658	2.0%	$7,533,067

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(2) (12)	Senior Secured First Lien	E + 625	(18)	6.25%	03/2026	€9,507,204	10,441,122	2.7	10,364,753

Total Debt Investments Belgium						€9,507,204	$10,441,122	2.7%	$10,364,753

Equity Investments
Commercial & Professional Services
MIR Bidco SA(2) (12) (14)	Common Stock					€921	1,035	—	1,129

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
MIR Bidco SA(2) (12) (14)	Preferred Stock				81,384	$91,443	—%	$102,069

					82,305	92,478	—	103,198

Total Equity Investments Belgium					82,305	$92,478	—%	$103,198

Total Belgium						$10,533,600	2.7%	$10,467,951

Total Investments						$702,897,266	181.8%	$692,282,746

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $380,823,180 as of September 30, 2019.

(1)

All positions held are non-controlled/non-affiliated investments, unless otherwise denoted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.

(3)	The investment is on non-accrual status as of September 30, 2019.

(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.

(5)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2019 was 2.02%.

(7)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2019 was 2.09%.

(8)	The interest rate on these loans is subject to the U.S. Prime rate, which as of September 30, 2019 was 5.00%.

(9)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of September 30, 2019 was 2.03%.

(10)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2019 was 2.06%.

(11)

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

(12)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 12.29% as of September 30, 2019.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of September 30, 2019 was 1.91%.

(14)	Non-income producing security.

(15)

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

(16)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.

(17)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2019 was 2.07%.

(18)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of September 30, 2019 was (0.42)%.

(19)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of September 30, 2019 was 0.76%.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,974,709	GBP 5,885,394	12/01/2023	$424,506
Wells Fargo Bank, N.A.	USD 11,682,415	EUR 9,221,988	04/10/2024	551,231
Wells Fargo Bank, N.A.	USD 8,602,672	EUR 6,702,510	02/20/2024	528,521

				$1,504,258

EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

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

September 30, 2019 (Unaudited)

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

The Company is managed by Crescent Cap Advisors, LLC (the “Advisor” and formerly called CBDC Advisors, LLC through August 2019 when the legal entity name change occurred in preparation for the pending acquisition further discussed below), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator” and formerly called CBDC Administration, LLC through August 2019 when the legal entity name change occurred in preparation for the pending acquisition further discussed below) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

On July 23, 2015, the Company formed CBDC Universal Equity, Inc. (the “Taxable Subsidiary”), a wholly-owned subsidiary. This subsidiary allows the Company to hold equity securities of portfolio companies organized as a pass-through entity while continuing to satisfy the requirements of a RIC under the Code. On February 25, 2016, the Company formed Crescent Capital BDC Funding, LLC (“CCAP SPV”), a Delaware limited liability company and wholly owned subsidiary. The financial statements of these two entities are consolidated into the financial statements of the Company. All intercompany balances and transactions have been eliminated.

On August 12, 2019, the Company entered into a definitive agreement to acquire Alcentra Capital Corporation in a cash and stock transaction. See Note 13. Alcentra Corporation Acquisition for more information.

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

The Company has invested in Great American Capital Partners II LP (“GACP II”) which is an investment company and measured using the net asset value per share as a practical expedient for fair value. The investment in GACP II is not redeemable. As of September 30, 2019 and December 31, 2018, the Company had an unfunded commitment to GACP II of $0 and $8,138,692, respectively.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2019, the Company recorded $18,122,736 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the nine months ended September 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,967,138 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of September 30, 2019 and December 31, 2018, there were $3,755,009 and $1,695,193, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. To date, all distributions have been classified as dividend income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, the Company had two portfolio companies with four investment positions on non-accrual status, which represented 3.4% and 1.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2019, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the three and nine months ended September 30, 2019, the Company expensed an excise tax of $8,417 and $8,417, respectively, of which $0 remained payable. For the three and nine months ended September 30, 2018, the Company expensed an excise tax of $80 and $80, respectively, of which $0 remained payable.

CBDC Universal Equity, Inc. is a taxable entity. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the nine months ended September 30, 2019, the Company recognized a benefit/(provision) for taxes of $(505,278) on net unrealized depreciation/(appreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of September 30, 2019 there is a corresponding net deferred tax liability of $810,206 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $1,082,764 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $272,558 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Tax Subsidiary.

For the nine months ended September 30, 2018, the Company recognized a benefit/(provision) for taxes of $17,274 on unrealized appreciation/(depreciation) on investments related to the Taxable Subsidiary. As of September 30, 2018 there is a corresponding net deferred tax liability of $199,875 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $327,358 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $127,483 resulting from unrealized depreciation on investments from the Tax Subsidiary.

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

New Accounting Standards

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption during an interim period. If the Company early adopts the amendments during an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes such interim period. The Company is in the process of evaluating the impact that this guidance will have on its Consolidated Financial Statements.

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

For the three and nine months ended September 30, 2019, the Company incurred administrative services expenses of $179,178 and $537,534, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $269,162 was payable at September 30, 2019. For the three and nine months ended September 30, 2018, the Company incurred administrative services expenses of $161,148 and $491,240, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $222,080 was payable at September 30, 2018.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and nine months ended September 30, 2019, the Company incurred expenses of $257,353 and $709,978, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $490,575 was payable at September 30, 2019. For the three and nine months ended September 30, 2018, the Company incurred expenses of $205,547 and $573,160, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $205,535 was payable at September 30, 2018.

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

For the three and nine months ended September 30, 2019, the Company incurred management fees, which are net of waived amounts, of $1,249,656 and $3,352,751, respectively, of which $1,249,656 was payable at September 30, 2019. For the three and nine months ended September 30, 2018, the Company incurred management fees, which are net of waived amounts, of $888,973 and $2,421,971, respectively, of which $888,973 was payable at September 30, 2018.

The Advisor has voluntarily waived its right to receive management fees on the investment in GACP II for any period in which GACP II remains in the investment portfolio. For the three and nine months ended September 30, 2019, management fees of $41,175 and $106,892, respectively, were waived attributable to the Company’s investment in GACP II.

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

For the three and nine months ended September 30, 2019, the Company incurred income incentive fees, which are net of waived amounts, of $0 and $0, respectively, of which $0 was payable at September 30, 2019. For the three and nine months ended September 30, 2018, the Company incurred income incentive fees of $0 and $554,977, respectively, of which $0 was payable at September 30, 2018.

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

No capital gains incentive fees were incurred for the nine months ended September 30, 2019 and 2018.

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

Directors Fees

Each of the Company’s independent directors receive (i) an annual fee of $75,000, and (ii) $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $500 each special meeting. The Company’s independent directors also receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. The Chairman of the Audit Committee receives an additional annual fee of $7,500. The Chairperson of the Nominating and Corporate Governance Committee and the Compensation Committee receive an additional annual fee of $2,500 and $2,500, respectively. The Company has obtained directors’ and officers’ liability insurance on behalf of the Company’s directors and officers. For the three and nine months ended September 30, 2019, the Company recorded directors’ fees of $72,500 and $217,500, respectively, of which $141,482 was payable at September 30, 2019. For the three and nine months ended September 30, 2018, the Company recorded directors’ fees of $72,500 and $217,500, respectively, of which $61,813 was payable at September 30, 2018.

Investments in and Advances to Affiliates

The company’s investments in affiliates for the nine months ended September 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$34,000,000	$—	$—	$(667,200)	$33,332,800	$1,450,000
Total Controlled Affiliates	$—	$34,000,000	$—	$—	$(667,200)	$33,332,800	$1,450,000

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

The Company did not hold any investments in affiliates for the nine months ended September 30, 2018.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of September 30, 2019, all investments, except for Senior Loan Fund, are non-controlled/non-affiliated investments. As of December 31, 2018, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at September 30, 2019 and December 31, 2018:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$546,468,145	$545,202,576	$(1,265,569)	$380,078,748	$379,296,186	$(782,562)
Senior Secured Second Lien	74,235,671	61,703,586	(12,532,085)	83,029,256	75,797,646	(7,231,610)
Unsecured Debt	7,341,060	7,403,047	61,987	7,228,521	7,262,841	34,320
Preferred Stock	3,215,387	3,815,944	600,557	1,891,892	2,270,352	378,460
Common Stock and Other	71,637,003	74,157,593	2,520,590	28,452,264	28,714,699	262,435

Total Investments	$702,897,266	$692,282,746	$(10,614,520)	$500,680,681	$493,341,724	$(7,338,957)

The industry composition of investments at fair value at September 30, 2019 and December 31, 2018 is as follows:

Industry	Fair Value September 30, 2019	Percentage of Fair Value	Fair Value December 31, 2018	Percentage of Fair Value
Automobiles & Components	$32,129,187	4.64%	$28,330,364	5.74%
Capital Goods	20,210,729	2.92	18,428,725	3.74
Commercial & Professional Services	136,872,967	19.77	113,762,203	23.06
Consumer Durables & Apparel	3,264,750	0.47	2,622,500	0.53
Consumer Services	68,522,987	9.90	53,523,125	10.85
Diversified Financials	66,130,161	9.55	29,962,766	6.07
Energy	13,331,250	1.93	296,629	0.06
Food & Staples Retailing	33,599,337	4.85	6,637,313	1.35
Food, Beverage & Tobacco	3,946,663	0.57	3,510,000	0.71
Health Care Equipment & Services	135,738,099	19.61	103,923,291	21.06
Household & Personal Products	3,921,214	0.57	3,292,223	0.67
Insurance	23,976,760	3.46	9,035,119	1.83
Materials	11,043,389	1.59	10,411,798	2.11
Media	3,858,336	0.56	3,544,140	0.72
Pharmaceuticals, Biotechnology & Life Sciences	11,286,552	1.63	8,228,979	1.67
Retailing	22,352,393	3.23	18,450,967	3.74
Software & Services	90,847,451	13.12	67,903,178	13.76
Technology Hardware & Equipment	4,607,999	0.67	4,785,431	0.97
Transportation	6,642,522	0.96	6,692,973	1.36

Total Investments	$692,282,746	100.00%	$493,341,724	100.00%

The geographic composition of investments at fair value at September 30, 2019 and December 31, 2018 is as follows:

Geographic Region	Fair Value September 30, 2019	Percentage of Fair Value
United States	$652,481,672	94.25%
Canada	12,140,625	1.75
Belgium	10,467,951	1.51
Netherlands	7,533,067	1.09
United Kingdom	7,476,874	1.08
France	2,182,557	0.32

Total Investments	$692,282,746	100.00%

Geographic Region	Fair Value December 31, 2018	Percentage of Fair Value
United States	$480,204,140	97.34%
United Kingdom	10,861,848	2.20
France	2,275,736	0.46

Total Investments	$493,341,724	100.00%

Senior Loan Fund

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland through the Senior Loan Fund. Masterland is a wholly owned subsidiary of China Orient Asset Management (International) Holding Limited (HK). The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. Each of the Company and Masterland have subscribed to fund $40 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, the Company does not consolidate. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of September 30, 2019, the Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	September 30, 2019
Member	Subscribed to fund	Contributed
Company	$40,000,000	$34,000,000
Masterland	40,000,000	34,000,000

Total	$80,000,000	$68,000,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), which permitted up to $300.0 million of borrowings as of September 30, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of September 30, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $283,069,106.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of September 30, 2019:

As of September 30, 2019 (Unaudited)
Total senior secured debt(1)	$285,900,862
Weighted average current interest rate on senior secured debt(2)	5.1%
Number of borrowers in the Senior Loan Fund’s portfolio	169
Largest loan to a single borrower	$3,585,296

(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments
United States
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.	Senior Secured First Lien	L + 400	(1)	6.10%	04/2026	$487,762	$490,157	0.7%	$490,657
TransDigm, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	06/2023	744,333	736,946	1.1	743,503
TransDigm, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	08/2024	249,366	247,849	0.4	248,630
TransDigm, Inc.	Senior Secured First Lien	L + 250	(1)	4.54%	05/2025	1,989,272	1,966,514	3.0	1,983,961

						3,470,733	3,441,466	5.2	3,466,751

Air Transport
American Airlines, Inc.(3)	Senior Secured First Lien	L + 175	(2)	3.80%	06/2025	3,500,000	3,442,208	5.2	3,469,130

Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 350	(1)	5.66%	05/2026	1,432,454	1,431,940	2.1	1,432,841
Mister Car Wash Holdings, Inc.(4)	Senior Secured First Lien	L + 350	(1)	3.50%	05/2026	—	49	—	20
Wand NewCo 3, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	02/2026	1,496,250	1,502,308	2.3	1,505,602

						2,928,704	2,934,297	4.4	2,938,463

Building & Development
Capital Automotive L.P.(3)	Senior Secured First Lien	L + 250	(2)	4.55%	03/2024	742,359	744,215	1.1	743,870
DTZ U.S. Borrower LLC	Senior Secured First Lien	L + 325	(2)	5.29%	08/2025	2,983,672	2,988,355	4.5	2,992,995
Forest City Enterprises, L.P.	Senior Secured First Lien	L + 400	(2)	6.04%	12/2025	994,987	1,002,179	1.5	1,003,539
Realogy Group LLC	Senior Secured First Lien	L + 225	(2)	4.30%	02/2025	2,997,407	2,932,998	4.3	2,860,666

						7,718,425	7,667,747	11.4	7,601,070

Business Equipment & Services
Almonde, Inc.	Senior Secured First Lien	L + 350	(5)	5.70%	06/2024	2,486,646	2,463,013	3.6	2,424,604
Belfor Holdings Inc.	Senior Secured First Lien	L + 400	(2)	6.04%	04/2026	638,400	638,400	1.0	642,390
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 425	(6)	6.52%	06/2024	1,741,729	1,708,910	2.6	1,706,894
EAB Global, Inc.	Senior Secured First Lien	L + 375	(1)	6.38%	11/2024	1,492,424	1,486,560	2.2	1,476,873
Financial & Risk US Holdings, Inc.	Senior Secured First Lien	L + 375	(2)	5.79%	10/2025	1,492,481	1,472,423	2.3	1,502,123
IG Investment Holdings, LLC	Senior Secured First Lien	L + 400	(2)	6.04%	05/2025	2,205,826	2,204,321	3.3	2,199,209
IRI Holdings, Inc.	Senior Secured First Lien	L + 450	(1)	6.62%	12/2025	2,332,628	2,321,593	3.4	2,250,263
Iron Mountain, Inc.	Senior Secured First Lien	L + 175	(2)	3.79%	01/2026	1,488,665	1,467,936	2.2	1,478,118
Jane Street Group, LLC	Senior Secured First Lien	L + 300	(2)	5.04%	08/2022	2,266,098	2,262,688	3.4	2,263,265
MA FinanceCo., LLC	Senior Secured First Lien	L + 250	(2)	4.54%	06/2024	193,467	191,367	0.3	191,371
Netsmart, Inc.	Senior Secured First Lien	L + 375	(2)	5.79%	04/2023	1,571,976	1,566,594	2.3	1,559,212
OEConnection LLC(3)	Senior Secured First Lien	L + 400	(1)	6.02%	09/2026	1,096,104	1,090,712	1.7	1,094,049
OEConnection LLC(4) (7)	Senior Secured First Lien				09/2026	—	3	—	(195)
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 325	(8)	5.21%	09/2026	2,500,051	2,494,108	3.7	2,476,226
PSAV Holdings LLC	Senior Secured First Lien	L + 325	(8)	5.29%	03/2025	1,493,684	1,460,386	2.2	1,448,873

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PSAV Holdings LLC(3)	Senior Secured First Lien	L + 450	(1)	6.55%	09/2026	$250,000	$245,000	0.4%	$246,094
Seattle Spinco, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	06/2024	1,306,533	1,292,346	1.9	1,292,376
Spin Holdco Inc.	Senior Secured First Lien	L + 325	(1)	5.57%	11/2022	1,990,456	1,971,545	2.9	1,960,599
TruGreen Limited Partnership	Senior Secured First Lien	L + 375	(2)	5.79%	03/2026	1,415,188	1,417,122	2.1	1,422,270
USIC Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	12/2023	1,489,818	1,477,439	2.2	1,480,507

						29,452,174	29,232,466	43.7	29,115,121

Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 200	(2)	4.05%	04/2025	2,234,839	2,234,028	3.4	2,250,907
CSC Holdings, LLC	Senior Secured First Lien	L + 225	(2)	4.28%	01/2026	1,496,241	1,491,434	2.2	1,497,737
CSC Holdings, LLC	Senior Secured First Lien	L + 250	(2)	4.53%	01/2026	1,989,924	1,989,925	3.0	1,995,059
CSC Holdings, LLC(4)	Senior Secured First Lien				04/2027	—	—	—	1,219
Radiate Holdco, LLC	Senior Secured First Lien	L + 300	(2)	5.04%	02/2024	1,739,799	1,726,342	2.6	1,735,745
Virgin Media Bristol LLC	Senior Secured First Lien	L + 250	(2)	4.53%	01/2026	1,500,000	1,494,100	2.3	1,502,093

						8,960,803	8,935,829	13.5	8,982,760

Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200	(2)	4.04%	10/2024	2,559,452	2,543,692	3.8	2,552,656
Ineos US Finance LLC	Senior Secured First Lien	L + 200	(6)	4.04%	03/2024	2,981,041	2,958,150	4.4	2,950,694
Messer Industries GmbH	Senior Secured First Lien	L + 250	(1)	4.60%	03/2026	2,243,447	2,226,189	3.4	2,241,911
PMHC II, Inc.	Senior Secured First Lien	L + 350	(1)	5.60%	03/2025	749,338	738,479	0.9	610,711
PQ Corporation	Senior Secured First Lien	L + 250	(1)	4.76%	02/2025	913,607	912,486	1.4	916,462
Univar Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	07/2024	1,500,000	1,498,239	2.3	1,506,090

						10,946,885	10,877,235	16.2	10,778,524

Consumer Services
MHI Holdings, LLC(3)	Senior Secured First Lien	L + 500	(2)	7.04%	09/2026	1,250,000	1,237,500	1.9	1,251,563
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	05/2025	1,699,935	1,686,560	2.5	1,700,147

						2,949,935	2,924,060	4.4	2,951,710

Containers & Glass Products
Anchor Packaging Inc.	Senior Secured First Lien	L + 400	(2)	6.04%	07/2026	826,257	823,712	1.3	823,158
Anchor Packaging Inc.(4) (7)	Senior Secured First Lien				07/2026	—	110	—	(678)
Berlin Packaging LLC	Senior Secured First Lien	L + 300	(2)	5.11%	11/2025	1,241,190	1,221,934	1.8	1,221,567
Berry Global, Inc.	Senior Secured First Lien	L + 250	(2)	4.55%	07/2026	2,992,500	2,985,211	4.5	3,010,410
BWAY Holding Company	Senior Secured First Lien	L + 325	(1)	5.59%	04/2024	1,244,908	1,213,306	1.8	1,221,049
Consolidated Container Company LLC	Senior Secured First Lien	L + 275	(2)	4.79%	05/2024	1,492,405	1,486,005	2.2	1,486,809
Plaze, Inc.	Senior Secured First Lien	L + 350	(1)	5.63%	08/2026	1,681,000	1,672,723	2.5	1,678,899
Pro Mach Group, Inc.	Senior Secured First Lien	L + 275	(2)	4.81%	03/2025	1,741,791	1,707,718	2.6	1,699,884
Reynolds Group Holdings Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	02/2023	2,984,655	2,966,335	4.5	2,993,549

						14,204,706	14,077,054	21.2	14,134,647

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Diversified Insurance
Acrisure, LLC	Senior Secured First Lien	L + 425	(1)	6.35%	11/2023	$2,984,772	$2,989,302	4.5%	$2,973,579

Drugs
Albany Molecular Research, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	08/2024	1,741,117	1,730,465	2.6	1,720,807
Amneal Pharmaceuticals LLC	Senior Secured First Lien	L + 350	(2)	5.56%	05/2025	3,234,880	3,210,008	4.1	2,777,953

						4,975,997	4,940,473	6.7	4,498,760

Electronics/Electrical
Blackhawk Network Holdings, Inc.	Senior Secured First Lien	L + 300	(2)	5.04%	06/2025	1,989,924	1,982,338	3.0	1,986,601
Camelot UK Holdco Limited	Senior Secured First Lien	L + 325	(2)	5.29%	10/2023	1,741,251	1,744,714	2.6	1,754,136
CommScope, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	04/2026	1,500,000	1,504,511	2.2	1,497,323
Compuware Corporation	Senior Secured First Lien	L + 400	(2)	6.04%	08/2025	1,991,635	1,998,729	3.0	2,002,430
Dell International LLC	Senior Secured First Lien	L + 200	(2)	4.05%	09/2025	2,888,511	2,882,991	4.4	2,905,539
ON Semiconductor Corporation(3)	Senior Secured First Lien	L + 200	(2)	4.04%	09/2026	772,000	770,070	1.2	776,346
Sabre GLBL Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	02/2024	1,493,956	1,491,949	2.2	1,501,934
SS&C Technologies Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	04/2025	2,012,291	2,013,588	3.0	2,021,547
Verifone Systems, Inc.	Senior Secured First Lien	L + 400	(1)	6.14%	08/2025	2,147,207	2,125,261	3.1	2,057,293
Western Digital Corporation	Senior Secured First Lien	L + 175	(1)	3.86%	04/2023	1,993,700	1,977,308	3.0	1,992,035
WEX Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	05/2026	3,233,750	3,233,151	4.9	3,256,548

						21,764,225	21,724,610	32.6	21,751,732

Financial Intermediaries
Apollo Commercial Real Estate Finance, Inc	Senior Secured First Lien	L + 275	(2)	4.78%	05/2026	1,745,601	1,741,333	2.6	1,743,419
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400	(5)	6.20%	12/2022	751,451	752,305	1.1	754,742
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 175	(2)	3.79%	01/2025	3,000,000	2,997,692	4.5	3,015,780
Citadel Securities LP	Senior Secured First Lien	L + 350	(2)	5.54%	02/2026	1,536,430	1,534,572	2.3	1,543,152
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325	(2)	5.31%	07/2025	745,619	746,527	1.1	747,680
FinCo I LLC	Senior Secured First Lien	L + 200	(2)	4.04%	12/2022	1,500,000	1,497,733	2.3	1,505,910
Focus Financial Partners, LLC	Senior Secured First Lien	L + 250	(2)	4.54%	07/2024	997,475	996,627	1.5	1,003,260
Jefferies Finance LLC	Senior Secured First Lien	L + 375	(2)	5.88%	06/2026	1,827,025	1,828,287	2.8	1,829,026
Kestra Advisor Services Holdings A, Inc.	Senior Secured First Lien	L + 425	(2)	6.36%	06/2026	783,988	776,449	1.2	767,328
RPI Finance Trust	Senior Secured First Lien	L + 200	(2)	4.04%	03/2023	2,936,508	2,933,851	4.4	2,955,317
Sedgwick Claims Management Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	12/2025	2,106,468	2,091,146	3.1	2,074,703
Starwood Property Trust, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	07/2026	756,000	755,986	1.2	757,417
VFH Parent LLC	Senior Secured First Lien	L + 350	(5)	6.04%	03/2026	1,749,333	1,752,697	2.6	1,754,433
Victory Capital Holdings, Inc.	Senior Secured First Lien	L + 325	(1)	5.57%	07/2026	938,403	936,636	1.4	943,681

						21,374,301	21,341,841	32.1	21,395,848

Food products
Dole Food Company Inc.	Senior Secured First Lien	L + 275	(2)	4.80%	04/2024	1,728,748	1,720,028	2.5	1,709,610

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Hearthside Food Solutions, LLC	Senior Secured First Lien	L + 369	(2)	5.73%	05/2025	$1,743,696	$1,713,608	2.5%	$1,646,049

						3,472,444	3,433,636	5.0	3,355,659

Food Service
IRB Holding Corp	Senior Secured First Lien	L + 325	(1)	5.55%	02/2025	2,239,266	2,234,443	3.4	2,232,425
Whatabrands LLC	Senior Secured First Lien	L + 325	(1)	5.52%	08/2026	736,000	736,406	1.1	740,236

						2,975,266	2,970,849	4.5	2,972,661

Food/Drug Retailers
Albertsons, LLC	Senior Secured First Lien	L + 275	(2)	4.79%	11/2025	1,239,910	1,235,213	1.9	1,248,911
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	02/2024	2,238,693	2,244,646	3.3	2,248,208

						3,478,603	3,479,859	5.2	3,497,119

Health Care
ADMI Corp.	Senior Secured First Lien	L + 275	(2)	4.79%	04/2025	1,989,931	1,969,149	3.0	1,974,758
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 350	(2)	5.55%	05/2023	1,737,176	1,713,400	2.6	1,721,976
Avantor, Inc.	Senior Secured First Lien	L + 300	(2)	5.04%	11/2024	1,375,679	1,381,391	2.1	1,388,149
CHG Healthcare Services Inc.	Senior Secured First Lien	L + 300	(2)	5.04%	06/2023	2,010,308	2,007,754	3.0	2,012,198
Comet Acquisition, Inc.	Senior Secured First Lien	L + 350	(1)	5.62%	10/2025	1,492,481	1,491,298	2.2	1,477,556
DaVita, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	08/2026	1,430,000	1,426,438	2.2	1,439,753
Emerald TopCo Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	07/2026	1,739,000	1,736,296	2.6	1,736,826
Envision Healthcare Corporation	Senior Secured First Lien	L + 375	(2)	5.79%	10/2025	1,490,616	1,428,337	1.8	1,220,904
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375	(2)	5.81%	07/2025	2,209,471	2,212,170	3.3	2,224,661
HCA Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	03/2025	743,076	743,940	1.1	746,468
Heartland Dental, LLC	Senior Secured First Lien	L + 375	(2)	5.79%	04/2025	1,211,333	1,191,006	1.8	1,188,051
Heartland Dental, LLC(4) (7)	Senior Secured First Lien				04/2025	1	(454)	—	(526)
IQVIA Inc.	Senior Secured First Lien	L + 175	(1)	3.85%	06/2025	1,489,943	1,486,375	2.3	1,493,907
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	02/2025	748,125	748,125	1.1	749,060
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450	(2)	6.55%	11/2025	1,488,750	1,483,549	2.2	1,492,360
Sound Inpatient Physicians	Senior Secured First Lien	L + 275	(2)	4.79%	06/2025	746,222	746,831	1.1	746,595
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	5.30%	09/2024	1,489,237	1,469,567	2.2	1,462,245
Syneos Health, Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	08/2024	1,271,763	1,272,019	1.9	1,278,389
Tecomet Inc.	Senior Secured First Lien	L + 325	(2)	5.28%	05/2024	746,183	746,183	1.1	742,919
U.S. Renal Care, Inc.	Senior Secured First Lien	L + 500	(2)	7.06%	06/2026	1,242,150	1,217,994	1.8	1,179,421
Verscend Holding Corp.	Senior Secured First Lien	L + 450	(2)	6.54%	08/2025	2,238,694	2,248,427	3.4	2,250,357
Viant Medical Holdings, Inc.	Senior Secured First Lien	L + 375	(1)	5.85%	07/2025	745,296	747,507	1.1	698,715
VVC Holding Corp.	Senior Secured First Lien	L + 450	(1)	6.68%	02/2026	1,492,500	1,480,787	2.2	1,491,105

						31,127,935	30,948,089	46.1	30,715,847

Industrial Equipment
Clark Equipment Company	Senior Secured First Lien	L + 200	(1)	4.10%	05/2024	1,469,631	1,466,169	2.2	1,474,841

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
LTI Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	09/2025	$994,975	$965,711	1.4%	$943,982
Playpower, Inc.	Senior Secured First Lien	L + 550	(1)	7.60%	05/2026	218,253	216,153	0.3	218,526
Sabre Industries, Inc.	Senior Secured First Lien	L + 425	(2)	6.31%	04/2026	748,750	745,171	1.2	753,198

						3,431,609	3,393,204	5.1	3,390,547

Leisure Goods/Activities/Movies
Crown Finance US, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	02/2025	2,011,564	1,989,448	3.0	2,000,762
Crown Finance US, Inc.(3)	Senior Secured First Lien	L + 250	(2)	4.54%	09/2026	1,000,000	995,000	1.5	999,375
Hoya Midco, LLC	Senior Secured First Lien	L + 350	(2)	5.54%	06/2024	1,491,338	1,482,592	2.2	1,474,561
Six Flags Theme Parks, Inc.	Senior Secured First Lien	L + 200	(2)	4.05%	04/2026	1,516,587	1,512,989	2.3	1,520,378
SP PF Buyer LLC	Senior Secured First Lien	L + 450	(1)	6.54%	12/2025	746,250	745,685	1.0	666,651
UFC Holdings, LLC	Senior Secured First Lien	L + 325	(2)	5.30%	04/2026	1,743,309	1,744,814	2.6	1,749,969
Varsity Brands, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	12/2024	1,741,779	1,730,810	2.5	1,689,961

						10,250,827	10,201,338	15.1	10,101,657

Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	10/2023	2,485,191	2,482,627	3.7	2,486,147
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200	(2)	4.04%	03/2025	2,484,556	2,481,437	3.7	2,493,699
Scientific Games International, Inc.	Senior Secured First Lien	L + 275	(6)	4.90%	08/2024	2,483,614	2,456,580	3.7	2,466,242
Seminole Tribe of Florida	Senior Secured First Lien	L + 175	(2)	3.79%	07/2024	903,905	902,641	1.4	909,934
VICI Properties 1 LLC	Senior Secured First Lien	L + 200	(2)	4.05%	12/2024	2,000,000	1,991,633	3.0	2,008,330
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175	(2)	3.79%	05/2025	2,244,429	2,243,176	3.4	2,257,682

						12,601,695	12,558,094	18.9	12,622,034

Nonferrous Metals/Minerals
Dynacast International LLC	Senior Secured First Lien	L + 325	(1)	5.35%	01/2022	746,094	727,052	1.1	719,048

Oil & Gas
Blackstone CQP Holdco LP	Senior Secured First Lien	L + 350	(1)	5.66%	09/2024	1,422,352	1,420,939	2.1	1,430,225
Delek US Holdings, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	03/2025	1,196,432	1,191,057	1.8	1,195,684
Prairie ECI Acquiror LP	Senior Secured First Lien	L + 475	(1)	6.85%	03/2026	1,130,659	1,137,850	1.7	1,108,402

						3,749,443	3,749,846	5.6	3,734,311

Property & Casualty Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	10/2024	2,982,740	2,972,152	4.5	2,974,821
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.04%	11/2023	1,739,579	1,741,333	2.6	1,748,277
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.04%	11/2024	1,243,703	1,243,703	1.9	1,249,318

						5,966,022	5,957,188	9.0	5,972,416

Publishing
Meredith Corporation	Senior Secured First Lien	L + 275	(2)	4.79%	01/2025	2,487,917	2,487,727	3.7	2,493,676
Merrill Communications, LLC(3)	Senior Secured First Lien	L + 500	(2)	7.05%	09/2026	1,250,000	1,237,500	1.9	1,246,875
Nielsen Finance LLC	Senior Secured First Lien	L + 200	(2)	4.04%	10/2023	2,990,066	2,980,479	4.5	2,991,935

						6,727,983	6,705,706	10.1	6,732,486

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Radio & Television
Diamond Sports Group, LLC	Senior Secured First Lien	L + 325	(2)	5.30%	08/2026	$1,971,000	$1,964,169	3.0%	$1,985,171
Gray Television, Inc.	Senior Secured First Lien	L + 250	(1)	4.83%	01/2026	1,490,616	1,488,853	2.2	1,497,964
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.35%	01/2024	268,618	267,208	0.4	269,290
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	01/2024	1,348,436	1,341,512	2.0	1,351,807
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 275	(1)	4.81%	09/2026	1,968,242	1,966,184	3.0	1,979,461
Sinclair Television Group Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	09/2026	925,000	920,407	1.4	929,912

						7,971,912	7,948,333	12.0	8,013,605

Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500	(2)	7.04%	09/2024	1,490,497	1,469,484	2.2	1,438,329
Men’s Wearhouse, Inc. (The)	Senior Secured First Lien	L + 325	(2)	5.35%	04/2025	1,488,013	1,448,310	1.9	1,264,812
Staples, Inc.	Senior Secured First Lien	L + 500	(1)	7.12%	04/2026	1,015,862	1,002,451	1.5	1,003,270

						3,994,372	3,920,245	5.6	3,706,411

Software & Services
DCert Buyer, Inc.(3)	Senior Secured First Lien	L + 400	(2)	6.05%	08/2026	2,000,000	1,995,000	3.0	1,996,250

Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200	(2)	4.05%	02/2025	1,490,521	1,480,190	2.2	1,492,615
XPO Logistics, Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	02/2025	500,000	493,663	0.8	503,040
XPO Logistics, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	02/2025	1,220,477	1,218,311	1.8	1,230,204

						3,210,998	3,192,164	4.8	3,225,859

Telecommunications
Avaya, Inc.	Senior Secured First Lien	L + 425	(2)	6.28%	12/2024	2,736,076	2,740,564	3.9	2,606,974
CenturyLink, Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	01/2025	2,824,466	2,789,534	4.2	2,809,962
Level 3 Financing Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	02/2024	3,000,000	2,999,829	4.5	3,010,320
Sprint Communications, Inc.	Senior Secured First Lien	L + 300	(2)	5.06%	02/2024	1,985,000	1,985,000	3.0	1,982,519

						10,545,542	10,514,927	15.6	10,409,775

Utilities
Brookfield WEC Holdings Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	08/2025	1,604,458	1,607,146	2.4	1,611,485
Calpine Corporation	Senior Secured First Lien	L + 250	(1)	4.61%	01/2024	1,340,410	1,332,732	2.0	1,345,564
Calpine Corporation	Senior Secured First Lien	L + 275	(1)	4.86%	04/2026	1,650,862	1,641,164	2.5	1,657,160
Eastern Power, LLC	Senior Secured First Lien	L + 375	(2)	5.79%	10/2023	1,618,565	1,617,898	2.5	1,626,091
Nautilus Power, LLC	Senior Secured First Lien	L + 425	(2)	6.29%	05/2024	1,082,656	1,082,816	1.6	1,080,626
Talen Energy Supply, LLC	Senior Secured First Lien	L + 375	(2)	5.79%	07/2026	1,753,000	1,738,255	2.6	1,753,000
TEX Operations Co. LLC	Senior Secured First Lien	L + 200	(2)	4.04%	08/2023	337,003	337,559	0.5	338,478
Vistra Operations Company LLC	Senior Secured First Lien	L + 200	(2)	4.04%	12/2025	466,080	462,785	0.7	467,991

						9,853,034	9,820,355	14.8	9,880,395

Total Debt Investments United States						$257,335,439	$256,044,473	382.6%	$255,104,175

Total United States							$256,044,473	382.6%	$255,104,175

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Canada
Debt Investments
Aerospace & Defense
1199169 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 400	(1)	6.10%	04/2026	$262,238	$263,525	0.4%	$263,794

Air Transport
Air Canada	Senior Secured First Lien	L + 200	(2)	4.04%	10/2023	1,734,933	1,739,526	2.6	1,743,877
WestJet Airlines Ltd.(3)	Senior Secured First Lien	L + 300	(2)	5.05%	08/2026	1,263,000	1,261,997	1.9	1,273,956

						2,997,933	3,001,523	4.5	3,017,833

Automotive
Panther BF Aggregator 2 LP	Senior Secured First Lien	L + 350	(2)	5.54%	04/2026	1,991,800	1,977,652	3.0	1,980,845

Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 225	(2)	4.29%	02/2024	3,357,295	3,343,498	5.1	3,372,403

Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien	L + 375	(2)	5.79%	06/2025	746,438	736,919	1.1	735,085

Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325	(1)	5.60%	10/2025	1,243,722	1,244,538	1.8	1,235,688

Total Debt Investments Canada						$10,599,426	$10,567,655	15.9%	$10,605,648

Total Canada							$10,567,655	15.9%	$10,605,648

Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 225	(1)	4.46%	11/2024	943,934	944,467	1.4	948,063
Belron Finance US LLC	Senior Secured First Lien	L + 225	(1)	4.43%	11/2025	298,496	298,496	0.5	300,175

						1,242,430	1,242,963	1.9	1,248,238

Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425	(2)	6.31%	04/2024	993,017	988,163	1.3	906,908
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300	(1)	5.18%	02/2025	959,777	935,149	1.1	721,752

						1,952,794	1,923,312	2.4	1,628,660

Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225	(2)	4.29%	04/2025	1,327,641	1,328,777	2.0	1,333,749

Real Estate
Sunshine Luxembourg VII S.a r.l.(3)	Senior Secured First Lien	L + 425	(2)	6.30%	10/2026	2,250,000	2,245,995	3.4	2,263,365

Total Debt Investments Luxembourg						$6,772,865	$6,741,047	9.7%	$6,474,012

Total Luxembourg							$6,741,047	9.7%	$6,474,012

New Zealand
Debt Investments
Business Equipment & Services
Capri Finance LLC	Senior Secured First Lien	L + 300	(1)	5.26%	11/2024	1,742,427	1,724,705	2.6	1,724,454

Retailers (except Food & Drug)
Titan AcquisitionCo New Zealand Limited	Senior Secured First Lien	L + 425	(1)	6.35%	05/2026	997,500	992,715	1.5	1,002,487

Total Debt Investments New Zealand						$2,739,927	$2,717,420	4.1%	$2,726,941

Total New Zealand							$2,717,420	4.1%	$2,726,941

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United Kingdom
Debt Investments
Automotive
Boing US Holdco Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	10/2024	$995,579	$994,635	1.5%	$977,330

Total Debt Investments United Kingdom						$995,579	$994,635	1.5%	$977,330

Total United Kingdom							$994,635	1.5%	$977,330

Netherlands
Debt Investments
Chemicals & Plastics
Starfruit Finco B.V	Senior Secured First Lien	L + 325	(2)	5.29%	10/2025	3,582,000	3,589,066	5.3	3,516,628

Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien	L + 225	(1)	4.35%	09/2023	1,358,069	1,358,655	2.0	1,367,596

Food products
Jacobs Douwe Egberts International B.V.	Senior Secured First Lien	L + 200	(2)	4.13%	11/2025	652,926	652,926	1.0	654,559

Total Debt Investments Netherlands						$5,592,995	$5,600,647	8.3%	$5,538,783

Total Netherlands							$5,600,647	8.3%	$5,538,783

Australia
Debt Investments
Electronics/Electrical
Eta Australia Holdings III Pty Ltd	Senior Secured First Lien	L + 400	(2)	6.04%	05/2026	374,063	375,862	0.6	375,234

Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275	(1)	4.85%	05/2025	1,490,568	1,470,071	1.9	1,266,983

Total Debt Investments Australia						$1,864,631	$1,845,933	2.5%	$1,642,217

Total Australia							$1,845,933	2.5%	$1,642,217

Total Investments							$284,511,810	424.6%	$283,069,106

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $66,665,579 as of September 30, 2019.

(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2019 was 2.09%.

(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2019 was 2.02%.

(3)	Position or portion thereof unsettled as of September 30, 2019.

(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.

(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2019 was 2.06%.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2019 was 2.07%.

(7)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(8)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of September 30, 2019 was 1.91%.

Below is selected balance sheet information for the Senior Loan Fund as of September 30, 2019:

As of September 30, 2019 (Unaudited)
Selected Balance Sheet Information:
Total investments, at fair value	$283,069,106
Cash	7,892,000
Other assets	13,765,525

Total assets	$304,726,631

Debt	$211,764,271
Other liabilities	26,296,781

Total liabilities	$238,061,052

Members’ equity	66,665,579

Total liabilities and members’ equity	$304,726,631

Below is selected statements of operations information for the Senior Loan Fund for the three and nine months ended September 30, 2019:

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Selected Statements of Operations Information:
Total investment income	$3,748,721	$5,915,971

Expenses
Interest and other debt financing costs	1,858,722	2,696,444
Professional fees	13,902	118,902
Other general and administrative expenses	81,154	178,255

Total expenses	1,953,778	2,993,601

Net investment income (loss)	1,794,943	2,922,370

Net realized gain (loss) on investments	42,305	85,913
Net change in unrealized appreciation (depreciation) on investments	53,431	(1,442,704)

Net increase (decrease) in members’ equity	$1,890,679	$1,565,579

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2019:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$109,616,453	$435,586,123	$545,202,576
Senior Secured Second Lien	—	14,086,802	47,616,784	61,703,586
Unsecured Debt	—	—	7,403,047	7,403,047
Preferred Stock	—	—	3,815,944	3,815,944
Common Stock and Other	—	—	15,122,943	15,122,943
Subtotal	$—	$123,703,255	$509,544,841	$633,248,096
Investments Measured at NAV(1)				59,034,650
Total Investments				$692,282,746

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2019, based off of the fair value hierarchy at September 30, 2019:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2019	$317,104,715	$53,857,218	$7,262,841	$2,270,352	$11,536,391	$392,031,517
Amortized discounts/premiums	1,715,528	211,946	24,392	-	-	1,951,866
Paid in-kind interest	360,342	-	88,147	-	-	448,489
Net realized gain (loss)	(601,536)	-	-	-	96,449	(505,087)
Net change in unrealized appreciation (depreciation)	1,840,667	(5,668,038)	27,667	222,098	2,540,505	(1,037,101)
Purchases	204,861,465	2,425,001	-	1,323,494	1,149,234	209,759,194
Sales/return of capital/principal repayments/paydowns	(71,572,322)	(3,209,343)	-	-	(199,636)	(74,981,301)
Transfers in	-	-	-	-	-	-
Transfers out	(18,122,736)	-	-	-	-	(18,122,736)

Balance as of September 30, 2019	$435,586,123	$47,616,784	$7,403,047	$3,815,944	$15,122,943	$509,544,841

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2019	$2,206,473	$(6,926,004)	$(282,350)	$222,098	$2,571,395	$(2,208,388)

During the nine months ended September 30, 2019, the Company recorded $18,122,736 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2018, based off of the fair value hierarchy at September 30, 2018:

	Senior	Senior
	Secured	Secured	Unsecured	Preferred	Common
	First Lien	Second Lien	Debt	Stock	Stock	Total
Balance as of January 1, 2018	$153,914,784	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490
Amortized discounts/premiums	795,904	243,015	16,164	-	-	1,055,083
Paid in-kind interest	133,635	-	76,807	-	-	210,442
Net realized gain (loss)	(85,063)	(6,245)	-	-	-	(91,308)
Net change in unrealized appreciation (depreciation)	1,043,369	(1,929,108)	(31,533)	191,951	(98,296)	(823,617)
Purchases	162,306,959	14,933,301	1,536,985	-	1,902,252	180,679,497
Sales/return of capital/principal repayments/paydowns	(51,508,793)	(15,652,247)	-	-	-	(67,161,040)
Transfers in	16,479,157	11,487,981	-	-	-	27,967,138
Transfers out	-	-	-	-	-	-

Balance as of September 30, 2018	$283,079,952	$55,708,399	$7,239,988	$2,203,059	$9,727,287	$357,958,685

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2018	$1,899,971	$(1,837,606)	$(31,533)	$191,951	$(98,296)	$124,487

During the nine months ended September 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,967,138 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$340,998,698	Discounted Cash Flows	Discount Rate	6.1%-12.4%(7.7%)

	$7,369,267	Enterprise Value	Comparable EBITDA Multiple	9.6x

	$87,218,158	Broker Quoted	Broker Quote	N/A

Senior Secured Second Lien	$39,196,534	Discounted Cash Flows	Discount Rate	9.2%-17.7%(11.0%)

	$8,420,250	Enterprise Value	Comparable EBITDA Multiple	10.6x-10.8x(10.7x)

Unsecured Debt	$7,403,047	Discounted Cash Flows	Discount Rate	11.0%-15.1%(11.5%)

Preferred Stock	$3,815,944	Market Multiple	Comparable EBITDA Multiple	12.6x-18.2x(16.4x)

Common Stock	$15,122,943	Market Multiple	Comparable EBITDA Multiple	7.6x-18.2x(13.1x)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$237,842,174	Discounted Cash Flows	Discount Rate	6.8%-11.8%(8.4%)

	$6,299,473	Enterprise Value	Comparable EBITDA Multiple	9.1x

	$73,111,885	Broker Quoted	Broker Quote	N/A

Senior Secured Second Lien	$53,857,218	Discounted Cash Flows	Discount Rate	7.2%-28.6%(13.8%)

Unsecured Debt	$7,262,841	Discounted Cash Flows	Discount Rate	11.0%-16.8%(11.6%)

Preferred Stock	$2,270,352	Market Multiple	Comparable EBITDA Multiple	15.0x

Common Stock	$11,536,391	Market Multiple	Comparable EBITDA Multiple	7.2x-15.1x(12.4x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2019 and December 31, 2018. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Financial Instruments Not Carried at Fair Value

Debt

The carrying value of the Company’s debt, as of September 30, 2019 and December 31, 2018, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

Note 6. Debt

Debt consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Aggregate Principal	Drawn	Amount	Carrying
($ in millions)	Amount Committed	Amount(4)	Available (1)	Value
SPV Asset Facility	$250.0	$239.0	$11.0	$239.0
Corporate Revolving Facility	200.0	84.2	115.8	84.2

Total Debt	$450.0	$323.2	$126.8	$323.2

	December 31, 2018
	Aggregate Principal	Drawn	Amount	Carrying
($ in millions)	Amount Committed	Amount(4)	Available (1)	Value (2)
SPV Asset Facility	$175.0	$159.6	$15.4	$159.6
Revolving Credit Facility II(3)(5)(6)	85.0	78.3	7.2	77.8

Total Debt	$260.0	$237.9	$22.6	$237.4

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings. Carrying value excludes unamortized deferred financing costs.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2018, was $77,751,742.
(6)	The Company had outstanding debt denominated in (EUR) of 1.8 million on its Revolving Credit Facility II.

As of September 30, 2019 and December 31, 2018, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016 CCAP SPV entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017, the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018, the Company further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2023. On April 9, 2019 the Company further amended the SPV Asset Facility increasing the Facility limit from $175 million to $250 million.

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

Also on March 28, 2016, the Company, as Seller, and CCAP SPV, as Purchaser, entered into a loan sale agreement whereby the Company will sell certain assets to CCAP SPV. CCAP SPV will be consolidated into the Company’s financial statements and no gain or loss is expected to result from the sale of assets to CCAP SPV. The Company retains a residual interest in assets contributed to or acquired by CCAP SPV through its 100% ownership of CCAP SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of September 30, 2019 and December 31, 2018, deferred financing costs related to the SPV Asset Facility were $1,707,039 and $1,636,402, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Corporate Revolving Facility

On August 20, 2019, the Company entered into the “Corporate Revolving Facility” with Ally Bank (“Ally”), as Administrative Agent and Arranger. Proceeds of the advances under the Revolving Credit Agreement may be used to acquire portfolio investments, to make distributions to the Company in accordance with the Revolving Credit Agreement and to pay related expenses. The maximum principal amount of the Corporate Revolving Facility is $200 million, subject to availability under the borrowing base.

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a margin. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of September 30, 2019 and December 31, 2018, deferred financing costs related to the Corporate Revolving Facility were $2,047,970 and $0, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Revolving Credit Facility II bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019. On June 13, 2019, the Company further amended the Revolving Credit Facility II by extending the maturity date to September 29, 2019. The Company paid down in full and terminated the Revolving Credit Facility II on August 20, 2019.

Costs incurred in connection with obtaining the Revolving Credit Facility II have been recorded as deferred financing costs and are being amortized over the life of the Revolving Credit Facility II on an effective yield basis. As of September 30, 2019 and December 31, 2018, deferred financing costs related to the Revolving Credit Facility II were $0 and $58,791, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, and the Revolving Credit Facility II for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Borrowing interest expense	$3,187,485	$1,958,201	$8,653,822	$5,065,592
Unused facility fees	59,619	24,401	161,472	133,117
Amortization of upfront commitment fees	254,700	161,944	642,921	477,338
Amortization of deferred financing costs	21,937	30,656	47,764	107,323

Total interest and credit facility expenses	$3,523,741	$2,175,202	$9,505,979	$5,783,370

Weighted average interest rate	4.34%	4.08%	4.46%	3.99%
Weighted average outstanding balance	$291,527,885	$190,528,564	$259,586,871	$169,851,030

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

For the nine months ended September 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $21,866,295. The Company did not hold any derivative instruments prior to December 7, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2019 and December 31, 2018.

As of September 30, 2019:

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$1,504,258	$—	$1,504,258	$—	$1,504,258

Total	$1,504,258	$—	$1,504,258	$—	$1,504,258

As of December 31, 2018:

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$17,406	$—	$17,406	$—	$17,406

Total	$17,406	$—	$17,406	$—	$17,406

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 was as follows:

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,204,871	1,486,852

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$1,204,871	$1,486,852

The Company did not hold any derivative instruments during the nine months ended September 30, 2018.

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2019 and December 31, 2018, the Company had unfunded commitments denominated in USD totaling $66,844,015 and $50,145,587, respectively, under loan and financing agreements. The Company had outstanding unfunded commitments denominated in GBP totaling £3,932,584 and £4,183,722 at September 30, 2019 and December 31, 2018, respectively. The Company also had outstanding unfunded commitments denominated in EUR total €1,867,515 and €0 at September 30, 2019 and December 31, 2018, respectively.

Other Commitments and Contingencies

As of September 30, 2019, the Company had $423.6 million in total capital commitments from investors. Of this amount, $10.0 million was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $36.6 million as of September 30, 2019.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the nine months ended September 30, 2019, the Advisor allocated to the Company $190,668 of equity offering costs and $136,295 of organization costs, of which $108,988 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2019. Since June 26, 2015 (Commencement) through September 30, 2019, the Advisor has allocated to the Company $794,450 of equity offering costs and $567,895 of organization costs.

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

Note 9. Stockholders’ Equity

Since commencement, the Company has entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP and its affiliates, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $36.6 million and $139.6 million as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30, 2019
Quarter Ended	Shares	Amount
September 30, 2019	3,284,155	$65,000,000
June 30, 2019	1,524,312	30,000,000
March 31, 2019	1,330,128	26,000,000

Total Capital Drawdowns	6,138,595	$121,000,000

	For the nine months ended September 30, 2018
Quarter Ended	Shares	Amount
September 30, 2018	1,249,626	$25,000,000
June 30, 2018	991,916	20,000,000
March 31, 2018	741,876	15,000,000

Total Capital Drawdowns	2,983,418	$60,000,000

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

At September 30, 2019 and December 31, 2018, CCG LP and its affiliates owned 2.35% and 2.50%, respectively, of the outstanding common shares of the Company.

For the nine months ended September 30, 2019, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
September 30, 2019	$8,015,361	$0.41
June 30, 2019	$6,660,776	$0.41
March 31, 2019	$6,028,462	$0.41

For the nine months ended September 30, 2018, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
September 30, 2018	$4,464,639	$0.38
June 30, 2018	$3,876,874	$0.37
March 31, 2018	$3,035,614	$0.32

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2019 and December 31, 2018, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net increase (decrease) in net assets resulting from operations	$2,727,730	$4,804,187	$20,100,754	$9,921,121
Weighted average common shares outstanding	18,810,099	11,394,307	16,341,911	10,043,636
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.15	$0.42	$1.23	$0.99

Note 11. Income Taxes

As of September 30, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$702,900,401

Gross unrealized appreciation	$13,413,279
Gross unrealized depreciation	(24,030,934)

Net unrealized investment depreciation	$(10,617,655)

As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$501,196,978

Gross unrealized appreciation	$8,332,193
Gross unrealized depreciation	(16,187,447)

Net unrealized investment depreciation	$(7,855,254)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018, relating to the common shares issued through September 30, 2019 pursuant to the Subscription Agreements:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Per Share Data:(1)
Net asset value, beginning of period	$19.43	$20.10

Net investment income after tax	1.43	1.17
Net realized and unrealized gains (losses) on investments(2)	(0.14)	(0.20)

Net increase (decrease) in net assets resulting from operations	1.29	0.97

Distributions declared from net investment income(3)	(1.23)	(1.08)
Offering costs	(0.01)	(0.02)

Total increase (decrease) in net assets	0.05	(0.13)

Net asset value, end of period	$19.48	$19.97
Shares outstanding, end of period	19,549,661	11,599,480
Weighted average shares outstanding	16,341,911	10,043,636
Total return(4)(5)	8.79%	6.32%

Ratio/Supplemental Data:
Net assets, end of period	$380,823,180	$231,588,668
Ratio of total expenses to average net assets(6)(7)	6.63%	7.39%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.54%	3.13%
Ratio of net investment income to average net assets(6)	10.10%	7.93%
Ratio of interest and credit facility expenses to average net assets(5)	4.10%	3.89%
Ratio of incentive fees to average net assets(5)	1.51%	0.37%
Ratio of portfolio turnover to average investments at fair value(8)	16.80%	21.92%
Asset coverage ratio(9)	2.17	2.12

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Annualized.
(6)	Annualized except for organization expenses.
(7)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 6.68% for the nine months ended September 30, 2019. The GACP II investment was made after September 30, 2018, and as such, the ratio for September 30, 2018 is not affected.

(8)	Not annualized.
(9)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Alcentra Capital Acquisition

On August 12, 2019, the Company entered into an Agreement and Plan of Merger (as amended on September 27, 2019, the “Merger Agreement”) to acquire Alcentra Capital Corporation (“Alcentra Capital”) in a cash and stock transaction (the “Alcentra Acquisition”). The boards of directors of both companies have each unanimously approved the Alcentra Acquisition.

Upon the completion of the Alcentra Acquisition, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition will be converted into the right to receive from the Company, in accordance with the Merger Agreement, (a) approximately $1.50 per share in cash consideration (less certain special dividends (including tax dividends) expected to be declared by Alcentra Capital after the date of the Merger Agreement), and (b) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of the Company’s common stock (the “Exchange Ratio”) (and, if applicable, cash in lieu of fractional shares of the Company’s common stock). The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Alcentra Capital’s common stock before the closing of the Alcentra Acquisition. Based on the number of shares of Alcentra Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 5.2 million of the Company’s shares being exchanged for approximately 12.9 million outstanding shares of Alcentra Capital common stock, subject to adjustment in certain limited circumstances.

The completion of the Alcentra Acquisition is subject to certain conditions, including, among others, Alcentra Capital stockholder approval, Company stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) (early termination of the waiting period was granted on September 10, 2019), and other customary closing conditions.

Additionally, on August 12, 2019, the Company entered into an agreement with the Advisor (the “Transaction Support Agreement”) in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, the Advisor will (a) provide $21.6 million of cash consideration, or approximately $1.68 per share of Alcentra Capital common stock, payable to Alcentra Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing, (b) enter into an amendment to our Investment Advisory Agreement to (i) reduce the management fee from 1.5% to 1.25%, (ii) increase the incentive fee hurdle from 6% to 7% annualized, (iii) waive a portion of the management fee for the six quarters after the transaction so that only 0.75% shall be charged for such time period, and (iv) waive the income based portion of the incentive fee for the six quarters after the transaction and (c) fund up to $1.4 million of expenses that the Company incurs in connection with completing the Alcentra Acquisition. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Alcentra Acquisition, which is subject to the closing conditions described above.

The Company has incurred $1.1 million of transaction expenses in connection with the proposed merger. Transaction expenses are being capitalized and are included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There has been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2019 and for the nine months ended September 30, 2019.

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

The Company is managed by Crescent Cap Advisors, LLC (the “Advisor” and formerly called CBDC Advisors, LLC through August 2019 when the legal entity name change occurred in preparation for the pending acquisition further discussed below), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator” and formerly called CBDC Administration, LLC through August 2019 when the legal entity name change occurred in preparation for the pending acquisition further discussed below) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of five directors, three of whom are independent.

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

Pending Alcentra Capital Acquisition

On August 12, 2019, we entered into an Agreement and Plan of Merger (as amended on September 27, 2019, the “Merger Agreement”) to acquire Alcentra Capital Corporation (“Alcentra Capital”) in a cash and stock transaction (the “Alcentra Acquisition”). The boards of directors of both companies have each unanimously approved the Alcentra Acquisition.

Upon the completion of the Alcentra Acquisition, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition will be converted into the right to receive from us, in accordance with the Merger Agreement, (a) approximately $1.50 per share in cash consideration (less certain special dividends (including tax dividends) expected to be declared by Alcentra Capital after the date of the Merger Agreement), and (b) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of our common stock (the “Exchange Ratio”) (and, if applicable, cash in lieu of fractional shares of the Company’s common stock). The Exchange Ratio was fixed on the date of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of Alcentra Capital’s common stock before the closing of the Alcentra Acquisition. Based on the number of shares of Alcentra Capital common stock outstanding on the date of the Merger Agreement, the above would result in approximately 5.2 million of the our shares of common stock being exchanged for approximately 12.9 million outstanding shares of Alcentra Capital common stock, subject to adjustment in certain limited circumstances.

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

The completion of the Alcentra Acquisition is subject to certain conditions, including, among others, Alcentra Capital stockholder approval, Company stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) (early termination of the waiting period was granted on September 10, 2019), and other customary closing conditions. While there can be no assurances as to the exact timing, or that the Alcentra Acquisition will be completed at all, the Company expects to complete the Alcentra Acquisition as early as first quarter of 2020.

The Merger Agreement also contains certain other termination rights, including in favor of us if the requisite approval of Alcentra Capital’s stockholders is not obtained and in favor of each of Alcentra Capital and us if the Alcentra Acquisition is not completed on or before March 31, 2020. Upon termination of the Merger Agreement under certain specified circumstances, Alcentra Capital may be required to pay us a termination fee of approximately $4.3 million. The Merger Agreement also provides that each party to the Merger Agreement is entitled to specific performance in the event of any breach or to prevent breaches of the Merger Agreement and to enforce specifically the terms and provisions of the Merger Agreement.

Additionally, on August 12, 2019, the Company entered into an agreement with the Advisor (the “Transaction Support Agreement”) in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, our investment adviser will (a) provide $21.6 million of cash consideration, or approximately $1.68 per share of Alcentra Capital common stock, payable to Alcentra Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing, (b) enter into an amendment to our Investment Advisory Agreement to (i) reduce the management fee from 1.5% to 1.25%, (ii) increase the incentive fee hurdle from 6% to 7% annualized, (iii) waive a portion of the management fee for the six quarters after the transaction so that only 0.75% shall be charged for such time period, and (iv) waive the income based portion of the incentive fee for the six quarters after the transaction, and (c) fund up to $1.4 million of expenses that the Company incurs in connection with completing the Alcentra Acquisition. The financial support contemplated by the Transaction Support Agreement is conditioned upon completion of the Alcentra Acquisition, which is subject to the closing conditions described above.

The Alcentra Acquisition is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. If the Alcentra Acquisition qualifies as a reorganization, then generally except to the extent that cash is received, for U.S. federal income tax purposes, no gain or loss will be recognized by Alcentra Capital’s stockholders upon the exchange of their Alcentra Capital common stock for shares of our common stock. To the extent that cash is received, it may be subject to taxation at generally long-term capital gain rates, provided certain holding period and other requirements are met. All stockholders are urged to consult with their tax advisors regarding the implications of the Alcentra Acquisition.

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

As of September 30, 2019 and December 31, 2018, our portfolio at fair value was comprised of the following:

	September 30, 2019		December 31, 2018
($ in millions)	Fair Value (1)	Percentage	Fair Value (1)	Percentage
Senior secured first-lien	$359.5	51.9%	$294.4	59.7%
Unitranche	185.8	26.8	84.9	17.2
Senior secured second-lien	61.7	8.9	75.8	15.3
Unsecured	7.4	1.1	7.2	1.5
Equity & Other	44.6	6.5	31.0	6.3
Senior Loan Fund	33.3	4.8	—	—

Total investments	$692.3	100.0%	$493.3	100.0%

(1)	Excludes unfunded commitments at fair value of $74.1 million and $55.4 million as of September 30, 2019 and December 31, 2018, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September, 2019		Three Months Ended September 30, 2018
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$31.8	28.2%	$54.9	68.0%
Unitranche	79.2	70.1	23.5	29.0
Senior secured second-lien	—	—	2.2	2.7
Unsecured	—	—	—	—
Equity & Other	1.9	1.7	0.2	0.3
Senior Loan Fund	—	—	—	—

Total investment commitments	$112.9	100.0%	$80.8	100.0%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
($ in millions)	Cost	Percentage	Cost	Percentage
Senior secured first-lien	$116.1	36.6%	$139.0	59.5%
Unitranche	154.1	48.6	57.6	24.7
Senior secured second-lien	4.4	1.4	10.0	4.3
Unsecured	—	—	0.0	0.0
Equity & Other	2.5	0.8	26.9	11.5
Senior Loan Fund	40.0	12.6	—	—

Total investment commitments	$317.1	100.0%	$233.5	100.0%

For the three months ended September 30, 2019, we had principal repayments of $36.9 million. For this period, we had sales of securities in four portfolio companies aggregating approximately $1.6 million in net proceeds. For the three months ended September 30, 2019, we had a net of unfunded commitments portfolio increase of $75.0 million aggregate principal amount (amortized cost).

For the three months ended September 30, 2018, we had principal repayments of $25.5 million. For this period, we had no sales of securities. For the three months ended September 30, 2018, we had a net of unfunded commitments portfolio increase of $52.7 million aggregate principal amount (amortized cost).

For the nine months ended September 30, 2019, we had principal repayments of $92.7 million. For this period, we had sales of securities in ten portfolio companies aggregating approximately $4.4 million in net proceeds. For the nine months ended September 30, 2019, we had a net of unfunded commitments portfolio increase of $202.2 million aggregate principal amount (amortized cost).

For the nine months ended September 30, 2018, we had principal repayments of $78.0 million. For this period, we had sales of securities in five portfolio companies aggregating approximately $2.4 million in net proceeds. For the nine months ended September 30, 2018, we had a net of unfunded commitments portfolio increase of $132.5 million aggregate principal amount (amortized cost).

The following table presents certain selected information regarding our investment portfolio at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Weighted average total yield to maturity of debt and income producing securities (at fair value)	8.5%	9.2%
Weighted average total yield to maturity of debt and income producing securities (at cost)	8.3%	9.0%
Weighted average interest rate of debt and income producing securities	7.7%	8.5%
Percentage of debt bearing a floating rate	97.7%	95.2%
Percentage of debt bearing a fixed rate	2.3%	4.8%
Number of portfolio companies	96	86

The following table shows the amortized cost of our performing and non-accrual debt and income producing investments as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$606.7	96.6%	$488.1	97.5%
Non-accrual	21.4	3.4	12.6	2.5

Total assets	$628.1	100.0%	$500.7	100.0%

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

As of September 30, 2019, the Company had two portfolio companies with four investment positions on non-accrual status, which represented 3.4% and 1.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

The remaining debt investments were performing and current on their interest payments as of September 30, 2019 and December 31, 2018.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2019 and December 31, 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2019		December 31, 2018
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$8.5	1.2%	$4.4	0.9%
2	624.3	90.2	441.1	89.4
3	51.0	7.4	40.9	8.3
4	6.6	0.9	6.9	1.4
5	1.9	0.3	—	—

Total	$692.3	100.0%	$493.3	100.0%

As of September 30, 2019, the Company had two portfolio companies with four investment positions on non-accrual status, which represented 3.4% and 1.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

The remaining debt investments were performing and current on their interest payments as of September 30, 2019 and December 31, 2018.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2019 and September 30, 2018, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Total investment income	$14,835,807	$8,723,747	$38,809,893	$22,785,680
Less: Total expenses	5,659,160	3,848,527	15,422,678	11,019,396

Net investment income before taxes	$9,176,647	$4,875,220	$23,387,215	$11,766,284
Income and excise taxes	8,417	880	14,096	7,701

Net investment income	9,168,230	4,874,340	23,373,119	11,758,583
Net realized gain (loss) on investments (1)	(24,255)	32,697	(455,960)	(181,462)
Net unrealized appreciation (depreciation) on investments (1)	(7,595,553)	(114,625)	(3,797,979)	(1,673,273)
Net unrealized appreciation (depreciation) on foreign currency forward contracts	1,204,871	—	1,486,852	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(25,563)	11,775	(505,278)	17,274

Net increase in net assets resulting from operations	$2,727,730	$4,804,187	$20,100,754	$9,921,122

(1)	Includes foreign currency transactions and translation.

Investment Income

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest from investments	$12,833,646	$8,364,283	$34,726,612	$22,214,789
Dividend Income	1,914,732	202,803	3,396,013	202,803
Other income	87,429	156,661	687,268	368,088

Total	$14,835,807	$8,723,747	$38,809,893	$22,785,680

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $8.4 million for the three months ended September 30, 2018 to $12.8 million for the three months ended September 30, 2019, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $423.4 million during the three months ended September 30, 2018 to $665.4 million during the three months ended September 30, 2019. Included in interest from investments for the three months ended September 30, 2019 and 2018 is $0.0 million and $0.0 million, respectively, in prepayment fees and $0.7 million and $0.3 million, respectively, in accelerated accretion of upfront fees. Dividend income increased from $0.2 million for the three months ended September 30, 2018, to $1.9 million for the three months ended September 30, 2019 primarily relating to the Company’s investments in GACP II and the Senior Loan Fund. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Interest from investments, which includes amortization of upfront fees and prepayment fees, increased from $22.2 million for the nine months ended September 30, 2018 to $34.7 million for the nine months ended September 30, 2019, due to the increase in the size of our portfolio. The average size of our total investment portfolio increased from $372.6 million during the nine months ended September 30, 2018 to $589.1 million during the nine months ended September 30, 2019. Included in interest from investments for the nine months ended September 30, 2019 and 2018 is $0.3 million and $0.0 million, respectively, in prepayment fees and $1.3 million and $0.7 million, respectively, in accelerated accretion of upfront fees. Dividend income increased from $0.2 million for the nine months ended September 30, 2018, to $3.4 million for the nine months ended September 30, 2019 primarily relating to the Company’s investment in GACP II and the Senior Loan Fund. Other investment income relates to the amortization of loan administration fees earned as the administration agent and other miscellaneous fee income.

Expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest and credit facility expenses	$3,523,741	$2,175,202	$9,505,979	$5,783,370
Management fees, net	1,249,656	888,973	3,352,751	2,421,971
Income Incentive Fees	—	—	—	554,977
Directors’ fees	72,500	72,500	217,500	217,500
Professional fees	202,297	200,097	586,702	575,177
Organization expenses	45,432	40,564	136,295	97,354
Other general and administrative expenses	565,534	471,191	1,623,451	1,369,047

Total expenses	$5,659,160	$3,848,527	$15,422,678	$11,019,396

Interest and credit facility expenses

Interest and credit facility expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility II, SPV Asset Facility, and Corporate Revolving Facility. The Company first drew on the SPV Asset Facility in April 2016, the Revolving Credit Facility II in June 2017, and the Corporate Revolving Facility in August 2019. Interest and credit facility expenses increased from $2.2 million for the three months ended September 30, 2018 to $3.5 million for the three months ended September 30, 2019. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $190.5 million for the three months ended September 30, 2018 to $291.5 million for the three months ended September 30, 2019 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 4.1% for the three months ended September 30, 2018 to 4.3% for the three months ended September 30, 2019.

Interest and credit facility expenses increased from $5.8 million for the nine months ended September 30, 2018 to $9.5 million for the nine months ended September 30, 2019. This increase was primarily due to an increase 1) in the weighted average debt outstanding from $169.9 million for the nine months ended September 30, 2018 to $259.6 million for the nine months ended September 30, 2019 and 2) an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 4.0% for the nine months ended September 30, 2018 to 4.5% for the nine months ended September 30, 2019.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). Management fees, net of waived management fees, increased from $0.9 million for the three months ended September 30, 2018 to $1.2 million for the three months ended September 30, 2019 due to the increase in total assets, which increased from an average of $435.9 million for the three months ended September 30, 2018 to an average of $676.6 million for the three months ended September 30, 2019. Waived management fees for the three months ended September 30, 2019 and September 30, 2018 were approximately $1.3 million and $0.7 million, respectively. The Advisor is not permitted to recoup any waived amounts at any time.

Management fees, net of waived management fees, increased from $2.4 million for the nine months ended September 30, 2018 to $3.4 million for the nine months ended September 30, 2019 due to the increase in total assets, which increased from an average of $385.5 million for the nine months ended September 30, 2018 to an average of $598.4 million for the nine months ended September 30, 2019. Waived management fees for the nine months ended September 30, 2019 and September 30, 2018 were approximately $3.2 million and $1.8 million, respectively.

Income incentive fees

Income incentive fees, net of waivers, remained flat at zero from the three months ended September 30, 2018 to the three months ended September 30, 2019. Income incentive fees, net of waivers, decreased from $0.6 million for the nine months ended September 30, 2018 to zero for the nine months ended September 30, 2019. The decrease was due to the Advisor agreeing to waive its rights to income incentive fees effective April 1, 2018. For the three and nine months ended September 30, 2019, income incentive fees as a percentage of Pre-Incentive Fee Net Investment Income was 0.0% and 0.0%, respectively, compared to 0.0% and 4.5% for the three and nine months ended September 30, 2018. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. Waived income incentive fees for the three and nine months ended September 30, 2019 were approximately $1.4 million and $3.5 million, respectively, compared to $0.7 million and $1.3 million for the three and nine months ended September 30, 2018. The Advisor is not permitted to recoup any waived amounts at any time.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with the operations and investment activity of the Company. Professional fees remained flat at $0.2 million for the three months ended September 30, 2019 and September 30, 2018, respectively, while other general and administrative expenses increased from $0.5 million for the three months ended September 30, 2018 to $0.6 million for the three months ended September 30, 2019. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Professional fees remained flat at $0.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, while other general and administrative expenses increased from $1.4 million for the nine months ended September 30, 2018 to $1.6 million for the nine months ended September 30, 2019. The net increase in costs was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We have agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to the Company. For the three and nine months ended September 30, 2019, we called $65.0 million and $121.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Advisor also allocated $0.1 million and $0.2 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

During the three and nine months ended September 30, 2018, we called $25.0 and $60.0 million, respectively, and the Advisor allocated $0.0 million and $0.1 million, respectively of organization costs to the Company, which was included in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Advisor also allocated $0.0 million and $0.1 million, respectively of equity offering costs to the Company that was recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

Income Tax Expense, Including Excise Tax

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must generally (among other requirements) timely distribute to our stockholders at least 90% of our investment company taxable income, as defined by the Code, for each year. In order to maintain our RIC status, we intend to make the requisite distributions to our stockholders which will generally relieve us from corporate-level income taxes. In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2019, the Company expensed an excise tax of $8,417 and $8,417, respectively, of which $0 remained payable and relates to fiscal year 2018. For the three and nine months ended September 30, 2018, the Company expensed an excise tax of $80 and $80, respectively, of which $0 remained payable.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and nine months ended September 30, 2019 and September 30, 2018, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Realized losses on investments	$(162,488)	$—	$(482,301)	$(234,477)
Realized gains on investments	96,449	0	96,449	15,158
Realized gains on foreign currency transactions	43,301	1,204	(56,305)	6,372
Realized losses on foreign currency transactions	(1,517)	31,493	(13,803)	31,485

Net realized gains (losses)	$(24,255)	$32,697	$(455,960)	$(181,462)

Change in unrealized depreciation on investments	$(6,193,074)	$(1,165,972)	$(7,916,429)	$(4,195,104)
Change in unrealized appreciation on investments	(43,543)	1,071,579	5,108,003	2,583,333
Change in unrealized depreciation on foreign currency translation	(1,360,333)	3,112	(1,018,676)	46,823
Change in unrealized appreciation on foreign currency translation	1,396	(23,344)	29,123	(108,325)
Change in unrealized appreciation on foreign currency forwards	1,204,871	—	1,486,852	—
Change in unrealized depreciation on foreign currency forwards	—	—	—	—

Net unrealized appreciation (depreciation)	$(6,390,683)	$(114,625)	$(2,311,127)	$(1,673,273)

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

During the nine months ended September 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $21,866,295. We did not enter into any interest rate, foreign exchange or other derivative agreements during the nine months ended September 30, 2018.

Senior Loan Fund

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland through the Senior Loan Fund. Masterland is a wholly owned subsidiary of China Orient Asset Management (International) Holding Limited (HK). The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. Each of the Company and Masterland have subscribed to fund $40 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, the Company does not consolidate. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of September 30, 2019, the Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	September 30, 2019
Member	Subscribed to fund	Contributed
Company	$40,000,000	$34,000,000
Masterland	40,000,000	34,000,000

Total	$80,000,000	$68,000,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), which permitted up to $300.0 million of borrowings as of September 30, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of September 30, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $283,069,106.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of September 30, 2019:

As of September 30, 2019 (Unaudited)
Total senior secured debt(1)	$285,900,862
Weighted average current interest rate on senior secured debt(2)	5.1%
Number of borrowers in the Senior Loan Fund’s portfolio	169
Largest loan to a single borrower	$3,585,296
(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments
United States
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.	Senior Secured First Lien	L + 400	(1)	6.10%	04/2026	$487,762	$490,157	0.7%	$490,657
TransDigm, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	06/2023	744,333	736,946	1.1	743,503
TransDigm, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	08/2024	249,366	247,849	0.4	248,630
TransDigm, Inc.	Senior Secured First Lien	L + 250	(1)	4.54%	05/2025	1,989,272	1,966,514	3.0	1,983,961

						3,470,733	3,441,466	5.2	3,466,751

Air Transport
American Airlines, Inc.(3)	Senior Secured First Lien	L + 175	(2)	3.80%	06/2025	3,500,000	3,442,208	5.2	3,469,130

Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 350	(1)	5.66%	05/2026	1,432,454	1,431,940	2.1	1,432,841
Mister Car Wash Holdings, Inc.(4)	Senior Secured First Lien	L + 350	(1)	3.50%	05/2026	—	49	—	20
Wand NewCo 3, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	02/2026	1,496,250	1,502,308	2.3	1,505,602

						2,928,704	2,934,297	4.4	2,938,463

Building & Development
Capital Automotive L.P.(3)	Senior Secured First Lien	L + 250	(2)	4.55%	03/2024	742,359	744,215	1.1	743,870
DTZ U.S. Borrower LLC	Senior Secured First Lien	L + 325	(2)	5.29%	08/2025	2,983,672	2,988,355	4.5	2,992,995
Forest City Enterprises, L.P.	Senior Secured First Lien	L + 400	(2)	6.04%	12/2025	994,987	1,002,179	1.5	1,003,539
Realogy Group LLC	Senior Secured First Lien	L + 225	(2)	4.30%	02/2025	2,997,407	2,932,998	4.3	2,860,666

						7,718,425	7,667,747	11.4	7,601,070

Business Equipment & Services
Almonde, Inc.	Senior Secured First Lien	L + 350	(5)	5.70%	06/2024	2,486,646	2,463,013	3.6	2,424,604
Belfor Holdings Inc.	Senior Secured First Lien	L + 400	(2)	6.04%	04/2026	638,400	638,400	1.0	642,390
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 425	(6)	6.52%	06/2024	1,741,729	1,708,910	2.6	1,706,894
EAB Global, Inc.	Senior Secured First Lien	L + 375	(1)	6.38%	11/2024	1,492,424	1,486,560	2.2	1,476,873
Financial & Risk US Holdings, Inc.	Senior Secured First Lien	L + 375	(2)	5.79%	10/2025	1,492,481	1,472,423	2.3	1,502,123
IG Investment Holdings, LLC	Senior Secured First Lien	L + 400	(2)	6.04%	05/2025	2,205,826	2,204,321	3.3	2,199,209
IRI Holdings, Inc.	Senior Secured First Lien	L + 450	(1)	6.62%	12/2025	2,332,628	2,321,593	3.4	2,250,263
Iron Mountain, Inc.	Senior Secured First Lien	L + 175	(2)	3.79%	01/2026	1,488,665	1,467,936	2.2	1,478,118
Jane Street Group, LLC	Senior Secured First Lien	L + 300	(2)	5.04%	08/2022	2,266,098	2,262,688	3.4	2,263,265
MA FinanceCo., LLC	Senior Secured First Lien	L + 250	(2)	4.54%	06/2024	193,467	191,367	0.3	191,371
Netsmart, Inc.	Senior Secured First Lien	L + 375	(2)	5.79%	04/2023	1,571,976	1,566,594	2.3	1,559,212
OEConnection LLC(3)	Senior Secured First Lien	L + 400	(1)	6.02%	09/2026	1,096,104	1,090,712	1.7	1,094,049
OEConnection LLC(4) (7)	Senior Secured First Lien				09/2026	—	3	—	(195)
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 325	(8)	5.21%	09/2026	2,500,051	2,494,108	3.7	2,476,226
PSAV Holdings LLC	Senior Secured First Lien	L + 325	(8)	5.29%	03/2025	1,493,684	1,460,386	2.2	1,448,873

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
PSAV Holdings LLC(3)	Senior Secured First Lien	L + 450	(1)	6.55%	09/2026	$250,000	$245,000	0.4%	$246,094
Seattle Spinco, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	06/2024	1,306,533	1,292,346	1.9	1,292,376
Spin Holdco Inc.	Senior Secured First Lien	L + 325	(1)	5.57%	11/2022	1,990,456	1,971,545	2.9	1,960,599
TruGreen Limited Partnership	Senior Secured First Lien	L + 375	(2)	5.79%	03/2026	1,415,188	1,417,122	2.1	1,422,270
USIC Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	12/2023	1,489,818	1,477,439	2.2	1,480,507

						29,452,174	29,232,466	43.7	29,115,121

Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 200	(2)	4.05%	04/2025	2,234,839	2,234,028	3.4	2,250,907
CSC Holdings, LLC	Senior Secured First Lien	L + 225	(2)	4.28%	01/2026	1,496,241	1,491,434	2.2	1,497,737
CSC Holdings, LLC	Senior Secured First Lien	L + 250	(2)	4.53%	01/2026	1,989,924	1,989,925	3.0	1,995,059
CSC Holdings, LLC(4)	Senior Secured First Lien				04/2027	—	—	—	1,219
Radiate Holdco, LLC	Senior Secured First Lien	L + 300	(2)	5.04%	02/2024	1,739,799	1,726,342	2.6	1,735,745
Virgin Media Bristol LLC	Senior Secured First Lien	L + 250	(2)	4.53%	01/2026	1,500,000	1,494,100	2.3	1,502,093

						8,960,803	8,935,829	13.5	8,982,760

Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200	(2)	4.04%	10/2024	2,559,452	2,543,692	3.8	2,552,656
Ineos US Finance LLC	Senior Secured First Lien	L + 200	(6)	4.04%	03/2024	2,981,041	2,958,150	4.4	2,950,694
Messer Industries GmbH	Senior Secured First Lien	L + 250	(1)	4.60%	03/2026	2,243,447	2,226,189	3.4	2,241,911
PMHC II, Inc.	Senior Secured First Lien	L + 350	(1)	5.60%	03/2025	749,338	738,479	0.9	610,711
PQ Corporation	Senior Secured First Lien	L + 250	(1)	4.76%	02/2025	913,607	912,486	1.4	916,462
Univar Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	07/2024	1,500,000	1,498,239	2.3	1,506,090

						10,946,885	10,877,235	16.2	10,778,524

Consumer Services
MHI Holdings, LLC(3)	Senior Secured First Lien	L + 500	(2)	7.04%	09/2026	1,250,000	1,237,500	1.9	1,251,563
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	05/2025	1,699,935	1,686,560	2.5	1,700,147

						2,949,935	2,924,060	4.4	2,951,710

Containers & Glass Products
Anchor Packaging Inc.	Senior Secured First Lien	L + 400	(2)	6.04%	07/2026	826,257	823,712	1.3	823,158
Anchor Packaging Inc.(4) (7)	Senior Secured First Lien				07/2026	—	110	—	(678)
Berlin Packaging LLC	Senior Secured First Lien	L + 300	(2)	5.11%	11/2025	1,241,190	1,221,934	1.8	1,221,567
Berry Global, Inc.	Senior Secured First Lien	L + 250	(2)	4.55%	07/2026	2,992,500	2,985,211	4.5	3,010,410
BWAY Holding Company	Senior Secured First Lien	L + 325	(1)	5.59%	04/2024	1,244,908	1,213,306	1.8	1,221,049
Consolidated Container Company LLC	Senior Secured First Lien	L + 275	(2)	4.79%	05/2024	1,492,405	1,486,005	2.2	1,486,809
Plaze, Inc.	Senior Secured First Lien	L + 350	(1)	5.63%	08/2026	1,681,000	1,672,723	2.5	1,678,899
Pro Mach Group, Inc.	Senior Secured First Lien	L + 275	(2)	4.81%	03/2025	1,741,791	1,707,718	2.6	1,699,884
Reynolds Group Holdings Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	02/2023	2,984,655	2,966,335	4.5	2,993,549

						14,204,706	14,077,054	21.2	14,134,647

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Diversified Insurance
Acrisure, LLC	Senior Secured First Lien	L + 425	(1)	6.35%	11/2023	$2,984,772	$2,989,302	4.5%	$2,973,579

Drugs
Albany Molecular Research, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	08/2024	1,741,117	1,730,465	2.6	1,720,807
Amneal Pharmaceuticals LLC	Senior Secured First Lien	L + 350	(2)	5.56%	05/2025	3,234,880	3,210,008	4.1	2,777,953

						4,975,997	4,940,473	6.7	4,498,760

Electronics/Electrical
Blackhawk Network Holdings, Inc.	Senior Secured First Lien	L + 300	(2)	5.04%	06/2025	1,989,924	1,982,338	3.0	1,986,601
Camelot UK Holdco Limited	Senior Secured First Lien	L + 325	(2)	5.29%	10/2023	1,741,251	1,744,714	2.6	1,754,136
CommScope, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	04/2026	1,500,000	1,504,511	2.2	1,497,323
Compuware Corporation	Senior Secured First Lien	L + 400	(2)	6.04%	08/2025	1,991,635	1,998,729	3.0	2,002,430
Dell International LLC	Senior Secured First Lien	L + 200	(2)	4.05%	09/2025	2,888,511	2,882,991	4.4	2,905,539
ON Semiconductor Corporation(3)	Senior Secured First Lien	L + 200	(2)	4.04%	09/2026	772,000	770,070	1.2	776,346
Sabre GLBL Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	02/2024	1,493,956	1,491,949	2.2	1,501,934
SS&C Technologies Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	04/2025	2,012,291	2,013,588	3.0	2,021,547
Verifone Systems, Inc.	Senior Secured First Lien	L + 400	(1)	6.14%	08/2025	2,147,207	2,125,261	3.1	2,057,293
Western Digital Corporation	Senior Secured First Lien	L + 175	(1)	3.86%	04/2023	1,993,700	1,977,308	3.0	1,992,035
WEX Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	05/2026	3,233,750	3,233,151	4.9	3,256,548

						21,764,225	21,724,610	32.6	21,751,732

Financial Intermediaries
Apollo Commercial Real Estate Finance, Inc	Senior Secured First Lien	L + 275	(2)	4.78%	05/2026	1,745,601	1,741,333	2.6	1,743,419
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400	(5)	6.20%	12/2022	751,451	752,305	1.1	754,742
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 175	(2)	3.79%	01/2025	3,000,000	2,997,692	4.5	3,015,780
Citadel Securities LP	Senior Secured First Lien	L + 350	(2)	5.54%	02/2026	1,536,430	1,534,572	2.3	1,543,152
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325	(2)	5.31%	07/2025	745,619	746,527	1.1	747,680
FinCo I LLC	Senior Secured First Lien	L + 200	(2)	4.04%	12/2022	1,500,000	1,497,733	2.3	1,505,910
Focus Financial Partners, LLC	Senior Secured First Lien	L + 250	(2)	4.54%	07/2024	997,475	996,627	1.5	1,003,260
Jefferies Finance LLC	Senior Secured First Lien	L + 375	(2)	5.88%	06/2026	1,827,025	1,828,287	2.8	1,829,026
Kestra Advisor Services Holdings A, Inc.	Senior Secured First Lien	L + 425	(2)	6.36%	06/2026	783,988	776,449	1.2	767,328
RPI Finance Trust	Senior Secured First Lien	L + 200	(2)	4.04%	03/2023	2,936,508	2,933,851	4.4	2,955,317
Sedgwick Claims Management Services, Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	12/2025	2,106,468	2,091,146	3.1	2,074,703
Starwood Property Trust, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	07/2026	756,000	755,986	1.2	757,417
VFH Parent LLC	Senior Secured First Lien	L + 350	(5)	6.04%	03/2026	1,749,333	1,752,697	2.6	1,754,433
Victory Capital Holdings, Inc.	Senior Secured First Lien	L + 325	(1)	5.57%	07/2026	938,403	936,636	1.4	943,681

						21,374,301	21,341,841	32.1	21,395,848

Food products
Dole Food Company Inc.	Senior Secured First Lien	L + 275	(2)	4.80%	04/2024	1,728,748	1,720,028	2.5	1,709,610

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Hearthside Food Solutions, LLC	Senior Secured First Lien	L + 369	(2)	5.73%	05/2025	$1,743,696	$1,713,608	2.5%	$1,646,049

						3,472,444	3,433,636	5.0	3,355,659

Food Service
IRB Holding Corp	Senior Secured First Lien	L + 325	(1)	5.55%	02/2025	2,239,266	2,234,443	3.4	2,232,425
Whatabrands LLC	Senior Secured First Lien	L + 325	(1)	5.52%	08/2026	736,000	736,406	1.1	740,236

						2,975,266	2,970,849	4.5	2,972,661

Food/Drug Retailers
Albertsons, LLC	Senior Secured First Lien	L + 275	(2)	4.79%	11/2025	1,239,910	1,235,213	1.9	1,248,911
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	02/2024	2,238,693	2,244,646	3.3	2,248,208

						3,478,603	3,479,859	5.2	3,497,119

Health Care
ADMI Corp.	Senior Secured First Lien	L + 275	(2)	4.79%	04/2025	1,989,931	1,969,149	3.0	1,974,758
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 350	(2)	5.55%	05/2023	1,737,176	1,713,400	2.6	1,721,976
Avantor, Inc.	Senior Secured First Lien	L + 300	(2)	5.04%	11/2024	1,375,679	1,381,391	2.1	1,388,149
CHG Healthcare Services Inc.	Senior Secured First Lien	L + 300	(2)	5.04%	06/2023	2,010,308	2,007,754	3.0	2,012,198
Comet Acquisition, Inc.	Senior Secured First Lien	L + 350	(1)	5.62%	10/2025	1,492,481	1,491,298	2.2	1,477,556
DaVita, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	08/2026	1,430,000	1,426,438	2.2	1,439,753
Emerald TopCo Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	07/2026	1,739,000	1,736,296	2.6	1,736,826
Envision Healthcare Corporation	Senior Secured First Lien	L + 375	(2)	5.79%	10/2025	1,490,616	1,428,337	1.8	1,220,904
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375	(2)	5.81%	07/2025	2,209,471	2,212,170	3.3	2,224,661
HCA Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	03/2025	743,076	743,940	1.1	746,468
Heartland Dental, LLC	Senior Secured First Lien	L + 375	(2)	5.79%	04/2025	1,211,333	1,191,006	1.8	1,188,051
Heartland Dental, LLC(4) (7)	Senior Secured First Lien				04/2025	1	(454)	—	(526)
IQVIA Inc.	Senior Secured First Lien	L + 175	(1)	3.85%	06/2025	1,489,943	1,486,375	2.3	1,493,907
NVA Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	02/2025	748,125	748,125	1.1	749,060
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450	(2)	6.55%	11/2025	1,488,750	1,483,549	2.2	1,492,360
Sound Inpatient Physicians	Senior Secured First Lien	L + 275	(2)	4.79%	06/2025	746,222	746,831	1.1	746,595
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325	(2)	5.30%	09/2024	1,489,237	1,469,567	2.2	1,462,245
Syneos Health, Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	08/2024	1,271,763	1,272,019	1.9	1,278,389
Tecomet Inc.	Senior Secured First Lien	L + 325	(2)	5.28%	05/2024	746,183	746,183	1.1	742,919
U.S. Renal Care, Inc.	Senior Secured First Lien	L + 500	(2)	7.06%	06/2026	1,242,150	1,217,994	1.8	1,179,421
Verscend Holding Corp.	Senior Secured First Lien	L + 450	(2)	6.54%	08/2025	2,238,694	2,248,427	3.4	2,250,357
Viant Medical Holdings, Inc.	Senior Secured First Lien	L + 375	(1)	5.85%	07/2025	745,296	747,507	1.1	698,715
VVC Holding Corp.	Senior Secured First Lien	L + 450	(1)	6.68%	02/2026	1,492,500	1,480,787	2.2	1,491,105

						31,127,935	30,948,089	46.1	30,715,847

Industrial Equipment
Clark Equipment Company	Senior Secured First Lien	L + 200	(1)	4.10%	05/2024	1,469,631	1,466,169	2.2	1,474,841

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
LTI Holdings, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	09/2025	$994,975	$965,711	1.4%	$943,982
Playpower, Inc.	Senior Secured First Lien	L + 550	(1)	7.60%	05/2026	218,253	216,153	0.3	218,526
Sabre Industries, Inc.	Senior Secured First Lien	L + 425	(2)	6.31%	04/2026	748,750	745,171	1.2	753,198

						3,431,609	3,393,204	5.1	3,390,547

Leisure Goods/Activities/Movies
Crown Finance US, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	02/2025	2,011,564	1,989,448	3.0	2,000,762
Crown Finance US, Inc.(3)	Senior Secured First Lien	L + 250	(2)	4.54%	09/2026	1,000,000	995,000	1.5	999,375
Hoya Midco, LLC	Senior Secured First Lien	L + 350	(2)	5.54%	06/2024	1,491,338	1,482,592	2.2	1,474,561
Six Flags Theme Parks, Inc.	Senior Secured First Lien	L + 200	(2)	4.05%	04/2026	1,516,587	1,512,989	2.3	1,520,378
SP PF Buyer LLC	Senior Secured First Lien	L + 450	(1)	6.54%	12/2025	746,250	745,685	1.0	666,651
UFC Holdings, LLC	Senior Secured First Lien	L + 325	(2)	5.30%	04/2026	1,743,309	1,744,814	2.6	1,749,969
Varsity Brands, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	12/2024	1,741,779	1,730,810	2.5	1,689,961

						10,250,827	10,201,338	15.1	10,101,657

Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	10/2023	2,485,191	2,482,627	3.7	2,486,147
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200	(2)	4.04%	03/2025	2,484,556	2,481,437	3.7	2,493,699
Scientific Games International, Inc.	Senior Secured First Lien	L + 275	(6)	4.90%	08/2024	2,483,614	2,456,580	3.7	2,466,242
Seminole Tribe of Florida	Senior Secured First Lien	L + 175	(2)	3.79%	07/2024	903,905	902,641	1.4	909,934
VICI Properties 1 LLC	Senior Secured First Lien	L + 200	(2)	4.05%	12/2024	2,000,000	1,991,633	3.0	2,008,330
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175	(2)	3.79%	05/2025	2,244,429	2,243,176	3.4	2,257,682

						12,601,695	12,558,094	18.9	12,622,034

Nonferrous Metals/Minerals
Dynacast International LLC	Senior Secured First Lien	L + 325	(1)	5.35%	01/2022	746,094	727,052	1.1	719,048

Oil & Gas
Blackstone CQP Holdco LP	Senior Secured First Lien	L + 350	(1)	5.66%	09/2024	1,422,352	1,420,939	2.1	1,430,225
Delek US Holdings, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	03/2025	1,196,432	1,191,057	1.8	1,195,684
Prairie ECI Acquiror LP	Senior Secured First Lien	L + 475	(1)	6.85%	03/2026	1,130,659	1,137,850	1.7	1,108,402

						3,749,443	3,749,846	5.6	3,734,311

Property & Casualty Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	10/2024	2,982,740	2,972,152	4.5	2,974,821
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.04%	11/2023	1,739,579	1,741,333	2.6	1,748,277
Asurion LLC	Senior Secured First Lien	L + 300	(2)	5.04%	11/2024	1,243,703	1,243,703	1.9	1,249,318

						5,966,022	5,957,188	9.0	5,972,416

Publishing
Meredith Corporation	Senior Secured First Lien	L + 275	(2)	4.79%	01/2025	2,487,917	2,487,727	3.7	2,493,676
Merrill Communications, LLC(3)	Senior Secured First Lien	L + 500	(2)	7.05%	09/2026	1,250,000	1,237,500	1.9	1,246,875
Nielsen Finance LLC	Senior Secured First Lien	L + 200	(2)	4.04%	10/2023	2,990,066	2,980,479	4.5	2,991,935

						6,727,983	6,705,706	10.1	6,732,486

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Radio & Television
Diamond Sports Group, LLC	Senior Secured First Lien	L + 325	(2)	5.30%	08/2026	$1,971,000	$1,964,169	3.0%	$1,985,171
Gray Television, Inc.	Senior Secured First Lien	L + 250	(1)	4.83%	01/2026	1,490,616	1,488,853	2.2	1,497,964
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.35%	01/2024	268,618	267,208	0.4	269,290
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	01/2024	1,348,436	1,341,512	2.0	1,351,807
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 275	(1)	4.81%	09/2026	1,968,242	1,966,184	3.0	1,979,461
Sinclair Television Group Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	09/2026	925,000	920,407	1.4	929,912

						7,971,912	7,948,333	12.0	8,013,605

Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500	(2)	7.04%	09/2024	1,490,497	1,469,484	2.2	1,438,329
Men’s Wearhouse, Inc. (The)	Senior Secured First Lien	L + 325	(2)	5.35%	04/2025	1,488,013	1,448,310	1.9	1,264,812
Staples, Inc.	Senior Secured First Lien	L + 500	(1)	7.12%	04/2026	1,015,862	1,002,451	1.5	1,003,270

						3,994,372	3,920,245	5.6	3,706,411

Software & Services
DCert Buyer, Inc.(3)	Senior Secured First Lien	L + 400	(2)	6.05%	08/2026	2,000,000	1,995,000	3.0	1,996,250

Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200	(2)	4.05%	02/2025	1,490,521	1,480,190	2.2	1,492,615
XPO Logistics, Inc.	Senior Secured First Lien	L + 200	(2)	4.04%	02/2025	500,000	493,663	0.8	503,040
XPO Logistics, Inc.	Senior Secured First Lien	L + 250	(2)	4.54%	02/2025	1,220,477	1,218,311	1.8	1,230,204

						3,210,998	3,192,164	4.8	3,225,859

Telecommunications
Avaya, Inc.	Senior Secured First Lien	L + 425	(2)	6.28%	12/2024	2,736,076	2,740,564	3.9	2,606,974
CenturyLink, Inc.	Senior Secured First Lien	L + 275	(2)	4.79%	01/2025	2,824,466	2,789,534	4.2	2,809,962
Level 3 Financing Inc.	Senior Secured First Lien	L + 225	(2)	4.29%	02/2024	3,000,000	2,999,829	4.5	3,010,320
Sprint Communications, Inc.	Senior Secured First Lien	L + 300	(2)	5.06%	02/2024	1,985,000	1,985,000	3.0	1,982,519

						10,545,542	10,514,927	15.6	10,409,775

Utilities
Brookfield WEC Holdings Inc.	Senior Secured First Lien	L + 350	(2)	5.54%	08/2025	1,604,458	1,607,146	2.4	1,611,485
Calpine Corporation	Senior Secured First Lien	L + 250	(1)	4.61%	01/2024	1,340,410	1,332,732	2.0	1,345,564
Calpine Corporation	Senior Secured First Lien	L + 275	(1)	4.86%	04/2026	1,650,862	1,641,164	2.5	1,657,160
Eastern Power, LLC	Senior Secured First Lien	L + 375	(2)	5.79%	10/2023	1,618,565	1,617,898	2.5	1,626,091
Nautilus Power, LLC	Senior Secured First Lien	L + 425	(2)	6.29%	05/2024	1,082,656	1,082,816	1.6	1,080,626
Talen Energy Supply, LLC	Senior Secured First Lien	L + 375	(2)	5.79%	07/2026	1,753,000	1,738,255	2.6	1,753,000
TEX Operations Co. LLC	Senior Secured First Lien	L + 200	(2)	4.04%	08/2023	337,003	337,559	0.5	338,478
Vistra Operations Company LLC	Senior Secured First Lien	L + 200	(2)	4.04%	12/2025	466,080	462,785	0.7	467,991

						9,853,034	9,820,355	14.8	9,880,395

Total Debt Investments United States						$257,335,439	$256,044,473	382.6%	$255,104,175

Total United States							$256,044,473	382.6%	$255,104,175

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Canada
Debt Investments
Aerospace & Defense
1199169 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 400	(1)	6.10%	04/2026	$262,238	$263,525	0.4%	$263,794

Air Transport
Air Canada	Senior Secured First Lien	L + 200	(2)	4.04%	10/2023	1,734,933	1,739,526	2.6	1,743,877
WestJet Airlines Ltd.(3)	Senior Secured First Lien	L + 300	(2)	5.05%	08/2026	1,263,000	1,261,997	1.9	1,273,956

						2,997,933	3,001,523	4.5	3,017,833

Automotive
Panther BF Aggregator 2 LP	Senior Secured First Lien	L + 350	(2)	5.54%	04/2026	1,991,800	1,977,652	3.0	1,980,845

Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 225	(2)	4.29%	02/2024	3,357,295	3,343,498	5.1	3,372,403

Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien	L + 375	(2)	5.79%	06/2025	746,438	736,919	1.1	735,085

Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325	(1)	5.60%	10/2025	1,243,722	1,244,538	1.8	1,235,688

Total Debt Investments Canada						$10,599,426	$10,567,655	15.9%	$10,605,648

Total Canada							$10,567,655	15.9%	$10,605,648

Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 225	(1)	4.46%	11/2024	943,934	944,467	1.4	948,063
Belron Finance US LLC	Senior Secured First Lien	L + 225	(1)	4.43%	11/2025	298,496	298,496	0.5	300,175

						1,242,430	1,242,963	1.9	1,248,238

Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425	(2)	6.31%	04/2024	993,017	988,163	1.3	906,908
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300	(1)	5.18%	02/2025	959,777	935,149	1.1	721,752

						1,952,794	1,923,312	2.4	1,628,660

Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225	(2)	4.29%	04/2025	1,327,641	1,328,777	2.0	1,333,749

Real Estate
Sunshine Luxembourg VII S.a r.l.(3)	Senior Secured First Lien	L + 425	(2)	6.30%	10/2026	2,250,000	2,245,995	3.4	2,263,365

Total Debt Investments Luxembourg						$6,772,865	$6,741,047	9.7%	$6,474,012

Total Luxembourg							$6,741,047	9.7%	$6,474,012

New Zealand
Debt Investments
Business Equipment & Services
Capri Finance LLC	Senior Secured First Lien	L + 300	(1)	5.26%	11/2024	1,742,427	1,724,705	2.6	1,724,454

Retailers (except Food & Drug)
Titan AcquisitionCo New Zealand Limited	Senior Secured First Lien	L + 425	(1)	6.35%	05/2026	997,500	992,715	1.5	1,002,487

Total Debt Investments New Zealand						$2,739,927	$2,717,420	4.1%	$2,726,941

Total New Zealand							$2,717,420	4.1%	$2,726,941

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

	Investment Type	Spread Above Index *		Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United Kingdom
Debt Investments
Automotive
Boing US Holdco Inc.	Senior Secured First Lien	L + 325	(2)	5.29%	10/2024	$995,579	$994,635	1.5%	$977,330

Total Debt Investments United Kingdom						$995,579	$994,635	1.5%	$977,330

Total United Kingdom							$994,635	1.5%	$977,330

Netherlands
Debt Investments
Chemicals & Plastics
Starfruit Finco B.V	Senior Secured First Lien	L + 325	(2)	5.29%	10/2025	3,582,000	3,589,066	5.3	3,516,628

Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien	L + 225	(1)	4.35%	09/2023	1,358,069	1,358,655	2.0	1,367,596

Food products
Jacobs Douwe Egberts International B.V.	Senior Secured First Lien	L + 200	(2)	4.13%	11/2025	652,926	652,926	1.0	654,559

Total Debt Investments Netherlands						$5,592,995	$5,600,647	8.3%	$5,538,783

Total Netherlands							$5,600,647	8.3%	$5,538,783

Australia
Debt Investments
Electronics/Electrical
Eta Australia Holdings III Pty Ltd	Senior Secured First Lien	L + 400	(2)	6.04%	05/2026	374,063	375,862	0.6	375,234

Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275	(1)	4.85%	05/2025	1,490,568	1,470,071	1.9	1,266,983

Total Debt Investments Australia						$1,864,631	$1,845,933	2.5%	$1,642,217

Total Australia							$1,845,933	2.5%	$1,642,217

Total Investments							$284,511,810	424.6%	$283,069,106

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $66,665,579 as of September 30, 2019.

(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2019 was 2.09%.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2019 was 2.02%.
(3)	Position or portion thereof unsettled as of September 30, 2019.
(4)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.
(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2019 was 2.06%.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2019 was 2.07%.
(7)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(8)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of September 30, 2019 was 1.91%.

Below is selected balance sheet information for the Senior Loan Fund as of September 30, 2019:

As of September 30, 2019 (Unaudited)
Selected Balance Sheet Information:
Total investments, at fair value	$283,069,106
Cash	7,892,000
Other assets	13,765,525

Total assets	$304,726,631

Debt	$211,764,271
Other liabilities	26,296,781

Total liabilities	$238,061,052

Members’ equity	66,665,579

Total liabilities and members’ equity	$304,726,631

Below is selected statements of operations information for the Senior Loan Fund for the three and nine months ended September 30, 2019:

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Selected Statements of Operations Information:
Total investment income	$3,748,721	$5,915,971
Expenses
Interest and other debt financing costs	1,858,722	2,696,444
Professional fees	13,902	118,902
Other general and administrative expenses	81,154	178,255

Total expenses	1,953,778	2,993,601

Net investment income (loss)	1,794,943	2,922,370

Net realized gain (loss) on investments	42,305	85,913
Net change in unrealized appreciation (depreciation) on investments	53,431	(1,442,704)

Net increase (decrease) in members’ equity	$1,890,679	$1,565,579

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, we had $18.1 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying our Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our Revolving Credit Facility II, SPV Asset Facility, and Corporate Revolving Facility and from other banks or lenders; and, (3) cash flows from operations.

Cash on hand of $18.1 million combined with our uncalled capital commitments of $36.6 million, $11.0 million undrawn amount on our SPV Asset Facility, and $115.8 million undrawn amount on our Corporate Revolving Facility is expected to be sufficient for our investing activities and to conduct our operations for the foreseeable future.

Capital Share Activity

Since Commencement, we have entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At September 30, 2019, we had received capital commitments totaling $423.6 million, of which $10.0 million was from CCG LP.

Since Commencement, pursuant to the Subscription Agreements, we have delivered twenty-one capital drawdown notices to our investors relating to the issuance of 19,549,661 of our common shares for an aggregate offering of $387.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of September 30, 2019, the Company received all amounts relating to the twenty-one capital drawdown notices.

During the three and nine months ended September 30, 2019, we issued 19,667 and 52,734 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $390,098 and $1,038,853. For the three and nine months ended September 30, 2018, we issued 8,768 and 18,946 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $175,417 and $380,875.

Debt

Debt consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value
SPV Asset Facility	$250.0	$239.0	$11.0	$239.0
Corporate Revolving Facility	200.0	84.2	115.8	84.2

Total Debt	$450.0	$323.2	$126.8	$323.2

	December 31, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175.0	$159.6	$15.4	$159.6
Revolving Credit Facility II (3)(5)(6)	85.0	78.3	7.2	77.8

Total Debt	$260.0	$237.9	$22.6	$237.4

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings. Carrying value excludes unamortized deferred financing costs.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2018, was $77,751,742.
(6)	The Company had outstanding debt denominated in Euro (EUR) of 1.8 million on its Revolving Credit Facility II.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CCAP SPV”), a Delaware limited liability company and wholly owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017 the Company amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018 the Company further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2023. On April 9, 2019 the Company further amended the SPV Asset Facility increasing the facility limit from $175 million to $250 million.

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

Also on March 28, 2016, the Company, as seller, and CCAP SPV, as purchaser, entered into a loan sale agreement whereby the Company will sell certain assets to CCAP SPV. We consolidate CCAP SPV in our consolidated financial statements and no gain or loss is expected to result from the sale of assets to CCAP SPV. We retain a residual interest in assets contributed to or acquired by CBDC SPV through our 100% ownership of CCAP SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

Corporate Revolving Facility

On August 20, 2019, the Company entered into the “Corporate Revolving Facility” with Ally Bank (“Ally”), as Administrative Agent and Arranger. Proceeds of the advances under the Revolving Credit Agreement may be used to acquire portfolio investments, to make distributions to the Company in accordance with the Revolving Credit Agreement and to pay related expenses. The maximum principal amount of the Corporate Revolving Facility is $200 million, subject to availability under the borrowing base.

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a margin. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

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

Borrowings under the Revolving Credit Facility II bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company pays unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable monthly in arrears. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019. On June 13, 2019, the Company further amended the Revolving Credit Facility II by extending the maturity date to September 29, 2019. The Company paid down in full and terminated the Revolving Credit Facility II on August 20, 2019.

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, and Revolving Credit Facility II for the three and nine months ended September 30, 2019 and September 30, 2018, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Borrowing interest expense	$3,187,485	$1,958,201	$8,653,822	$5,065,592
Unused facility fees	59,619	24,401	161,472	133,117
Amortization of upfront commitment fees	254,700	161,944	642,921	477,338
Amortization of deferred financing costs	21,937	30,656	47,764	107,323

Total interest and credit facility expenses	$3,523,741	$2,175,202	$9,505,979	$5,783,370

Weighted average interest rate	4.34%	4.08%	4.46%	3.99%
Weighted average outstanding balance	$291,527,885	$190,528,564	$259,586,871	$169,851,030

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our SPV Asset Facility, Corporate Revolving Facility, and Revolving Credit Facility II. We would expect any such credit facilities to be secured by certain of our assets and contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing. As of September 30, 2019 and December 31, 2018, our asset coverage ratio was 2.17 to 1 and 2.08 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the nine months ended September 30, 2019, the Company recorded $18,122,736 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the nine months ended September 30, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,967,138 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the nine months ended September 30, 2019, the Advisor allocated to the Company $190,668 of equity offering costs and $136,295 of organization costs, of which $108,988 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at September 30, 2019. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $794,450 of equity offering costs and $567,895 of organization costs.

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

Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. To date, all distributions have been classified as dividend income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, the Company had two portfolio companies with four investment positions on non-accrual status, which represented 3.4% and 1.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

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

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the three and nine months ended September 30, 2019, the Company expensed an excise tax of $8,417 and $8,417, respectively, of which $0 remained payable. For the three and nine months ended September 30, 2018, the Company expensed an excise tax of $80 and $80, respectively, of which $0 remained payable.

CBDC Universal Equity, Inc. is a taxable entity. The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. For the nine months ended September 30, 2019, the Company recognized a benefit/(provision) for taxes of $(505,278) on net unrealized depreciation/(appreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of September 30, 2019 there is a corresponding net deferred tax liability of $810,206 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $1,082,764 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $272,558 resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Tax Subsidiary.

For the nine months ended September 30, 2018, the Company recognized a benefit/(provision) for taxes of $17,274 on unrealized appreciation/(depreciation) on investments related to the Taxable Subsidiary. As of September 30, 2018 there is a corresponding net deferred tax liability of $199,875 related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $327,358 resulting from unrealized appreciation on investments held by Taxable Subsidiary and (ii) a deferred tax asset of $127,483 resulting from unrealized depreciation on investments from the Tax Subsidiary.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2019, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

New Accounting Standards

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption during an interim period. If the Company early adopts the amendments during an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes such interim period. The Company is in the process of evaluating the impact that this guidance will have on its Consolidated Financial Statements.

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

As of September 30, 2019, 97.7% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility, Corporate Revolving Facility, and Revolving Credit Facility II also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$20.4	$9.7	$10.7
Up 200 basis points	$13.6	$6.5	$7.1
Up 100 basis points	$6.8	$3.2	$3.6
Down 25 basis points	$(1.7)	$(0.8)	$(0.9)
Down 100 basis points	$(6.7)	$(3.2)	$(3.5)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2019, we had £5.9 million and €15.9 million notional exposure to foreign currency forward contracts related to investments totaling £6.1 million and €16.4.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended September 30, 2019:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	$19.79	76,007.20	—	$863,743
August 2019	—	—	—	863,743
September 2019	—	—	—	863,743

Total	$—	—	—	$863,743

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (filed herewith)

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of Crescent Capital BDC, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on August 13, 2019).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.1

Transaction Support Agreement, dated August 12, 2019, by and between the Company and CBDC Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, each of the lenders from time to time party thereto and Ally Bank (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 5, 2019).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: November 7, 2019	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 7, 2019	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer