Form 10-Q/A
period 2019-09-30
Crescent Capital BDC, Inc.
filed 2019-11-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Crescent Capital BDC, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, originally filed with the Securities and Exchange Commission on November 7, 2019 (the “Original Report”). This Amendment is being filed solely to correct a typographical error in the Consolidated Statements of Assets and Liabilities included in the Original Report with respect to the amount of total liabilities and net assets at September 30, 2019.

This Amendment No. 1 speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. Except as described above, no other changes have been made to the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $668,897,266 and $500,680,681, respectively)	$658,949,946	$493,341,724
Investments, controlled and affiliated, at fair value (cost of $34,000,000 and $0, respectively)	33,332,800	—
Cash and cash equivalents	17,580,262	9,809,812
Cash denominated in foreign currency (cost of $512,135 and $580,874, respectively)	502,837	559,011
Receivable for investments sold	260,222	37,427
Interest receivable	3,614,100	1,334,535
Unrealized appreciation on foreign currency forward contracts	1,504,258	17,406
Prepaid expenses and other assets	1,205,302	20,041

Total assets	$716,949,727	$505,119,956

Liabilities
Debt (net of deferred financing costs of $3,755,009 and $1,695,193, respectively)	$319,486,427	$235,707,992
Payable for investments purchased	9,677	299,570
Distributions payable	8,015,361	5,343,316
Management fees payable - affiliate	1,249,656	963,009
Due to Advisor - affiliate	108,988	136,235
Due to Administrator - affiliate	269,162	178,461
Professional fees payable	555,723	254,929
Directors’ fees payable	141,482	62,063
Interest and other debt financing costs payable	2,986,210	1,849,983
Deferred tax liability	810,206	304,928
Accrued expenses and other liabilities	2,493,655	440,630

Total liabilities	$336,126,547	$245,541,116

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 19,549,661 and 13,358,289 shares issued and outstanding, respectively)	19,550	13,358
Paid-in capital in excess of par value	387,865,842	266,023,849
Distributable earnings (accumulated loss)	(7,062,212)	(6,458,367)

Total Net Assets	$380,823,180	$259,578,840

Total Liabilities and Net Assets	$716,949,727	$505,119,956

Net asset value per share	$19.48	$19.43

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

(a) None

(b) None

(c) Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares by CCG LP for each month in the three month period ended September 30, 2019:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	$19.79	76,007.20	—	$863,743
August 2019	—	—	—	863,743
September 2019	—	—	—	863,743

Total	$—	—	—	$863,743

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)    Exhibits.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019)

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of Crescent Capital BDC, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on August 13, 2019).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

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

Crescent Capital BDC, INC.

Date: November 12, 2019	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 12, 2019	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer