Form 10-K
period 2019-12-31
Crescent Capital BDC, Inc.
filed 2020-03-04
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 814-01132

Crescent Capital BDC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-3162282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 235-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CCAP	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at March 3, 2020 was 28,342,930

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

CRESCENT CAPITAL BDC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FOR

YEAR ENDED DECEMBER 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. We believe that it is important to communicate our future expectations to our investors. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “will,” “should,” “targets,” “projects,” and variations of these words and similar expressions identify forward-looking statements, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	potential fluctuation in quarterly operating results;

•	potential impact of economic recessions or downturns;

•	adverse developments in the credit markets;

•	regulations governing our operation as a business development company;

•	operation in a highly competitive market for investment opportunities;

•	changes in interest rates may affect our cost of capital and net investment income;

•	financing investments with borrowed money;

•	potential adverse effects of price declines and illiquidity in the corporate debt markets;

•	lack of liquidity in investments;

•	the outcome and impact of any litigation;

•	the timing, form and amount of any dividend distributions;

•	risks regarding distributions;

•	potential adverse effects of new or modified laws and regulations;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	potential resignation of the Advisor and or the Administrator;

•	uncertainty as to the value of certain portfolio investments;

•	defaults by portfolio companies;

•	our ability to successfully complete and integrate any acquisitions;

•	risks associated with original issue discount (“OID”) and payment-in-kind (“PIK”) interest income; and

•	the market price of our common stock may fluctuate significantly.

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “CCAP,” “we,” “us,” “our,” and “the Company” refer to Crescent Capital BDC, Inc. The term “Advisor” refers to Crescent Cap Advisors, LLC, a Delaware limited liability company. The term “Administrator” refers to CCAP Administration, LLC, a Delaware limited liability company. The term “CCG LP” refers to Crescent Capital Group LP and its affiliates.

Item 1.	Business

General

We were formed on February 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. We commenced investment operations on June 26, 2015 (“Commencement of Operations”). On January 30, 2020, we changed our state of incorporation from the State of Delaware to the State of Maryland. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements.

We are managed by the Advisor, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Administrator provides the administrative services necessary for us to operate. Our management consists of investment and administrative professionals from the Advisor and Administrator along with our Board of Directors (the “Board”). The Advisor directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Advisor. The Board consists of six directors, four of whom are independent.

A portion of the outstanding shares of our common stock, par value $0.001 per share, (the “Common Stock”) are owned by CCG LP. CCG LP is also the majority member of the Advisor and sole member of the Administrator. We have entered into a license agreement with CCG LP under which CCG LP granted us a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Advisor has entered into a resource sharing agreement with CCG LP.

Our primary investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments. We will seek to achieve our investment objective by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. By “middle-market companies,” we mean companies that have annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow, of $10 million to $250 million. We may on occasion invest in larger or smaller companies. Our investments may include non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount (“OID”). We may also invest in securities that are rated below investment grade (e.g., junk bonds) by rating agencies or that would be rated below investment grade if they were rated. As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments. See “Item 1(c). Description of Business—Regulation as a Business Development Company—Qualifying Assets.”

Our investment objective is accomplished through:

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

Our operations comprise only a single reportable segment. On July 23, 2015, we formed CBDC Universal Equity, Inc. (the “Taxable Subsidiary”), a wholly-owned subsidiary. This subsidiary allows us to hold equity securities of a portfolio company organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. On February 25, 2016, we formed Crescent Capital BDC Funding, LLC (“CCAP SPV”), a Delaware limited liability company and wholly owned subsidiary. The financial statements of these two entities are consolidated into our financial statements.

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one-half of our assets). In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are subject to risks associated with the current interest rate environment, and to the extent we use debt to finance our investments, changes in interest rates may affect our cost of capital and net investment income. Further, changes in LIBOR or its discontinuation may adversely affect the value of LIBOR-indexed securities, loans, and other financial obligations or extensions of credit in our portfolio.”

Alcentra Capital Acquisition

On January 31, 2020, we completed our acquisition of Alcentra Capital Corporation, a Maryland corporation (“Alcentra Capital”) (the “Alcentra Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger, dated as of August 12, 2019 (as amended on September 27, 2019, the “Merger Agreement”) with Alcentra Capital, Atlantis Acquisition Sub, Inc., a Maryland corporation and one of our wholly owned subsidiaries (the “Acquisition Sub”) and, solely for limited purposes, the Advisor. To effect the acquisition, Acquisition Sub merged with and into Alcentra Capital, with Alcentra Capital surviving the merger as our wholly owned subsidiary (the “First Merger”). Immediately thereafter and as a single integrated transaction, Alcentra Capital merged with and into us, with us as the surviving company (the “Second Merger” and, together with the First Merger, the “Mergers”). Following the consummation of the Mergers, on February 3, 2020 our Common Stock began publicly trading on the NASDAQ Global Market (“NASDAQ”) under the symbol “CCAP”.

Pursuant to the Merger Agreement, Alcentra Capital stockholders received the right to the following merger consideration in exchange for each share of Alcentra Capital common stock outstanding immediately prior to the effective time of the First Merger, in accordance with the Merger Agreement: (a) $1.50 per share in cash consideration from us (less a $0.80 final dividend declared by Alcentra Capital), (b) $1.68 per share in cash consideration from our Advisor and (c) stock consideration at the fixed exchange ratio of 0.4041 shares of our common stock, thereby resulting in our then-existing stockholders owning approximately 82% of us and Alcentra Capital’s then-existing stockholders owning approximately 18% of us.

In connection with the Alcentra Acquisition and effective February 1, 2020, the Advisor agreed to: (a) reduce the base management fee under our investment advisory agreement from 1.50% to 1.25%, (b) waive a portion of the base management fee from February 1, 2020 through July 31, 2021 so that only 0.75% will be charged for such time period, (c) waive the income-based portion of the incentive fee from February 1, 2020 through July 31, 2021 and (d) increase the hurdle rate under the income-based portion of the incentive fee from 1.50% to 1.75% per quarter (or from 6.00% to 7.00% annualized).

The Investment Advisor

The Advisor, a Delaware limited liability company and an affiliate of CCG LP, acts as our investment adviser. The Advisor is a registered investment adviser under the Advisers Act. Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with CCG LP, pursuant to which CCG LP provides the Advisor with experienced investment professionals (including the members of the Advisor’s investment committee) and access to the resources of CCG LP so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Advisor capitalizes on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of CCG LP’s investment professionals.

About CCG LP

Crescent Capital Corporation, a predecessor to the business of CCG LP, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed CCG LP, an employee-owned, registered investment adviser. With its headquarters in Los Angeles, CCG LP has over 180 employees based in four offices in the U.S. and Europe. Messrs. Attanasio and Chapus head CCG LP’s management committee, which oversees all of CCG LP’s operations.

The Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of six members, four of whom are not “interested persons” of CCAP, the Advisor, the Administrator or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of our Board. Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly determinations of the fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Investment Strategy

We follow CCG LP’s approach to investing, which is based upon fundamental credit research and risk analysis. This approach reflects CCG LP’s view that the cornerstone of successful investing is fundamental credit analysis.

Specifically, we pursue an investment strategy targeting companies primarily in the middle-market. We believe that the middle-market is attractive as a result of the lack of available lending sources to smaller companies. We believe many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage. We also believe hedge funds and collateralized debt obligation/collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced liquidity for new investments. Specifically, CCG LP’s sourcing platform should enable it, on our behalf and through our Advisor, to identify and invest in creditworthy borrowers. In addition, to take advantage of investment opportunities in middle-market companies that are identified for us by CCG LP, we may invest alongside other pools of capital, including bank debt, high-yield and mezzanine funds managed by CCG LP. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of certain conflicts of interest of CCG LP and certain limitations on our ability to co-invest with other accounts advised by CCG LP.

We target investments in companies that exhibit one or more of the following characteristics:

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

We seek to create a diversified portfolio of investments across various industries as a method to manage risk and capitalize on specific sector trends, although our investments may be concentrated in a small number of industries.

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

A “first lien” loan is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets.

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

“Second lien” investments are loans with a second priority lien on the assets of the portfolio company. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral serves as collateral in support of the repayment of these loans.

The term “mezzanine” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We generally invest in securities that are rated below investment grade (e.g., junk bonds) by rating agencies or that would be rated below investment grade if they were rated. See “Item 1A. Risk Factors—Risks Relating to Our Investments— We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.” Our investments may include non-cash income features, including PIK interest and OID. See “Item 1A. Risk Factors—Risks Relating to Our Investments— Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.”

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

Investment Decision Process

Through the resources of CCG LP, the Advisor has access to origination capabilities and research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Over the years, CCG LP has designed its investment process to seek those investments which it believes have the most attractive risk/reward characteristics. The process involves several levels of review and is coordinated in an effort to identify risks in potential investments. Our Advisor applies CCG LP’s expertise to screen many of our investment opportunities as described below. Depending on the type of the investment and the obligor, the Advisor may apply all or some of these levels of review, in its discretion. Based upon a favorable outcome of the diligence process described below, our Advisor’s investment committee will make a final decision on such investment and such investment will only be funded after approval.

Private Credit Originations: New private credit investment opportunities are initially reviewed by a CCG LP senior investment professional to determine whether additional consideration is warranted. Factors influencing this decision include fundamental business considerations, including borrower industry, borrower financial leverage and quality of management as well as private equity sponsor involvement (if any). In the event of a positive review, potential investments will be further reviewed with senior and junior investment professionals of CCG LP. If the team agrees on the fundamental attractiveness of the investment, the review phase will proceed with preliminary strategic and financial analyses. At this point, CCG LP will utilize its credit analysis methodology to outline credit and operating statistics and identify key business characteristics through a dialogue with the proposed portfolio company’s management. Following this analysis, CCG LP will develop an initial structure and pricing proposal for the investment and preliminarily inform the investment committee of such proposal.

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

Syndicated Investments: For syndicated investments, CCG LP seeks to pursue an investment process based upon evaluation of the credit fundamentals of issuers. The foundation of this process is the “bottom-up” credit research process that CCG LP employs across multiple strategies. In selecting investments, CCG LP’s investment professionals perform comprehensive analysis of credit worthiness, including an assessment of the business, an evaluation of management, an analysis of business strategy and industry trends, an examination of financial results and projections and a review of the security’s proposed terms. Credit research is a critical component of the investment process. In selecting investments, CCG LP’s respective portfolio management teams analyze opportunities with an emphasis on principal preservation (i.e., an issuer’s ability to service its debt and maintain cash flow).

Investment Funding

Upon completion of the investment decision process described above, the investment team working on an investment delivers a memorandum to the Advisors’ investment committee. Once an investment has been approved by the investment committee, the Advisor moves through a series of steps with the respective investment team towards negotiation of final documentation.

Investment Monitoring

The Advisor monitors our portfolio companies on an ongoing basis by monitoring the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. We consider board observation rights, where appropriate, regular dialogue with company management and equity sponsors and detailed internally generated monitoring reports to be critical to our performance. As part of the monitoring process, the Advisor regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

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

Investment Advisory Agreement

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase. The Advisor agreed to certain fee waivers prior to the completion of a Qualified IPO, including but not limited to, waiving its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash (including capital drawn to pay our expenses).

Additionally, on August 12, 2019, we entered into an agreement with the Advisor (the “Transaction Support Agreement”) in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, among other things, we agreed to enter into an amendment to our Investment Advisory Agreement to (i) permanently reduce the management fee from 1.50% to 1.25% and (ii) waive a portion of the base management fee from February 1, 2020 through July 31, 2021 such that the base management fee shall be charged at an annual rate of 0.75% of our gross assets for such time period. These amendments contemplated by the Transaction Support Agreement went into effect through the completion of the Alcentra Acquisition, which closed on January 31, 2020.

Incentive Fee

We pay the Advisor on incentive fee. The incentive fee consists of two parts—an incentive fee based on income and an incentive fee based on capital gains.

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

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of our realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The Advisor agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021 following the closing of the Alcentra Acquisition on January 31, 2020.

Income Incentive Fee

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our management and incentive fee structure may create incentives for the Advisor that are not fully aligned with the interests of our stockholders and may induce the Advisor to make speculative investments.”

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

In calculating the income incentive fee, pre-incentive fee net investment income is compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. PIK interest and OID will also increase our pre-incentive fee net investment income and make it easier to surpass the fixed Hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the 1.5% base management fee.

Under the terms of the Transaction Support Agreement that went into effect on January 31, 2020, among other things, the Advisor agreed to (i) increase the incentive fee hurdle from 6% to 7% annualized and (ii) waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021.

Prior to closing of the Alcentra Acquisition on January 31, 2020, we paid the income incentive fee in each calendar quarter as follows:

•	no income incentive fee in the calendar quarter in which our pre-incentive fee net investment income did not exceed the Hurdle;

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle but is less than or equal to an amount (the “Pre-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7647% by our net assets (as defined above) at the beginning of each applicable calendar quarter. The Pre-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 15% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches the Pre-Qualified IPO Catch-Up Amount in any calendar quarter; and

•

for any calendar quarter in which our pre-incentive fee net investment income exceeds the Pre-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 15% of the amount of our pre-incentive fee net investment income for the calendar quarter.

On and after the closing of the Alcentra Acquisition on January 31, 2020, we will pay the income incentive fee in each calendar quarter as follows:

•	no income incentive fee in any calendar quarter in which the our pre-incentive fee net investment income does not exceed the Hurdle Amount;

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Post-Qualified IPO Catch-Up Amount”) determined on a quarterly basis by multiplying 1.8182% by our net assets (as defined above) at the beginning of each applicable calendar quarter. The Post-Qualified IPO Catch-Up Amount is intended to provide the Advisor with an incentive fee of 17.5% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches the Post-Qualified IPO Catch-Up Amount in any calendar quarter; and

•

for any calendar quarter in which our pre-incentive fee net investment income exceeds the Post-Qualified IPO Catch-Up Amount, the income incentive fee shall equal 17.5% of the amount of our pre-incentive fee net investment income for the calendar quarter.

These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by us during the current quarter. We do not currently have a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. The income incentive fee shall be calculated for the first calendar quarter of 2020 at a weighted rate calculated based on the fee rates applicable before and after the closing of the Alcentra Acquisition based on the number of days in such calendar quarter before and after the closing of the Alcentra Acquisition.

Capital Gains Incentive Fee

The capital gains incentive fee is determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of our realized capital gains as of the end of the fiscal year prior to the closing of the Alcentra Acquisition, and (ii) 17.5% of our realized capital gains as of the end of the fiscal year after the closing of the Alcentra Acquisition. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since Inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since Inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since Inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% or 17.5%, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years as calculated in accordance with the below after the closing of the Alcentra Acquisition.

At the 2018 Annual Meeting of Stockholders, we received shareholder approval to extend the deadline to consummate a Qualified IPO (the “Qualified IPO Deadline”). The Qualified IPO Deadline was extended to June 30, 2022. In exchange for the Qualified IPO Deadline extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the capital gain incentive fee for the period from April 1, 2018 through February 3, 2020, which is the date of our listing on the NASDAQ stock exchange.

Our Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.

Term

The Investment Advisory Agreement has been unanimously approved by the Board. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until February 1, 2021 and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment (as defined in the 1940 Act). The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—We are dependent upon key personnel of CCG LP and the Advisor.”

Indemnification

Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. The Advisor will not be responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. Under the Investment Advisory Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including, without limitation, the Administrator, and any person controlling or controlled by the Advisor will not be liable to us, any of our subsidiaries, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement constitutes a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

Administration Agreement

On June 2, 2015, we also entered into an administration agreement (the “Initial Administration Agreement”) with the Administrator, an affiliate of CCG LP, pursuant to which the Administrator agreed to provide certain services and facilities services necessary for us to operate. On February 1, 2020, we entered into the Amended and Restated Administration Agreement (as amended and restated, the “Administration Agreement”) by and between us and the Administrator. Pursuant to the Administration Agreement, the Administrator has agreed to provide a variety of services, including providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and any other staff, to the extent they perform a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead is determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and is subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

The Administration Agreement has been approved by our Board. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Dependence Upon Key Personnel of CCG LP.”

License Agreement

We have entered into a license agreement with CCG LP under which CCG LP granted us a non-exclusive, royalty-free license to use the name “Crescent Capital”.

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

We expect to use the expertise of the investment professionals of CCG LP to which we will have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of CCG LP will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to our Business and Structure — We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.”

Fees and Expenses

Our primary operating expenses will include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement with our Administrator, operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company (the “Sub-Administration Agreements”) and other operating costs described below. We will bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	allocated organization costs from the Advisor incurred prior to the Commencement of Operations up to a maximum of $1.5 million;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	independent directors’ fees and expenses;

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to us, including but not limited to, our chief compliance officer, chief financial officer and their respective staffs);

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

Capital Resources and Borrowings

We anticipate cash to be generated from future offerings of securities, and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance (150% after March 3, 2021 or earlier if we receive stockholder approval of the reduced asset coverage requirement). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

For more information on our debt, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition, Liquidity and Capital Resources.”

Dividend Reinvestment Plan (“DRIP”)

We adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then stockholders who are participating in the dividend reinvestment plan, will have their cash dividends and distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash dividends and distributions.

Prior to February 3, 2020, which is the date of our listing on NASDAQ, only stockholders who “opted in” to the dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of Common Stock. After February 3, 2020, stockholders who do not “opt out” of the dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock. The elections of stockholders that made an election prior to February 3, 2020 remain effective.

Resource Sharing Agreement

We do not currently have any employees. We depend on the diligence, skill and network of business contacts of the investment professionals of the Advisor to achieve our investment objective. The Advisor is an affiliate of CCG LP and depends upon access to the investment professionals and other resources of CCG LP and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. The Advisor also depends upon CCG LP to obtain access to deal flow generated by the investment professionals of CCG LP and its affiliates. Each of our officers will also be an employee of the Advisor, CCG LP or its affiliates.

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

Regulation as a Business Development Company

We are regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending primarily to private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. Prior to February 3, 2020, which is the date of our listing on NASDAQ in connection with the Alcentra Acquisition, our stock was privately held.

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

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. In particular, under the provisions of the 1940 Act, BDCs must have at least 200% asset coverage calculated pursuant to the 1940 Act (i.e., we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us) in order to incur debt or issue preferred stock (which we refer to collectively as “senior securities”) unless the BDC obtains approval (either stockholder approval or approval of a “required majority” of its board of directors) to apply the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”), reducing the required asset coverage ratio applicable to the BDC from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us).

Currently, our asset coverage requirement applicable to senior securities is 200%. On March 3, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on March 3, 2021 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%. As of December 31, 2019, our asset coverage was 225%.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to a BDC from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On March 3, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements under the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of March 3, 2021, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval.

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 200% asset coverage requirement described above (150% after March 3, 2021 or earlier if we receive stockholder approval of the reduced asset coverage requirement). In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the board of directors.

Code of Ethics

As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Advisor’s have adopted codes of ethics which apply to, among others, our and our Advisor’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Advisor’s officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Advisor’s personnel in securities that may be purchased or sold by us.

We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to our Secretary, George Hawley, Crescent Capital BDC, Inc., 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California, 90025, Attention: CCAP Investor Relations, or by emailing us at investor.relations@crescentcap.com. Our code of ethics is available without charge on our website, at http://www.crescentbdc.com.

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

Sarbanes-Oxley Act of 2002 and NASDAQ Corporate Governance Regulations

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, NASDAQ has adopted various corporate governance requirements as part of its listing standards. We monitor our compliance with such listing standards to the extent applicable and will take actions necessary to ensure that we remain in compliance therewith.

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

The Advisor will vote all proxies based upon the guiding principle of seeking to maximize the ultimate long-term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. The Advisor will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although the Advisor will generally vote against proposals that may have a negative impact on our portfolio securities, the Advisor may vote for such a proposal if there exists compelling long-term reasons to do so.

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

We may collect non-public information about investors, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information will use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we permit access only by authorized personnel who need access to that information to provide services to us and our stockholders. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders will generally be stored on secured servers. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor’s subscription.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Election to be Taxed as a RIC

We qualify and intend to continue to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending on December 31, 2015. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute to our stockholders as dividends. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “—Taxation of U.S. Stockholders” and “—Taxation of Non-U.S. Stockholders” below.

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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge on our website at http://www.crescentbdc.com. Information contained on our website is not incorporated into this Annual Report and you should not consider such information to be part of this Annual Report. Such information is also available from the EDGAR database on the SEC’s web site at http://www.sec.gov.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. Before an investor invests in our common stock, the investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in this Annual Report, before the investor decides whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair business, financial condition, and/or operating results. If any of the following events occur, our business, financial condition, and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock and the trading price, if any, of our securities could decline, and an investor may lose all or part of his or her investment.

Risks Relating to our Business and Structure

We have a limited operating history.

We were formed in February 2015 and commenced operations on June 26, 2015. As a result of our limited operating history, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of an investor’s investment could decline substantially.

We are dependent upon key personnel of CCG LP and the Advisor.

We do not have any internal management capacity or employees. Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the diligence, skill and network of business contacts of the senior professionals of CCG LP. We expect that these senior professionals will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our Investment Advisory Agreement. We can offer no assurance, however, that senior professionals of CCG LP will continue to provide investment advice to us. If these individuals do not maintain their employment or other relationships with CCG LP and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of CCG LP have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

The Advisor is an affiliate of CCG LP and will depend upon access to the investment professionals and other resources of CCG LP to fulfill its obligations to us under the Investment Advisory Agreement. The Advisor will also depend upon such investment professionals to obtain access to deal flow generated by CCG LP. Under a Resource Sharing Agreement, CCG LP has agreed to provide the Advisor with the experienced investment professionals necessary to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement provides that CCG LP will make available to the Advisor experienced investment professionals and access to the resources of CCG LP for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. Although we are a third-party beneficiary of the Resource Sharing Agreement, it may be terminated by either party on 60 days’ notice. We cannot assure investors that CCG LP will fulfill its obligations under the agreement. We cannot assure investors that the Advisor will enforce the Resource Sharing Agreement if CCG LP fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of CCG LP and its affiliates or their information and deal flow.

CCG LP’s and the Advisor’s investment professionals, which are currently composed of the same personnel, have substantial responsibilities in connection with the management of other CCG LP clients. The personnel of CCG LP may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment.

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

Further, we depend upon CCG LP to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If CCG LP fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of CCG LP have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities in the future.

We may not replicate the historical results achieved by CCG LP.

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Advisor’s investment committee or by CCG LP. Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate our own historical performance, the historical success of CCG LP or the historical performance of investment funds, accounts or other investment vehicles that are or have been managed by members of the Advisor’s investment committee or by CCG LP or its employees, and we caution investors that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that the Advisor will be able to continue to implement our investment objectives with the same degree of success that it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

We depend on CCG LP to manage our business effectively.

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

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

From time to time, the global capital markets may experience periods of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be forecasted. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are made or acquired by us and affect the potential for liquidity events involving such investments or portfolio companies.

Such declines may be exacerbated by other events, such as the failure of significant financial institutions or hedge funds, dislocations in other investment markets or other extrinsic events. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of our investments are not publicly traded, as part of the valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value (“NAV”) without first obtaining approval for such issuance from our stockholders and independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% (or 150% if certain disclosure and approval requirements are met) immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

A prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics (including the coronavirus currently affecting China and the wider global community), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new credit or other borrowing facility, obtain other financing to finance the growth of its investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

The Advisor, the investment committee of the Advisor, CCG LP and their affiliates, officers, directors and employees may face certain conflicts of interest.

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

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or which may be adverse to the interests of, us or our stockholders. For example, CCG LP has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by CCG LP and its affiliates, for capital and investment opportunities. As a result, members of the Advisor’s investment committee who are affiliated with CCG LP will face conflicts in the allocation of investment opportunities among us, and other investment funds, accounts and investment vehicles managed by CCG LP and its affiliates and may make certain investments that are appropriate for us but for which we receive a relatively small allocation or no allocation at all. CCG LP intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time and we may not be given the opportunity to participate in investments made by investment funds managed by CCG LP or its affiliates. We expect that CCG LP and the Advisor will agree with our Board that, subject to applicable law, allocations among us and other investment funds, accounts and investment vehicles managed by CCG LP will generally be made based on capital available for investment in the asset class being allocated and the respective governing documents of such investment funds, accounts and investment vehicles. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or as imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Further, to the extent permitted by applicable law, we and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of its portfolio companies, and those activities may have an adverse effect on us.

Principals and employees of CCG LP, the Advisor or their affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

The executive officers and directors, principals and other employees of CCG LP, including members of the Advisor’s investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf and may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, the policies of CCG LP or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with CCG LP that might benefit from such information, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for the Advisor that are not fully aligned with our stockholders’ interests and may induce the Advisor to make speculative investments.

In the course of our investing activities, we will pay management and incentive fees to the Advisors. We have entered into the Investment Advisory Agreement with the Advisor that provides that these fees are based on the value of our gross assets (which includes assets purchased with borrowed amounts or other forms of leverage but excludes cash and cash equivalents), instead of net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, including the costs of leverage, resulting in a lower rate of return than one might achieve if distributions were made on a gross basis. Because our management fees are based on the value of our gross assets, incurrence of debt or the use of leverage will increase the management fees due to the Advisor. As such, the Advisor may have an incentive to use leverage to make additional investments. In addition, as additional leverage would magnify positive returns, if any, on our portfolio, the incentive fee would become payable to the Advisor (i.e., exceed the Hurdle Amount (as defined herein under the heading “Income Incentive Fee”)) at a lower average return on our portfolio. Thus, if we incur additional leverage, the Advisor may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in the performance of our portfolio.

Additionally, under the incentive fee structure, the Advisor may benefit when capital gains are recognized and, because the Advisor will determine when to sell a holding, the Advisor will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of the Advisor has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk the Advisor will make more speculative investments in an effort to receive this payment. PIK interest and OID would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our assets under management and would make it easier for the Advisor to surpass the Hurdle Amount and increase the amount of incentive fees payable to the Advisor.

The part of the incentive fee payable to the Advisor relating to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Advisor to the extent that it encourages the Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under the Investment Advisory Agreement, the Advisor is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receives in cash the deferred income that was previously accrued.

Our Board is charged with protecting our interests by monitoring how the Advisor addresses these and other conflicts of interest associated with its services and compensation. While our Board is not expected to review or approve each investment decision or incurrence of leverage, our independent directors will periodically review the Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether the Advisor’s fees and expenses (including those related to leverage) remain appropriate.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent it so invests, bear its ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to the Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of the Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Conflicts of interest may be created by the valuation process for certain portfolio holdings.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described below in “—The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of our Board has an indirect pecuniary interest in the Advisor. The participation of the Advisor’s investment professionals in our valuation process, and the pecuniary interest in the Advisor by certain members of the our Board, could result in a conflict of interest as the Advisor’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Conflicts may arise related to other arrangements with CCG LP and the Advisor and other affiliates.

We have entered into a license agreement with CCG LP under which CCG LP has agreed to grant us a non-exclusive, royalty-free license to use the name “Crescent Capital.” In addition, the Administration Agreement with the Administrator, an affiliate of CCG LP, requires we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, the Advisor has entered into a Resource Sharing Agreement with CCG LP pursuant to which CCG LP provides the Advisor with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. These agreements create conflicts of interest that the independent members of our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude CCG LP from licensing or transferring the ownership of the “Crescent Capital” name to third parties, some of whom may compete against us. Consequently, it will be unable to prevent any damage to goodwill that may occur as a result of the activities of CCG LP or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Crescent Capital” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill it may have generated and otherwise harm its business.

Our Investment Advisory Agreement was negotiated with the Advisor and the Administration Agreement was negotiated with the Administrator, which are both our related parties.

The Investment Advisory Agreement, and the Administration Agreement were negotiated between related parties (with the exception that certain terms of the Prior Investment Advisory Agreement that were negotiated with Alcentra Capital). Consequently, their terms, including fees payable to the Advisor, may not be as favorable to us as if they had been negotiated exclusively with an unaffiliated third party. In addition, we may desire not to enforce, or to enforce less vigorously, its rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Advisor, the Administrator and their respective affiliates. Any such decision, however, could breach our fiduciary obligations to its stockholders.

The Advisor has limited liability and is entitled to indemnification under the Investment Advisory Agreement.

Under the Investment Advisory Agreement, the Advisor has not assumed any responsibility to us other than to render the services called for under that agreement. The Advisor will not be responsible for any action of our Board in following or declining to follow the Advisor’s advice or recommendations. Under the Investment Advisory Agreement the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including, without limitation, its general partner and the Administrator, and any person controlling or controlled by the Advisor will not be liable to us, any of our subsidiaries, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, including, without limitation, its general partner and the Administrator, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Advisor’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Advisor’s duties or by reason of the reckless disregard of the Advisor’s duties and obligations under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than the Advisor would when acting for its own account.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. We consider the Advisor and its affiliates, including CCG LP, to be our affiliates for such purposes. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. We consider the Advisor and its affiliates, including CCG LP, to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside CCG LP’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that CCG LP, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside CCG LP’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and CCG LP’s allocation policy. If the Company is prohibited by applicable law from investing alongside CCG LP’s investment funds, accounts and investment vehicles with respect to an investment opportunity, we may not be able to participate in such investment opportunity. This allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by CCG LP and its affiliates will generally be made pro rata based on capital available for investment, as determined, in our case, by our Board as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by CCG LP. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

We, the Advisor and CCG LP have been granted exemptive relief from the SEC which permits greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by CCG LP in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by CCG LP may afford us additional investment opportunities and an ability to achieve a more varied portfolio. Accordingly, our exemptive order permits us to invest with investment funds, accounts and investment vehicles managed by CCG LP in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. The exemptive relief permitting co-investment transactions generally applies only if our independent directors and directors who have no financial interest in such transaction review and approve in advance each co-investment transaction.

Our ability to sell or otherwise exit investments also invested in by other CCG LP investment vehicles is restricted.

We may be considered affiliates with respect to certain of our portfolio companies because our affiliates, which may include certain investment funds, accounts or investment vehicles managed by CCG LP, also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited. We intend to seek exemptive relief in relation to certain joint transactions; however, there is no assurance that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.

A number of entities compete with us to make the types of investments that we make and plan to make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by CCG LP. Although CCG LP will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation. See —“The Advisor, the investment committee of the Advisor, CCG LP and their affiliates, officers, directors and employees may face certain conflicts of interest.”

We will be subject to corporate level income tax if we are unable to qualify as a RIC.

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

An investment in our common stock presents an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than associated with alternative investment options, and higher volatility or loss of principal. Our investments in portfolio companies may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

We may need to raise additional capital.

We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain additional capital to fund new investments and grow our portfolio of investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute in respect of each taxable year at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, for such taxable year to our stockholders to maintain our qualification as a RIC. Amounts so distributed will not be available to fund new investments or repay maturing debt. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

Further, we may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

Regulations governing our operation as a BDC affect our ability to, and the way in which we may, raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain disclosure and approval requirements are met) of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of its indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions we are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire shares of our common stock, at a price below the then-current NAV per share of our common stock if the our Board determines that such sale is in our best interests, and if our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We do not currently have authorization from our stockholders to issue our common stock at a price below the then-current NAV per share.

Stockholders may be required to pay tax in excess of the cash they receive.

Under our dividend reinvestment plan, if a stockholder owns shares of our common stock, the stockholder will have all cash distributions automatically reinvested in additional shares of our common stock unless such stockholder, or his, her or its nominee on such stockholder’s behalf, specifically “opts out” of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a stockholder does not “opt out” of the dividend reinvestment plan, that stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, a stockholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the common stock received. Even if a stockholder chooses to “opt out” of the dividend reinvestment plan, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash in order to satisfy the Annual Distribution Requirement (as defined herein under the heading “Item 1(c). Description of Business—Regulation as a Business Development Company—Election to Be Taxed as a RIC”). As long as a portion of this dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of common stock.

We may have difficulty paying our required distributions if it recognizes income before, or without, receiving cash representing such income.

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

We may be subject to withholding of U. S. Federal income tax on distributions for non-U.S. stockholders.

Distributions by a RIC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

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

We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to stockholders.

We may retain some income and capital gains in the future, including for purposes of providing it with additional liquidity, which amounts would be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which it does not meet the foregoing distribution requirement. See Item 1(c). Description of Business—Regulation as a Business Development Company—Taxation as a RIC.”

Our business may be adversely affected if it fails to maintain its qualification as a RIC.

To maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below and defined and further described in “Item 1(c). Description of Business—Regulation as a Business Development Company—Election to Be Taxed as a RIC.” The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and are subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, it could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on its taxable income (including gains).

The 90% Income Test will be satisfied if we earn at least 90% of its gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of its assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also currently subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so. The SEC has proposed Rule 12d1-4 under the 1940 Act. Subject to certain conditions, proposed Rule 12d1-4 would provide an exemption to permit acquiring funds to invest in the securities of other registered investment companies and BDCs in excess of the limits currently prescribed by the 1940 Act.

Our business could be adversely affected in the event we default under our existing credit facilities or any future credit or other borrowing facility.

We have entered into, and additionally may enter into, one or more credit facilities. The closing of any additional credit facilities is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such credit facility. If we obtain any additional credit facilities, we intend to use borrowings under such credit facilities to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close such additional credit facilities or obtain other financing.

In the event we default under one of our credit facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the relevant credit facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under any future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which might result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

In addition, following any such default, the agent for the lenders under the relevant credit facility or such future credit or other borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lastly, as a result of any such default, we may be unable to obtain additional leverage, which could, in turn, affect our return on capital.

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increases the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we have borrowed from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our credit facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when we are otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Advisor’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure stockholders that we will be able to obtain credit at all or on terms acceptable to it. The SBCAA, which was signed into law in March 2018, modifies the applicable section of the 1940 Act and decreases the asset coverage requirements applicable to BDCs from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons). On March 3, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act of the Board, approved the modified asset coverage requirements under the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of March 3, 2021, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. As of December 31, 2019, our total outstanding indebtedness was $325.4 million and our asset coverage ratio, computed in accordance with the 1940 Act, was 225%.

We are subject to risks associated with the current interest rate environment, and to the extent we use debt to finance our investments, changes in interest rates may affect our cost of capital and net investment income. Further, changes in LIBOR or its discontinuation may adversely affect the value of LIBOR-indexed securities, loans, and other financial obligations or extensions of credit in our portfolio.

An increase in interest rates from their comparatively low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.

In addition, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. These developments may have adversely affected the interest rates on securities, loans, and other financial obligations or extensions of credit whose interest payments were determined by reference to LIBOR. Any future similar developments could, in turn, reduce the value of such instruments held by or due to us.

In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee of the Federal Reserve Board, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). It is currently unknown whether this or any other alternative reference rates will attain market acceptance as replacements for LIBOR. The unavailability of LIBOR presents risks to us, including the risk that any pricing or adjustments to our investments resulting from a substitute reference rate may adversely affect our performance or NAV. There is no definitive information regarding the future of LIBOR or of any particular replacement index rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

There can be no assurance that all of the LIBOR-indexed securities, loans, and other financial obligations or extensions of credit in which we are invested do or will include, or be amended to include, an alternative rate-setting methodology to be used in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR- linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income, which could make it easier for us to meet or exceed the Hurdle Amount and, as a result, increase the in incentive fees payable to the Advisor.

We are and may be subject to restrictions under our credit facilities and any future credit or other borrowing facility that could adversely impact our business.

Our credit facilities, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We currently pledge and may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Like with its current credit facilities, we expect that any future security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders, and we expect that the custodian for our securities serving as collateral for such loan would include in the custodian’s electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. Under our current credit facilities, we are subject to customary events of default. If we were to default under the terms of our current credit facilities and any future borrowing facility, the agent for the applicable lenders would be able to assume control of the timing of disposition of the assets pledged under the facility, which could include any or all of our assets securing such debt. Such remedial action would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the security interests as well as negative covenants under its credit facilities, or any other future borrowing facility, may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our credit facilities or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.

In addition, under our credit facilities, or any other future borrowing facility, we may be limited as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained.

There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our credit facilities or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair its ability to grow its business and maintain its qualification as a RIC.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the value of shares of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by stockholders. In addition, our investment activities subject it to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in its reinvestment plan, we may be forced to sell some of its investments in order to make cash dividend payments.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of our credit facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of its debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of its debt agreements.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

To maintain its status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments are in the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the FASB Accounting Standards Codification, Fair Value Measurements and Disclosures (ASC Topic 820). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by our Board and not by such third-party valuation firm. The types of factors that our Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors.

Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, our fair valuation process could make it more difficult for investors to accurately value our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger public competitors.

Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. Further, our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in the NAV.

We will adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

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

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail our self of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the strategies and plans set forth therein and may shift our investment focus from the areas of expertise of CCG LP to other types of investments in which CCG LP may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investor’s investment. If we invest in commodity interests in the future, the Advisor may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or may determine to operate subject to CFTC regulation, if applicable. If we or the Advisor were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modified the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to a BDC from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a “required majority” of its board of directors). On March 3, 2020, our board of directors, including a “required majority” of our board of directors, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on March 3, 2021 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may increase. In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019. In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks.

Further, there has been increasing commentary amongst regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of so called “shadow banking” (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). We are an entity outside the regulated banking system and certain of our activities may be argued to fall within this definition and, in consequence, may be subject to regulatory developments. As a result, we and the Advisor could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render our continued operation unviable and lead to our premature termination or restructuring.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules (a “hard Brexit). On October 28, 2019, the United Kingdom came to an agreement with the European Union to delay the deadline for withdrawal; however, the United Kingdom parliament did not approve the withdrawal agreement by January 31, 2020 and there was a hard Brexit on that date. While it is not currently possible to determine the extent of the impact a hard Brexit may have on our investments, certain measures are being proposed and/or will be introduced, at the European Union level or at the member state level, which are designed to minimize disruption in the financial market.

Notwithstanding the foregoing, the extent and process by which the United Kingdom will ultimately exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of its common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

The Advisor and the Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right under the Investment Advisory Agreement to resign as our investment adviser at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser or the Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and the Administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

In addition, if the Advisor resigns or is terminated, we would lose the benefits of our relationship with CCG LP, including the use of its communication and information systems, insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by CCG LP, and we would be required to change our name, which may have a material adverse impact on its operations.

We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt its business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

Our business is highly dependent on the communications and information systems of CCG LP, to which we have access through the Administrator. In addition, certain of these systems are provided to CCG LP by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our Common Stock and its ability to pay dividends to its stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to it by third-party service providers. We, the Advisor and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

We and the Advisor are subject to regulations and SEC oversight. If we or the Advisor fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

As a BDC, we are subject to a portion of the 1940 Act. In addition, we have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that we will achieve the same results as other vehicles managed by CCG LP and/or the Advisor.

However, if we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

In addition to these and other requirements applicable to us, the Advisor is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or the Advisor operates, it could adversely affect our business.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes.

Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay their loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. If the value of collateral underlying our loan declines during the term of the loan, a portfolio company may not be able to obtain the necessary funds to repay the loan at maturity through refinancing. Decreasing collateral value may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. Thus, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to us. We consider a number of factors in making our investment decisions, including, but not limited to, the financial condition and prospects of a portfolio company and its ability to repay our loan. Unfavorable economic conditions could negatively affect the valuations of our portfolio companies and, as a result, make it more difficult for such portfolio companies to repay or refinance our loan. Therefore, these events could prevent us from increasing our investments and harm our operating results. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due, termination of the portfolio company’s loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize its ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, depending on the facts and circumstances, including the extent to which we actually provide significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may hold the debt securities of leveraged companies.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with its investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective.

The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations that we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

We typically invest in middle-market companies, which involves higher risk than investments in large companies.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of CCG LP’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on its investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

In addition, investment in middle-market companies involves a number of other significant risks, including:

•

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The due diligence process that the Advisor undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

The Advisor’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, the Advisor will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of the Advisor’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we and the Advisor are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on its investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns that it expects on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of its portfolio quickly, we may realize significantly less than the value at which it has previously recorded its investments. Some of our debt investments may contain interest rate reset provisions that may make it more difficult for the borrowers to make periodic interest payments to us. In addition, some of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.

We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.

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

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing NAV through increased net unrealized depreciation.

As a BDC, we are required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the our Board, as described above in “—Risks Relating to our Business and Structure—The majority of our portfolio investments are recorded at fair value as determined in good faith by the our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.”

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of its valuation process that its investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore it is not limited by the 1940 Act with respect to the proportion of its assets that may be invested in securities of a single issuer or industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation.

Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase its level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Our ability to make follow-on investments may also be limited by CCG LP’s allocation policy.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any. Additionally, we invest in unitranche loans (loans that combine both senior and mezzanine debt, generally in a first lien position), which may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case the “first out” portion of the loan would generally receive priority with respect to repayment of principal, interest and any other amounts due thereunder over the “last out” portion of the loan that we would continue to hold.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if its rights are adversely affected.

Our subordinated investments may be subject to greater risk than investments that are not similarly subordinated.

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

The disposition of our investments may result in contingent liabilities.

We currently expect that substantially all of our investments will involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through its return of distributions previously made to us.

We will be subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity.

We expect that our investments will generally allow for repayment at any time subject to certain penalties. When such prepayment occurs, we intend to generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to pay, or the amount of, dividends on our Common Stock, which could result in a decline in the market price of our shares.

We may be subject to risks under hedging transactions and may become subject to risk if it invests in non-U.S. securities.

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

We may not realize anticipated gains on the equity interests in which it invests.

When we invest in loans and debt securities, it may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon such disposition. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences.

Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

•

OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral;

•	OID income may also create uncertainty about the source of our cash dividends;

•

OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;

•

for accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that shareholders be given notice of this fact;

•	generally, we must recognize income for income tax purposes no later than when it recognizes such income for accounting purposes;

•

the higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans;

•

the presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized;

•	even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;

•	OID and PIK create the risk that incentive fees will be paid to the Advisor based on

•	non-cash accruals that ultimately may not be realized, which the Advisor will be under no obligation to reimburse us or these fees; and

•

PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

You may receive shares of our Common Stock as dividends, which could result in adverse tax consequences to you.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the dividend in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Our investments in the consumer products and services sector are subject to various risks including cyclical risks associated with the overall economy.

General risks of companies in the consumer products and services sector include cyclicality of revenues and earnings, economic recession, currency fluctuations, changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer products and services is affected by the health of consumers. Companies in the consumer products and services sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer products and services sector.

Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). The deterioration of the credit markets starting in late 2007 generally has caused an adverse impact in a broad range of markets, including U.S. and international credit and interbank money markets generally, thereby affecting a wide range of financial institutions and markets. In particular, events in the financial sector in late 2008 resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. This situation has created instability in the financial markets and caused certain financial services companies to incur large losses. Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), climate change, terrorism, mortality risks and morbidity rates.

Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation risk and periodic downturn.

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share.

Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors. Because of rapid technological change, the selling prices of products and services provided by technology-related companies have historically decreased over their productive lives. As a result, the selling prices of products and services offered by technology related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect the value of the technology-related companies in our portfolio.

Effective on March 3, 2021 (unless we receive earlier stockholder approval), our asset coverage requirement will reduce from 200% to 150%, which may increase the risk of investing with us.

On March 3, 2020, our Board, including a “required majority” of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on March 3, 2021 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150% (i.e., the revised regulatory leverage limitation permits BDCs to double the amount of borrowings, such that we would be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us), and the risks associated with an investment in us may increase.

We may be unable to realize the benefits anticipated by the Alcentra Acquisition, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Alcentra Acquisition will depend in part on the integration of Alcentra Capital’s investment portfolio with our investment portfolio and the integration of Alcentra Capital’s business with our business. There can be no assurance that Alcentra Capital’s and our businesses can be operated profitably or integrated successfully into our operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from our day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of Alcentra Capital’s investment portfolio to perform as expected, could have a material adverse effect on our financial results.

We also expect to achieve certain cost savings and synergies from the Alcentra Acquisition when the two companies have fully integrated their portfolios. It is possible that our estimates of the potential cost savings and synergies could turn out to be incorrect. If the estimates turn out to be incorrect or we cannot integrate Alcentra Captial’s investment portfolio and business, the anticipated cost savings and synergies may not be fully realized, or realized at all, or may take longer to realize than expected.

The Alcentra Acquisition may trigger certain “change of control” provisions and other restrictions in certain of our and Alcentra Capital’s contracts and the failure to obtain any required consents or waivers could adversely impact us.

Certain of our agreements, certain agreements of Alcentra Capital and certain agreements or our and their controlled affiliates will or may require the consent of one or more counterparties in connection with the Alcentra Acquisition. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or our or Alcentra Capital’s obligations under, any such agreement because the Alcentra Acquisition may violate an anti-assignment, change of control or similar provision. If this happens, we may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. We cannot assure you that we will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect our financial performance or results of operations, including preventing us from operating a material part of Alcentra Capital’s business.

In addition, the Alcentra Acquisition may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under our or Alcentra Capital’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, assets or business following the Alcentra Acquisition.

Risks Relating to Our Common Stock

Our shares of Common Stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 the stocks of BDCs as an industry traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Item 1a. Risk Factors-Risks Relating to Our Business and Structure- Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors.

The market price of our Common Stock may fluctuate significantly.

The market price and liquidity of the market for our Common Stock may be significantly affected by numerous factors, some of which will beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our Common Stock from certain indices;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	announcements with respect to significant transactions;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel of ours or the Advisor;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our Common Stock or BDCs generally;

•	general economic trends and other external factors; and

•	loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility in the price of our Common Stock, we may become the target of securities litigation in the future. If we were to become involved in securities litigation, it could result in substantial costs, divert management’s attention and resources from the business and adversely affect the business.

Sales of shares of our Common Stock may cause the market price of our Common Stock to fall.

As of March 3, 2020, there were approximately 28.4 million shares of our common stock issued and outstanding, of which approximately 5.2 million are freely tradable. As described below under “—The Charter imposes certain restrictions on transfer of the our Common Stock held by our stockholders prior to the consummation of the Alcentra Acquisition in addition to those otherwise imposed by applicable law or by contract,” the shares of our Common Stock issued to holders of such shares pursuant to the Reincorporation (as defined below) are subject to transfer restrictions in our Articles of Amendment and Restatement (our “Charter”) for a period ending 365 days following the date our Common Stock was listed on NASDAQ, the effect of which will be that 1/3 of such shares will not be transferable until 180 days following the date our Common Stock was listed on NASDAQ, another 1/3 will not be transferable until 270 days following the date our Common Stock was listed on NASDAQ, and the remaining 1/3 will not be transferable until 365 days following the date our Common Stock was listed on NASDAQ without prior written consent of the Board, with all such transfers remaining subject to applicable securities laws (including applicable volume restrictions with respect to affiliate sales).

Sales of a substantial number of shares of our Common Stock held by our stockholders in the public market could occur at any time after the expiration of such periods of transfer restrictions under the Charter. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions authorized by the Board on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and we declare a cash distribution, then stockholders who have not opted out of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving the cash distribution. See “Item 1 - Business - Dividend Reinvestment Plan” for a description of the dividend reinvestment plan. Following the listing of our Common Stock on NASDAQ, the number of shares to be issued to a plan participant will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our Common Stock at the close of regular trading on NASDAQ on the date of such distribution. The market price per share of our Common Stock on a particular date will be the closing price for such shares on NASDAQ on such date, or, if no sale is reported for such date, at the average of their reported bid and asked prices. However, if the market price per share exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). Accordingly, participants in the dividend reinvestment plan may receive a greater number shares of our Common Stock than the number of shares associated with the market price of our Common Stock, resulting in dilution for other stockholders. Stockholders that opt out of the dividend reinvestment plan will experience dilution in their ownership percentage of our Common Stock over time.

Provisions of the Maryland General Corporation Law and of the Charter and the Bylaws could deter takeover attempts and have an adverse effect on the price of our Common Stock.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may discourage, delay or make more difficult a change in control of the Company, including (i) the Maryland Business Combination Act (the “Business Combination Act”), which, subject to any applicable requirements of the 1940 Act and certain other limitations, will prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of us who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter will impose special appraisal rights and supermajority voting requirements on these combinations and (ii) the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”), which, subject to any applicable requirements of the 1940 Act, will provide that our “control shares” (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. The Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, provided that the business combination is first approved by the Board, including a majority of the independent directors, and the Bylaws exempt from the Control Share Acquisition Act acquisitions of our stock by any person. However, if the resolution exempting business combinations is repealed or the Board or independent directors do not approve a business combination or we amend the Bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Business Combination Act or Control Share Acquisition Act, as the case may be, may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer.

We are also subject to other measures that may make it difficult for a third party to obtain control of us, including provisions of the Charter that (i) classify the Board into three classes serving staggered three-year terms and require that any vacancies be filled by a majority of directors remaining in office, (ii) require a two-thirds vote and cause for director removal, (iii) authorize the Board to classify any unissued shares of stock and reclassify any previously classified but unissued shares of stock into other classes or series of stock, including preferred stock, and to cause the issuance of additional shares of our Common Stock and (iv) authorize the Board to amend the Charter, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. These provisions, as well as other provisions in the Charter and the Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The Charter imposes certain restrictions on transfer of the our Common Stock held by our stockholders prior to the consummation of the Alcentra Acquisition in addition to those otherwise imposed by applicable law or by contract.

The Charter provides that during the period beginning with the date we reincorporated from the State of Delaware to the State of Maryland (“the “Reincorporation”) and ending 365 days after the date our Common Stock was listed on NASDAQ (the “Listing”), any transfer (whether by sale, gift, merger, operation of law or otherwise), exchange, assignment, pledge, hypothecation or other disposition or encumbrance of any shares of our Common Stock acquired by a stockholder attendant to the Reincorporation is prohibited, and therefore not effective, until 180 days after the date of the Listing for one third of the shares of our Common Stock acquired by a stockholder in the Reincorporation, 270 days after the date of the Listing for another one-third of the shares of our Common Stock acquired by a stockholder in the Reincorporation and 365 days after the date of the Listing for the final one-third of the shares of our Common Stock acquired by a stockholder in the Reincorporation, unless the Board provides prior written consent permitting an earlier effective date and the transfer, exchange, assignment, pledge, hypothecation or other disposition or encumbrance is made in accordance with applicable securities and other laws. The Board may impose certain conditions in connection with granting its consent to an earlier effective date and any such consent shall be granted in the sole discretion of the Board. Any purported transfer, exchange, assignment, pledge, hypothecation or other disposition or encumbrance of any shares of our Common Stock effected on an earlier effective date in violation of the Charter will have no force or effect, and we will not register or permit registration of (and will direct our transfer agent not to register or permit registration of) any such purported transfer, exchange, assignment, pledge, hypothecation or other disposition or encumbrance on our books and records until the applicable effective date.

Such transfer restrictions are applicable only to shares received by our stockholders in the Reincorporation, and not to any other shares of our Common Stock, including the shares issued to Alcentra Capital stockholders in connection with the Alcentra Acquisition and are in addition to any transfer restrictions applicable by law or any applicable agreements between the stockholder and us.

Our Charter designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the MGCL, including, without limitation, (a) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders or (b) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or the Charter or the Bylaws; or (iii) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our Common Stock will be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of the Charter, as the same may be amended from time to time. The Charter includes this provision so that we can respond to litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any Internal Corporate Claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that it does not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

We will incur significant costs as a result of our listing on NASDAQ.

Companies with outstanding, registered securities listed on a national securities exchange incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including NASDAQ requirements and requirements under the Sarbanes-Oxley Act. Accordingly, while we previously filed annual, quarterly and current reports with respect to our business and financial condition under the Exchange Act, we will incur significant additional costs as a result of the listing of our Common Stock on NASDAQ. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to listed public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our principal executive office at 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. We do not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

We are party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. In addition, Alcentra Capital was involved in various legal proceedings that we assumed in connection with the Alcentra Acquisition. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

On or about December 23, 2019, stockholders of Alcentra Capital filed two virtually identical stockholder class action complaints purportedly on behalf of holders of the common stock of Alcentra Capital against the members of Alcentra Capital’s board of directors and certain former Alcentra Capital officers, in the Circuit Court for Baltimore City, Maryland alleging that the defendants breached their fiduciary duties to the public stockholders of Alcentra Capital by commencing a sales process allegedly in response to certain actions by Stilwell Value Partners VII, Stilwell Activist Fund, Stilwell Activist Investments, and Stilwell Associates, and by omitting allegedly material information concerning the transaction, the resignation of certain directors of Alcentra, and the financial analysis and fairness opinion of Houlihan Lokey from the joint proxy statement filed with the SEC on December 11, 2019 as part of the registration statement relating to the Alcentra Acquisition. The complaints seek to recover compensatory damages for all losses resulting from the alleged breaches of fiduciary duty. We assumed indemnification responsibilities owed by Alcentra to its former directors and officers with respect to this proceeding in connection with the Alcentra Acquisition. We believe that these claims are without merit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on NASDAQ under the symbol “CCAP.” Prior to the listing of the Common Stock on NASDAQ on February 3, 2020, our Common Stock was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. As of December 31, 2019, there was no established public trading market for our Common Stock.

Holders

As of December 31, 2019, there were 174 holders of record of our common stock.

Distribution Policy

To the extent that we have taxable income available, we distribute quarterly dividends to our stockholders. The amount of our dividends, if any, are determined by our Board of Directors. Dividends and distributions are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Distributions will generally be paid from net investment income. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. If we do not generate sufficient net investment income during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year. Any dividends to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Internal Revenue Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

In order for us not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. At our discretion, we may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. We will accrue excise tax on estimated undistributed taxable income as required.

We intend to make distributions in cash unless a stockholder elects to receive dividends and/or long-term capital gains distributions in additional shares of common stock. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following tables summarize our dividends declared and payable for the years ended December 31, 2019, 2018, 2017, 2016 and the period from February 5, 2015 to December 31, 2015(1):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
November 8, 2019	December 30, 2019	January 17, 2020	$0.41	$8,553,549
September 27, 2019	September 27, 2019	October 18, 2019	$0.41	$8,015,361
June 28, 2019	June 28, 2019	July 18, 2019	$0.41	$6,660,776
March 29, 2019	March 29, 2019	April 12, 2019	$0.41	$6,028,462
December 31, 2018	December 31, 2018	January 15, 2019	$0.40	$5,343,316
September 27, 2018	September 28, 2018	October 12, 2018	$0.38	$4,464,639
June 19, 2018	June 20, 2018	July 13, 2018	$0.37	$3,876,874
March 29, 2018	March 30, 2018	April 13, 2018	$0.32	$3,035,614
December 28, 2017	December 29, 2017	January 12, 2018	$0.31	$2,707,232
September 28, 2017	September 29, 2017	October 13, 2017	$0.30	$2,470,579
June 29, 2017	June 30, 2017	July 14, 2017	$0.29	$2,169,823
March 30, 2017	March 31, 2017	April 13, 2017	$0.28	$1,994,047
December 29, 2016	December 30, 2016	January 13, 2017	$0.27	$1,750,000
December 12, 2016	December 13, 2016	December 19, 2016	$0.11	$650,000
September 29, 2016	September 30, 2016	October 14, 2016	$0.26	$1,543,640
June 29, 2016	June 30, 2016	July 15, 2016	$0.22	$1,164,992
March 30, 2016	March 31, 2016	April 15, 2016	$0.24	$1,130,001
December 29, 2015	December 30, 2015	January 15, 2016	$0.23	$924,998
September 29, 2015	September 30, 2015	October 15, 2015	$0.04	$151,009

(1)	We were formed on February 5, 2015 and commenced operations on June 26, 2015.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan that will provide for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then stockholders who are participating in the dividend reinvestment plan, will have their cash dividends and distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash dividends and distributions.

Prior to February 3, 2020, which is the date of our listing on NASDAQ, only stockholders who “opted in” to the dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of Common Stock. After February 3, 2020, stockholders who do not “opt out” of the dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of our common stock. The elections of stockholders that made an election prior to February 3, 2020 remain effective.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data for the years ended December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, and for the period from February 5, 2015, or Inception, to December 31, 2015 have been derived from our audited consolidated financial statements, which are included in “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

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

	For the years ended				For the period from February 5, 2015 (Inception) to
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015 (1)
Consolidated Statements of Operations Data

Income
Total investment income	$53,476,763	$33,295,124	$22,291,677	$13,887,777	$3,302,668
Expenses
Net expenses and income and excise taxes	21,793,956	15,567,285	12,384,112	7,479,618	2,400,667

Net investment income (loss)	$31,682,807	$17,727,839	$9,907,565	$6,408,159	$902,001
Net realized gain (loss) on investments—non-controlled/non-affiliated (2)	(7,145,749)	(545,881)	(345,718)	(83,952)	(73,241)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated (2)	3,846,085	(8,997,011)	(289,512)	5,444,486	(2,983,802)
Net change in unrealized appreciation (depreciation) on investments—controlled/affiliated	441,720	—	—	—	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	674,920	17,406	—	—	—

Net realized and unrealized gains (losses) on investments	(2,183,024)	(9,525,486)	(635,230)	5,360,534	(3,057,043)

Benefit/(Provision) for taxes on realized gain on investments	(67,321)	—	—	—	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(153,939)	(87,779)	(217,149)	—	—

Benefit/(Provision) benefit for taxes on realized and unrealized gain/loss on investments	(221,260)	(87,779)	(217,149)	—	—

Net increase (decrease) in net asset resulting from operations	$29,278,523	$8,114,574	$9,055,186	$11,768,693	$(2,155,042)

Per Common Share Data
Net asset value	$19.50	$19.43	$20.10	$20.08	$19.13
Earnings Per Share (3)
Net investment income after tax	1.83	1.65	1.31	1.23	0.55
Net realized gain (loss) on investments net of taxes	(0.42)	(0.05)	(0.04)	(0.01)	(0.05)
Net change in unrealized appreciation (depreciation) on investments net of taxes	0.24	(0.84)	(0.07)	1.05	(1.82)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	0.04	0.00	—	—	—
Net increase (decrease) in net assets resulting from operations (basic and diluted)	1.69	0.76	1.20	2.27	(1.32)
Per share distributions declared (4)	1.64	1.47	1.18	1.10	0.27
From net investment income	1.64	1.47	1.18	1.10	0.27
From capital gains	—	—	—	—	—
From return of capital	—	—	—	—	—
Dollar amount of distributions declared	29,258,148	16,720,443	9,341,681	6,238,633	1,076,007
From net investment income	29,258,148	16,720,443	9,341,681	6,238,633	1,076,007
From capital gains	—	—	—	—	—
From return of capital	—	—	—	—	—

(1)	We were formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Includes foreign exchange translation activity.
(3)	Earnings per share data is divided by the weighted average shares outstanding for the applicable periods.
(4)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.

	As of
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015 (1)
Consolidated Statements of Assets and Liabilities Data
Investments—at fair value	$726,531,160	$493,341,724	$319,126,672	$217,920,952	$138,068,497
Cash, cash equivalents and foreign currency	13,427,027	10,368,823	9,270,912	5,119,325	4,767,556
Total assets	747,174,648	505,419,430	329,817,175	225,564,977	143,539,305
Debt (2)	325,441,436	237,403,185	151,703,970	94,650,509	54,710,850
Total liabilities	340,257,846	245,840,590	157,017,186	97,508,949	65,953,067
Total net assets	406,916,802	259,578,840	172,799,989	128,056,028	77,586,238

Other Data:
Number of portfolio companies at year end	98	86	80	95	102
Average funded investments in portfolio companies (at fair value)	$7,413,583	$5,736,532	$3,989,083	$2,293,905	$1,278,412

Total return based on net asset value (3)	8.8%	4.1%	6.0%	10.7%	(3.0)%
Weighted average yield of debt investments at amortized cost (4)	8.4%	9.0%	8.3%	7.5%	7.1%

(1)	We were formed on February 5, 2015 and commenced operations on June 26, 2015.
(2)	Excludes deferred financing costs.
(3)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.
(4)

Weighted average yield on debt investments at fair value is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at fair value. Weighted average yield on debt investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus additional interest, if any, as a result of arrangements between us and other lenders in any syndication plus the net annual amortization of original issue discount and market discount earned on accruing debt investments, divided by (b) total debt investments at amortized cost. Yield is inclusive of a return on other income producing investments in GACP II for the years ended December 31, 2019 and 2018 and the Senior Loan Fund for the year ended December 31, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies and were incorporated under the laws of the State of Delaware on February 5, 2015 (“Inception”). On January 30, 2020, we changed our state of incorporation from the State of Delaware to the State of Maryland. We have elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are managed by our Advisor, Crescent Cap Advisors, LLC (and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the SEC under the 1940 Act. Our Administrator, CCAP Administration LLC (and formerly, CBDC Administration, LLC) provides the administrative services necessary for us to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with our Board. The Advisor directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Advisor. The Board consists of six directors, four of whom are independent.

Our primary investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments. We seek to achieve our investment objectives by investing primarily in secured debt (including senior secured first lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, broadly syndicated loans and bonds are generally more liquid than and complement our private credit transactions.

A “first lien” loan is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets.

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

“Second lien” investments are loans with a second priority lien on the assets of the portfolio company. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral serves as collateral in support of the repayment of these loans.

The term “mezzanine” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

From Inception through June 25, 2015, we devoted substantially all of our efforts to establishing the business and raising capital commitments from private investors. On June 26, 2015, we entered into subscription agreements with several investors, including Crescent Capital Group LP and its affiliates (“CCG LP”), providing for the private placement of our common stock. We commenced investment operations on June 26, 2015.

Alcentra Acquisition

On August 12, 2019, we entered into the Merger Agreement to acquire Alcentra Capital, in a cash and stock transaction. The board of directors of both companies each unanimously approved the Alcentra Acquisition and on January 29, 2020, Alcentra Capital’s stockholders approved the merger and our stockholders approved the issuance of shares of our common stock to Alcentra Capital’s stockholders. See “Recent Developments,” for more information on the Alcentra Acquisition.

Unaudited Pro Forma Condensed Statement of Assets and Liabilities

See “Recent Developments” below for a summary of the consideration received by Alcentra Capital stockholders in conjunction with the consummation of the Alcentra Acquisition. The following unaudited pro forma condensed consolidated financial information and explanatory notes illustrate the effect of the Alcentra Acquisition on our financial position and results of operations based upon our and Alcentra Capital’s respective historical financial positions and results of operations under the acquisition method of accounting with us treated as the acquirer. The unaudited pro forma condensed consolidated financial information has been derived from and should be read in conjunction with (i) our historical consolidated financial statements and the related notes, which are included elsewhere in this Annual Report and (ii) the historical consolidated financial statements and the related notes of Alcentra Capital, which are included in our joint proxy statement/prospectus, as amended, with the SEC on December 11, 2019.

In accordance with GAAP, the acquired assets and assumed liabilities of Alcentra Capital will be recorded by us at their estimated fair values as of the effective time. The unaudited pro forma condensed consolidated financial information of us and Alcentra Capital reflects the unaudited pro forma condensed consolidated balance sheet as of December 31, 2019. The unaudited pro forma condensed consolidated balance sheet as of December 31, 2019 assumes the Alcentra Acquisition had been completed on December 31, 2019.

The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and does not necessarily indicate the results of operations or the combined financial position that would have resulted had the Alcentra Acquisition been completed at the beginning of the applicable period presented, nor the impact of potential expense efficiencies of the Alcentra Acquisition, certain potential asset dispositions and other factors. In addition, as explained in more detail in the accompanying notes to the unaudited pro forma condensed consolidated financial information, the allocation of the pro forma purchase price reflected in the unaudited pro forma condensed consolidated financial information involves estimates, is subject to adjustment and may vary significantly from the actual purchase price allocation that will be recorded upon completion of the Alcentra Acquisition. Additionally, the unaudited pro forma condensed consolidated financial data does not include any estimated net increase (decrease) in stockholders’ equity resulting from operations or other asset sales and repayments that are not already reflected that may have occurred between December 31, 2019 and the completion of the Alcentra Acquisition.

Pro Forma Condensed Consolidated Statements of Assets and Liabilities

As of December 31, 2019

(in millions, except per share data)

	Actual Crescent Capital BDC	Actual Alcentra Capital	Pro Forma Adjustments	Footnote Reference		Pro Forma Combined
Assets:
Investments at fair value	$726.5	$206.6	$(9.8)	(A	)	$923.3
Cash and cash equivalents	13.4	3.9	32.0	(B	)	49.3
Other assets	7.3	7.0	(8.6)	(A	)	5.7

Total Assets	747.2	217.5	13.6			978.3
Liabilities:
Debt	$325.4	$73.8	$6.4	(B	)	$405.6
Other liabilities	14.9	3.3	3.7	(A	)	21.9

Total Liabilities	$340.3	$77.1	$10.1			$427.5
Net assets	$406.9	$140.4	$3.5	(C	)	$550.8

Total Liabilities and Net Assets	$747.2	$217.5	$13.6			$978.3

Total Shares Outstanding	20,862,314	12,875,566	5,203,016	(C	)	28,360,479
			2,295,149	(D	)
Net Asset Value per Share	$19.50	$10.90				$19.42

Basis of Pro Forma Presentation

The unaudited pro forma condensed consolidated financial information related to the Alcentra Acquisition is included as of December 31, 2019. On August 12, 2019, we and Alcentra Capital entered into the Merger Agreement (as subsequently amended on September 27, 2019). For the purposes of the pro forma condensed consolidated financial information, in exchange for approximately 12.9 million shares of Alcentra Capital common stock, Alcentra Capital’s stockholders received approximately (i) $19.3 million in cash, or $1.50 per share, from us, less $10.3 million, or $0.80 per share, spillover dividend paid by Alcentra Capital before consummation of the merger; (ii) 5.2 million shares of our Common Stock; and (iii) $21.6 million in cash, or $1.68 per share, from the Advisor.

The merger of Alcentra Capital with and into us is expected to be accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the fair value of total consideration paid in conjunction with the merger being allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the merger. To the extent that the fair value of the net assets acquired (as calculated using our valuation procedures) exceeds the fair value of the merger consideration paid by us, amounts paid by the Advisor pursuant to the transaction support agreement with the Advisor may be included in total consideration, up to approximately $21.6 million. Any such amounts will be recorded as deemed contributions from the Advisor as of the acquisition date. Based on the preliminary purchase price allocation calculated as of January 31, 2020, the estimated fair value of the net assets acquired approximates the estimated fair value of the merger consideration paid by us.

The final allocation of the purchase price will be determined after completion of a final analysis to determine (i) the fair value of total consideration to be paid in conjunction with the mergers; and (ii) the fair values of Alcentra Capital’s acquired assets and assumed liabilities as of the acquisition date. Accordingly, the final purchase accounting adjustments may differ materially from the pro forma adjustments presented in this document.

Under the 1940 Act and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our statement of assets and liabilities include our accounts and the accounts of all of our consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the unaudited pro forma condensed consolidated statement of assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the statement of assets and liabilities. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in millions, except share and per share amounts.

Investment Valuation: Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, the audit committee of the Board (the “Audit Committee”) and, with certain de minimis exceptions, independent third-party valuation firms engaged at the direction of the Board.

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

•

The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith based on, among other things, the input of the Advisor, the Audit Committee and, where applicable, other third parties.

We apply Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, we apply the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

Income Taxes: We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, we will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. We intend to make distributions in an amount sufficient to qualify for and maintain our RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. We are also subject to nondeductible federal excise taxes if we do not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Transaction Costs: We and Alcentra Capital have each incurred direct transaction costs resulting from the Alcentra Acquisition. Alcentra Capital expensed its transaction costs as incurred. We, as the acquirer in an asset acquisition, should include transaction costs as a component of consideration transferred and allocate such consideration to the acquired assets and liabilities on a relative fair value basis. Since including transaction costs in total consideration would result in assigning an amount greater than fair value to Alcentra Capital’s financial instruments and other “non-qualifying” assets, such costs have been shown as a reduction in net assets for purposes of the pro forma statement of assets and liabilities.

We are expecting to incur approximately $5.2 million in estimated transaction costs (net of $1.4 million of transaction support received from the Advisor). We expect to incur additional $0.7 million in incremental insurance costs, which is presented as other liabilities on the proforma Statement of Assets and Liabilities. These estimated costs are presented as pro forma adjustments to cash on the pro forma balance sheet, representing unpaid transaction costs as of the date of Alcentra Acquisition.

Preliminary Purchase Price Accounting Allocations

The unaudited pro forma condensed consolidated financial information includes the unaudited pro forma condensed consolidated balance sheet as of December 31, 2019 assuming the Alcentra Acquisition had been completed on December 31, 2019.

The unaudited pro forma condensed consolidated financial information reflects the issuance of approximately 5.2 million shares of Common Stock pursuant to the Merger Agreement.

The Alcentra Acquisition will be accounted for using the asset acquisition method of accounting. Accordingly, the merger consideration paid by us in connection with the Alcentra Acquisition will be allocated to the acquired assets and assumed liabilities of Alcentra Capital at their relative fair values estimated by us as of the effective date. The excess fair value of the net assets acquired over the fair value of the merger consideration paid by us will be allocated against the assets acquired and liabilities assumed of Alcentra Capital by us. Accordingly, the pro forma purchase price has been allocated to the assets acquired and the liabilities assumed based on our estimate of relative fair values as summarized in the following table:

	Alcentra Capital December 31, 2019	Pro Forma Adjustments	Footnote Reference		Pro Forma
Common stock issued by Crescent Capital BDC					$101.5
Cash consideration paid by Crescent Capital BDC					19.3
Less: Alcentra spillover dividend					(10.3)

Total purchase price from Crescent Capital BDC (l)					$110.5

Assets acquired:
Investments, at fair value	$206.6	$(9.8)	(A	)	$196.8
Cash and cash equivalents	3.9	(3.9)	(B	)	—
Other assets	7.0	(5.6)	(A	)	1.4

Total assets acquired	$217.5	$(19.3)			$198.2
Debt	$73.8	$6.4	(B	)	$80.2
Other liabilities assumed	3.3	0.7	(A	)	4.0

Net assets acquired	$140.4	$(25.7)	(A	)	$114.0

(1)	Excludes $21.6 million in cash from the Advisor, paid to Alcentra Capital’s stockholders.

Preliminary Pro Forma Adjustments

(A) Represents the fair value of the consideration paid by us allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition, under the application of the asset acquisition method of accounting. An adjustment of $8.6 million to Other assets relates to the allocation of the purchase price against Alcentra Capital’s recorded deferred tax asset $4.3 million and deferred financing cost of $1.3 million and recognition of proforma deferred merger expense of $5.2 million, inclusive of additional $2.2 million expense incurred subsequent to December 31, 2019. An adjustment of $9.8 million to investments is based upon our estimates of fair value determined using the valuation methodology summarized in Note 1. An adjustment of $3.7 million to other liabilities relates to $3.0 million of additional expenses incurred in connection with the merger and an incremental $0.7 million of merger expenses incurred by Alcentra Capital subsequent to December 31, 2019.

(B) The pro forma adjustment to cash reflects $44.9 million capital contribution from our investors, net of a $10.3 million spillover dividend paid by Alcentra Capital, the net purchase price paid in connection by us in connection with the Alcentra Acquisition of $9.0 million and additional liquidity of $6.4 million funded via a draw on Alcentra Capital’s revolving credit facility.

(C) The pro forma adjustment reflects an increase in net assets of $3.5 million in connection with the consummation of the Alcentra Acquisition. The increase in net assets is comprised of the following: (i) total consideration from us of $110.5 million is comprised of cash consideration of $19.3 million less $10.3 million Alcentra Capital spillover dividend, estimated stock consideration of $101.5 million based on our December 31, 2019 net asset value and 5.2 million of newly issued CCAP shares in connection with a conversion of the Alcentra shares at a ratio of 0.4041 per share, less (ii) net assets acquired of $114.0 million, which is comprised of gross net assets of $140.4 million less adjustments discussed in (A) related to fair value adjustments, the spillover dividend payment and adjustments to other assets and liabilities, net of liquidity needs.

(D) The pro forma adjustment reflects issuance of 2.3 million shares in connection with our final $44.9 million capital call and dividend reinvestment plan issuance, which both occurred subsequent to December 31, 2019 but prior to the January 31, 2020 closing of the Alcentra Acquisition.

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

The Investment Advisor

Our investment activities are managed by the Advisor, which will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Crescent Capital Group LP (“CCG LP”), pursuant to which CCG LP will provide the Advisor with experienced investment professionals (including the members of the Advisor’s investment committee) and access to the resources of CCG LP so as to enable the Advisor to fulfill its obligations under the Prior Investment Advisory Agreement. Through the Resource Sharing Agreement, the Advisor intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of CCG LP’s investment professionals.

In connection with the 2018 Annual Meeting of Stockholders, we received stockholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) that date of an initial public offering of our Common Stock that results in an unaffiliated public float of at least the lower of (i) $75 million and (ii) 15% of the aggregate capital commitments received by us prior to the date of such initial public offering (a “Qualified IPO”) and (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the Income Incentive Fee for the period from April 1, 2018 through February 3, 2020, which is the date of our listing on the NASDAQ stock exchange.

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

In addition, we may receive fees for services provided to portfolio companies by the Advisor under the Prior Investment Advisory Agreement. The services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies. We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan. Fees for providing managerial assistance to our portfolio companies are generally non-recurring and are recognized as revenue when services are provided. In certain instances where we are invited to participate as a co-lender in a transaction and do not provide significant services in connection with the investment, all or a portion of any loan fees received by us in such situations will be deferred and amortized over the investment’s life using the effective yield method.

Expenses

Our primary operating expenses include the payment of Management fees and Incentive fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Initial Administration Agreement”), operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company (the “Sub-Administration Agreements”) and other operating costs described below. The Management and Incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	allocated organization costs from the Advisor incurred prior to the Commencement of Operations up to a maximum of $1.5 million;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	independent directors’ fees and expenses;

•

administration fees and expenses, if any, payable under the Initial Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Initial Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to us, including but not limited to, our Chief Compliance Officer, Chief Financial Officer and their respective staffs);

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

We have agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the Commencement of Operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment. The Advisor had agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. Incentive Fees and costs relating to future offerings of securities would be incremental.

Leverage

Our financing facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we will only be permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 2 to 1 after such borrowing. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ will depend on our Advisor’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to a BDC from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On March 3, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, effective on March 3, 2021 (unless we receive earlier stockholder approval), our asset coverage requirement applicable to senior securities will be reduced from 200% to 150%.

PORTFOLIO INVESTMENT ACTIVITY

We seek to create a broad and varied portfolio that generally includes senior secured first lien, unitranche, senior secured second lien and subordinated loans and minority equity securities of U.S. middle market companies. The size of our individual investments will vary proportionately with the size of our capital base. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity.

As of December 31, 2019 and 2018, our portfolio at fair value was comprised of the following:

	December 31, 2019		December 31, 2018
($ in millions) Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$351.3	48.3%	$294.4	59.7%
Unitranche First Lien	218.3	30.1	68.1	13.8
Unitranche First Lien – Last Out	16.2	2.2	16.8	3.4
Senior Secured Second Lien	58.9	8.1	75.8	15.3
Unsecured Debt	7.4	1.0	7.2	1.5
Preferred Stock	4.8	0.7	2.3	0.5
Common Stock and Other (1)	69.6	9.6	28.7	5.8

Total investments	$726.5	100.0%	$493.3	100.0%

(1)	Includes investments in CBDC Senior Loan Fund, LLC and GACP II LP.

The following table shows the asset mix of investments made at cost, inclusive of revolver and delayed draw fundings, during the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
($ in millions) Investment Type	Cost	Percentage	Cost	Percentage	Cost	Percentage
Senior Secured First Lien	$140.7	37.2%	$174.3	59.9%	$96.6	62.6%
Unitranche First Lien	166.9	44.1	62.4	21.4	5.7	3.7
Unitranche First Lien – Last Out	16.0	4.2	7.4	2.5	8.8	5.7
Senior Secured Second Lien	4.4	1.2	21.2	7.3	36.5	23.7
Unsecured Debt	—	—	1.5	0.5	0.6	0.4
Preferred Stock	1.5	0.4	—	—	1.9	1.2
Common Stock and Other (1)	48.8	12.9	24.4	8.4	4.1	2.7

Total investments	$378.3	100.0%	$291.2	100.0%	$154.2	100.0%

(1)	Includes investments in CBDC Senior Loan Fund, LLC and GACP II LP.

For the year ended December 31, 2019, we had principal repayments of $110.0 million and sales of securities in fourteen portfolio companies aggregating approximately $35.8 million. For the year ended December 31, 2019, we had a portfolio increase of $228.4 million based on amortized cost.

For the year ended December 31, 2018, we had principal repayments of $105.9 million and sales of securities in five portfolio companies aggregating approximately $3.8 million. For the year ended December 31, 2018, we had a portfolio increase of $183.5 million based on amortized cost.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Weighted average yield of debt and other income producing securities (at cost) (1)	8.4%	9.0%
Percentage of debt bearing a floating rate (at fair value)	97.9%	95.2%
Percentage of debt bearing a fixed rate (at fair value)	2.1%	4.8%
Number of portfolio companies	98	86

(1)	Yield is inclusive of a return on other income producing investments in GACP II for the years ended December 31, 2019 and 2018 and the Senior Loan Fund for the year ended December 31, 2019.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
($ in millions)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$645.4	98.1%	$488.1	97.5%
Non-accrual	12.6	1.9	12.6	2.5

Total income producing debt securities	$658.0	100.0%	$500.7	100.0%

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

As of December 31, 2019, we had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively. As of December 31, 2018, we had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2019 and December 31, 2018.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2019 and December 31, 2018. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2019		December 31, 2018
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$19.1	2.6%	$4.4	0.9%
2	653.1	89.9	441.1	89.4
3	47.8	6.6	40.9	8.3
4	6.5	0.9	6.9	1.4
5	—	—	—	—

Total	$726.5	100.0%	$493.3	100.0%

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2019, 2018, and 2017 were as follows:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
($ in millions)
Total investment income	$53.5	$33.3	$22.3
Less: Total net expenses	21.7	15.4	12.4

Net investment income before taxes	31.8	17.9	9.9
Income and excise taxes	0.1	0.2	0.0

Net investment income after taxes	31.7	17.7	9.9
Net realized gain (loss) on investments (1)	(7.2)	(0.5)	(0.3)
Net unrealized appreciation (depreciation) on investments (1)	4.3	(9.0)	(0.3)
Net unrealized appreciation (depreciation) on foreign currency forward contracts	0.7	0.0	—

Net realized and unrealized gains (losses) on investments	$(2.2)	$(9.5)	$(0.6)

Provision for taxes on realized gain on investments	(0.1)	—	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(0.1)	(0.1)	(0.2)

(Provision) benefit for taxes on realized and unrealized gain (loss) on investments	(0.2)	(0.1)	(0.2)

Net increase in net assets resulting from operations	$29.3	$8.1	$9.1

(1)	Includes foreign currency transactions and translation.

Investment Income

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
($ in millions)
Interest from investments	$47.7	$32.1	$22.0
Dividend income	5.0	0.6	—
Other investment income	0.8	0.6	0.3

Total investment income	$53.5	$33.3	$22.3

Interest from investments, which includes amortization of upfront fees, increased from $32.1 million for the year ended December 31, 2018 to $47.7 million for the year ended December 31, 2019, due to an increase in the size of our portfolio. Included in interest from investments for the years ended December 31, 2019 and December 31, 2018 are $1.4 million and $1.0 million in accelerated accretion of OID, respectively.

Dividend income increased from $0.6 million for the year ended December 31, 2018 to $5.0 million for the year ended December 31, 2019 due to our investments in GACP II and the Senior Loan Fund, along with dividend payments as it relates to equity co-investments. Other investment income which includes prepayment fees, amortization of loan administration fees earned as the administration agent, and other miscellaneous fee income, remained relatively unchanged.

Expenses

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
($ in millions)
Interest and debt financing costs	$13.4	$8.4	$5.3
Management fees	9.2	6.0	4.3
Income incentive fees	4.7	2.7	1.6
Other general and administrative expenses	2.2	1.8	1.6
Professional fees	1.0	0.8	0.7
Directors’ fees	0.3	0.3	0.3
Organization expenses	0.1	0.2	0.1

Total expenses	$30.9	20.2	13.9
Management fee waiver	(4.5)	(2.6)	(1.5)
Incentive fee waiver	(4.7)	(2.2)	—

Net expenses	$21.7	$15.4	$12.4
Income and excise taxes	0.1	0.1	0.0

Total	$21.8	$15.5	$12.4

Interest and Credit Facility Expenses

Interest and debt financing costs include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the Revolving Credit Facility II, SPV Asset Facility, and Corporate Revolving Facility. We first drew on the SPV Asset Facility in April 2016, the Revolving Credit Facility II in June 2017 (the facility was terminated in August 2019), and the Corporate Revolving Facility in August 2019. Interest and debt financing costs increased from $8.4 million for the year ended December 31, 2018 to $13.4 million for the year ended December 31, 2019. This increase was primarily due to an increase in the weighted average debt outstanding from $182.3 million for the year ended December 31, 2018 to $275.9 million for the year ended December 31, 2019 and an increase in the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding from 4.1% for the year ended December 31, 2018 to 4.4% for the year ended December 31, 2019.

Management fees

Management fees are calculated and payable quarterly in arrears at an annual rate of 1.5% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay our expenses) during any period prior to a Qualified IPO.

Additionally, under the terms of the Transaction Support Agreement, among other things, we agreed to enter into an amendment to our Investment Advisory Agreement to (i) permanently reduce the management fee from 1.50% to 1.25% and (ii) waive a portion of the base management fee from February 1, 2020 through July 31, 2021 such that the base management fee shall be charged at an annual rate of 0.75% of our gross assets for such time period. These amendments contemplated by the Transaction Support Agreement went into effect with the completion of the Alcentra Acquisition, which closed on January 31, 2020.

Management fees, net of waived management fees, increased from $3.4 million for the year ended December 31, 2018 to $4.7 million for the year ended December 31, 2019 due to the increase in total assets, which increased from an average of $409.4 million for the year ended December 31, 2018 to an average of $478.7 million for the year ended December 31, 2019. Waived management fees for the years ended December 31, 2019 and December 31, 2018 were approximately $4.5 million and $2.6 million, respectively. The Advisor is not permitted to recoup waived amounts at any time.

Income incentive fees

The income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income (as defined below) for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6% annualized) (the “Hurdle”), and a catch-up feature until the Advisor has received, (i) prior to a Qualified IPO, 15%, or (ii) after a Qualified IPO, 17.5%, of the pre-incentive fee net investment income for the current quarter up to, (i) prior to a Qualified IPO, 1.7647%, or (ii) after a Qualified IPO, 1.8182% (the “Catch-up”), and (b)(i) prior to a Qualified IPO, 15% or (ii) after a Qualified IPO, 17.5%, of all remaining pre-incentive fee net investment income above the “Catch-up.”

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Initial Administration Agreement and any interest expense, but excluding the Incentive fee). Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash, such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

Net income incentive fees were $0.5 million and zero for the years ended December 31, 2018 and December 31, 2019, respectively. The decrease was due to us receiving stockholder approval to extend the end of the Commitment Period to February 3, 2020, which is the date of our listing on the NASDAQ stock exchange, which in exchange, the Advisor agreed to waive its right under the Investment Advisory Agreement to the income incentive fee.

Under the terms of the Transaction Support Agreement that went into effect on January 31, 2020, among other things, the Advisor agreed to (i) increase the incentive fee hurdle from 6% to 7% annualized and (ii) waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with our operations and investment activity. Professional fees increased from $0.8 million for the year ended December 31, 2018 to $1.0 million for the year ended December 31, 2019, while other general and administrative expenses increased from $1.8 million for the year ended December 31, 2018 to $2.2 million for the year ended December 31, 2019. The net increase in expenses was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We agreed to repay the Advisor for the organization costs and offering costs (not to exceed $1.5 million) on a pro rata basis over the first $350 million of capital contributed to us. The Advisor is responsible for organization costs and offering costs in excess of $1.5 million. At the 2018 Annual Meeting of Stockholders, we received stockholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the date of the merger, which occurred on January 31, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and offering costs to June 30, 2019.

For the year ended December 31, 2019, we called $146.0 million and the Advisor allocated $0.1 million of organization costs to us, which was included in the Consolidated Statements of Operations. For the year ended December 31, 2019, the Advisor also allocated $0.2 million of equity offering costs to us that were recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

For the year ended December 31, 2018, we called $95.0 million and the Advisor allocated $0.2 million of organization costs to us, which was included in the Consolidated Statements of Operations. For the year ended December 31, 2018, the Advisor also allocated $0.2 million of equity offering costs to us that were recorded as an offset to Paid-in capital in excess of par value on the Consolidated Statement of Assets and Liabilities.

Since Inception, the Advisor allocated $0.6 million of organization costs and $0.8 million of equity offering costs to us.

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

In order to not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2019 and December 31, 2018 we expensed an excise tax of $0.1 million and $0.1 million, respectively, of which $0.1 million and $0.1 million remained payable at the end of each year, respectively.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
($ in millions)
Realized losses on investments	$(8.5)	$(0.5)	$(0.4)
Realized gains on investments	1.4	0.0	0.1
Realized gains on foreign currency transactions	0.5	(0.0)	0.0
Realized losses on foreign currency transactions	(0.6)	(0.0)	(0.0)

Net realized gains (losses)	$(7.2)	$(0.5)	$(0.3)

Change in unrealized depreciation on non-controlled and non-affiliated investments	$(2.1)	$(11.4)	$(3.0)
Change in unrealized appreciation on non-controlled and non-affiliated investments	5.4	2.3	2.6
Change in unrealized depreciation on foreign currency translation	(0.8)	0.3	0.1
Change in unrealized appreciation on foreign currency translation	1.4	(0.2)	0.0
Change in unrealized depreciation on controlled and affiliated investments	—	—	—
Change in unrealized appreciation on controlled and affiliated investments	0.4	—	—
Change in unrealized appreciation on foreign currency forwards	0.8	0.0	—
Change in unrealized depreciation on foreign currency forwards	(0.1)	—	—

Net unrealized appreciation (depreciation)	$5.0	$(9.0)	$(0.3)

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks. Generally, we do not intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which are in compliance with applicable legal and regulatory requirements, may include the use of various instruments, including futures, options and forward contracts. We bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the years ended December 31, 2019 and December 31, 2018, our average U.S. Dollar notional exposure to foreign currency forward contracts were $23.3 million and $7.9 million, respectively.

For the years ended December 31, 2018 and 2017

The comparison of the fiscal years ended December 31, 2018 and 2017 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2018 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

Senior Loan Fund

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. We invest together with Masterland Enterprise Holdings Ltd. (“Masterland”) through the Senior Loan Fund. Masterland is a wholly owned subsidiary of China Orient Asset Management (International) Holding Limited (HK). The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. We and Masterland have each subscribed to fund $40 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which we and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since we do not have a controlling financial interest in the Senior Loan Fund, we do not consolidate our non-controlling interest in the Senior Loan Fund. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of December 31, 2019, we and Masterland had each subscribed to fund and contributed the following to the Senior Loan Fund:

($ in millions)	December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40.0	$34.0	$6.0
Masterland	40.0	34.0	6.0

Total	$80.0	$68.0	$12.0

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), which permitted up to $300.0 million of borrowings as of December 31, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of December 31, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $275.1 million.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of December 31, 2019:

($ in millions)	As of December 31, 2019
Total senior secured debt(1)	$275.6
Weighted average current interest rate on senior secured debt(2)	4.9%
Number of borrowers in the Senior Loan Fund’s portfolio	169
Largest loan to a single borrower	$3.5

(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Investments
United States
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.	Senior Secured First Lien	L + 400(1)	5.94%	04/2026	$486,543	$488,854	0.7%	$490,533
TransDigm, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	06/2023	742,443	735,543	1.1	746,078
TransDigm, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	08/2024	248,731	247,288	0.3	249,871
TransDigm, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	05/2025	1,984,224	1,962,435	2.9	1,992,795

					3,461,941	3,434,120	5.0	3,479,277

Air Transport
American Airlines, Inc.	Senior Secured First Lien	L + 175(2)	3.54%	06/2025	3,500,000	3,444,190	5.1	3,510,938

Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 350(1)	5.41%	05/2026	1,428,864	1,428,374	2.1	1,437,202
Mister Car Wash Holdings, Inc.(3)	Senior Secured First Lien	L + 350(1)	3.50%	05/2026	—	48	—	419
OEConnection LLC	Senior Secured First Lien	L + 400(2)	5.80%	09/2026	1,093,364	1,088,142	1.6	1,100,197
OEConnection LLC(4) (5)	Senior Secured First Lien			09/2026	—	(493)	—	649
Wand NewCo 3, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	02/2026	1,492,500	1,498,336	2.2	1,506,962

					4,014,728	4,014,407	5.9	4,045,429

Building & Development
Cushman & Wakefield U.S. Borrower, LLC	Senior Secured First Lien	L + 325(2)	5.05%	08/2025	2,976,137	2,980,640	4.4	2,984,039
Forest City Enterprises, L.P.	Senior Secured First Lien	L + 350(2)	5.30%	12/2025	1,792,908	1,795,830	2.6	1,805,234
Realogy Group LLC	Senior Secured First Lien	L + 225(2)	4.05%	02/2025	2,989,780	2,928,174	4.3	2,969,226

					7,758,825	7,704,644	11.3	7,758,499

Business Equipment & Services
Almonde, Inc.	Senior Secured First Lien	L + 350(6)	5.70%	06/2024	2,479,969	2,457,522	3.6	2,467,916
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400(1)	5.94%	12/2022	749,543	750,343	1.1	753,058
AVSC Holding Corp.	Senior Secured First Lien	L + 325(1)	5.23%	03/2025	741,796	725,391	1.1	740,869
AVSC Holding Corp.	Senior Secured First Lien	L + 450(1)	6.49%	10/2026	750,000	742,621	1.1	750,937
Belfor Holdings, Inc.	Senior Secured First Lien	L + 400(2)	5.69%	04/2026	636,800	636,800	0.9	640,780
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 425(1)	6.29%	06/2024	1,238,553	1,215,203	1.8	1,237,005
Creative Artists Agency, LLC	Senior Secured First Lien	L + 375(2)	5.55%	11/2026	816,000	813,647	1.2	824,034
EAB Global, Inc.	Senior Secured First Lien	L + 375(1)	5.74%	11/2024	1,488,636	1,483,036	2.2	1,493,288
IG Investment Holdings, LLC	Senior Secured First Lien	L + 400(2)	5.80%	05/2025	2,449,609	2,445,086	3.6	2,468,900
IRI Holdings, Inc.	Senior Secured First Lien	L + 450(2)	6.30%	12/2025	2,326,753	2,316,120	3.3	2,287,977
Jane Street Group, LLC	Senior Secured First Lien	L + 300(2)	4.80%	08/2022	1,761,638	1,759,004	2.6	1,764,941
MA FinanceCo., LLC	Senior Secured First Lien	L + 250(2)	4.30%	06/2024	225,712	223,401	0.3	226,441
Netsmart, Inc.	Senior Secured First Lien	L + 375(2)	5.55%	04/2023	1,567,914	1,562,896	2.3	1,564,974
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 325(2)	4.94%	09/2026	2,493,801	2,488,035	3.6	2,504,562

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Seattle Spinco, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	06/2024	$1,524,288	$1,508,702	2.2%	$1,529,212
Sotera Health Holdings, LLC	Senior Secured First Lien	L + 450(1)	6.29%	12/2026	1,250,000	1,237,556	1.8	1,256,644
Spin Holdco, Inc.	Senior Secured First Lien	L + 325(1)	5.25%	11/2022	1,985,366	1,967,912	2.9	1,973,315
TruGreen Limited Partnership	Senior Secured First Lien	L + 375(2)	5.55%	03/2026	1,411,632	1,413,518	2.1	1,429,277
USIC Holdings, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	12/2023	1,486,115	1,474,450	2.1	1,483,336

					27,384,125	27,221,243	39.8	27,397,466

Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 175(2)	3.55%	04/2025	2,342,361	2,341,584	3.4	2,361,393
CSC Holdings, LLC	Senior Secured First Lien	L + 225(2)	3.99%	01/2026	242,481	239,679	0.4	243,148
CSC Holdings, LLC	Senior Secured First Lien	L + 250(2)	4.24%	04/2027	2,639,925	2,639,924	3.9	2,655,869
Virgin Media Bristol LLC	Senior Secured First Lien	L + 250(2)	4.24%	01/2028	2,000,000	1,993,033	2.9	2,015,130

					7,224,767	7,214,220	10.6	7,275,540

Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200(2)	3.76%	10/2024	2,395,077	2,380,931	3.5	2,406,178
Ineos US Finance LLC	Senior Secured First Lien	L + 200(2)	3.80%	04/2024	2,973,456	2,951,814	4.3	2,979,537
Messer Industries GmbH	Senior Secured First Lien	L + 250(1)	4.44%	03/2026	2,237,810	2,221,207	3.2	2,252,882
PMHC II, Inc.	Senior Secured First Lien	L + 350(1)	5.44%	03/2025	747,437	737,031	1.0	670,824
PQ Corporation	Senior Secured First Lien	L + 250(1)	4.43%	02/2025	818,574	817,612	1.2	824,419
Univar, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	07/2024	1,500,000	1,498,324	2.2	1,508,063

					10,672,354	10,606,919	15.4	10,641,903

Consumer Services
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	05/2025	1,499,935	1,489,358	2.2	1,509,309

Containers & Glass Products
Anchor Packaging, Inc.	Senior Secured First Lien	L + 400(2)	5.80%	07/2026	824,191	821,734	1.2	823,161
Anchor Packaging, Inc.(4) (7)	Senior Secured First Lien			07/2026	—	105	—	(226)
Berlin Packaging LLC	Senior Secured First Lien	L + 300(2)	4.70%	11/2025	1,487,415	1,466,829	2.1	1,480,506
Berry Global, Inc.	Senior Secured First Lien	L + 250(1)	4.22%	07/2026	2,985,000	2,977,964	4.4	2,997,239
BWAY Holding Company	Senior Secured First Lien	L + 325(1)	5.23%	04/2024	1,491,084	1,454,802	2.2	1,488,758
Consolidated Container Company LLC	Senior Secured First Lien	L + 275(2)	4.55%	05/2024	1,488,608	1,482,526	2.2	1,495,120
Plaze, Inc.	Senior Secured First Lien	L + 350(2)	5.19%	08/2026	1,681,000	1,672,975	2.4	1,684,152
Pro Mach Group, Inc.	Senior Secured First Lien	L + 275(2)	4.54%	03/2025	1,737,371	1,704,775	2.5	1,725,973
Reynolds Group Holdings, Inc.	Senior Secured First Lien	L + 275(2)	4.55%	02/2023	2,976,982	2,959,993	4.3	2,990,021
Sabert Corporation	Senior Secured First Lien	L + 450(1)	6.25%	12/2026	1,250,000	1,237,548	1.8	1,263,025

					15,921,651	15,779,251	23.1	15,947,729

Diversified Insurance
Acrisure, LLC	Senior Secured First Lien	L + 425(1)	6.19%	11/2023	2,727,795	2,731,522	4.0	2,739,729

Drugs
Albany Molecular Research, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	08/2024	1,487,313	1,478,834	2.2	1,483,602
Amneal Pharmaceuticals LLC	Senior Secured First Lien	L + 350(2)	5.31%	05/2025	$3,226,688	$3,202,713	4.2%	$2,916,926

					4,714,001	4,681,547	6.4	4,400,528

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Electronics/Electrical
Blackhawk Network Holdings, Inc.	Senior Secured First Lien	L + 300(2)	4.80%	06/2025	1,984,887	1,977,617	2.9	1,988,608
CommScope, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	04/2026	1,995,000	1,996,569	2.9	2,009,963
Compuware Corporation	Senior Secured First Lien	L + 400(2)	5.80%	08/2025	1,986,618	1,993,420	2.9	2,002,342
DCert Buyer, Inc.	Senior Secured First Lien	L + 400(2)	5.80%	10/2026	2,250,000	2,243,272	3.3	2,261,250
Dell International LLC	Senior Secured First Lien	L + 200(2)	3.80%	09/2025	1,444,256	1,441,483	2.1	1,456,178
ON Semiconductor Corporation	Senior Secured First Lien	L + 200(2)	3.80%	09/2026	770,070	768,202	1.1	776,473
Sabre GLBL, Inc.	Senior Secured First Lien	L + 200(2)	3.80%	02/2024	1,490,154	1,488,253	2.2	1,500,608
SS&C Technologies, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	04/2025	1,270,539	1,272,755	1.8	1,280,919
Verifone Systems, Inc.	Senior Secured First Lien	L + 400(1)	5.90%	08/2025	2,499,799	2,468,884	3.6	2,473,014
Western Digital Corporation	Senior Secured First Lien	L + 175(1)	3.45%	04/2023	1,783,075	1,770,570	2.6	1,795,699
WEX, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	05/2026	2,992,462	2,990,752	4.4	3,015,849

					20,466,860	20,411,777	29.8	20,560,903

Financial Intermediaries
Apollo Commercial Real Estate Finance, Inc	Senior Secured First Lien	L + 275(2)	4.49%	05/2026	1,741,226	1,737,118	2.5	1,749,932
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 175(2)	3.51%	01/2025	3,000,000	2,997,792	4.4	3,022,500
Citadel Securities LP	Senior Secured First Lien	L + 350(2)	5.30%	02/2026	1,532,570	1,530,778	2.2	1,541,198
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325(2)	5.04%	07/2025	743,741	744,623	1.1	749,241
FinCo I LLC	Senior Secured First Lien	L + 200(2)	3.80%	12/2022	1,500,000	1,497,899	2.2	1,510,320
Focus Financial Partners, LLC	Senior Secured First Lien	L + 250(2)	4.30%	07/2024	994,950	994,142	1.4	1,003,123
Jefferies Finance LLC	Senior Secured First Lien	L + 375(2)	5.50%	06/2026	1,502,446	1,504,417	2.2	1,500,883
Kestra Advisor Services Holdings A, Inc.	Senior Secured First Lien	L + 425(2)	6.20%	06/2026	782,028	774,739	1.1	782,028
RPI Finance Trust	Senior Secured First Lien	L + 200(2)	3.80%	03/2023	2,911,090	2,908,668	4.3	2,938,847
Sedgwick Claims Management Services, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	12/2025	2,250,784	2,232,004	3.3	2,255,005
Starwood Property Trust, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	07/2026	754,110	754,101	1.1	760,241
VFH Parent LLC	Senior Secured First Lien	L + 350(2)	5.20%	03/2026	1,705,046	1,708,127	2.5	1,713,785
Victory Capital Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.35%	07/2026	861,485	860,458	1.3	868,618

					20,279,476	20,244,866	29.6	20,395,721

Food products
Dole Food Company, Inc.	Senior Secured First Lien	L + 275(2)	4.51%	04/2024	1,965,643	1,955,878	2.9	1,966,164
Hearthside Food Solutions, LLC	Senior Secured First Lien	L + 369(2)	5.49%	05/2025	1,739,282	1,710,419	2.5	1,727,107

					3,704,925	3,666,297	5.4	3,693,271

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Food Service
Aramark Services, Inc.(8)	Senior Secured First Lien			01/2027	627,000	626,216	0.9	631,116
IRB Holding Corp	Senior Secured First Lien	L + 325(1)	5.22%	02/2025	$2,233,583	$2,228,957	3.3%	$2,250,804
Whatabrands LLC	Senior Secured First Lien	L + 325(2)	4.94%	08/2026	734,160	734,558	1.1	739,273

					3,594,743	3,589,731	5.3	3,621,193

Food/Drug Retailers
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 275(2)	4.49%	02/2024	1,440,019	1,443,837	2.1	1,451,720

Health Care
ADMI Corp.	Senior Secured First Lien	L + 275(2)	4.55%	04/2025	997,468	986,526	1.5	1,000,590
Athenahealth, Inc.	Senior Secured First Lien	L + 450(1)	6.40%	02/2026	1,488,750	1,477,468	2.2	1,498,672
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	05/2023	1,732,687	1,710,470	2.5	1,729,083
Avantor, Inc.	Senior Secured First Lien	L + 300(2)	4.80%	11/2024	308,063	309,131	0.5	311,271
Comet Acquisition, Inc.	Senior Secured First Lien	L + 350(1)	5.41%	10/2025	1,488,722	1,487,583	2.1	1,467,627
Da Vinci Purchaser Corp.(8)	Senior Secured First Lien			12/2026	1,216,000	1,205,168	1.8	1,219,040
DaVita, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	08/2026	1,426,425	1,422,985	2.1	1,439,413
Emerald TopCo Inc.	Senior Secured First Lien	L + 350(2)	5.30%	07/2026	1,734,653	1,732,053	2.5	1,746,856
Envision Healthcare Corporation	Senior Secured First Lien	L + 375(2)	5.55%	10/2025	1,486,861	1,426,936	1.8	1,275,600
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375(2)	5.56%	07/2025	2,203,892	2,206,495	3.2	2,218,360
HCA, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	03/2025	741,219	742,037	1.1	746,363
Heartland Dental, LLC	Senior Secured First Lien	L + 375(2)	5.55%	04/2025	1,208,268	1,188,775	1.7	1,205,748
Heartland Dental, LLC(4) (9)	Senior Secured First Lien			04/2025	—	(433)	—	(57)
IQVIA, Inc.	Senior Secured First Lien	L + 175(1)	3.69%	06/2025	1,486,171	1,482,754	2.2	1,495,928
Parexel International Corporation(8)	Senior Secured First Lien			09/2024	997,169	982,212	1.4	980,965
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450(2)	6.30%	11/2025	494,375	492,700	0.7	499,010
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	09/2024	1,485,438	1,466,723	2.1	1,482,037
Syneos Health, Inc.	Senior Secured First Lien	L + 200(2)	3.80%	08/2024	1,172,978	1,173,330	1.7	1,181,776
Tecomet, Inc.	Senior Secured First Lien	L + 325(1)	4.99%	05/2024	744,275	744,275	1.1	746,910
U.S. Renal Care, Inc.	Senior Secured First Lien	L + 500(2)	6.81%	06/2026	1,737,795	1,697,838	2.5	1,729,349
Verscend Holding Corp.	Senior Secured First Lien	L + 450(2)	6.30%	08/2025	2,233,040	2,242,394	3.3	2,253,506
Viant Medical Holdings, Inc.	Senior Secured First Lien	L + 375(1)	5.69%	07/2025	743,414	745,541	1.1	730,635

					27,127,663	26,922,961	39.1	26,958,682

Industrial Equipment
Clark Equipment Company	Senior Secured First Lien	L + 175(1)	3.69%	05/2024	1,357,324	1,354,158	2.0	1,364,450
Dynacast International LLC	Senior Secured First Lien	L + 325(1)	5.19%	01/2022	744,141	727,057	1.0	725,537
LTI Holdings, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	09/2025	992,462	964,305	1.3	897,469
MHI Holdings, LLC	Senior Secured First Lien	L + 500(2)	6.80%	09/2026	1,250,000	1,237,852	1.8	1,254,687
Sabre Industries, Inc.	Senior Secured First Lien	L + 425(2)	6.04%	04/2026	746,873	743,424	1.1	752,710

					5,090,800	5,026,796	7.2	4,994,853

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Leisure Goods/Activities/Movies
Crown Finance US, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	02/2025	$2,005,428	$1,984,385	2.9%	$2,007,694
Crown Finance US, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	09/2026	997,500	992,658	1.5	999,375
Hoya Midco, LLC	Senior Secured First Lien	L + 350(2)	5.30%	06/2024	1,491,338	1,483,001	2.2	1,488,229
Six Flags Theme Parks, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	04/2026	1,512,786	1,509,319	2.2	1,521,863
SP PF Buyer LLC	Senior Secured First Lien	L + 450(2)	6.30%	12/2025	744,375	743,837	1.0	697,479
UFC Holdings, LLC	Senior Secured First Lien	L + 325(2)	5.05%	04/2026	869,408	869,841	1.3	876,351
Varsity Brands, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	12/2024	1,986,716	1,973,115	2.8	1,957,908

					9,607,551	9,556,156	13.9	9,548,899

Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien	L + 275(1)	4.68%	10/2023	2,414,555	2,412,365	3.5	2,426,085
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200(2)	3.80%	03/2025	1,815,664	1,815,655	2.6	1,826,376
Scientific Games International, Inc.	Senior Secured First Lien	L + 275(2)	4.59%	08/2024	1,479,849	1,467,689	2.2	1,485,916
Seminole Tribe of Florida	Senior Secured First Lien	L + 175(2)	3.55%	07/2024	880,928	879,751	1.3	888,086
VICI Properties 1 LLC	Senior Secured First Lien	L + 200(2)	3.79%	12/2024	2,000,000	1,991,998	2.9	2,012,020
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	05/2025	2,238,761	2,237,571	3.3	2,252,753

					10,829,757	10,805,029	15.8	10,891,236

Oil & Gas
Blackstone CQP Holdco LP	Senior Secured First Lien	L + 350(1)	5.41%	09/2024	1,418,787	1,417,445	2.1	1,428,215
Delek US Holdings, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	03/2025	1,496,210	1,487,388	2.2	1,495,431
Prairie ECI Acquiror LP	Senior Secured First Lien	L + 475(1)	6.69%	03/2026	1,357,932	1,357,225	1.9	1,351,143

					4,272,929	4,262,058	6.2	4,274,789

Property & Casualty Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	10/2024	2,974,541	2,964,456	4.4	2,988,298
Asurion LLC	Senior Secured First Lien	L + 300(2)	4.80%	11/2023	1,735,018	1,736,672	2.5	1,747,415
Asurion LLC	Senior Secured First Lien	L + 300(2)	4.80%	11/2024	1,240,554	1,240,554	1.8	1,249,195

					5,950,113	5,941,682	8.7	5,984,908

Publishing
Meredith Corporation	Senior Secured First Lien	L + 275(2)	4.55%	01/2025	2,487,917	2,487,736	3.6	2,504,847
Merrill Communications, LLC	Senior Secured First Lien	L + 500(1)	7.09%	10/2026	1,250,000	1,237,829	1.8	1,262,500
Nielsen Finance LLC	Senior Secured First Lien	L + 200(2)	3.71%	10/2023	2,791,090	2,782,920	4.1	2,804,404

					6,529,007	6,508,485	9.5	6,571,751

Radio & Television
Diamond Sports Group, LLC	Senior Secured First Lien	L + 325(2)	5.03%	08/2026	1,966,073	1,959,474	2.8	1,967,714
Gray Television, Inc.	Senior Secured First Lien	L + 250(2)	4.20%	01/2026	1,276,061	1,274,602	1.9	1,285,932
Mission Broadcasting, Inc.	Senior Secured First Lien	L + 225(2)	3.94%	01/2024	267,941	266,612	0.4	269,372
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	01/2024	1,348,436	1,341,882	2.0	1,355,636
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 275(2)	4.45%	09/2026	1,968,242	1,966,270	2.9	1,982,000

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Sinclair Television Group, Inc.	Senior Secured First Lien	L + 250(2)	4.24%	09/2026	$922,688	$918,248	1.3%	$927,158
Terrier Media Buyer, Inc.(8)	Senior Secured First Lien			12/2026	2,516,000	2,513,045	3.7	2,544,318

					10,265,441	10,240,133	15.0	10,332,130

Rail Industries
Genesee & Wyoming Inc.(8)	Senior Secured First Lien			12/2026	582,500	579,587	0.9	588,844

Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500(2)	6.80%	09/2024	1,736,057	1,714,770	2.5	1,734,251
Men’s Wearhouse, Inc. (The)	Senior Secured First Lien	L + 325(2)	4.94%	04/2025	1,484,225	1,446,175	1.8	1,198,512
Staples, Inc.	Senior Secured First Lien	L + 500(2)	6.69%	04/2026	1,263,316	1,247,607	1.8	1,244,448

					4,483,598	4,408,552	6.1	4,177,211

Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200(2)	3.80%	02/2025	1,486,728	1,476,867	2.2	1,497,574
XPO Logistics, Inc.	Senior Secured First Lien	L + 200(2)	3.80%	02/2025	500,000	493,928	0.7	503,545
XPO Logistics, Inc.	Senior Secured First Lien	L + 250(2)	4.24%	02/2025	1,220,477	1,218,401	1.8	1,230,625

					3,207,205	3,189,196	4.7	3,231,744

Telecommunications
Avaya, Inc.	Senior Secured First Lien	L + 425(2)	5.99%	12/2024	2,248,058	2,251,802	3.2	2,212,651
CenturyLink, Inc.	Senior Secured First Lien	L + 275(2)	4.55%	01/2025	2,817,279	2,783,877	4.1	2,833,126
Level 3 Financing, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	03/2027	2,023,967	2,023,803	2.9	2,033,460
Sprint Communications, Inc.	Senior Secured First Lien	L + 300(2)	4.81%	02/2024	1,980,000	1,980,000	2.9	1,974,634

					9,069,304	9,039,482	13.1	9,053,871

Utilities
Brookfield WEC Holdings, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	08/2025	1,999,409	2,001,803	2.9	2,016,274
Calpine Corporation	Senior Secured First Lien	L + 225(1)	4.20%	01/2024	1,336,910	1,329,660	2.0	1,345,553
Calpine Corporation	Senior Secured First Lien	L + 225(1)	4.20%	04/2026	1,646,725	1,637,387	2.4	1,658,664
Eastern Power, LLC	Senior Secured First Lien	L + 375(2)	5.55%	10/2023	1,618,565	1,617,936	2.4	1,625,265
Granite Generation LLC	Senior Secured First Lien	L + 375(2)	5.55%	11/2026	1,500,000	1,485,104	2.2	1,492,500
Nautilus Power, LLC	Senior Secured First Lien	L + 425(2)	6.05%	05/2024	1,246,946	1,246,301	1.8	1,246,946
Talen Energy Supply, LLC	Senior Secured First Lien	L + 375(2)	5.55%	07/2026	1,249,868	1,240,339	1.8	1,253,511
Vistra Operations Company LLC	Senior Secured First Lien	L + 175(2)	3.55%	12/2025	966,080	962,901	1.4	973,215

					11,564,503	11,521,431	16.9	11,611,928

Total Debt Investments United States					$246,946,516	$245,679,477	358.1%	$246,650,001

Total United States						$245,679,477	358.1%	$246,650,001

Canada
Debt Investments
Aerospace & Defense
1199169 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 400(1)	5.94%	04/2026	261,582	262,825	0.4	263,727
Kestrel Bidco, Inc.	Senior Secured First Lien	L + 300(2)	4.72%	12/2026	631,500	633,652	0.9	637,986

					893,082	896,477	1.3	901,713

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Air Transport
Air Canada	Senior Secured First Lien	L + 175(2)	3.51%	10/2023	$1,729,072	$1,733,388	2.5%	$1,739,878

Automotive
Panther BF Aggregator 2 LP	Senior Secured First Lien	L + 350(2)	5.30%	04/2026	2,236,196	2,220,121	3.3	2,248,081

Business Equipment & Services
Garda World Security Corporation	Senior Secured First Lien	L + 475(1)	6.66%	10/2026	2,135,000	2,092,833	3.1	2,152,357

Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 175(2)	3.55%	11/2026	3,000,000	2,982,861	4.4	3,007,110

Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien	L + 375(2)	5.55%	06/2025	993,916	984,784	1.4	990,601

Industrial Equipment
Titan Acquisition Limited(8)	Senior Secured First Lien			03/2025	748,096	738,007	1.1	737,541

Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325(1)	5.35%	10/2025	1,240,581	1,241,361	1.8	1,244,849

Total Debt Investments Canada					$12,975,943	$12,889,832	18.9%	$13,022,130

Total Canada						$12,889,832	18.9%	$13,022,130

Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 225(1)	4.14%	11/2024	941,532	942,041	1.4	946,635
Belron Finance US LLC	Senior Secured First Lien	L + 225(1)	4.15%	11/2025	297,744	297,744	0.4	299,605

					1,239,276	1,239,785	1.8	1,246,240

Cosmetics/Toiletries
Sunshine Luxembourg VII SARL	Senior Secured First Lien	L + 425(1)	6.19%	10/2026	2,250,000	2,246,107	3.3	2,274,300

Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425(2)	6.06%	04/2024	990,478	985,864	1.4	951,012
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300(1)	4.91%	02/2025	957,341	933,769	1.1	782,229

					1,947,819	1,919,633	2.5	1,733,241

Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225(2)	4.05%	04/2025	879,483	881,020	1.3	886,668

Total Debt Investments Luxembourg					$6,316,578	$6,286,545	8.9%	$6,140,449

Total Luxembourg						$6,286,545	8.9%	$6,140,449

United Kingdom
Debt Investments
Automotive
Boing US Holdco, Inc.	Senior Secured First Lien	L + 325(2)	4.99%	10/2024	1,491,783	1,484,105	2.1	1,463,193

Total Debt Investments United Kingdom					$1,491,783	$1,484,105	2.1%	$1,463,193

Total United Kingdom						$1,484,105	2.1%	$1,463,193

Netherlands
Debt Investments
Chemicals & Plastics
Starfruit Finco B.V	Senior Secured First Lien	L + 325(2)	4.96%	10/2025	2,733,689	2,737,595	4.0	2,739,389

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien	L + 225(1)	4.19%	09/2023	$1,033,495	$1,034,047	1.5%	$1,044,346

Food products
Jacobs Douwe Egberts International B.V.	Senior Secured First Lien	L + 200(2)	3.75%	11/2025	652,927	652,926	0.9	657,145

Total Debt Investments Netherlands					$4,420,111	$4,424,568	6.4%	$4,440,880

Total Netherlands						$4,424,568	6.4%	$4,440,880

Australia
Debt Investments
Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275(1)	4.69%	05/2025	489,879	487,492	0.6	379,250

Total Debt Investments Australia					$489,879	$487,492	0.6%	$379,250

Total Australia						$487,492	0.6%	$379,250

New Zealand
Debt Investments
Business Equipment & Services
Capri Finance LLC	Senior Secured First Lien	L + 300(1)	4.93%	11/2024	1,988,004	1,966,111	2.9	1,972,846

Retailers (except Food & Drug)
Titan AcquisitionCo New Zealand Limited	Senior Secured First Lien	L + 425(1)	6.19%	05/2026	995,000	990,377	1.4	999,975

Total Debt Investments New Zealand					$2,983,004	$2,956,488	4.3%	$2,972,821

Total New Zealand						$2,956,488	4.3%	$2,972,821

Total Investments						$274,208,507	399.3%	$275,068,724

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which resets daily, monthly, quarterly or semiannually. We have provided the spread over LIBOR and the weighted average current interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $68,883,439 as of December 31, 2019.
***	All investments are pledged as collateral for loans payable unless otherwise noted.
****	Represents fair value in accordance with ASC Topic 820.
(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2019 was 1.91%.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2019 was 1.76%.
(3)

Represents a delayed draw commitment of $71,802, of which $71,802 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)

Represents a delayed draw commitment of $103,896, of which $103,896 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of December 31, 2019 was 1.91%.
(7)

Represents a delayed draw commitment of $180,744, of which $180,744 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Position or portion thereof unsettled as of December 31, 2019.
(9)

Represents a delayed draw commitment of $27,349, of which $27,349 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Below is selected balance sheet information for the Senior Loan Fund as of December 31, 2019:

($ in millions)	As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$275.1
Cash and cash equivalents	7.9
Other assets	6.7

Total assets	$289.7

Debt (net of deferred financing costs of $211,251)	$205.8
Other liabilities	15.0

Total liabilities	$220.8

Members’ Capital	68.9

Total liabilities and members’ capital	$289.7

Below is selected statements of operations information for the Senior Loan Fund for the year ended December 31, 2019:

($ in millions)	For the period from February 28, 2019 (commencement of operations) through December 31, 2019
Selected Statement of Operations Information:
Total investment income	$9.6
Expenses
Interest and other debt financing costs	4.6
Professional fees	0.2
Other general and administrative expenses	0.2

Total expenses	5.0

Net investment income (loss)	4.6

Net realized gain (loss) on investments	0.0
Net change in unrealized appreciation (depreciation) on investments	0.9

Net increase (decrease) in members’ capital	$5.5

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, we had $13.4 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common shares.

We expect to generate additional cash from (1) future offerings of our common or preferred shares; (2) borrowings from our SPV Asset Facility and Corporate Revolving Facility and from other banks, lenders, or future issuances of debt securities; and, (3) cash flows from operations.

Cash on hand of $13.4 million combined with our uncalled capital commitments of $44.3 million, $29.3 million undrawn amount on our SPV Asset Facility, and $95.3 undrawn amount on our Corporate Revolving Facility is expected to be sufficient for the cash consideration and other closing costs in connection with the Alcentra Acquisition, our investing activities, and to conduct our operations for the foreseeable future.

Capital Share Activity

Between June 26, 2015 (Commencement) and January 31, 2020, the date we completed the Alcentra Acquisition, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. At December 31, 2019, we had received capital commitments totaling $456.3 million, of which $10.0 million was from CCG LP.

Between June 26, 2015 (Commencement) and December 31, 2019, pursuant to the Subscription Agreements, we issued 20,862,314 of common shares for aggregate proceeds of $412.0 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. As of December 31, 2019, we have received all amounts relating to the issued capital drawdown notices.

During the year ended December 31, 2019, we issued 76,969 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $1.5 million. During the year ended December 31, 2018, we issued 29,914 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million. During the year ended December 31, 2017, we issued 6,520 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.1 million.

Debt

Debt consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value
SPV Asset Facility	$250.0	$220.7	$29.3	$220.7
Corporate Revolving Facility	200.0	104.7	95.3	104.7

Total	$450.0	$325.4	$124.6	$325.4

	December 31, 2018
($ in millions)	Aggregate Principal Amount Committed	Drawn Amount (4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175.0	$159.6	$15.4	$159.6
Revolving Credit Facility II (3)(5)(6)	85.0	78.3	7.2	77.8

Total	$260.0	$237.9	$22.6	$237.4

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.

(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings. Carrying value excludes unamortized deferred financing costs.

(3)	We had outstanding debt denominated in Pound Sterling (GBP) of 2.5 million on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2018, was $77.8 million.
(6)	We had outstanding debt denominated in Euro (EUR) of 1.8 million on its Revolving Credit Facility II.

SPV Asset Facility

On March 28, 2016 Crescent Capital BDC Funding, LLC (“CCAP SPV”), a Delaware limited liability company and our wholly owned and consolidated subsidiary, entered into a loan and security agreement (the “SPV Asset Facility”) with us as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017 we amended the SPV Asset Facility increasing the facility limit from $75 million to $125 million. On September 28, 2018 we further amended the SPV Asset Facility increasing the facility limit from $125 million to $175 million and extending the maturity date to September 28, 2023. On April 9, 2019 we further amended the SPV Asset Facility increasing the facility limit from $175 million to $250 million.

The maximum commitment amount under the SPV Asset Facility is $250 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (September 28, 2023) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Also on March 28, 2016, we, as seller, and CCAP SPV, as purchaser, entered into a loan sale agreement whereby we will sell certain assets to CCAP SPV. We consolidate CCAP SPV in our consolidated financial statements and no gain or loss is expected to result from the sale of assets to CCAP SPV. We retain a residual interest in assets contributed to or acquired by CBDC SPV through our 100% ownership of CCAP SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

Corporate Revolving Facility

On August 20, 2019, we entered into the “Corporate Revolving Facility” with Ally Bank (“Ally”), as Administrative Agent and Arranger. Proceeds of the advances under the Revolving Credit Agreement may be used to acquire portfolio investments, to make distributions to us in accordance with the Revolving Credit Agreement and to pay related expenses. The maximum principal amount of the Corporate Revolving Facility is $200 million, subject to availability under the borrowing base.

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a margin. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

Revolving Credit Facility II

On June 29, 2017, we entered into the “Revolving Credit Facility II” with Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. Proceeds from the Revolving Credit Facility II may be used for investment activities, expenses, working capital requirements and general corporate purposes. The maximum principal amount of the Revolving Credit Facility II was $75 million, subject to availability under the borrowing base.

Borrowings under the Revolving Credit Facility II bore interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. We may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. We pay unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest is payable in arrears. On June 28, 2018, we amended the Revolving Credit Facility II increasing the facility limit from $75 million to $85 million and extending the maturity date to June 29, 2019. On June 13, 2019, we further amended the Revolving Credit Facility II by extending the maturity date to September 29, 2019. We paid down in full and terminated the Revolving Credit Facility II on August 20, 2019.

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, and Revolving Credit Facility II for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, were as follows:

	For the years ended
($ in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Borrowing interest expense	$12.1	$7.5	$4.3
Unused facility fees	0.2	0.2	0.2
Amortization of financing costs	1.1	0.7	0.8

Total interest and credit facility expenses	$13.4	$8.4	$5.3

Weighted average interest rate	4.37%	4.11%	3.23%
Weighted average outstanding balance	$275.9	$182.3	$133.5

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our SPV Asset Facility and Corporate Revolving Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 2 to 1 after such borrowing.

The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to a BDC from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On March 3, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act of the Board, approved the modified asset coverage requirements under the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of March 3, 2021, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval.

As of December 31, 2019 and December 31, 2018, our asset coverage ratio was 2.25 to 1 and 2.08 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Information on our off balance sheet arrangements is contained in Note 8. Commitments, Contingencies and Indemnifications to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies should be read in connection with our risk factors as disclosed herein.

In addition to the discussion below, our critical accounting policies are further described in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.

Investment Valuation

We apply Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2019, we recorded $18.1 million in transfers from Level 3 to Level 2 and $4.7 million in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the year ended December 31, 2018, we recorded $0 in transfers from Level 3 to Level 2 and $27.1 million in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively. During the year ended December 31, 2017, we recorded $5.2 million in transfers from Level 3 to Level 2 and $11.8 million in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisor, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

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

We currently conduct this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board will engage independent third-party valuation firms to perform certain limited procedures that the Board has identified.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein. See Note 4. Investments and Note 5. Fair Value of Financial Instruments for additional information on our investment portfolio.

Equity Offering and Organization Expenses

We have agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of our operations up to a maximum of $1.5 million on a pro rata basis over the first $350 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. As of July 2019, we have repaid such initial organization costs and equity offering costs. At the 2018 Annual Meeting of Stockholders, we received stockholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 8. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor.

The Advisor incurred costs on our behalf of $0.8 million of equity offering costs and $0.6 million of organization costs through Commencement of Operations. For the year ended December 31, 2019, the Advisor allocated to us $0.2 million of equity offering costs and $0.1 million of organization costs, of which none was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2019. Since June 26, 2015, the date of Commencement of Operations, the Advisor has allocated to us $0.8 million of equity offering costs and $0.6 million of organization costs.

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

Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction of capital are recorded as a reduction in the cost basis of the investment. To date, all distributions have been classified as dividend income.

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point we believe PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, we had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively. As of December 31, 2018, we had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total debt investments at cost and fair value, respectively.

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Internal Revenue Code. So long as we maintain our status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We account for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

In order for us not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. At our discretion, we may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. We will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the year ended December 31, 2019, we expensed an excise tax of $0.1 million, of which $0.1 million remains payable. For the year ended December 31, 2018, we expensed an excise tax of $0.1 million, of which $0.1 million remained payable. For the year ended December 31, 2017 we expensed an excise tax of $0.0 million, of which $0.0 million remained payable.

As of December 31, 2019, all of our tax filings since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

CBDC Universal Equity, Inc. is a taxable entity. The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For the year ended December 31, 2019, we recognized a benefit/(provision) for taxes of $(0.2) million on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. For the year ended December 31, 2019, we recognized a tax provision of $0.1 million on realized gain on investments. As of December 31, 2019, $0.9 million was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2019, $0.4 million of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

For the year ended December 31, 2018, we recognized a benefit/(provision) for taxes of $(0.1) million on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2018 there is a corresponding net deferred tax liability of $0.3 million related to the Taxable Subsidiary, which was the net effect of (i) a deferred tax liability of $0.6 million resulting from unrealized appreciation on investments held by the Taxable Subsidiary and (ii) a deferred tax asset of $0.3 million resulting from unrealized depreciation on investments and net operating losses and federal tax credits from the Taxable Subsidiary.

For the year ended December 31, 2017, we recognized a benefit/(provision) for income taxes of $(0.2) million, which was the net effect of a deferred tax liability of $0.3 million resulting from unrealized appreciation on investments held by the Taxable Subsidiary and a deferred tax asset of $0.1 million resulting from unrealized depreciation on investments of the Taxable Subsidiary.

For the years ended December 31, 2018 and 2017, there was no tax provision required on realized gain on investments.

We intend to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2019, all our tax filings since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

New Accounting Standards

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance regarding the presentation of restricted cash in the statement of cash flows and will require entities to include the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the beginning and ending cash balances in the statement of cash flows. The new guidance reduces diversity in how entities present changes in restricted cash and restricted cash equivalents with respect to the statement of cash flows. The guidance is applied retrospectively and is effective for fiscal years beginning after December 15, 2018. We adopted this guidance for the year ended December 31, 2019.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization of Purchased Callable Debt Securities, or ASU 2017-08, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption during an interim period. If we early adopt the amendments during an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes such interim period. We adopted this guidance during the year ended December 31, 2019. The adoption of this guidance did not have a material impact to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure for Fair Value Measurement” which modifies disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We adopted this guidance during the year ended December 31, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recent Developments

Alcentra Capital Transaction

On January 31, 2020, we completed the Alcentra Acquisition, pursuant to the terms and conditions of the Merger Agreement. To effect the acquisition, Acquisition Sub merged with and into Alcentra Capital, with Alcentra Capital surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, Alcentra Capital consummated the Second Merger, whereby it merged with and into us, with Crescent Capital BDC surviving the merger. Pursuant to the Merger Agreement, Alcentra Capital stockholders received the right to the following merger consideration in exchange for each share of Alcentra Capital common stock outstanding immediately prior to January 31, 2020, in accordance with the Merger Agreement: (a) $3.1784 per share in cash consideration (less the $0.80 final dividend declared by Alcentra Capital) and (b) stock consideration at the fixed exchange ratio of 0.4041 shares of Common Stock, thereby resulting in our then-existing stockholders owning approximately 82% of us and Alcentra Capital’s then-existing stockholders owning approximately 18% of us. The aggregate cash consideration included (i) $19.3 million in cash, or $1.50 per share, from us (less $10.3 million or $0.80 per share in final dividends paid by Alcentra Capital on January 31, 2020) and (ii) $21.6 million in cash, or $1.68 per share, in transaction support provided by the Advisor.

Investment Advisory Agreement

On August 12, 2019, we entered into the Transaction Support Agreement in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, among other things, we agreed to enter into an amendment to our Investment Advisory Agreement to (i) permanently reduce the management fee from 1.50% to 1.25%, (ii) waive a portion of the base management fee from February 1, 2020 through July 31, 2021 such that the base management fee shall be charged at an annual rate of 0.75% of our gross assets for such time period, (iii) increase the incentive fee hurdle from 6% to 7% annualized and (iv) waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. These amendments contemplated by the Transaction Support Agreement went into effect through the completion of the Alcentra Acquisition, which closed on January 31, 2020.

Administration Agreement

On February 1, 2020, we entered into the Amended and Restated Administration Agreement (as amended and restated, the “Administration Agreement”) by and between us and the Administrator. Pursuant to the Administration Agreement, the Administrator has agreed to provide a variety of services, including providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We will reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and any other staff, to the extent they perform a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead is determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and is subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

The Administration Agreement has been approved by our Board. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.

NASDAQ Listing

On February 3, 2020, our Common Stock began publicly trading on NASDAQ under the symbol “CCAP.”

Stock Repurchase Program

In connection with the closing of the Alcentra Acquisition, we entered into a repurchase plan, pursuant to which we agreed to repurchase in open market transactions, subject to compliance with any of our liquidity, covenant, leverage and regulatory requirements and the approval and continuation of such program by the Board in light of its duties under applicable law, shares of our common stock in an aggregate amount of up to $20.0 million at market prices at any time the shares of our common stock trade below ninety percent (90%) of our then-most recently disclosed net asset value per share. The $20.0 million maximum repurchase amount will be reduced by any amounts provided for under Rule 10b5-1 plans entered into by certain of our affiliates with respect to our common stock for a similar time period at the same price. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020, subject to the trading price of our common stock on that date, and the repurchase plan will be in effect through January 31, 2021.

Asset Coverage

On March 3, 2020, our Board recommended that stockholders approve a proposal to reduce our required minimum asset coverage ratio applicable to business development companies under the Investment Company Act of 1940, as amended (the “1940 Act”) from 200% to 150%. We expect to hold our Annual Meeting in May 2020, at which time stockholders will vote, amongst other items, on this proposal. In addition, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements to be effective one year after such Board approval and as a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective March 3, 2021. However, if the stockholder proposal is passed at the Annual Meeting, we would be subject to the modified asset coverage requirements the day after the Annual Meeting.

Dividend

On March 3, 2020, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about April 15, 2020 to stockholders of record as of March 31, 2020.

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

As of December 31, 2019, 97.9% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$19.3	$9.8	$9.5
Up 200 basis points	$12.9	$6.5	$6.4
Up 100 basis points	$6.4	$3.3	$3.1
Down 25 basis points	$(1.6)	$(0.8)	$(0.8)
Down 100 basis points	$(5.9)	$(3.3)	$(2.6)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2019, we had £5.9 million and €15.9 million notional exposure to foreign currency forward contracts related to investments totaling £6.1 million and €16.5.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, syndication agents and underlying investee companies, or by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

March 4, 2020

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of December 31, 2019	As of December 31, 2018
Assets
Investments, non-controlled and non-affiliated, at fair value (cost of $695,094,640 and $500,680,681, respectively)	$692,089,440	$493,341,724
Investments, controlled, at fair value (cost of $34,000,000 and $0, respectively)	34,441,720	—
Cash and cash equivalents	3,866,854	3,666,607
Cash denominated in foreign currency (cost of $683,934 and $580,874, respectively)	709,380	559,011
Restricted cash	8,850,793	6,143,205
Prepaid expenses and other assets	3,045,834	20,041
Interest receivable	2,832,257	1,334,535
Unrealized appreciation on foreign currency forward contracts	757,687	17,406
Deferred tax asset	420,492	299,474
Receivable for investments sold	160,191	37,427

Total assets	$747,174,648	$505,419,430

Liabilities
Debt (net of deferred financing costs of $3,431,382 and $1,695,193, respectively)	$322,010,054	$235,707,992
Distributions payable	8,553,549	5,343,316
Interest and other debt financing costs payable	3,545,468	1,849,983
Accrued expenses and other liabilities	3,232,864	440,630
Management fees payable	1,342,685	963,009
Deferred tax liability	879,359	604,402
Professional fees payable	379,907	254,929
Due to Administrator	174,999	178,461
Directors’ fees payable	73,600	62,063
Unrealized depreciation on foreign currency forward contracts	65,361	—
Payable for investments purchased	—	299,570
Due to Advisor	—	136,235

Total liabilities	$340,257,846	$245,840,590

Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 20,862,314 and 13,358,289 shares issued and outstanding, respectively)	20,862	13,358
Paid-in capital in excess of par value	414,293,389	266,023,849
Accumulated loss	(7,397,449)	(6,458,367)

Total Net Assets	$406,916,802	$259,578,840

Total Liabilities and Net Assets	$747,174,648	$505,419,430

Net asset value per share	$19.50	$19.43

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Investment Income:
From non-controlled and non-affiliated investments:
Interest income	$47,139,378	$31,609,324	$21,939,077
Paid-in-kind interest	560,349	453,478	64,952
Dividend income	2,671,215	590,947	—
Other income	805,821	641,375	287,648
From controlled investments:
Dividend income	2,300,000	—	—

Total investment income	53,476,763	33,295,124	22,291,677

Expenses:
Interest and other debt financing costs	13,362,283	8,450,514	5,302,910
Management fees	9,197,585	5,987,170	4,266,057
Income incentive fees	4,752,421	2,742,423	1,622,836
Other general and administrative expenses	2,201,283	1,851,252	1,639,006
Professional fees	956,930	759,974	713,672
Directors’ fees	302,633	290,000	290,000
Organization expenses	136,295	154,143	73,015

Total expenses	30,909,430	20,235,476	13,907,496
Management fee waiver	(4,502,149)	(2,602,190)	(1,548,858)
Incentive fee waiver	(4,752,421)	(2,187,445)	—

Net expenses	21,654,860	15,445,841	12,358,638

Net investment income before taxes	31,821,903	17,849,283	9,933,039

Income and excise taxes	139,096	121,444	25,474

Net investment income after taxes	31,682,807	17,727,839	9,907,565

Net realized and unrealized gains (losses) on investments:
Net realized gain/(loss) on:
Non-controlled and non-affiliated investments	(7,075,600)	(466,647)	(342,979)
Foreign currency transactions	(70,149)	(79,234)	(2,739)
Net change in unrealized appreciation (depreciation) on:
Non-controlled and non-affiliated investments and foreign currency translation	3,846,085	(8,997,011)	(289,512)
Controlled investments	441,720	—	—
Foreign currency forward contracts	674,920	17,406	—

Net realized and unrealized gains (losses) on investments	(2,183,024)	(9,525,486)	(635,230)

Provision for taxes on realized gain on investments	(67,321)	—	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(153,939)	(87,779)	(217,149)

(Provision) benefit for taxes on realized and unrealized gain/loss on investments	(221,260)	(87,779)	(217,149)

Net increase (decrease) in net assets resulting from operations	$29,278,523	$8,114,574	$9,055,186

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$1.69	$0.76	$1.20
Net investment income per share (basic and diluted):	$1.83	$1.65	$1.31
Weighted average shares outstanding (basic and diluted):	17,344,640	10,719,485	7,562,447

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at December 31, 2018	13,358,289	$13,358	$266,023,849	$(6,458,367)	$259,578,840
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	31,682,807	31,682,807
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(7,145,749)	(7,145,749)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,962,725	4,962,725
Provision for taxes on realized gain on investment	—	—	—	(67,321)	(67,321)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(153,939)	(153,939)
Stockholder distributions:
Issuance of common stock	7,427,056	7,427	145,992,573	—	146,000,000
Issuance of common shares pursuant to dividend reinvestment plan	76,969	77	1,508,178	—	1,508,255
Equity offering costs	—	—	(190,668)	—	(190,668)
Distributions to stockholders	—	—	—	(29,258,148)	(29,258,148)

Total increase (decrease) for the year ended December 31, 2019	7,504,025	7,504	147,310,083	20,375	147,337,962

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	959,457	(959,457)	—
Balance at December 31, 2019	20,862,314	$20,862	$414,293,389	$(7,397,449)	$406,916,802

Distributions to stockholders per share for year ended December 31, 2019	—	$—	$—	$1.64	$1.64

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at December 31, 2017	8,597,116	$8,597	$170,755,891	$2,035,501	$172,799,989
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	17,727,839	17,727,839
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(545,881)	(545,881)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(8,979,605)	(8,979,605)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(87,779)	(87,779)
Stockholder distributions:
Issuance of common stock	4,731,259	4,731	94,995,269	—	95,000,000
Issuance of common shares pursuant to dividend reinvestment plan	29,914	30	600,326	—	600,356
Equity offering costs	—	—	(215,636)	—	(215,636)
Distributions to stockholders	—	—	—	(16,720,443)	(16,720,443)

Total increase (decrease) for the year ended December 31, 2018	4,761,173	4,761	95,379,959	(8,605,869)	86,778,851

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(112,001)	112,001	—
Balance at December 31, 2018	13,358,289	$13,358	$266,023,849	$(6,458,367)	$259,578,840

Distributions to stockholders per share for year ended December 31, 2018	—	$—	$—	$1.47	$1.47

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at December 31, 2016	6,376,850	$6,377	$125,750,640	$2,299,011	$128,056,028
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,907,565	9,907,565
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(345,718)	(345,718)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(289,512)	(289,512)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(217,149)	(217,149)
Stockholder distributions:
Issuance of common stock	2,213,746	2,213	44,997,787	—	45,000,000
Issuance of common shares pursuant to dividend reinvestment plan	6,520	7	132,593	—	132,600
Equity offering costs	—	—	(102,144)	—	(102,144)
Distributions to stockholders	—	—	—	(9,341,681)	(9,341,681)

Total increase (decrease) for the year ended December 31, 2017	2,220,266	2,220	45,028,236	(286,495)	44,743,961

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(22,985)	22,985	—
Balance at December 31, 2017	8,597,116	$8,597	$170,755,891	$2,035,501	$172,799,989

Distributions to stockholders per share for year ended December 31, 2017	—	$—	$—	$1.18	$1.18

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,278,523	$8,114,574	$9,055,186
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(378,341,693)	(291,155,086)	(154,205,536)
Paid-in-kind interest income	(560,349)	(453,478)	(64,952)
Proceeds from sales of investments and principal repayments	145,827,870	109,697,025	54,117,980
Net realized (gain) loss on investments and foreign currency transactions	7,676,364	466,647	342,979
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(4,287,805)	8,997,011	289,512
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(674,920)	(17,406)	—
Amortization of premium and accretion of discount, net	(3,016,151)	(2,019,883)	(1,166,779)
Amortization of deferred financing costs	1,040,321	761,110	767,545
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(122,764)	(25,470)	981,769
(Increase) decrease in interest receivable	(1,497,722)	(1,258)	144,944
(Increase) decrease in deferred tax asset	(121,018)	—	—
(Increase) decrease in prepaid expenses and other assets	(3,025,793)	54,316	(21,604)
Increase (decrease) in payable for investments purchased	(299,570)	299,570	—
Increase (decrease) in management fees payable	379,676	228,505	212,638
Increase (decrease) in income incentive fees payable	—	(504,295)	42,758
Increase (decrease) in due to Advisor	(136,235)	97,311	11,677
Increase (decrease) in due to Administrator	(3,462)	(54,318)	78,376
Increase (decrease) in professional fees payable	124,978	(34,970)	144,045
Increase (decrease) in directors’ fees payable	11,537	5,000	8,688
Increase (decrease) in interest and credit facility fees and expenses payable	1,695,485	831,651	568,520
Increase (decrease) in deferred tax liability	274,957	87,779	217,149
Increase (decrease) in accrued expenses and other liabilities	2,792,234	71,549	89,861

Net cash provided by (used for) operating activities	(202,985,537)	(164,554,116)	(88,385,244)

Cash flows from financing activities:
Issuance of common stock	146,000,000	95,000,000	45,000,000
Financing costs paid related to revolving credit facilities	(2,776,510)	(1,600,261)	(643,713)
Distributions paid	(24,539,660)	(13,484,003)	(8,251,849)
Equity offering costs	(190,668)	(215,636)	(102,144)
Borrowings on debt	308,249,514	223,300,000	149,582,075
Repayments on debt	(220,746,244)	(137,300,000)	(93,082,075)

Net cash provided by (used for) financing activities	205,996,432	165,700,100	92,502,294

Effect of exchange rate changes on cash denominated in foreign currency	47,309	(48,073)	34,537
Net increase (decrease) in cash, cash equivalents and foreign currency	3,058,204	1,097,911	4,151,587
Cash, cash equivalents and foreign currency, beginning of period	10,368,823	9,270,912	5,119,325

Cash, cash equivalents and foreign currency, end of period (1)	$13,427,027	$10,368,823	$9,270,912

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$10,626,477	$6,857,753	$3,752,350
Issuance of common stock pursuant to distribution reinvestment plan	$1,508,255	$600,356	$132,600
Accrued but unpaid equity offering costs	$—	$79,445	$22,699
Accrued but unpaid distributions	$8,553,549	$5,343,316	$2,707,232

(1)

As of December 31, 2019, the balance includes cash and cash equivalents of $3,866,854, cash denominated in foreign currency of $709,380 and restricted cash of $8,850,793, respectively. As of December 31, 2018, the balance includes cash and cash equivalents of $3,666,607, cash denominated in foreign currency of $559,011, and restricted cash of $6,143,205, respectively. As of December 31, 2017, the balance includes cash and cash equivalents of $4,615,534, cash denominated in foreign currency of $479,134 and restricted cash of $4,176,244, respectively.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(1)	Senior Secured First Lien	L + 450(2)	6.30%	01/2023	$4,719,886	$4,673,605	1.2%	$4,701,490
Auto-Vehicle Parts, LLC(1) (3) (4)	Senior Secured First Lien			01/2023	—	(5,412)	—	(2,339)
Continental Battery Company(1) (3)	Senior Secured First Lien	L + 525(2)	7.05%	01/2020	1,688,750	1,683,362	0.4	1,688,750
Continental Battery Company(1)	Senior Secured First Lien	L + 525(2)	7.05%	12/2022	3,973,125	3,928,192	1.0	3,973,125
Continental Battery Company(1) (3)	Senior Secured First Lien	L + 525(2)	7.05%	12/2022	680,000	671,218	0.2	680,000
Continental Battery Company(1)	Senior Secured First Lien	L + 525(2)	7.05%	12/2022	6,645,477	6,559,076	1.6	6,645,477
Empire Auto Parts, LLC(1)	Unitranche First Lien	L + 550(5)	7.39%	09/2024	2,468,750	2,428,375	0.6	2,493,438
Empire Auto Parts, LLC(1) (3) (4)	Unitranche First Lien			09/2024	—	(6,237)	—	4,000
Empire Auto Parts, LLC(1)	Unitranche First Lien	L + 550(5)	7.39%	09/2024	2,394,000	2,349,136	0.6	2,417,940
POC Investors, LLC(1)	Senior Secured First Lien	L + 550(5)	7.44%	11/2021	9,447,832	9,371,177	2.3	9,447,832
POC Investors, LLC(1) (3) (4)	Senior Secured First Lien			11/2021	—	(6,731)	—	—

					32,017,820	31,645,761	7.9	32,049,713

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450(2)	6.30%	08/2021	2,968,159	2,968,159	0.7	2,976,811
Alion Science and Technology Corporation(1) (6)	Unsecured Debt		11.00%	08/2022	6,542,905	6,439,485	1.6	6,542,905
Midwest Industrial Rubber(1)	Senior Secured First Lien	L + 550(2)	7.05%	12/2021	7,180,585	7,123,206	1.8	7,180,585
Midwest Industrial Rubber(1) (3) (4)	Senior Secured First Lien			12/2021	—	(3,792)	—	—
Potter Electric Signal Company(1) (3)	Senior Secured First Lien	L + 425(5)	6.13%	12/2021	475,850	452,974	0.1	467,905
Potter Electric Signal Company(1) (3)	Senior Secured First Lien	P + 325(7)	8.00%	12/2024	30,800	25,498	—	28,050
Potter Electric Signal Company(1)	Senior Secured First Lien	L + 425(8)	6.54%	12/2025	2,505,375	2,483,352	0.6	2,492,848

					19,703,674	19,488,882	4.8	19,689,104

Commercial & Professional Services
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475(5)	6.64%	05/2024	5,240,625	5,222,842	0.6	2,494,537
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3)	Unitranche First Lien	L + 650(5)	8.45%	09/2023	60,000	54,026	—	60,000
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650(5)	8.45%	09/2023	750,000	739,008	0.2	750,000
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650(5)	8.45%	09/2023	5,980,945	5,885,326	1.5	5,980,945
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650(5)	8.45%	09/2023	623,556	613,873	0.1	623,556
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (4)	Unitranche First Lien			09/2023	—	(6,349)	—	—
CHA Holdings, Inc.(1)	Senior Secured First Lien	L + 450(5)	6.44%	04/2025	4,854,643	4,835,309	1.2	4,848,574
CHA Holdings, Inc.(1)	Senior Secured First Lien	L + 450(5)	6.44%	04/2025	1,023,429	1,019,564	0.2	1,022,150
DFS Intermediate Holdings, LLC(1)	Senior Secured First Lien	L + 525(2)	7.02%	03/2022	8,792,825	8,707,331	2.2	8,792,825
DFS Intermediate Holdings, LLC(1) (3)	Senior Secured First Lien	L + 525(2)	7.02%	03/2022	1,643,697	1,619,756	0.4	1,643,697
DFS Intermediate Holdings, LLC(1) (3)	Senior Secured First Lien	L + 525(2)	6.95%	03/2022	3,472,554	3,431,302	0.8	3,472,554
GH Holding Company(1)	Senior Secured First Lien	L + 450(2)	6.30%	02/2023	1,473,750	1,468,818	0.3	1,463,018

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500(2)	6.80%	04/2025	$7,396,140	$7,365,553	1.7%	$6,998,635
Hepaco, LLC(1) (3)	Senior Secured First Lien	L + 475(2)	6.54%	08/2023	660,000	657,963	0.2	660,000
Hepaco, LLC(1)	Senior Secured First Lien	L + 475(2)	6.55%	08/2024	5,151,250	5,111,752	1.3	5,151,250
Hepaco, LLC(1) (3)	Senior Secured First Lien	L + 475(2)	6.55%	08/2024	3,978,079	3,944,861	1.0	3,978,079
Jordan Healthcare, Inc.(1)	Senior Secured First Lien	L + 600(5)	7.94%	07/2022	4,021,337	3,998,176	1.0	4,036,376
Jordan Healthcare, Inc.(1)	Senior Secured First Lien	L + 600(5)	7.94%	07/2022	698,140	693,651	0.2	700,751
Jordan Healthcare, Inc.(1) (3)	Senior Secured First Lien	L + 600(5)	7.94%	07/2022	294,000	291,646	0.1	295,683
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien	L + 875(5)	10.69%	03/2025	8,101,633	7,928,648	1.9	7,818,075
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien	L + 875(5)	10.69%	03/2025	466,576	459,944	0.1	450,246
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	L + 1350 PIK(5)	13.50%	03/2026	714,220	706,371	0.2	653,511
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	L + 1350 PIK(5)	13.50%	03/2026	237,978	235,577	0.1	217,750
Miraclon Corporation(1) (9)	Unitranche First Lien	L + 600(10)	7.96%	04/2026	4,161,529	4,046,506	1.0	4,161,529
Pye-Barker Fire & Safety, LLC(1)	Unitranche First Lien	L + 575(5)	7.67%	11/2025	10,125,000	9,850,201	2.5	10,125,000
Pye-Barker Fire & Safety, LLC(1) (3) (4)	Unitranche First Lien			11/2025	—	(50,716)	—	—
Receivable Solutions, Inc.(1)	Senior Secured First Lien	L + 500(5)	6.94%	10/2024	2,194,500	2,157,733	0.5	2,194,500
Receivable Solutions, Inc.(1) (3)	Senior Secured First Lien	L + 500(2)	6.80%	10/2024	30,000	25,014	—	30,000
SavATree, LLC(1)	Senior Secured First Lien	L + 500(5)	6.94%	06/2022	3,955,671	3,915,975	1.0	3,955,671
SavATree, LLC(1) (3) (4)	Senior Secured First Lien			06/2022	—	(5,319)	—	—
SavATree, LLC(1) (3)	Senior Secured First Lien	L + 500(5)	6.89%	06/2022	154,413	147,204	—	154,413
TecoStar Holdings, Inc.(1)	Senior Secured Second Lien	L + 850(5)	10.24%	11/2024	5,000,000	4,909,185	1.2	5,000,000
UP Acquisition Corp(1)	Unitranche First Lien	L + 575(2)	7.55%	05/2024	4,378,000	4,299,404	1.1	4,378,000
UP Acquisition Corp(1) (3)	Unitranche First Lien	L + 575(5)	7.55%	05/2024	72,917	50,968	—	72,917
UP Acquisition Corp(1) (3)	Unitranche First Lien	L + 575(2)	7.55%	05/2024	276,364	270,971	0.1	276,364
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 375(2)	5.54%	09/2025	14,812,500	14,781,011	3.6	14,682,891
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien	L + 700 (including 100 PIK)(2)	8.69%	01/2022	4,932,615	4,889,125	1.1	4,587,332
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien	L + 700 (including 100 PIK)(2)	8.69%	01/2022	703,058	697,438	0.2	653,844

					116,431,944	114,969,648	27.6	112,384,673

Consumer Durables & Apparel
EiKo Global, LLC(1)	Senior Secured First Lien	L + 600(5)	7.94%	06/2023	3,256,500	3,207,196	0.8	3,256,500
EiKo Global, LLC(1) (3) (4)	Senior Secured First Lien			06/2023	—	(11,141)	—	—

					3,256,500	3,196,055	0.8	3,256,500

Consumer Services
Colibri Group LLC(1)	Unitranche First Lien	L + 575(5)	7.70%	05/2025	8,208,750	8,021,452	2.0	8,200,035
Colibri Group LLC(1)	Unitranche First Lien	L + 575(5)	7.68%	05/2025	1,350,000	1,319,960	0.3	1,348,567
Colibri Group LLC(1) (3)	Unitranche First Lien	L + 575(2)	7.55%	05/2025	266,667	244,415	0.1	265,605
COP Home Services Holdings, Inc.(1) (3) (4)	Senior Secured First Lien			05/2025	—	(8,301)	—	(2,322)
COP Home Services Holdings, Inc.(1)	Senior Secured First Lien	L + 450(5)	6.40%	05/2025	3,474,172	3,410,792	0.8	3,456,801
COP Home Services Holdings, Inc.(1) (3) (4)	Senior Secured First Lien			05/2025	—	(9,338)	—	(3,483)
HGH Purchaser, Inc.(1)	Unitranche First Lien	L + 600(2)	7.69%	11/2025	8,108,108	7,909,906	2.0	8,108,108

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
HGH Purchaser, Inc.(1) (3) (4)	Unitranche First Lien			11/2025	$—	$(41,055)	—%	$—
HGH Purchaser, Inc.(1) (3)	Unitranche First Lien	P + 500(7)	9.75%	11/2025	185,811	161,178	—	185,811
JLL XDD, Inc.(1)	Senior Secured First Lien	L + 475(5)	6.69%	12/2023	2,133,902	2,085,876	0.5	2,133,902
Learn-It Systems, LLC(1)	Senior Secured First Lien	L + 450(5)	6.40%	03/2025	4,367,000	4,264,897	1.1	4,367,000
Learn-It Systems, LLC(1) (3)	Senior Secured First Lien	P + 350(7)	8.25%	03/2025	492,030	477,717	0.1	492,030
Learn-It Systems, LLC(1) (3)	Senior Secured First Lien	L + 450(5)	6.50%	03/2025	311,246	250,701	0.1	311,246
New Mountain Learning(1)	Senior Secured First Lien	L + 600(5)	7.94%	03/2024	1,825,333	1,797,957	0.4	1,578,913
New Mountain Learning(1) (3)	Senior Secured First Lien	L + 600(5)	7.94%	03/2024	475,000	466,591	0.1	394,000
New Mountain Learning(1)	Senior Secured First Lien	L + 600(5)	7.94%	03/2024	370,000	364,815	0.1	320,050
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750(2)	9.30%	05/2026	9,333,333	9,249,071	2.3	9,317,747
Teaching Strategies LLC(1)	Unitranche First Lien	L + 600(5)	7.94%	05/2024	9,234,375	9,055,475	2.3	9,326,719
Teaching Strategies LLC(1) (3)	Unitranche First Lien	L + 600(5)	7.94%	05/2024	182,466	171,021	—	188,758
United Language Group, Inc.(1)	Senior Secured First Lien	L + 600(2)	7.88%	12/2021	4,688,925	4,637,886	1.1	4,343,820
United Language Group, Inc.(1)	Senior Secured First Lien	L + 600(2)	7.88%	12/2021	400,000	395,000	0.1	370,560
Vistage Worldwide, Inc.	Senior Secured First Lien	L + 400(2)	5.80%	02/2025	6,473,244	6,483,531	1.6	6,440,878
Wrench Group LLC(1)	Senior Secured First Lien	L + 425(5)	6.19%	04/2026	3,089,139	3,060,521	0.8	3,096,861
Wrench Group LLC(1) (3)	Senior Secured First Lien			04/2026	—	—	—	2,587
Wrench Group LLC(1)	Senior Secured Second Lien	L + 788(10)	9.82%	04/2027	2,500,000	2,429,271	0.6	2,500,000

					67,469,501	66,199,339	16.4	66,744,193

Diversified Financials
CC SAG Acquisition Corp.(1)	Unitranche First Lien	L + 500(5)	6.89%	09/2025	7,182,000	7,021,482	1.8	7,132,574
CC SAG Acquisition Corp.(1) (3)	Unitranche First Lien	L + 500(2)	6.76%	09/2025	172,500	141,714	—	156,672
CC SAG Acquisition Corp.(1) (3) (4)	Unitranche First Lien			09/2025	—	(23,226)	—	(7,226)

					7,354,500	7,139,970	1.8	7,282,020

Energy
BJ Services, LLC(1) (11)	Unitranche First Lien	L + 1033(5)	12.43%	01/2023	8,287,500	8,220,338	2.0	8,287,500
BJ Services, LLC(1)	Unitranche First Lien	L + 700(5)	9.10%	01/2023	4,875,000	4,836,212	1.2	4,875,000

					13,162,500	13,056,550	3.2	13,162,500

Food & Staples Retailing
BJH Holdings III Corp.(1)	Unitranche First Lien	L + 575(2)	7.55%	08/2025	13,715,625	13,519,827	3.4	13,647,047
Isagenix International, LLC	Senior Secured First Lien	L + 575(5)	7.70%	06/2025	6,470,737	6,442,225	1.1	4,652,460
PetIQ, LLC(1) (9)	Senior Secured First Lien	L + 450(2)	6.30%	07/2025	15,000,000	14,867,789	3.7	15,000,000

					35,186,362	34,829,841	8.2	33,299,507

Food, Beverage & Tobacco
Mann Lake Ltd.(1)	Senior Secured First Lien	L + 500(5)	6.91%	10/2024	3,865,500	3,799,854	1.0	3,826,464
Mann Lake Ltd.(1) (3)	Senior Secured First Lien	L + 500(5)	6.91%	10/2024	444,000	429,728	0.1	434,911

					4,309,500	4,229,582	1.1	4,261,375

Health Care Equipment & Services
Abode Healthcare, Inc.(1)	Senior Secured First Lien	L + 425(5)	6.16%	08/2025	4,788,000	4,696,783	1.2	4,716,180
Abode Healthcare, Inc.(1) (3)	Senior Secured First Lien	L + 425(5)	6.16%	08/2025	287,500	265,822	0.1	270,250
Ameda, Inc.(1)	Senior Secured First Lien	L + 700(2)	8.77%	09/2022	2,279,078	2,254,050	0.6	2,244,422

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Ameda, Inc.(1) (3)	Senior Secured First Lien	L + 700(2)	8.77%	09/2022	$187,500	$184,467	—%	$182,938
Avalign Technologies, Inc.(1)	Senior Secured First Lien	L + 450(2)	6.30%	12/2025	17,008,647	16,857,590	4.2	16,881,082
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien	L + 475(2)	6.55%	01/2023	891,000	881,430	0.2	899,910
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien	L + 475(2)	6.55%	01/2023	14,546,095	14,387,218	3.6	14,691,557
Centauri Health Solutions, Inc.(1) (3) (4)	Senior Secured First Lien			01/2023	—	(8,752)	—	15,750
Centria Subsidiary Holdings, LLC(1) (3) (4)	Unitranche First Lien			12/2025	—	(58,589)	—	—
Centria Subsidiary Holdings, LLC(1)	Unitranche First Lien	L + 600(5)	7.89%	12/2025	11,842,105	11,489,768	2.9	11,842,105
Clarkson Eyecare, LLC(1)	Unitranche First Lien	L + 625(2)	8.05%	04/2021	9,012,706	8,869,201	2.2	8,877,515
Clarkson Eyecare, LLC(1)	Unitranche First Lien	L + 625(2)	8.05%	04/2021	5,949,794	5,853,017	1.4	5,860,547
CRA MSO, LLC(1)	Senior Secured First Lien	L + 475(2)	6.55%	12/2023	1,237,500	1,217,563	0.3	1,237,500
CRA MSO, LLC(1) (3) (4)	Senior Secured First Lien			12/2023	—	(5,939)	—	—
CRA MSO, LLC(1) (3) (4)	Senior Secured First Lien			12/2023	—	(3,117)	—	—
ExamWorks Group, Inc.(1)	Senior Secured Second Lien	L + 725(2)	9.05%	07/2024	5,735,294	5,620,650	1.4	5,745,122
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien	L + 525(2)	7.05%	10/2022	1,661,750	1,644,314	0.4	1,661,750
GrapeTree Medical Staffing, LLC(1) (3) (4)	Senior Secured First Lien			10/2022	—	(4,408)	—	—
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien	L + 525(2)	7.05%	10/2022	1,396,500	1,372,899	0.3	1,396,500
MDVIP, Inc.	Senior Secured First Lien	L + 425(2)	6.05%	11/2024	9,659,117	9,659,117	2.4	9,610,821
NMN Holdings III Corp.(1)	Senior Secured Second Lien	L + 775(2)	9.49%	11/2026	7,222,222	7,026,968	1.8	7,181,991
NMN Holdings III Corp.(1) (3) (4)	Senior Secured Second Lien			11/2026	—	(21,458)	—	(9,284)
NMSC Holdings, Inc.(1)	Senior Secured Second Lien	L + 1000(2)	11.80%	10/2023	4,307,480	4,201,471	1.1	4,285,942
Omni Ophthalmic Management Consultants, LLC(1) (3) (4)	Senior Secured First Lien			05/2023	—	(9,890)	—	(2,882)
Omni Ophthalmic Management Consultants, LLC(1) (3) (4)	Senior Secured First Lien			05/2023	—	(8,533)	—	(3,900)
Omni Ophthalmic Management Consultants, LLC(1)	Senior Secured First Lien	L + 525(2)	7.05%	05/2023	6,947,500	6,868,208	1.7	6,923,941
Professional Physical Therapy(1)	Senior Secured First Lien	L + 675 PIK (including 75 PIK)(5)	8.44%	12/2022	8,905,700	8,574,190	1.8	7,487,913
PT Network, LLC(1) (3) (4)	Senior Secured First Lien			11/2023	—	(766)	—	(8,455)
PT Network, LLC(1)	Senior Secured First Lien	L + 750 PIK (including 200 PIK)(10)	9.44%	11/2023	4,727,304	4,717,971	1.1	4,627,385
Safco Dental Supply, LLC(1)	Unitranche First Lien	L + 550(5)	7.25%	06/2025	4,548,804	4,475,129	1.1	4,548,804
Safco Dental Supply, LLC(1) (3) (4)	Unitranche First Lien			06/2025	—	(9,537)	—	—
Smile Brands, Inc.(1) (3)	Senior Secured First Lien	P + 350(7)	8.25%	10/2023	40,000	37,756	—	38,500
Smile Brands, Inc.(1) (3)	Senior Secured First Lien	L + 450(5)	6.43%	10/2024	378,163	371,854	0.1	374,176
Smile Brands, Inc.(1)	Senior Secured First Lien	L + 450(10)	6.70%	10/2024	2,079,000	2,061,803	0.5	2,068,605
Smile Doctors LLC(1) (3)	Senior Secured First Lien	L + 600(5)	7.94%	10/2022	138,750	138,140	—	138,750
Smile Doctors LLC(1)	Senior Secured First Lien	L + 600(5)	7.94%	10/2022	3,173,039	3,146,212	0.8	3,173,039

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Smile Doctors LLC(1) (3)	Senior Secured First Lien	L + 600(5)	7.94%	10/2022	$1,684,971	$1,682,497	0.4%	$1,684,971
Unifeye Vision Partners(1)	Senior Secured First Lien	L + 500(5)	6.89%	09/2025	5,400,000	5,296,420	1.3	5,400,000
Unifeye Vision Partners(1) (3)	Senior Secured First Lien	L + 500(5)	6.89%	09/2025	226,667	194,373	0.1	226,667
Unifeye Vision Partners(1) (3) (4)	Senior Secured First Lien			09/2025	—	(28,969)	—	—
Zest Acquisition Corp.	Senior Secured First Lien	L + 350(2)	5.25%	03/2025	8,829,727	8,830,503	2.1	8,432,390

					145,091,913	142,717,426	35.1	142,702,502

Household & Personal Products
Tranzonic(1)	Senior Secured First Lien	L + 475(2)	6.55%	03/2023	3,853,597	3,826,195	0.9	3,853,597
Tranzonic(1) (3) (4)	Senior Secured First Lien			03/2023	—	(3,557)	—	—

					3,853,597	3,822,638	0.9	3,853,597

Insurance
Comet Acquisition, Inc.(1)	Senior Secured Second Lien	L + 750(5)	9.41%	10/2026	4,632,122	4,621,728	1.1	4,411,318
Integrity Marketing Acquisition, LLC(1) (3)	Unitranche First Lien	L + 575(5)	7.81%	02/2020	3,542,857	3,433,254	0.8	3,517,262
Integrity Marketing Acquisition, LLC(1) (3) (4)	Unitranche First Lien			07/2021	—	(36,449)	—	(15,476)
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien	L + 575(5)	7.67%	08/2025	13,009,031	12,698,671	3.2	12,943,986
Integrity Marketing Acquisition, LLC(1) (3) (4)	Unitranche First Lien			08/2025	—	(47,632)	—	(7,047)
Integro Parent, Inc.(1) (9)	Senior Secured First Lien	L + 575(2)	7.55%	10/2022	477,314	473,070	0.1	470,154
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien	L + 925(2)	11.05%	10/2023	2,915,493	2,881,635	0.7	2,915,493
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien	L + 925(2)	10.99%	10/2023	380,282	376,643	0.1	380,282
The Hilb Group, LLC(1) (3) (4)	Unitranche First Lien			12/2025	—	(8,387)	—	(2,551)
The Hilb Group, LLC(1)	Unitranche First Lien	L + 575(2)	7.69%	12/2026	3,639,456	3,549,287	0.9	3,612,160
The Hilb Group, LLC(1) (3) (4)	Unitranche First Lien			12/2026	—	(12,605)	—	(7,653)

					28,596,555	27,929,215	6.9	28,217,928

Materials
Kestrel Parent, LLC(1) (3) (4)	Unitranche First Lien			11/2023	—	(16,831)	—	13,060
Kestrel Parent, LLC(1)	Unitranche First Lien	L + 600(2)	7.78%	11/2025	6,740,112	6,592,896	1.7	6,841,213
Maroon Group, LLC (1)	Unitranche First Lien	L + 675(5)	8.72%	08/2022	2,711,802	2,693,183	0.7	2,711,802
Maroon Group, LLC (1) (3)	Unitranche First Lien	L + 675(2)	8.56%	08/2022	98,000	95,835	—	98,000
Maroon Group, LLC (1)	Unitranche First Lien	L + 675(5)	8.72%	08/2022	1,250,000	1,242,268	0.3	1,250,000

					10,799,914	10,607,351	2.7	10,914,075

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(1)	Senior Secured First Lien	L + 500(2)	6.80%	02/2023	3,743,602	3,705,811	0.9	3,743,602
Trinity Partners, LLC(1) (3) (4)	Senior Secured First Lien			02/2023	—	(5,653)	—	—

					3,743,602	3,700,158	0.9	3,743,602

Retailing
Slickdeals Holdings, LLC(1) (3) (4)	Unitranche First Lien			06/2023	—	(13,779)	—	—
Slickdeals Holdings, LLC(1)	Unitranche First Lien	L + 625(2)	7.99%	06/2024	14,725,473	14,341,576	3.6	14,725,473
Strategic Partners, Inc.(1)	Senior Secured First Lien	L + 375(2)	5.55%	06/2023	6,322,508	6,312,869	1.6	6,338,314

					21,047,981	20,640,666	5.2	21,063,787

Software & Services
Affinitiv, Inc.(1)	Unitranche First Lien	L + 525(5)	7.17%	08/2024	6,500,000	6,392,912	1.6	6,500,000
Affinitiv, Inc.(1) (3) (4)	Unitranche First Lien			08/2024	—	(13,833)	—	—
Ansira Partners, Inc.(1)	Unitranche First Lien	L + 575(2)	7.55%	12/2022	6,866,852	6,829,254	1.6	6,476,954
Ansira Partners, Inc.(1) (3)	Unitranche First Lien	L + 575(2)	7.49%	12/2022	626,250	622,485	0.1	572,419
Avaap USA LLC(1)	Senior Secured First Lien	L + 525(2)	7.05%	03/2023	3,807,625	3,747,842	1.0	3,845,701

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Avaap USA LLC(1)	Senior Secured First Lien	L + 525(2)	7.02%	03/2023	$347,375	$342,318	0.1%	$350,849
Avaap USA LLC(1) (3) (4)	Senior Secured First Lien			03/2023	—	(10,273)	—	6,500
Benesys, Inc.(1)	Senior Secured First Lien	L + 425(2)	6.05%	10/2024	1,432,125	1,414,383	0.4	1,410,765
Benesys, Inc.(1) (3)	Senior Secured First Lien	L + 425(2)	6.05%	10/2024	48,000	46,215	—	45,763
C-4 Analytics, LLC(1)	Senior Secured First Lien	L + 475(2)	6.55%	08/2023	10,312,625	10,194,674	2.5	10,312,625
C-4 Analytics, LLC(1) (3) (4)	Senior Secured First Lien			08/2023	—	(6,369)	—	—
CAT Buyer, LLC(1)	Unitranche First Lien	L + 550(2)	7.30%	04/2024	6,302,406	6,193,533	1.5	6,272,456
CAT Buyer, LLC(1) (3)	Unitranche First Lien	L + 550(2)	7.30%	04/2024	151,250	140,325	—	148,636
Claritas, LLC(1)	Senior Secured First Lien	L + 600(5)	7.94%	12/2023	1,121,250	1,111,614	0.3	1,121,250
Claritas, LLC(1) (3)	Senior Secured First Lien	L + 600(2)	7.80%	12/2023	120,000	117,496	—	120,000
Corel Corporation(9)	Senior Secured First Lien	L + 500(12)	6.91%	07/2026	12,500,000	11,905,097	3.0	12,109,375
List Partners, Inc.(1)	Senior Secured First Lien	L + 500(2)	6.77%	01/2023	4,622,875	4,563,260	1.1	4,649,438
List Partners, Inc.(1) (3) (4)	Senior Secured First Lien			01/2023	—	(5,422)	—	2,586
Ontario Systems, LLC(1)	Unitranche First Lien	L + 550(2)	7.30%	08/2025	3,241,875	3,210,888	0.8	3,241,875
Ontario Systems, LLC(1) (3) (4)	Unitranche First Lien			08/2025	—	(4,730)	—	—
Ontario Systems, LLC(1) (3) (4)	Unitranche First Lien			08/2025	—	(5,203)	—	—
Perforce Software, Inc.	Senior Secured First Lien	L + 450(2)	6.30%	07/2026	12,468,750	12,409,735	3.1	12,492,191
Right Networks, LLC(1)	Unitranche First Lien	L + 600(2)	7.70%	11/2024	9,743,023	9,529,600	2.4	9,743,023
Right Networks, LLC(1) (3) (4)	Unitranche First Lien			11/2024	—	(5,066)	—	—
Ruffalo Noel Levitz, LLC(1)	Unitranche First Lien	L + 600(5)	7.94%	05/2022	2,530,875	2,502,836	0.6	2,518,221
Ruffalo Noel Levitz, LLC(1) (3) (4)	Unitranche First Lien			05/2022	—	(3,198)	—	(1,500)
SMS Systems Maintenance Services, Inc.(1) (13)	Senior Secured Second Lien			10/2024	6,155,879	5,619,108	0.6	2,470,550
SMS Systems Maintenance Services, Inc.(1) (13)	Senior Secured Second Lien			10/2024	4,703,478	4,286,559	0.5	1,887,655
SMS Systems Maintenance Services, Inc.(1) (13)	Senior Secured Second Lien			10/2024	2,859,121	2,670,221	0.5	2,193,096
Transportation Insight, LLC(1) (3) (4)	Senior Secured First Lien			12/2024	—	(5,976)	—	(3,750)
Transportation Insight, LLC(1)	Senior Secured First Lien	L + 450(2)	6.30%	12/2024	5,194,250	5,151,240	1.3	5,168,279
Transportation Insight, LLC(1) (3)	Senior Secured First Lien	L + 450(5)	6.20%	12/2024	712,456	702,439	0.2	706,013
Trident Technologies, LLC(1)	Senior Secured First Lien	L + 600(2)	7.62%	12/2025	15,000,000	14,775,410	3.6	14,775,000
Winxnet Holdings LLC(1) (3)	Unitranche First Lien	L + 600(2)	7.76%	06/2023	647,354	632,108	0.2	634,105
Winxnet Holdings LLC(1)	Unitranche First Lien	L + 600(2)	7.76%	06/2023	1,970,000	1,940,921	0.5	1,945,079
Winxnet Holdings LLC(1) (3)	Unitranche First Lien	L + 600(2)	7.76%	06/2023	80,000	74,414	—	74,940

					120,065,694	117,066,817	27.5	111,790,094

Technology Hardware & Equipment
Onvoy, LLC(1)	Senior Secured Second Lien	L + 1050(2)	12.30%	02/2025	2,635,052	2,541,293	0.6	2,338,609

Transportation
Pilot Air Freight, LLC(1)	Senior Secured First Lien	L + 525(2)	7.05%	07/2024	5,417,254	5,392,794	1.3	5,417,254
Pilot Air Freight, LLC(1)	Senior Secured First Lien	L + 525(2)	7.05%	07/2024	1,208,451	1,208,451	0.3	1,208,451
Pilot Air Freight, LLC(1) (3) (4)	Senior Secured First Lien			07/2024	—	(4,563)	—	—
Pilot Air Freight, LLC(1) (3) (4)	Senior Secured First Lien			07/2024	—	(380)	—	—

					6,625,705	6,596,302	1.6	6,625,705

Total Debt Investments United States					$641,352,314	$630,377,494	153.2%	$623,379,484

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Equity Investments
Automobiles & Components
APC Auto Tech Holdings, LLC(1) (14)	Common Stock				2,427	$1,089,899	—%	$161,321
APC Auto Technology Intermediate, LLC(1) (14)	Preferred Stock				757	756,789	0.2	767,090

					3,184	1,846,688	0.2	928,411

Capital Goods
Alion Science and Technology Corporation(1) (14)	Common Stock				745,504	766,483	0.3	1,206,435

Commercial & Professional Services
Allied Universal holdings, LLC(1) (14)	Common Stock Class A				2,240,375	1,011,293	0.5	2,199,246
MHS Acquisition Holdings, LLC(1) (14)	Common Stock				912	912,639	0.2	585,910
MHS Acquisition Holdings, LLC(1) (14)	Preferred Stock				20	19,794	—	—
PB Parent, LP(1) (14)	Common Stock				1,125,000	1,125,000	0.3	1,125,000
RSI Acquisition, LLC(1) (14)	Preferred Stock Class A				137,000	137,000	—	137,000
TecoStar Holdings, Inc.(1) (14)	Common Stock				500,000	500,000	0.2	973,118

					4,003,307	3,705,726	1.2	5,020,274

Consumer Services
Green Wrench Acquisition, LLC(1) (14)	Common Stock				3,906	390,602	0.1	390,602
HGH Investment, LP(1) (14)	Common Stock Class A				4,171	417,084	0.1	415,815
Legalshield(1) (14)	Common Stock				372	371,927	0.2	719,569
Wrench Group Holdings, LLC(1) (14)	Common Stock, Class A				1,094	109,398	—	109,398

					9,543	1,289,011	0.4	1,635,384

Diversified Financials
CBDC Senior Loan Fund LLC(9) (15) (16)	Partnership Interest				34,000,000	34,000,000	8.5	34,441,720
GACP II LP(9) (16)	Partnership Interest				18,067,282	18,067,282	4.5	18,564,132

					52,067,282	52,067,282	13.0	53,005,852

Health Care Equipment & Services
ExamWorks Group, Inc.(1) (14)	Common Stock				7,500	750,000	0.3	1,344,223
MDVIP, Inc.(1) (14)	Common Stock				46,807	666,667	0.2	922,271
NMN Holdings LP(1) (14)	Common Stock				11,111	1,111,111	0.3	1,009,153
PT Network, LLC(1) (14)	Common Stock				1	—	—	—
Spartan Healthcare Holdings, LLC(1) (14)	Partnership Interest				11,843	1,184,210	0.3	1,184,300

					77,262	3,711,988	1.1	4,459,947

Insurance
Integrity Marketing Acquisition, LLC(1) (14)	Common Stock				619,562	648,199	0.2	648,400
Integrity Marketing Acquisition, LLC(1) (14)	Preferred Stock				1,247	1,212,258	0.3	1,247,353
Integro Parent, Inc.(1) (9) (14)	Common Stock				4,468	454,072	0.2	877,429

					625,277	2,314,529	0.7	2,773,182

Materials
Kestrel Upperco, LLC(1) (14)	Common Stock, Class A				41,791	208,955	0.1	222,428

Media
Vivid Seats Ltd.(1) (14)	Common Stock				608,108	608,108	0.3	1,083,350
Vivid Seats Ltd.(1) (14)	Preferred Stock				1,891,892	1,891,892	0.6	2,563,012

					2,500,000	2,500,000	0.9	3,646,362

Retailing
Slickdeals Holdings, LLC(1) (14)	Common Stock				109	1,090,911	0.3	1,207,365

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country † ‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Software & Services
SMS Systems Maintenance Services, Inc.(1) (14)	Common Stock				1,142,789	$1,144,520	—%	$—

Technology Hardware & Equipment
Onvoy, LLC(1) (14)	Common Stock, Class A				3,649	364,948	0.1	228,172
Onvoy, LLC(1) (14)	Common Stock, Class B				2,536	—	—	—

					6,185	364,948	0.1	228,172

Total Equity Investments United States					$61,222,233	$71,011,041	18.3%	$74,333,812

Total United States						$701,388,535	171.5%	$697,713,296

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(9)	Senior Secured First Lien	E + 525(17)	5.25%	04/2023	€1,994,499	2,135,821	0.5	2,248,160

					1,994,499	2,135,821	0.5	2,248,160

Total Debt Investments France					€1,994,499	$2,135,821	0.5%	$2,248,160

Total France						$2,135,821	0.5%	$2,248,160

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien			12/2025	£—	—	—	—
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien			12/2025	—	—	—	—
Crusoe Bidco Limited(1) (9)	Unitranche First Lien	L + 625(18)	7.04%	12/2025	6,067,416	7,402,386	2.0	8,037,814

					6,067,416	7,402,386	2.0	8,037,814

Total Debt Investments United Kingdom					£6,067,416	$7,402,386	2.0%	$8,037,814

Total United Kingdom						$7,402,386	2.0%	$8,037,814

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(1) (9) (11)	Unitranche First Lien	E + 650(17)	6.50%	02/2026	€6,909,804	7,624,770	1.9	7,756,251
PharComp Parent B.V.(1) (3) (9)	Unitranche First Lien			02/2026	—	—	—	—

					6,909,804	7,624,770	1.9	7,756,251

Total Debt Investments Netherlands					€6,909,804	$7,624,770	1.9%	$7,756,251

Total Netherlands						$7,624,770	1.9%	$7,756,251

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(1) (9)	Unitranche First Lien	E + 600(17)	6.00%	04/2026	€9,507,204	10,450,650	2.6	10,671,832

Total Debt Investments Belgium					€9,507,204	$10,450,650	2.6%	$10,671,832

Equity Investments
Commercial & Professional Services
MIR Bidco SA(1) (9) (14)	Common Stock				€921	1,035	—	1,162
MIR Bidco SA(1) (9) (14)	Preferred Stock				81,384	91,443	—	102,645

					82,305	92,478	—	103,807

Total Equity Investments Belgium					€82,305	$92,478	—%	$103,807

Total Belgium						$10,543,128	2.6%	$10,775,639

Total Investments						$729,094,640	178.5%	$726,531,160

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset daily, monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $406,916,802 as of December 31, 2019.
†

All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

‡

All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended, or the Securities Act. Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2019 was 1.76%.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

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

(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2019 was 1.91%.
(6)	Fixed rate investment.
(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2019 was 4.75%.
(8)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2019 was 2.00%.
(9)

Investment is not a qualifying investment as defined under section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 16.21% as of December 31, 2019.

(10)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of December 31, 2019 was 1.91%.
(11)

These loans are first lien senior secured unitranche last-out term loans. The interest rate reflected in this schedule includes the additional interest which the Company is entitled to receive as a result of an agreement among lenders.

(12)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2019 was 1.83%.
(13)	The investment is on non-accrual status as of December 31, 2019.
(14)	Non-income producing security.
(15)

As defined in the 1940 Act, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Agreements and Related Party Transactions”.

(16)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(17)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of December 31, 2019 was (0.38)%.
(18)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of December 31, 2019 was 0.79%.

Foreign Currency Exchange Contracts
Counterparty	Currency Purchased		Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	7,974,709	GBP 5,885,394	12/01/2023	$(65,361)
Wells Fargo Bank, N.A.	USD	11,682,415	EUR 9,221,988	04/10/2024	365,668
Wells Fargo Bank, N.A.	USD	8,602,672	EUR 6,702,510	02/20/2024	392,019

					$692,326

EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

Company/Security/Country	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1)
United States
Debt Investments
Automobiles & Components
AP Exhaust Acquisition, LLC(2)	Senior Secured Second Lien	(3)	0%	05/2025	$9,072,563	$8,800,463	2.9%	$7,607,476
Auto-Vehicle Parts, LLC(2)	Senior Secured First Lien	L + 450(4)	6.30%	01/2023	4,857,500	4,795,943	1.9	4,857,500
Auto-Vehicle Parts, LLC(2) (5) (6)	Senior Secured First Lien			01/2023	—	(7,211)	—	—
Continental Battery Company(2)	Senior Secured First Lien	L + 525(4)	7.05%	12/2022	4,013,625	3,954,779	1.5	4,013,625
Continental Battery Company(2) (5) (6)	Senior Secured First Lien	L + 525	7.05%	12/2022	—	(11,755)	—	—
Continental Battery Company(2) (5)	Senior Secured First Lien	L + 525(4)	7.05%	12/2022	2,881,415	2,835,581	1.1	2,881,415
Empire Auto Parts, LLC(2)	Unitranche First Lien	L + 550(3)	7.39%	09/2024	2,493,750	2,446,027	1.0	2,493,750
Empire Auto Parts, LLC(2) (5) (6)	Unitranche First Lien			09/2024	—	(7,569)	—	—
POC Investors, LLC(2)	Senior Secured First Lien	L + 550(3)	7.44%	11/2021	6,000,204	5,939,037	2.3	6,000,204
POC Investors, LLC(2) (5) (6)	Senior Secured First Lien			11/2021	—	(6,597)	—	—

					29,319,057	28,738,698	10.7	27,853,970

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450(4)	6.30%	08/2021	3,000,000	3,000,000	1.2	2,998,605
Alion Science and Technology Corporation(2)	Unsecured Debt		11.00%	08/2022	6,542,905	6,407,624	2.5	6,542,905
Midwest Industrial Rubber(2)	Senior Secured First Lien	L + 550(3)	7.05%	12/2021	5,467,312	5,404,426	2.1	5,467,312
Midwest Industrial Rubber(2) (5)	Senior Secured First Lien	(3)		12/2021	87,500	81,734	—	87,500
Potter Electric Signal Company(2) (5)	Senior Secured First Lien	P + 325(7)	8.00%	12/2022	78,750	74,289	—	76,500
Potter Electric Signal Company(2)	Senior Secured First Lien	L + 425(8)	6.54%	12/2023	2,530,875	2,503,862	1.0	2,518,220
Potter Electric Signal Company(2) (5) (6)	Senior Secured First Lien	L + 425	6.13%	12/2023	—	(6,939)	—	(3,500)

					17,707,342	17,464,996	6.8	17,687,542

Commercial & Professional Services
Advantage Sales & Marketing, Inc.	Senior Secured First Lien	L + 325(4)	5.58%	07/2021	820,025	820,221	0.3	728,453
Advantage Sales & Marketing, Inc.	Senior Secured Second Lien	L + 650(4)	8.83%	07/2022	500,000	501,967	0.1	396,043
Allied Universal Holdco, LLC(2)	Senior Secured Second Lien	L + 850(4)	10.90%	07/2023	750,000	717,248	0.3	723,460
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475(4)	6.64%	05/2024	5,294,375	5,272,970	1.7	4,341,387
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5)	Unitranche First Lien	L + 650(3)	8.45%	04/2023	150,000	135,628	0.1	157,500
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Unitranche First Lien	L + 650(3)	8.45%	09/2023	6,041,934	5,924,115	2.3	6,102,354
BFC Solmetex LLC & Bonded Filter Co. LLC(2)	Unitranche First Lien	L + 650(3)	8.45%	09/2023	629,566	617,656	0.2	635,862
BFC Solmetex LLC & Bonded Filter Co. LLC(2) (5) (6)	Unitranche First Lien			09/2023	—	(8,049)	—	8,500
CHA Holdings, Inc(2)	Senior Secured First Lien	L + 450(3)	6.44%	04/2025	4,903,929	4,881,407	1.9	4,897,799
CHA Holdings, Inc(2) (5) (6)	Senior Secured First Lien	L + 450	6.44%	04/2025	—	(4,813)	—	(1,339)
DFS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 525(4)	7.02%	03/2022	8,887,200	8,766,354	3.4	8,887,200
DFS Intermediate Holdings, LLC(2) (5)	Senior Secured First Lien	L + 525(4)	7.02%	03/2022	396,000	361,403	0.2	396,000

See accompanying notes

Company/Security/Country	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
DFS Intermediate Holdings, LLC(2) (5)	Senior Secured First Lien	L + 525(4)	6.95%	03/2022	$3,222,977	$3,168,097	1.2%	$3,222,977
GH Holding Company(2)	Senior Secured First Lien	L + 450(4)	6.30%	02/2023	1,488,750	1,482,380	0.6	1,488,750
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500(4)	6.80%	04/2025	7,471,228	7,435,645	2.8	7,368,499
Hepaco, LLC(2) (5) (6)	Senior Secured First Lien	L + 475	6.54%	08/2023	—	(3,286)	—	—
Hepaco, LLC(2)	Senior Secured First Lien	L + 475(4)	6.55%	08/2024	5,204,250	5,157,182	2.0	5,204,250
Hepaco, LLC(2) (5)	Senior Secured First Lien	L + 475(4)	6.55%	08/2024	3,433,020	3,392,304	1.3	3,433,020
Jordan Healthcare Inc.(2)	Senior Secured First Lien	L + 600(3)	7.94%	07/2022	4,062,476	4,030,903	1.6	4,062,476
Jordan Healthcare Inc.(2) (5)	Senior Secured First Lien	L + 600(3)	7.94%	07/2022	705,218	694,965	0.3	705,218
Jordan Healthcare, Inc.(2) (5)	Senior Secured First Lien	L + 550(3)	8.30%	07/2022	90,000	86,709	—	90,000
MHS Acquisition Holdings, LLC(2)	Senior Secured Second Lien	L + 875(3)	10.69%	03/2025	8,101,633	7,905,202	2.9	7,605,814
MHS Acquisition Holdings, LLC(2) (5)	Senior Secured Second Lien	L + 875(3)	10.69%	03/2025	466,576	448,746	0.2	402,206
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK(3)	13.50%	03/2026	624,285	615,675	0.2	540,006
MHS Acquisition Holdings, LLC(2)	Unsecured Debt	L + 1350 PIK(3)	13.50%	03/2026	208,011	205,222	0.1	179,930
SavATree, LLC(2) (5)	Senior Secured First Lien	L + 500(7)	5.00%	06/2022	195,545	190,769	0.1	195,545
SavATree, LLC(2)	Senior Secured First Lien	L + 500(3)	6.94%	06/2022	3,646,625	3,596,594	1.4	3,646,625
SavATree, LLC(2) (5) (6)	Senior Secured First Lien			06/2022	—	(7,518)	—	—
TecoStar Holdings, Inc.(2)	Senior Secured Second Lien	L + 850(4)	10.24%	11/2024	5,000,000	4,895,359	1.9	5,032,782
USAGM HoldCo LLC	Senior Secured Second Lien	L + 850(4)	10.90%	07/2023	10,000,000	9,733,031	3.7	9,525,000
USAGM HoldCo LLC(2)	Senior Secured Second Lien		11.00%	07/2023	2,380,952	2,342,426	0.9	2,296,699
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 375(4)	5.54%	09/2025	14,962,500	14,926,164	5.7	14,700,656
Xcentric Mold and Engineering Acquisition Company, LLC(2)	Senior Secured First Lien	L + 700 (including 100 PIK)(4)	8.69%	01/2022	4,961,625	4,897,993	1.9	4,986,433
Xcentric Mold and Engineering Acquisition Company, LLC(2) (5)	Senior Secured First Lien	L + 700 (including 100 PIK)(4)	8.69%	01/2022	612,500	604,082	0.2	616,000

					105,211,200	103,784,751	39.5	102,576,105

Consumer Durables & Apparel
EiKo Global, LLC(2)	Senior Secured First Lien	L + 600(3)	7.94%	06/2023	2,487,500	2,442,612	0.9	2,487,500
EiKo Global, LLC(2) (5)	Senior Secured First Lien	(3)		06/2023	135,000	127,055	0.1	135,000

					2,622,500	2,569,667	1.0	2,622,500

Consumer Services
Counsel On Call, LLC(2)	Senior Secured First Lien	L + 550(4)	7.54%	09/2022	2,731,125	2,706,868	1.1	2,758,436
Counsel On Call, LLC(2) (5) (6)	Senior Secured First Lien	L + 550	7.55%	09/2022	—	(3,134)	—	4,000
Counsel On Call, LLC(2) (5)	Senior Secured First Lien	(4)		09/2022	299,247	295,490	0.1	303,739
Iconic Group, Inc.(2)	Senior Secured First Lien	L + 500(4)	7.50%	05/2024	1,093,661	1,083,587	0.4	1,093,661
Iconic Group, Inc.(2) (5) (6)	Senior Secured First Lien	L + 500	7.61%	05/2024	—	(2,261)	—	—
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 525(4)	7.78%	07/2023	3,242,715	3,196,723	1.3	3,242,715
Learn-It Systems, LLC(2) (5)	Senior Secured First Lien	L + 525(4)	7.78%	07/2023	120,000	115,889	—	120,000

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

Company/Security/Country	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Learn-It Systems, LLC(2)	Senior Secured First Lien	L + 525(4)	7.78%	07/2023	$999,669	$985,800	0.4%	$999,669
New Mountain Learning(2)	Senior Secured First Lien	L + 600(3)	7.94%	03/2024	1,843,833	1,810,886	0.7	1,727,287
New Mountain Learning(2) (5) (6)	Senior Secured First Lien	L + 600	7.94%	03/2024	—	(10,407)	—	(37,925)
New Mountain Learning(2)	Senior Secured First Lien	L + 600(3)	7.94%	03/2024	373,750	367,267	0.1	350,126
NS Intermediate Holdings, LLC(2)	Senior Secured First Lien	L + 475(4)	7.15%	09/2021	3,152,852	3,118,298	1.2	3,152,852
NS Intermediate Holdings, LLC(2) (5) (6)	Senior Secured First Lien			09/2021	—	(2,398)	—	—
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325(4)	5.04938%	05/2025	3,630,548	3,613,866	1.4	3,562,475
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750(4)	9.30%	05/2026	7,301,075	7,233,544	2.8	7,209,812
SkillSoft Corporation	Senior Secured First Lien	L + 475(4)	7.27%	04/2021	964,694	956,074	0.3	785,821
Teaching Strategies LLC(2)	Unitranche First Lien	L + 600(3)	7.94%	05/2024	9,328,125	9,114,470	3.6	9,328,125
Teaching Strategies LLC(2) (5) (6)	Unitranche First Lien	L + 600	7.94%	05/2024	—	(14,065)	—	—
United Language Group, Inc.(2)	Senior Secured First Lien	L + 600(4)	7.88%	12/2021	4,736,625	4,660,897	1.8	4,736,625
United Language Group, Inc.(2) (5)	Senior Secured First Lien	L + 600(4)	7.88%	12/2021	360,000	352,400	0.1	360,000
Vistage Worldwide, Inc.(2)	Senior Secured First Lien	L + 400(4)	5.80%	02/2025	8,554,358	8,561,675	3.2	8,426,042
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien	L + 450	7.08%	12/2023	—	(4,397)	—	—
Wrench Group LLC(2)	Senior Secured First Lien	L + 450(9)	7.00%	12/2024	4,576,000	4,534,386	1.8	4,576,000
Wrench Group LLC(2)	Senior Secured First Lien	L + 450(9)	7.00%	12/2024	139,055	137,249	0.1	139,055
Wrench Group LLC(2) (5) (6)	Senior Secured First Lien			12/2024	—	(1,341)	—	—

					53,447,332	52,807,366	20.4	52,838,515

Diversified Financials
Vanguard Holdings Corp.(2)	Unitranche First Lien	L + 500(4)	7.40%	09/2023	11,820,375	11,595,080	4.5	11,820,375
Vanguard Holdings Corp.(2) (5) (6)	Unitranche First Lien			09/2023	—	(13,533)	—	—
Vanguard Holdings Corp.(2) (5)	Unitranche First Lien	L + 500(4)	6.00%	09/2023	964,083	939,725	0.4	964,083

					12,784,458	12,521,272	4.9	12,784,458

Energy
Murray Energy Corporation	Senior Secured First Lien	L + 725(3)	9.78%	10/2022	347,952	339,353	0.1	296,629

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien	L + 575(3)	7.85%	06/2025	6,825,000	6,789,139	2.6	6,637,313

Food, Beverage & Tobacco
Mann Lake Ltd.(5)	Senior Secured First Lien	L + 500(4)	6.91%	10/2024	210,000	192,731	0.1	210,000
Mann Lake Ltd.(2)	Senior Secured First Lien	L + 500(4)	6.91%	10/2024	3,300,000	3,236,078	1.3	3,300,000

					3,510,000	3,428,809	1.4	3,510,000

Health Care Equipment & Services
Ameda, Inc.(2)	Senior Secured First Lien	L + 700(4)	8.77%	09/2022	2,616,875	2,579,200	1.0	2,555,418
Ameda, Inc.(2) (5)	Senior Secured First Lien	L + 700(4)	8.77%	09/2022	187,500	183,363	0.1	180,455
Avalign Technologies, Inc.(2)	Senior Secured First Lien	L + 450(4)	6.98%	12/2025	15,000,000	14,850,281	5.7	14,887,500
Beaver-Visitec International, Inc.(2) (10)	Senior Secured First Lien	L + 400(9)	6.62%	08/2023	11,360,792	11,299,272	4.4	11,289,787

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

Company/Security/Country	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Carestream Health, Inc.	Senior Secured First Lien	L + 575(4)	8.27%	02/2021	$214,464	$214,501	0.1%	$209,424
Carestream Health, Inc.	Senior Secured Second Lien	L + 950(4)	12.02%	06/2021	154,612	154,612	0.1	154,290
CDRH Parent, Inc.	Senior Secured First Lien	L + 425(3)	6.85%	07/2021	361,471	362,976	0.1	327,697
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 475(4)	6.55%	01/2022	897,750	883,482	0.3	906,727
Centauri Health Solutions, Inc.(2)	Senior Secured First Lien	L + 475(4)	6.55%	01/2022	12,534,044	12,350,784	4.9	12,659,385
Centauri Health Solutions, Inc.(2) (5) (6)	Senior Secured First Lien			01/2022	—	(12,950)	—	15,750
CRA MSO, LLC(2) (5) (6)	Senior Secured First Lien			12/2023	—	(7,438)	—	(9,923)
CRA MSO, LLC(2) (5) (6)	Senior Secured First Lien			12/2023	—	(3,903)	—	(1,985)
CRA MSO, LLC(2)	Senior Secured First Lien	L + 475(4)	6.55%	12/2023	1,250,000	1,225,573	0.5	1,237,596
ExamWorks Group, Inc.(2)	Senior Secured Second Lien	L + 725(4)	9.05%	07/2024	5,735,294	5,601,303	2.2	5,735,294
GrapeTree Medical Staffing, LLC(2)	Senior Secured First Lien	L + 525(4)	7.05%	10/2022	1,678,750	1,655,597	0.7	1,690,022
GrapeTree Medical Staffing, LLC(2) (5) (6)	Senior Secured First Lien			10/2022	—	(5,982)	—	3,022
Ivory Merger Sub, Inc.	Senior Secured First Lien	L + 350(4)	5.25%	03/2025	8,919,598	8,920,109	3.3	8,562,814
MDVIP, Inc.(2)	Senior Secured First Lien	L + 425(4)	6.05%	11/2024	9,757,679	9,757,679	3.7	9,696,694
NMN Holdings III Corp.(2) (5) (6)	Senior Secured Second Lien			11/2026	—	(24,581)	—	—
NMN Holdings III Corp.(2)	Senior Secured Second Lien	L + 775(4)	9.49%	11/2026	7,222,222	7,007,975	2.8	7,222,222
NMSC Holdings, Inc.(2)	Senior Secured Second Lien	L + 1000(8)	11.80%	10/2023	4,307,480	4,180,873	1.6	4,199,793
Professional Physical Therapy(2)	Senior Secured First Lien	L + 675 PIK (including 75 PIK)(4)	8.44%	12/2022	8,609,366	8,167,277	2.4	6,299,473
PT Network, LLC(2)	Senior Secured First Lien	L + 750 PIK (including 200 PIK)(3)	9.44%	11/2021	4,698,827	4,685,091	1.7	4,513,844
PT Network, LLC(2) (5)	Senior Secured First Lien	(7)		11/2021	200,000	198,835	0.1	184,253
PT Network, LLC(2) (5) (6)	Senior Secured First Lien			11/2021	—	(4,005)	—	(72,831)
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	P + 350(7)	9.00%	10/2023	50,000	47,137	—	48,500
Smile Brands, Inc.(2) (5)	Senior Secured First Lien	L + 450(4)	7.38%	10/2024	200,533	192,837	0.1	196,533
Smile Brands, Inc.(2)	Senior Secured First Lien	L + 450(3)	7.38%	10/2024	2,100,000	2,079,639	0.8	2,089,500
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 600(3)	7.94%	10/2022	296,000	295,169	0.1	299,083
Smile Doctors LLC(2)	Senior Secured First Lien	L + 600(3)	7.94%	10/2022	3,205,253	3,169,711	1.2	3,237,305
Smile Doctors LLC(2) (5)	Senior Secured First Lien	L + 600(3)	9.75%	10/2022	492,832	488,169	0.2	513,388
Upstream Rehabilition, Inc.(2)	Senior Secured First Lien	L + 400(4)	6.04%	01/2024	2,128,500	2,119,355	0.8	2,128,500
Upstream Rehabilition, Inc.(2) (5) (6)	Senior Secured First Lien	L + 500	0.5%	01/2024	—	(834)	—	—

					104,179,842	102,611,107	38.9	100,959,530

Household & Personal Products
Tranzonic(2)	Senior Secured First Lien	L + 475(4)	6.55%	03/2023	3,171,223	3,143,727	1.2	3,171,223
Tranzonic(2) (5)	Senior Secured First Lien	(7)		03/2023	121,000	116,343	0.1	121,000

					3,292,223	3,260,070	1.3	3,292,223

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

Company/Security/Country	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien	L + 750(3)	9.41%	10/2026	$4,632,123	4,620,692	1.8%	$4,655,283
Integro Parent Inc.(2)	Senior Secured First Lien	L + 575(3)	7.55%	10/2022	485,142	479,502	0.2	486,937
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925(3)	11.05%	10/2023	2,915,493	2,874,873	1.1	2,915,493
Integro Parent Inc.(2)	Senior Secured Second Lien	L + 925(3)	10.99%	10/2023	380,282	375,693	0.1	380,282

					8,413,040	8,350,760	3.2	8,437,995

Materials
Emerald Performance Materials, LLC	Senior Secured First Lien	L + 350(4)	6.02%	08/2021	957,596	959,572	0.4	932,062
Kestrel Parent, LLC(2) (5) (6)	Unitranche First Lien			11/2023	—	(21,182)	—	—
Kestrel Parent, LLC(2)	Unitranche First Lien	L + 600(3)	7.78%	11/2025	6,791,045	6,623,713	2.6	6,791,045
Maroon Group, LLC (2)	Unitranche First Lien	L + 675(3)	8.72%	08/2022	2,437,736	2,416,508	0.9	2,437,736
Maroon Group, LLC (2) (5)	Unitranche First Lien	L + 675(3)	8.56%	08/2022	42,000	39,023	—	42,000
Maroon Group, LLC (2) (5) (6)	Unitranche First Lien	L + 675	8.72%	08/2022	—	(10,633)	—	—

					10,228,377	10,007,001	3.9	10,202,843

Media
Tribune Media Company(10)	Senior Secured First Lien	L + 300(4)	5.52%	12/2020	155,650	155,962	0.1	154,969
Vivid Seats Ltd.(2)	Senior Secured Second Lien	L + 875(4)	10.79%	06/2025	540,541	512,994	0.2	551,351

					696,191	668,956	0.3	706,320

Pharmaceuticals, Biotechnology & Life Sciences
Amyris, Inc.(2) (10)	Senior Secured First Lien	P + 1400(7)	19.50%	07/2021	5,000,000	4,956,238	1.9	5,000,000
Trinity Partners, LLC(2)	Senior Secured First Lien	L + 500(4)	6.80%	02/2023	3,228,979	3,186,669	1.3	3,228,979
Trinity Partners, LLC(2) (5) (6)	Senior Secured First Lien			02/2023	—	(7,452)	—	—

					8,228,979	8,135,455	3.2	8,228,979

Retailing
Slickdeals Holdings, LLC(2) (5) (6)	Unitranche First Lien			06/2023	—	(17,777)	—	—
Slickdeals Holdings, LLC(2)	Unitranche First Lien	L + 625(3)	7.99%	06/2024	10,854,565	10,577,699	4.2	10,854,565
Strategic Partners, Inc.(2)	Senior Secured First Lien	L + 375(4)	5.55%	06/2023	6,386,858	6,375,082	2.4	6,354,924

					17,241,423	16,935,004	6.6	17,209,489

Software & Services
Ansira Partners, Inc.(2) (5)	Unitranche First Lien	L + 575(4)	7.49%	12/2022	236,455	231,384	0.1	234,070
Ansira Partners, Inc.(2)	Unitranche First Lien	L + 575(4)	7.55%	12/2022	6,936,743	6,887,670	2.7	6,919,402
Avaap USA LLC(2)	Senior Secured First Lien	L + 525(4)	7.05%	03/2023	1,836,125	1,804,355	0.7	1,836,125
Avaap USA LLC(2) (5) (6)	Senior Secured First Lien	L + 525	7.02%	03/2023	—	(2,954)	—	—
Avaap USA LLC(2) (5)	Senior Secured First Lien	(4)		03/2023	61,250	55,343	—	61,250
Benesys, Inc.(2) (5)	Senior Secured First Lien	L + 425(4)	6.05%	10/2024	39,000	36,840	—	37,931
Benesys, Inc.(2)	Senior Secured First Lien	L + 425(4)	6.05%	10/2024	1,346,625	1,327,100	0.5	1,337,023
C-4 Analytics, LLC(2)	Senior Secured First Lien	L + 475(4)	6.55%	08/2023	10,418,125	10,270,886	4.1	10,522,306
C-4 Analytics, LLC(2) (5) (6)	Senior Secured First Lien			08/2023	—	(8,118)	—	6,000
List Partners, Inc.(2)	Senior Secured First Lien	L + 500(3)	6.77%	01/2023	3,717,500	3,654,847	1.4	3,754,675
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien			01/2023	—	(7,221)	—	4,500
List Partners, Inc.(2) (5) (6)	Senior Secured First Lien			01/2023	—	(3,811)	—	9,500
Mediaocean LLC	Senior Secured First Lien	L + 425(4)	6.30%	08/2022	8,371,719	8,328,179	3.2	8,308,931

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

Company/Security/Country	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Merrill Communications, LLC(2)	Senior Secured First Lien	L + 525(3)	7.78%	06/2022	$392,087	$392,898	0.2%	$392,087
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien	(4)		10/2024	4,703,478	4,313,436	0.9	2,426,847
SMS Systems Maintenance Services, Inc.(2) (11)	Senior Secured Second Lien			10/2024	9,015,000	8,304,363	1.7	4,462,504
Transportation Insight, LLC(2) (5)	Senior Secured First Lien	(4)		12/2024	107,143	99,920	—	103,393
Transportation Insight, LLC(2) (5) (6)	Senior Secured First Lien	L + 450	6.20%	12/2024	—	(12,176)	—	(6,450)
Transportation Insight, LLC(2)	Senior Secured First Lien	L + 450(4)	6.30%	12/2024	5,246,850	5,196,293	2.0	5,220,616
Winxnet Holdings LLC(2) (5) (6)	Unitranche First Lien	L + 600	7.76%	06/2023	—	(3,591)	—	—
Winxnet Holdings LLC(2)	Unitranche First Lien	L + 600(4)	7.76%	06/2023	1,990,000	1,953,574	0.8	1,990,000
Winxnet Holdings LLC(2) (5) (6)	Unitranche First Lien	L + 600	7.76%	06/2023	—	(7,185)	—	—
Zoom Information, Inc.(2)	Unitranche First Lien	L + 600(3) (12)	8.81%	08/2022	16,600,000	16,260,731	6.5	16,766,000

					71,018,100	69,072,763	24.8	64,386,710

Technology Hardware & Equipment
Onvoy, LLC(2)	Senior Secured Second Lien	L + 1050(3)	12.30%	02/2025	2,635,052	2,529,037	0.9	2,294,995

Transportation
Pilot Air Freight, LLC(2) (5)	Senior Secured First Lien	L + 525(4)	7.05%	10/2022	1,220,722	1,220,722	0.5	1,220,722
Pilot Air Freight, LLC(2)	Senior Secured First Lien	L + 525(4)	7.05%	10/2022	5,472,251	5,439,753	2.1	5,472,251
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien			07/2024	—	(5,562)	—	—
Pilot Air Freight, LLC(2) (5) (6)	Senior Secured First Lien			07/2024	—	(464)	—	—

					6,692,973	6,654,449	2.6	6,692,973

Total Debt Investments United States					$464,401,041	$456,668,653	173.1%	$449,219,089

Equity Investments(13)
Automobiles & Components
AP Centric(2)	Common Stock				927	927,437	0.2	476,394

Capital Goods
Alion Science and Technology Corporation(2)	Common Stock				745,504	766,483	0.3	741,183

Commercial & Professional Services
MHS Acquisition Holdings, LLC(2)	Common Stock				913	912,639	0.2	551,368
TecoStar Holdings, Inc.(2)	Common Stock				500,000	500,000	0.2	618,010
Universal Services Equity Investments(2)	Common Stock				1,000,000	1,000,000	0.7	1,714,350
USAGM HoldCo LLC(2)	Common Stock				346,956	558,223	0.4	956,990

					1,847,869	2,970,862	1.5	3,840,718

Consumer Services
Legalshield(2)	Common Stock				527	526,882	0.2	684,610

Diversified Financials
Gacp II LP(5) (10) (14)	Partnership Interest				16,861,308	16,861,308	6.6	17,178,308

Health Care Equipment & Services
ExamWorks Group, Inc.(2)	Common Stock				7,500	750,000	0.5	1,190,734
MDVIP, Inc.(2)	Common Stock				46,807	666,667	0.2	661,916
NMN Holdings LP(2)	Common Stock				11,111	1,111,111	0.4	1,111,111

					65,418	2,527,778	1.1	2,963,761

Insurance
Integro Equity(2)	Common Stock				4,468	454,072	0.2	597,124

Materials
Kestrel Upperco, LLC(2)	Common Stock, Class A				41,791	208,955	0.1	208,955

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2018

Company/Security/Country	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Media
Vivid Seats Ltd.(2)	Common Stock				608,108	$608,108	0.2%	$567,468
Vivid Seats Ltd.(2)	Preferred Stock				1,891,892	1,891,892	0.9	2,270,352

					2,500,000	2,500,000	1.1	2,837,820

Retailing
Slickdeals Holdings, LLC(2)	Common Stock				109	1,090,911	0.5	1,241,478

Software & Services
SMS Systems Maintenance Services, Inc.(2)	Common Stock				1,142,789	1,144,520	—	—

Technology Hardware & Equipment
Onvoy, LLC(2)	Common Stock, Class A				3,649	364,948	0.1	214,700
Onvoy, LLC(2)	Common Stock, Class B				2,536	—	—	—

					6,185	364,948	0.1	214,700

Total Equity Investments United States					$23,216,895	$30,344,156	11.9%	$30,985,051

Total United States						$487,012,809	185.0%	$480,204,140

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(10)	Senior Secured First Lien	E + 525(15)	5.25%	04/2023	€1,994,499	2,102,500	0.9	2,275,736

Total Debt Investments France					€1,994,499	$2,102,500	0.9%	$2,275,736

Total France						$2,102,500	0.9%	$2,275,736

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(2) (10)	Unitranche First Lien	L + 625(16)	7.04%	12/2025	£6,067,416	7,375,927	2.9	7,495,636
Crusoe Bidco Limited(2) (5) (10)	Unitranche First Lien			12/2025	—	—	(0.1)	(150,256)
Crusoe Bidco Limited(2) (5) (10)	Unitranche First Lien			12/2025	—	—	—	—

					6,067,416	7,375,927	2.8	7,345,380

Software & Services
CB-SDG Limited(2) (10)	Senior Secured First Lien	L + 650(17)	7.41%	07/2022	£1,987,393	3,019,379	1.0	2,531,142
CB-SDG Limited(2) (5) (10)	Senior Secured First Lien	L + 650(17)	7.41%	07/2022	773,654	1,170,066	0.4	985,326

Total Debt Investments United Kingdom					£8,828,463	$11,565,372	4.2%	$10,861,848

Total United Kingdom						$11,565,372	4.2%	$10,861,848

Total Investments						$500,680,681	190.1%	$493,341,724

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
(1)

All positions held are non-controlled/non-affiliated investments as defined by the 1940 Act. Non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

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
(12)

These loans are first lien senior secured unitranche last-out term loans. The interest rate reflected in this schedule includes the additional interest which the Company is entitled to receive as a result of an agreement among lenders.

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

December 31, 2019

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company commenced investment operations on June 26, 2015 (“Commencement”). The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company is managed by CCAP Advisors, LLC (the “Advisor” and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator” and formerly, CBDC Administration, LLC) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of six directors, four of whom are independent.

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

On January 31, 2020, the Company completed a transaction to acquire Alcentra Capital Corporation in a cash and stock transaction (the “Alcentra Acquisition”). See “Note 14. Alcentra Acquisition” and “Note 15. Subsequent Events” for more information.

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may make multiple investments in the same portfolio company. The Company may purchase interests in loans or make debt investments, either (i) directly from its target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although the Company’s focus is to invest in private credit transactions, in certain circumstances it will also invest in broadly syndicated loans and bonds.

Basis of Presentation

The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. Restricted cash consists of deposits held at Wells Fargo Bank N.A. related to the Company’s credit facility. The Company deposits its cash, cash equivalents and restricted cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

The Company has invested in Great American Capital Partners II LP (“GACP II”) which is an investment company and measured using the net asset value per share as a practical expedient for fair value. The investment in GACP II is not redeemable. As of December 31, 2019 and December 31, 2018, the Company had an unfunded commitment to GACP II of $2,464,954 and $8,138,692, respectively.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the year ended December 31, 2019, the Company recorded $18,122,736 in transfers from Level 3 to Level 2 and $4,655,283 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data. During the year ended December 31, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,126,293 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data, respectively.

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

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is to borrow local currency under the Company’s credit facilities or by entering into foreign currency forward contracts.

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

Equity Offering and Organization Expenses

The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1,500,000 on a pro rata basis over the first $350,000,000 of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1,500,000. At the 2018 Annual Meeting of Stockholders, the Company received stockholder approval to extend the period during which capital may be called from stockholders (the “Commitment Period”). The Commitment Period was extended to the date of the merger, which occurred on January 31, 2020. With the approval of the Commitment Period extension, the Advisor agreed to extend the reimbursement period for the initial organization costs and equity offering costs to June 30, 2019. See Note 8. Commitments, Contingencies and Indemnifications for additional discussion of certain related party transactions with the Advisor. Since June 26, 2015 (Commencement), the Advisor has allocated to the Company $603,782 of equity offering costs and $431,600 of organization costs.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of December 31, 2019 and December 31, 2018, there were $3,431,382 and $1,695,193, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively. As of December 31, 2018, the Company had one portfolio company with two investment positions on non-accrual status, which represented 2.5% and 1.4% of the total investments at cost and fair value, respectively.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Advisor under the Investment Advisory Agreement. The fees for services that the Advisor provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to the portfolio companies. The Company may also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount, loan administrative fees and market discount or premium which are capitalized; such amounts are accreted or amortized into income over the life of the loan. Fees for providing managerial assistance to the portfolio companies are generally non-recurring and are recognized as revenue when services are provided.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2019, all tax filings of the Company since the inception on February 5, 2015 remain subject to examination by federal tax authorities. No such examinations are currently pending.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required on an annual basis. For the year ended December 31, 2019, the Company expensed an excise tax of $118,596, of which $110,179 remained payable. For the year ended December 31, 2018 the Company expensed an excise tax of $112,001, of which $111,921 remained payable.

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

For the year ended December 31, 2019, the Company recognized a benefit/(provision) for taxes of $(153,939) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2019, $879,359 was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2019, $420,492 of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

For the year ended December 31, 2018, the Company recognized a benefit/(provision) for taxes of $(87,779) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2018, $604,402 was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2018, $299,474 of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

For the year ended December 31, 2017, the Company recognized a benefit/(provision) for taxes of $(217,149) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2017, $285,381 was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2017, $68,232 of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

For the year ended December 31, 2019, the Company recognized a tax provision of $67,321 on realized gain on investments. For the years ended December 31, 2018 and 2017, there was no tax provision required on realized gain on investments.

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

New Accounting Standards

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance regarding the presentation of restricted cash in the statement of cash flows and will require entities to include the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the beginning and ending cash balances in the statement of cash flows. The new guidance reduces diversity in how entities present changes in restricted cash and restricted cash equivalents with respect to the statement of cash flows. The guidance is applied retrospectively and is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance for the year ended December 31, 2019.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, or ASU 2017-08, which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption during an interim period. If the Company early adopts the amendments during an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes such interim period. The Company adopted this guidance during the year ended December 31, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Changes to the Disclosure for Fair Value Measurement” which modifies disclosure requirements for fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company adopted this guidance during the year ended December 31, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2019 and 2018 and 2017, the Company incurred administrative services expenses of $656,812, $652,390 and $566,359, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement, of which $174,999 and $178,461, respectively, were payable at December 31, 2019 and 2018.

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

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the years ended December 31, 2019 and 2018, and 2017, the Company incurred expenses of $972,690 and $777,761 and $667,788, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $262,697 and $204,602, respectively, were payable at December 31, 2019 and 2018.

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

The Advisor, however, has agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during any period prior to a qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). The Advisor will not be permitted to recoup any waived amounts at any time and the waiver agreement may only be modified or terminated prior to a Qualified IPO with the approval of the Board. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase. The Alcentra Acquisition which closed on January 31, 2020 and the subsequent NASDAQ listing of CCAP stock on February 3, 2020 is considered a Qualified IPO per definition above.

Additionally, on August 12, 2019, the Company entered into an agreement with the Advisor (the “Transaction Support Agreement”) in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, among other things, the Company agreed to enter into an amendment to its Investment Advisory Agreement to (i) permanently reduce the management fee from 1.5% to 1.25% and (ii) waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the transaction so that only 0.75% shall be charged for such time period.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred management fees, which are net of waived amounts, of $4,695,436, $3,384,980 and $2,717,199, respectively, of which $1,342,685 and $963,009, respectively, were payable at December 31, 2019 and 2018.

The Advisor has voluntarily waived its right to receive management fees on the investment in GACP II for any period in which GACP II remains in the investment portfolio. For the years ended December 31, 2019 and December 31, 2018 management fees of $148,732 and $59,894, respectively, were waived attributable to the Company’s investment in GACP II. These amounts are excluded from the management fee waived amounts above. The investment in GACP II was not held during the year ended December 31, 2017.

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

At the 2018 Annual Meeting of Stockholders, the Company received stockholder approval to extend the end of the Commitment Period to the earlier of (i) a Qualified IPO and (ii) June 30, 2020. In exchange for the Commitment Period extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the income incentive fee for the period from April 1, 2018 through the earlier of (i) the date of a Qualified IPO or (ii) the dissolution and wind down of the Company.

Upon a Qualified IPO and the Advisor begins to earn income incentive fees, the Advisor will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investment in GACP II.

Additionally, on August 12, 2019, the Company entered into the Transaction Support Agreement with the Advisor in connection with the Alcentra Acquisition. Under the terms of the agreement, among other things, the Advisor (i) increased the incentive fee hurdle from 6% to 7% annualized and (ii) waived the income based portion of the incentive fee from February 1, 2020 through July 31, 2021 after the transaction. These amendments contemplated by the Transaction Support Agreement became effective upon the closing of the Alcentra Acquisition on January 31, 2020.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred income incentive fees, which are net of waived amounts, of $0, $554,978 and $1,622,836, respectively, of which $0 and $0 were payable at December 31, 2019 and 2018.

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Advisory Agreement), (i) prior to a Qualified IPO, 15.0%, or (ii) after Qualified IPO, 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. If a Qualified IPO occurs on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after a Qualified IPO. If a Qualified IPO occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Qualified IPO, with such capital gains incentive fee paid to the Advisor following the end of the fiscal year in which the Qualified IPO occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15.0% of the Company’s realized capital gains on a cumulative basis from Inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following a Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15.0%. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized on a theoretical “liquidation basis.” A fee so calculated and accrued would not be payable under applicable law and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts ultimately paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 15% or 17.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees payable or capital gains incentive fees accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or any accrued capital gains incentive fee will become payable under the Investment Advisory Agreement. For the years ended December 31, 2019, 2018, and 2017, the Company recorded no accrued capital gains incentive fees based on the cumulative aggregate unrealized capital appreciation (prior to waivers).

At the 2018 Annual Meeting of Stockholders, the Company received stockholder approval to extend the deadline to consummate a Qualified IPO (the “Qualified IPO Deadline”). The Qualified IPO Deadline was extended to June 30, 2022. In exchange for the Qualified IPO Deadline extension, the Advisor agreed to waive its rights under the Investment Advisory Agreement to the capital gain incentive fee for the period from April 1, 2018 through the earlier of (i) a Qualified IPO and (ii) June 30, 2020. The listing of our Common Stock on NASDAQ on February 3, 2020 qualified as a Qualified IPO.

No capital gains incentive fees were incurred for the years ended December 31, 2019, 2018 and 2017.

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

Investments in and Advances to Affiliates

The company’s investments in affiliates for the year ended December 31, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$34,000,000	$—	$—	$441,720	$34,441,720	$2,300,000

Total Controlled Affiliates	$—	$34,000,000	$—	$—	$441,720	$34,441,720	$2,300,000

(1)

Together with Masterland Enterprise Holdings, Ltd. (“Masterland”, and collectively with the Company, the “Members”), the Company invests through the Senior Loan Fund. Although the Company owns more than 25% of the voting securities of the Senior Loan Fund, the Company does not have control over the Senior Loan Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

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

The Company did not hold any investments in affiliates for the year ended December 31, 2018.

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

A “first lien” loan is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets.

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

“Second lien” investments are loans with a second priority lien on the assets of the portfolio company. The Company obtains security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral serves as collateral in support of the repayment of these loans.

The term “mezzanine” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. The Company may make multiple investments in the same portfolio company.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. As of December 31, 2019, all investments, with the exception of the Senior Loan Fund, are non-controlled/non-affiliated investments. As of December 31, 2018, all investments held are non-controlled/non-affiliated investments.

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

Investments at fair value consisted of the following at December 31, 2019:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$356,080,232	$351,332,369	$(4,747,863)
Unitranche First Lien (2)	229,728,519	234,460,164	4,731,645
Senior Secured Second Lien	64,800,937	58,886,842	(5,914,095)
Unsecured Debt	7,381,433	7,414,166	32,733
Preferred Stock	4,109,176	4,817,100	707,924
Common Stock and Other (1)	66,994,343	69,620,519	2,626,176

Total Investments	$729,094,640	$726,531,160	$(2,563,480)

(1)	Includes the Company’s investment in CBDC Senior Loan Fund, LLC and GACP II LP.
(2)

Unitranche First Lien last out loans are $15,845,108 and $16,043,751 at cost and fair value, respectively. The remaining portion of Unitranche First Lien is related to investments made in a first out tranche.

Investments at fair value consisted of the following at December 31, 2018:

Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$297,043,402	$294,405,439	$(2,637,963)
Unitranche First Lien (2)	83,035,346	84,890,747	1,855,401
Senior Secured Second Lien	83,029,256	75,797,646	(7,231,610)
Unsecured Debt	7,228,521	7,262,841	34,320
Preferred Stock	1,891,892	2,270,352	378,460
Common Stock and Other (1)	28,452,264	28,714,699	262,435

Total Investments	$500,680,681	$493,341,724	$(7,338,957)

(1)	Includes the Company’s investment in CBDC Senior Loan Fund, LLC and GACP II LP.
(2)

Unitranche First Lien last out loans are $16,260,731 and $16,766,000 at cost and fair value, respectively. The remaining portion of Unitranche First Lien is related to investments made in a first out tranche.

The industry composition of investments at fair value at December 31, 2019 and December 31, 2018 is as follows:

Industry	Fair Value December 31, 2019	Percentage of Fair Value	Fair Value December 31, 2018	Percentage of Fair Value
Automobiles & Components	$32,978,124	4.54%	$28,330,364	5.74%
Capital Goods	20,895,539	2.88	18,428,725	3.74
Commercial & Professional Services	136,218,400	18.75	113,762,203	23.06
Consumer Durables & Apparel	3,256,500	0.45	2,622,500	0.53
Consumer Services	68,379,577	9.41	53,523,125	10.85
Diversified Financials	60,287,872	8.30	29,962,766	6.07
Energy	13,162,500	1.81	296,629	0.06
Food & Staples Retailing	33,299,507	4.58	6,637,313	1.35
Food, Beverage & Tobacco	4,261,375	0.59	3,510,000	0.71
Health Care Equipment & Services	147,162,449	20.26	103,923,291	21.06
Household & Personal Products	3,853,597	0.53	3,292,223	0.67
Insurance	30,991,110	4.27	9,035,119	1.83
Materials	11,136,503	1.53	10,411,798	2.11
Media	3,646,362	0.50	3,544,140	0.72
Pharmaceuticals, Biotechnology & Life Sciences	11,499,853	1.58	8,228,979	1.67
Retailing	22,271,152	3.06	18,450,967	3.74
Software & Services	111,790,094	15.39	67,903,178	13.76
Technology Hardware & Equipment	4,814,941	0.66	4,785,431	0.97
Transportation	6,625,705	0.91	6,692,973	1.36

Total Investments	$726,531,160	100.00%	$493,341,724	100.00%

The geographic composition of investments at fair value at December 31, 2019 and December 31, 2018 is as follows:

Geographic Region	Fair Value December 31, 2019	Percentage of Fair Value	Fair Value December 31, 2018	Percentage of Fair Value
United States	$697,713,296	96.03%	$480,204,140	97.34%
Belgium	10,775,639	1.48	—	—
United Kingdom	8,037,814	1.11	10,861,848	2.20
Netherlands	7,756,251	1.07	—	—
France	2,248,160	0.31	2,275,736	0.46

Total Investments	$726,531,160	100.00%	$493,341,724	100.00%

Senior Loan Fund

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland through the Senior Loan Fund. Masterland is a wholly owned subsidiary of China Orient Asset Management (International) Holding Limited (HK). The Senior Loan Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. Each of the Company and Masterland have subscribed to fund $40,000,000. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which the Company and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, the Company does not consolidate. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

As of December 31, 2019, the Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40,000,000	$34,000,000	$6,000,000
Masterland	40,000,000	34,000,000	6,000,000

Total	$80,000,000	$68,000,000	$12,000,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), which permitted up to $300,000,000 of borrowings as of December 31, 2019. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC.

As of December 31, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $275,068,724.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of December 31, 2019:

As of December 31, 2019
Total senior secured debt(1)	$275,623,814
Weighted average current interest rate on senior secured debt(2)	4.9%
Number of borrowers in the Senior Loan Fund ‘s portfolio	169
Largest loan to a single borrower	$3,500,000

(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Investments
United States
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.	Senior Secured First Lien	L + 400(1)	5.94%	04/2026	$486,543	$488,854	0.7%	$490,533
TransDigm, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	06/2023	742,443	735,543	1.1	746,078
TransDigm, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	08/2024	248,731	247,288	0.3	249,871
TransDigm, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	05/2025	1,984,224	1,962,435	2.9	1,992,795

					3,461,941	3,434,120	5.0	3,479,277

Air Transport
American Airlines, Inc.	Senior Secured First Lien	L + 175(2)	3.54%	06/2025	3,500,000	3,444,190	5.1	3,510,938

Automotive
Mister Car Wash Holdings, Inc.	Senior Secured First Lien	L + 350(1)	5.41%	05/2026	1,428,864	1,428,374	2.1	1,437,202
Mister Car Wash Holdings, Inc.(3)	Senior Secured First Lien	L + 350(1)	3.50%	05/2026	—	48	—	419
OEConnection LLC	Senior Secured First Lien	L + 400(2)	5.80%	09/2026	1,093,364	1,088,142	1.6	1,100,197
OEConnection LLC(4) (5)	Senior Secured First Lien			09/2026	—	(493)	—	649
Wand NewCo 3, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	02/2026	1,492,500	1,498,336	2.2	1,506,962

					4,014,728	4,014,407	5.9	4,045,429

Building & Development
Cushman & Wakefield U.S. Borrower, LLC	Senior Secured First Lien	L + 325(2)	5.05%	08/2025	2,976,137	2,980,640	4.4	2,984,039
Forest City Enterprises, L.P.	Senior Secured First Lien	L + 350(2)	5.30%	12/2025	1,792,908	1,795,830	2.6	1,805,234
Realogy Group LLC	Senior Secured First Lien	L + 225(2)	4.05%	02/2025	2,989,780	2,928,174	4.3	2,969,226

					7,758,825	7,704,644	11.3	7,758,499

Business Equipment & Services
Almonde, Inc.	Senior Secured First Lien	L + 350(6)	5.70%	06/2024	2,479,969	2,457,522	3.6	2,467,916
AqGen Ascensus, Inc.	Senior Secured First Lien	L + 400(1)	5.94%	12/2022	749,543	750,343	1.1	753,058
AVSC Holding Corp.	Senior Secured First Lien	L + 325(1)	5.23%	03/2025	741,796	725,391	1.1	740,869
AVSC Holding Corp.	Senior Secured First Lien	L + 450(1)	6.49%	10/2026	750,000	742,621	1.1	750,937
Belfor Holdings, Inc.	Senior Secured First Lien	L + 400(2)	5.69%	04/2026	636,800	636,800	0.9	640,780
Brand Energy & Infrastructure Services, Inc.	Senior Secured First Lien	L + 425(1)	6.29%	06/2024	1,238,553	1,215,203	1.8	1,237,005
Creative Artists Agency, LLC	Senior Secured First Lien	L + 375(2)	5.55%	11/2026	816,000	813,647	1.2	824,034
EAB Global, Inc.	Senior Secured First Lien	L + 375(1)	5.74%	11/2024	1,488,636	1,483,036	2.2	1,493,288
IG Investment Holdings, LLC	Senior Secured First Lien	L + 400(2)	5.80%	05/2025	2,449,609	2,445,086	3.6	2,468,900
IRI Holdings, Inc.	Senior Secured First Lien	L + 450(2)	6.30%	12/2025	2,326,753	2,316,120	3.3	2,287,977
Jane Street Group, LLC	Senior Secured First Lien	L + 300(2)	4.80%	08/2022	1,761,638	1,759,004	2.6	1,764,941
MA FinanceCo., LLC	Senior Secured First Lien	L + 250(2)	4.30%	06/2024	225,712	223,401	0.3	226,441
Netsmart, Inc.	Senior Secured First Lien	L + 375(2)	5.55%	04/2023	1,567,914	1,562,896	2.3	1,564,974
Prime Security Services Borrower, LLC	Senior Secured First Lien	L + 325(2)	4.94%	09/2026	2,493,801	2,488,035	3.6	2,504,562

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Seattle Spinco, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	06/2024	$1,524,288	$1,508,702	2.2%	$1,529,212
Sotera Health Holdings, LLC	Senior Secured First Lien	L + 450(1)	6.29%	12/2026	1,250,000	1,237,556	1.8	1,256,644
Spin Holdco, Inc.	Senior Secured First Lien	L + 325(1)	5.25%	11/2022	1,985,366	1,967,912	2.9	1,973,315
TruGreen Limited Partnership	Senior Secured First Lien	L + 375(2)	5.55%	03/2026	1,411,632	1,413,518	2.1	1,429,277
USIC Holdings, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	12/2023	1,486,115	1,474,450	2.1	1,483,336

					27,384,125	27,221,243	39.8	27,397,466

Cable & Satellite Television
Charter Communications Operating, LLC	Senior Secured First Lien	L + 175(2)	3.55%	04/2025	2,342,361	2,341,584	3.4	2,361,393
CSC Holdings, LLC	Senior Secured First Lien	L + 225(2)	3.99%	01/2026	242,481	239,679	0.4	243,148
CSC Holdings, LLC	Senior Secured First Lien	L + 250(2)	4.24%	04/2027	2,639,925	2,639,924	3.9	2,655,869
Virgin Media Bristol LLC	Senior Secured First Lien	L + 250(2)	4.24%	01/2028	2,000,000	1,993,033	2.9	2,015,130

					7,224,767	7,214,220	10.6	7,275,540

Chemicals & Plastics
H.B. Fuller Company	Senior Secured First Lien	L + 200(2)	3.76%	10/2024	2,395,077	2,380,931	3.5	2,406,178
Ineos US Finance LLC	Senior Secured First Lien	L + 200(2)	3.80%	04/2024	2,973,456	2,951,814	4.3	2,979,537
Messer Industries GmbH	Senior Secured First Lien	L + 250(1)	4.44%	03/2026	2,237,810	2,221,207	3.2	2,252,882
PMHC II, Inc.	Senior Secured First Lien	L + 350(1)	5.44%	03/2025	747,437	737,031	1.0	670,824
PQ Corporation	Senior Secured First Lien	L + 250(1)	4.43%	02/2025	818,574	817,612	1.2	824,419
Univar, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	07/2024	1,500,000	1,498,324	2.2	1,508,063

					10,672,354	10,606,919	15.4	10,641,903

Consumer Services
Pre-Paid Legal Services, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	05/2025	1,499,935	1,489,358	2.2	1,509,309

Containers & Glass Products
Anchor Packaging, Inc.	Senior Secured First Lien	L + 400(2)	5.80%	07/2026	824,191	821,734	1.2	823,161
Anchor Packaging, Inc.(4) (7)	Senior Secured First Lien			07/2026	—	105	—	(226)
Berlin Packaging LLC	Senior Secured First Lien	L + 300(2)	4.70%	11/2025	1,487,415	1,466,829	2.1	1,480,506
Berry Global, Inc.	Senior Secured First Lien	L + 250(1)	4.22%	07/2026	2,985,000	2,977,964	4.4	2,997,239
BWAY Holding Company	Senior Secured First Lien	L + 325(1)	5.23%	04/2024	1,491,084	1,454,802	2.2	1,488,758
Consolidated Container Company LLC	Senior Secured First Lien	L + 275(2)	4.55%	05/2024	1,488,608	1,482,526	2.2	1,495,120
Plaze, Inc.	Senior Secured First Lien	L + 350(2)	5.19%	08/2026	1,681,000	1,672,975	2.4	1,684,152
Pro Mach Group, Inc.	Senior Secured First Lien	L + 275(2)	4.54%	03/2025	1,737,371	1,704,775	2.5	1,725,973
Reynolds Group Holdings, Inc.	Senior Secured First Lien	L + 275(2)	4.55%	02/2023	2,976,982	2,959,993	4.3	2,990,021
Sabert Corporation	Senior Secured First Lien	L + 450(1)	6.25%	12/2026	1,250,000	1,237,548	1.8	1,263,025

					15,921,651	15,779,251	23.1	15,947,729

Diversified Insurance
Acrisure, LLC	Senior Secured First Lien	L + 425(1)	6.19%	11/2023	2,727,795	2,731,522	4.0	2,739,729

Drugs
Albany Molecular Research, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	08/2024	1,487,313	1,478,834	2.2	1,483,602

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Amneal Pharmaceuticals LLC	Senior Secured First Lien	L + 350(2)	5.31%	05/2025	$3,226,688	$3,202,713	4.2%	$2,916,926

					4,714,001	4,681,547	6.4	4,400,528

Electronics/Electrical
Blackhawk Network Holdings, Inc.	Senior Secured First Lien	L + 300(2)	4.80%	06/2025	1,984,887	1,977,617	2.9	1,988,608
CommScope, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	04/2026	1,995,000	1,996,569	2.9	2,009,963
Compuware Corporation	Senior Secured First Lien	L + 400(2)	5.80%	08/2025	1,986,618	1,993,420	2.9	2,002,342
DCert Buyer, Inc.	Senior Secured First Lien	L + 400(2)	5.80%	10/2026	2,250,000	2,243,272	3.3	2,261,250
Dell International LLC	Senior Secured First Lien	L + 200(2)	3.80%	09/2025	1,444,256	1,441,483	2.1	1,456,178
ON Semiconductor Corporation	Senior Secured First Lien	L + 200(2)	3.80%	09/2026	770,070	768,202	1.1	776,473
Sabre GLBL, Inc.	Senior Secured First Lien	L + 200(2)	3.80%	02/2024	1,490,154	1,488,253	2.2	1,500,608
SS&C Technologies, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	04/2025	1,270,539	1,272,755	1.8	1,280,919
Verifone Systems, Inc.	Senior Secured First Lien	L + 400(1)	5.90%	08/2025	2,499,799	2,468,884	3.6	2,473,014
Western Digital Corporation	Senior Secured First Lien	L + 175(1)	3.45%	04/2023	1,783,075	1,770,570	2.6	1,795,699
WEX, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	05/2026	2,992,462	2,990,752	4.4	3,015,849

					20,466,860	20,411,777	29.8	20,560,903

Financial Intermediaries
Apollo Commercial Real Estate Finance, Inc	Senior Secured First Lien	L + 275(2)	4.49%	05/2026	1,741,226	1,737,118	2.5	1,749,932
Avolon TLB Borrower 1 (US) LLC	Senior Secured First Lien	L + 175(2)	3.51%	01/2025	3,000,000	2,997,792	4.4	3,022,500
Citadel Securities LP	Senior Secured First Lien	L + 350(2)	5.30%	02/2026	1,532,570	1,530,778	2.2	1,541,198
Edelman Financial Center, LLC	Senior Secured First Lien	L + 325(2)	5.04%	07/2025	743,741	744,623	1.1	749,241
FinCo I LLC	Senior Secured First Lien	L + 200(2)	3.80%	12/2022	1,500,000	1,497,899	2.2	1,510,320
Focus Financial Partners, LLC	Senior Secured First Lien	L + 250(2)	4.30%	07/2024	994,950	994,142	1.4	1,003,123
Jefferies Finance LLC	Senior Secured First Lien	L + 375(2)	5.50%	06/2026	1,502,446	1,504,417	2.2	1,500,883
Kestra Advisor Services Holdings A, Inc.	Senior Secured First Lien	L + 425(2)	6.20%	06/2026	782,028	774,739	1.1	782,028
RPI Finance Trust	Senior Secured First Lien	L + 200(2)	3.80%	03/2023	2,911,090	2,908,668	4.3	2,938,847
Sedgwick Claims Management Services, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	12/2025	2,250,784	2,232,004	3.3	2,255,005
Starwood Property Trust, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	07/2026	754,110	754,101	1.1	760,241
VFH Parent LLC	Senior Secured First Lien	L + 350(2)	5.20%	03/2026	1,705,046	1,708,127	2.5	1,713,785
Victory Capital Holdings, Inc.	Senior Secured First Lien	L + 325(1)	5.35%	07/2026	861,485	860,458	1.3	868,618

					20,279,476	20,244,866	29.6	20,395,721

Food products
Dole Food Company, Inc.	Senior Secured First Lien	L + 275(2)	4.51%	04/2024	1,965,643	1,955,878	2.9	1,966,164
Hearthside Food Solutions, LLC	Senior Secured First Lien	L + 369(2)	5.49%	05/2025	1,739,282	1,710,419	2.5	1,727,107

					3,704,925	3,666,297	5.4	3,693,271

Food Service
Aramark Services, Inc.(8)	Senior Secured First Lien			01/2027	627,000	626,216	0.9	631,116

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
IRB Holding Corp	Senior Secured First Lien	L + 325(1)	5.22%	02/2025	$2,233,583	$2,228,957	3.3%	$2,250,804
Whatabrands LLC	Senior Secured First Lien	L + 325(2)	4.94%	08/2026	734,160	734,558	1.1	739,273

					3,594,743	3,589,731	5.3	3,621,193

Food/Drug Retailers
BJ’s Wholesale Club, Inc.	Senior Secured First Lien	L + 275(2)	4.49%	02/2024	1,440,019	1,443,837	2.1	1,451,720

Health Care
ADMI Corp.	Senior Secured First Lien	L + 275(2)	4.55%	04/2025	997,468	986,526	1.5	1,000,590
Athenahealth, Inc.	Senior Secured First Lien	L + 450(1)	6.40%	02/2026	1,488,750	1,477,468	2.2	1,498,672
ATI Holdings Acquisition, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	05/2023	1,732,687	1,710,470	2.5	1,729,083
Avantor, Inc.	Senior Secured First Lien	L + 300(2)	4.80%	11/2024	308,063	309,131	0.5	311,271
Comet Acquisition, Inc.	Senior Secured First Lien	L + 350(1)	5.41%	10/2025	1,488,722	1,487,583	2.1	1,467,627
Da Vinci Purchaser Corp.(8)	Senior Secured First Lien			12/2026	1,216,000	1,205,168	1.8	1,219,040
DaVita, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	08/2026	1,426,425	1,422,985	2.1	1,439,413
Emerald TopCo Inc.	Senior Secured First Lien	L + 350(2)	5.30%	07/2026	1,734,653	1,732,053	2.5	1,746,856
Envision Healthcare Corporation	Senior Secured First Lien	L + 375(2)	5.55%	10/2025	1,486,861	1,426,936	1.8	1,275,600
Gentiva Health Services, Inc.	Senior Secured First Lien	L + 375(2)	5.56%	07/2025	2,203,892	2,206,495	3.2	2,218,360
HCA, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	03/2025	741,219	742,037	1.1	746,363
Heartland Dental, LLC	Senior Secured First Lien	L + 375(2)	5.55%	04/2025	1,208,268	1,188,775	1.7	1,205,748
Heartland Dental, LLC(4) (9)	Senior Secured First Lien			04/2025	—	(433)	—	(57)
IQVIA, Inc.	Senior Secured First Lien	L + 175(1)	3.69%	06/2025	1,486,171	1,482,754	2.2	1,495,928
Parexel International Corporation(8)	Senior Secured First Lien			09/2024	997,169	982,212	1.4	980,965
RegionalCare Hospital Partners Holdings, Inc.	Senior Secured First Lien	L + 450(2)	6.30%	11/2025	494,375	492,700	0.7	499,010
Surgery Center Holdings, Inc.	Senior Secured First Lien	L + 325(2)	5.05%	09/2024	1,485,438	1,466,723	2.1	1,482,037
Syneos Health, Inc.	Senior Secured First Lien	L + 200(2)	3.80%	08/2024	1,172,978	1,173,330	1.7	1,181,776
Tecomet, Inc.	Senior Secured First Lien	L + 325(1)	4.99%	05/2024	744,275	744,275	1.1	746,910
U.S. Renal Care, Inc.	Senior Secured First Lien	L + 500(2)	6.81%	06/2026	1,737,795	1,697,838	2.5	1,729,349
Verscend Holding Corp.	Senior Secured First Lien	L + 450(2)	6.30%	08/2025	2,233,040	2,242,394	3.3	2,253,506
Viant Medical Holdings, Inc.	Senior Secured First Lien	L + 375(1)	5.69%	07/2025	743,414	745,541	1.1	730,635

					27,127,663	26,922,961	39.1	26,958,682

Industrial Equipment
Clark Equipment Company	Senior Secured First Lien	L + 175(1)	3.69%	05/2024	1,357,324	1,354,158	2.0	1,364,450
Dynacast International LLC	Senior Secured First Lien	L + 325(1)	5.19%	01/2022	744,141	727,057	1.0	725,537
LTI Holdings, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	09/2025	992,462	964,305	1.3	897,469
MHI Holdings, LLC	Senior Secured First Lien	L + 500(2)	6.80%	09/2026	1,250,000	1,237,852	1.8	1,254,687
Sabre Industries, Inc.	Senior Secured First Lien	L + 425(2)	6.04%	04/2026	746,873	743,424	1.1	752,710

					5,090,800	5,026,796	7.2	4,994,853

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Leisure Goods/Activities/Movies
Crown Finance US, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	02/2025	$2,005,428	$1,984,385	2.9%	$2,007,694
Crown Finance US, Inc.	Senior Secured First Lien	L + 250(2)	4.30%	09/2026	997,500	992,658	1.5	999,375
Hoya Midco, LLC	Senior Secured First Lien	L + 350(2)	5.30%	06/2024	1,491,338	1,483,001	2.2	1,488,229
Six Flags Theme Parks, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	04/2026	1,512,786	1,509,319	2.2	1,521,863
SP PF Buyer LLC	Senior Secured First Lien	L + 450(2)	6.30%	12/2025	744,375	743,837	1.0	697,479
UFC Holdings, LLC	Senior Secured First Lien	L + 325(2)	5.05%	04/2026	869,408	869,841	1.3	876,351
Varsity Brands, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	12/2024	1,986,716	1,973,115	2.8	1,957,908

					9,607,551	9,556,156	13.9	9,548,899

Lodging & Casinos
Golden Nugget, Inc.	Senior Secured First Lien	L + 275(1)	4.68%	10/2023	2,414,555	2,412,365	3.5	2,426,085
MGM Growth Properties Operating Partnership LP	Senior Secured First Lien	L + 200(2)	3.80%	03/2025	1,815,664	1,815,655	2.6	1,826,376
Scientific Games International, Inc.	Senior Secured First Lien	L + 275(2)	4.59%	08/2024	1,479,849	1,467,689	2.2	1,485,916
Seminole Tribe of Florida	Senior Secured First Lien	L + 175(2)	3.55%	07/2024	880,928	879,751	1.3	888,086
VICI Properties 1 LLC	Senior Secured First Lien	L + 200(2)	3.79%	12/2024	2,000,000	1,991,998	2.9	2,012,020
Wyndham Hotels & Resorts, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	05/2025	2,238,761	2,237,571	3.3	2,252,753

					10,829,757	10,805,029	15.8	10,891,236

Oil & Gas
Blackstone CQP Holdco LP	Senior Secured First Lien	L + 350(1)	5.41%	09/2024	1,418,787	1,417,445	2.1	1,428,215
Delek US Holdings, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	03/2025	1,496,210	1,487,388	2.2	1,495,431
Prairie ECI Acquiror LP	Senior Secured First Lien	L + 475(1)	6.69%	03/2026	1,357,932	1,357,225	1.9	1,351,143

					4,272,929	4,262,058	6.2	4,274,789

Property & Casualty Insurance
AssuredPartners, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	10/2024	2,974,541	2,964,456	4.4	2,988,298
Asurion LLC	Senior Secured First Lien	L + 300(2)	4.80%	11/2023	1,735,018	1,736,672	2.5	1,747,415
Asurion LLC	Senior Secured First Lien	L + 300(2)	4.80%	11/2024	1,240,554	1,240,554	1.8	1,249,195

					5,950,113	5,941,682	8.7	5,984,908

Publishing
Meredith Corporation	Senior Secured First Lien	L + 275(2)	4.55%	01/2025	2,487,917	2,487,736	3.6	2,504,847
Merrill Communications, LLC	Senior Secured First Lien	L + 500(1)	7.09%	10/2026	1,250,000	1,237,829	1.8	1,262,500
Nielsen Finance LLC	Senior Secured First Lien	L + 200(2)	3.71%	10/2023	2,791,090	2,782,920	4.1	2,804,404

					6,529,007	6,508,485	9.5	6,571,751

Radio & Television
Diamond Sports Group, LLC	Senior Secured First Lien	L + 325(2)	5.03%	08/2026	1,966,073	1,959,474	2.8	1,967,714
Gray Television, Inc.	Senior Secured First Lien	L + 250(2)	4.20%	01/2026	1,276,061	1,274,602	1.9	1,285,932
Mission Broadcasting, Inc.	Senior Secured First Lien	L + 225(2)	3.94%	01/2024	267,941	266,612	0.4	269,372
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 225(2)	4.05%	01/2024	1,348,436	1,341,882	2.0	1,355,636
Nexstar Broadcasting, Inc.	Senior Secured First Lien	L + 275(2)	4.45%	09/2026	1,968,242	1,966,270	2.9	1,982,000

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Sinclair Television Group, Inc.	Senior Secured First Lien	L + 250(2)	4.24%	09/2026	$922,688	$918,248	1.3%	$927,158
Terrier Media Buyer, Inc.(8)	Senior Secured First Lien			12/2026	2,516,000	2,513,045	3.7	2,544,318

					10,265,441	10,240,133	15.0	10,332,130

Rail Industries
Genesee & Wyoming Inc.(8)	Senior Secured First Lien			12/2026	582,500	579,587	0.9	588,844

Retailers (except Food & Drug)
Bass Pro Group, LLC	Senior Secured First Lien	L + 500(2)	6.80%	09/2024	1,736,057	1,714,770	2.5	1,734,251
Men’s Wearhouse, Inc. (The)	Senior Secured First Lien	L + 325(2)	4.94%	04/2025	1,484,225	1,446,175	1.8	1,198,512
Staples, Inc.	Senior Secured First Lien	L + 500(2)	6.69%	04/2026	1,263,316	1,247,607	1.8	1,244,448

					4,483,598	4,408,552	6.1	4,177,211

Surface Transport
Avis Budget Car Rental, LLC	Senior Secured First Lien	L + 200(2)	3.80%	02/2025	1,486,728	1,476,867	2.2	1,497,574
XPO Logistics, Inc.	Senior Secured First Lien	L + 200(2)	3.80%	02/2025	500,000	493,928	0.7	503,545
XPO Logistics, Inc.	Senior Secured First Lien	L + 250(2)	4.24%	02/2025	1,220,477	1,218,401	1.8	1,230,625

					3,207,205	3,189,196	4.7	3,231,744

Telecommunications
Avaya, Inc.	Senior Secured First Lien	L + 425(2)	5.99%	12/2024	2,248,058	2,251,802	3.2	2,212,651
CenturyLink, Inc.	Senior Secured First Lien	L + 275(2)	4.55%	01/2025	2,817,279	2,783,877	4.1	2,833,126
Level 3 Financing, Inc.	Senior Secured First Lien	L + 175(2)	3.55%	03/2027	2,023,967	2,023,803	2.9	2,033,460
Sprint Communications, Inc.	Senior Secured First Lien	L + 300(2)	4.81%	02/2024	1,980,000	1,980,000	2.9	1,974,634

					9,069,304	9,039,482	13.1	9,053,871

Utilities
Brookfield WEC Holdings, Inc.	Senior Secured First Lien	L + 350(2)	5.30%	08/2025	1,999,409	2,001,803	2.9	2,016,274
Calpine Corporation	Senior Secured First Lien	L + 225(1)	4.20%	01/2024	1,336,910	1,329,660	2.0	1,345,553
Calpine Corporation	Senior Secured First Lien	L + 225(1)	4.20%	04/2026	1,646,725	1,637,387	2.4	1,658,664
Eastern Power, LLC	Senior Secured First Lien	L + 375(2)	5.55%	10/2023	1,618,565	1,617,936	2.4	1,625,265
Granite Generation LLC	Senior Secured First Lien	L + 375(2)	5.55%	11/2026	1,500,000	1,485,104	2.2	1,492,500
Nautilus Power, LLC	Senior Secured First Lien	L + 425(2)	6.05%	05/2024	1,246,946	1,246,301	1.8	1,246,946
Talen Energy Supply, LLC	Senior Secured First Lien	L + 375(2)	5.55%	07/2026	1,249,868	1,240,339	1.8	1,253,511
Vistra Operations Company LLC	Senior Secured First Lien	L + 175(2)	3.55%	12/2025	966,080	962,901	1.4	973,215

					11,564,503	11,521,431	16.9	11,611,928

Total Debt Investments United States					$246,946,516	$245,679,477	358.1%	$246,650,001

Total United States						$245,679,477	358.1%	$246,650,001

Canada
Debt Investments
Aerospace & Defense
1199169 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 400(1)	5.94%	04/2026	261,582	262,825	0.4	263,727
Kestrel Bidco, Inc.	Senior Secured First Lien	L + 300(2)	4.72%	12/2026	631,500	633,652	0.9	637,986

					893,082	896,477	1.3	901,713

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Air Transport
Air Canada	Senior Secured First Lien	L + 175(2)	3.51%	10/2023	$1,729,072	$1,733,388	2.5%	$1,739,878

Automotive
Panther BF Aggregator 2 LP	Senior Secured First Lien	L + 350(2)	5.30%	04/2026	2,236,196	2,220,121	3.3	2,248,081

Business Equipment & Services
Garda World Security Corporation	Senior Secured First Lien	L + 475(1)	6.66%	10/2026	2,135,000	2,092,833	3.1	2,152,357

Food Service
1011778 B.C. Unlimited Liability Company	Senior Secured First Lien	L + 175(2)	3.55%	11/2026	3,000,000	2,982,861	4.4	3,007,110

Health Care
DentalCorp Perfect Smile ULC	Senior Secured First Lien	L + 375(2)	5.55%	06/2025	993,916	984,784	1.4	990,601

Industrial Equipment
Titan Acquisition Limited(8)	Senior Secured First Lien			03/2025	748,096	738,007	1.1	737,541

Oil & Gas
NorthRiver Midstream Finance LP	Senior Secured First Lien	L + 325(1)	5.35%	10/2025	1,240,581	1,241,361	1.8	1,244,849

Total Debt Investments Canada					$12,975,943	$12,889,832	18.9%	$13,022,130

Total Canada						$12,889,832	18.9%	$13,022,130

Luxembourg
Debt Investments
Automotive
Belron Finance US LLC	Senior Secured First Lien	L + 225(1)	4.14%	11/2024	941,532	942,041	1.4	946,635
Belron Finance US LLC	Senior Secured First Lien	L + 225(1)	4.15%	11/2025	297,744	297,744	0.4	299,605

					1,239,276	1,239,785	1.8	1,246,240

Cosmetics/Toiletries
Sunshine Luxembourg VII SARL	Senior Secured First Lien	L + 425(1)	6.19%	10/2026	2,250,000	2,246,107	3.3	2,274,300

Drugs
Endo Luxembourg Finance Company I S.a r.l.	Senior Secured First Lien	L + 425(2)	6.06%	04/2024	990,478	985,864	1.4	951,012
Mallinckrodt International Finance S.A.	Senior Secured First Lien	L + 300(1)	4.91%	02/2025	957,341	933,769	1.1	782,229

					1,947,819	1,919,633	2.5	1,733,241

Electronics/Electrical
SS&C Technologies Holdings Europe S.A.R.L.	Senior Secured First Lien	L + 225(2)	4.05%	04/2025	879,483	881,020	1.3	886,668

Total Debt Investments Luxembourg					$6,316,578	$6,286,545	8.9%	$6,140,449

Total Luxembourg						$6,286,545	8.9%	$6,140,449

United Kingdom
Debt Investments
Automotive
Boing US Holdco, Inc.	Senior Secured First Lien	L + 325(2)	4.99%	10/2024	1,491,783	1,484,105	2.1	1,463,193

Total Debt Investments United Kingdom					$1,491,783	$1,484,105	2.1%	$1,463,193

Total United Kingdom						$1,484,105	2.1%	$1,463,193

Netherlands
Debt Investments
Chemicals & Plastics
Starfruit Finco B.V	Senior Secured First Lien	L + 325(2)	4.96%	10/2025	2,733,689	2,737,595	4.0	2,739,389

CBDC SENIOR LOAN FUND LLC

Consolidated Schedule of Investments

December 31, 2019

Company/Security/Country ***	Investment Type	Spread Above Index *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value ****
Electronics/Electrical
Avast Software B.V.	Senior Secured First Lien	L + 225(1)	4.19%	09/2023	$1,033,495	$1,034,047	1.5%	$1,044,346

Food products
Jacobs Douwe Egberts International B.V.	Senior Secured First Lien	L + 200(2)	3.75%	11/2025	652,927	652,926	0.9	657,145

Total Debt Investments Netherlands					$4,420,111	$4,424,568	6.4%	$4,440,880

Total Netherlands						$4,424,568	6.4%	$4,440,880

Australia
Debt Investments
Telecommunications
Speedcast International Limited	Senior Secured First Lien	L + 275(1)	4.69%	05/2025	489,879	487,492	0.6	379,250

Total Debt Investments Australia					$489,879	$487,492	0.6%	$379,250

Total Australia						$487,492	0.6%	$379,250

New Zealand
Debt Investments
Business Equipment & Services
Capri Finance LLC	Senior Secured First Lien	L + 300(1)	4.93%	11/2024	1,988,004	1,966,111	2.9	1,972,846

Retailers (except Food & Drug)
Titan AcquisitionCo New Zealand Limited	Senior Secured First Lien	L + 425(1)	6.19%	05/2026	995,000	990,377	1.4	999,975

Total Debt Investments New Zealand					$2,983,004	$2,956,488	4.3%	$2,972,821

Total New Zealand						$2,956,488	4.3%	$2,972,821

Total Investments						$274,208,507	399.3%	$275,068,724

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), which resets daily, monthly, quarterly or semiannually. The Company has provided the spread over LIBOR and the weighted average current interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $68,883,439 as of December 31, 2019.
***	All investments are pledged as collateral for loans payable unless otherwise noted.
****	Represents fair value in accordance with ASC Topic 820.
(1)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2019 was 1.91%.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2019 was 1.76%.
(3)

Represents a delayed draw commitment of $71,802, of which $71,802 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)

Represents a delayed draw commitment of $103,896, of which $103,896 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of December 31, 2019 was 1.91%.
(7)

Represents a delayed draw commitment of $180,744, of which $180,744 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Position or portion thereof unsettled as of December 31, 2019.
(9)

Represents a delayed draw commitment of $27,349, of which $27,349 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Below is selected balance sheet information for the Senior Loan Fund as of December 31, 2019:

As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$275,068,724
Cash and cash equivalents	7,958,026
Other assets	6,688,703

Total assets	$289,715,453

Debt (net of deferred financing costs of $211,251)	$205,788,749
Other liabilities	15,043,265

Total liabilities	$220,832,014

Members’ Capital	68,883,439

Total liabilities and members’ capital	$289,715,453

Below is selected statements of operations information for the Senior Loan Fund for the year ended December 31, 2019:

For the period from February 28, 2019 (commencement of operations) through December 31, 2019
Selected Statement of Operations Information:
Total investment income	$9,564,859
Expenses
Interest and other debt financing costs	4,587,701
Professional fees	136,566
Other general and administrative expenses	231,791

Total expenses	4,956,058

Net investment income (loss)	4,608,801

Net realized gain (loss) on investments	14,421
Net change in unrealized appreciation (depreciation) on investments	860,217

Net increase (decrease) in members’ capital	$5,483,439

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2019:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$83,139,149	$268,193,220	$351,332,369
Unitranche First Lien	—	—	234,460,164	234,460,164
Senior Secured Second Lien	—	9,317,747	49,569,095	58,886,842
Unsecured Debt	—	—	7,414,166	7,414,166
Preferred Stock	—	—	4,817,100	4,817,100
Common Stock and Other	—	—	16,614,667	16,614,667

Subtotal	$—	$92,456,896	$581,068,412	$673,525,308

Investments Measured at NAV(1)				53,005,852

Total Investments				$726,531,160

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

The following table presents fair value measurements of investments as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$62,191,471	$232,213,968	$294,405,439
Unitranche First Lien	—	—	84,890,747	84,890,747
Senior Secured Second Lien	—	21,940,428	53,857,218	75,797,646
Unsecured Debt	—	—	7,262,841	7,262,841
Preferred Stock	—	—	2,270,352	2,270,352
Common Stock and Other	—	—	11,536,391	11,536,391

Subtotal	$—	$84,131,899	$392,031,517	$476,163,416
Investments Measured at NAV(1)				17,178,308

Total Investments				$493,341,724

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2019, based off of the fair value hierarchy at December 31, 2019:

	Senior Secured First Lien	Unitranche First Lien	Senior Secured Second Lien	Unsecured Debt	Preferred Stock	Common Stock	Total
Balance as of January 1, 2019	$232,213,968	$84,890,747	$53,857,218	$7,262,841	$2,270,352	$11,536,391	$392,031,517
Amortized discounts/premiums	1,090,010	1,143,660	289,806	33,010	—	—	2,556,486
Paid in-kind interest	440,403	—	—	119,946	—	—	560,349
Net realized gain (loss)	(597,443)	10,517	(7,899,910)	—	—	1,299,038	(7,187,798)
Net change in unrealized appreciation (depreciation)	818,712	2,795,231	910,834	(1,586)	329,465	1,742,171	6,594,827
Purchases	102,410,016	180,410,964	2,425,000	(45)	2,217,283	4,965,428	292,428,646
Sales/return of capital/principal repayments/paydowns	(50,059,710)	(34,790,955)	(4,669,136)	—	—	(2,928,361)	(92,448,162)
Transfers in	—	—	4,655,283	—	—	—	4,655,283
Transfers out	(18,122,736)	—	—	—	—	—	(18,122,736)

Balance as of December 31, 2019	$268,193,220	$234,460,164	$49,569,095	$7,414,166	$4,817,100	$16,614,667	$581,068,412

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2019	$394,812	$3,573,760	$(1,527,657)	$(1,586)	$329,465	$2,450,632	$5,219,426

During the year ended December 31, 2019, the Company recorded $18,122,736 in transfers from Level 3 to Level 2 and $4,655,283 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2018, based off of the fair value hierarchy at December 31, 2018:

	Senior Secured First Lien	Unitranche First Lien	Senior Secured Second Lien	Unsecured Debt	Preferred Stock	Common Stock	Total
Balance as of January 1, 2018	$137,783,674	$16,131,110	$46,631,702	$5,641,565	$2,011,108	$7,923,331	$216,122,490
Amortized discounts/premiums	1,152,617	168,158	440,148	23,862	—	—	1,784,785
Paid in-kind interest	347,393	—	—	104,554	—	—	451,947
Net realized gain (loss)	(96,887)	(645)	(6,245)	—	—	—	(103,777)
Net change in unrealized appreciation (depreciation)	(2,245,384)	1,563,230	(5,980,739)	(44,718)	259,244	70,614	(6,377,753)
Purchases	156,240,324	67,689,378	22,630,106	1,537,578	—	3,542,446	251,639,832
Sales/return of capital/principal repayments/paydowns	(76,606,081)	(660,484)	(21,345,735)	—	—	—	(98,612,300)
Transfers in	15,638,312	—	11,487,981	—	—	—	27,126,293
Transfers out	—	—	—	—	—	—	—

Balance as of December 31, 2018	$232,213,968	$84,890,747	$53,857,218	$7,262,841	$2,270,352	$11,536,391	$392,031,517

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2018	$(1,497,191)	$1,969,060	$(5,724,061)	$(44,718)	$259,244	$70,614	$(4,967,052)

During the year ended December 31, 2018, the Company recorded $0 in transfers from Level 3 to Level 2 and $27,126,293 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$213,314,442	Discounted Cash Flows	Discount Rate	6.3%-12.9%(7.4%)
	7,487,913	Enterprise Value	Comparable EBITDA Multiple	11.7x
	47,390,865	Broker Quoted	Broker Quote	N/A

Subtotal:	$268,193,220

Unitranche First Lien	$199,952,327	Discounted Cash Flows	Discount Rate	6.5%-12.2% (8.1%)
	34,507,837	Broker Quoted	Broker Quote	N/A

Subtotal	$234,460,164

Senior Secured Second Lien	$43,017,793	Discounted Cash Flows	Discount Rate	9.1%-15.6%(10.8%)
	6,551,302	Enterprise Value	Comparable EBITDA Multiple	11.4x

Subtotal:	$49,569,095

Unsecured Debt	$7,414,166	Discounted Cash Flows	Discount Rate	11.0%-15.7%(11.5%)

Preferred Stock	$4,817,100	Market Multiple	Comparable EBITDA Multiple	10.2x-17.9x(16.0	x)

Common Stock	$16,614,667	Market Multiple	Comparable EBITDA Multiple	7.3x-17.9x(14.0	x)

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$159,956,081	Discounted Cash Flows	Discount Rate	7.0%-11.8%(8.1%)
	6,299,473	Enterprise Value	Comparable EBITDA Multiple	9.1x
	65,958,414	Broker Quoted	Broker Quote	N/A

Subtotal:	$232,213,968

Unitranche First Lien	$77,737,275	Discounted Cash Flows	Discount Rate	6.8% -10.3% (8.9%)
	7,153,472	Broker Quoted	Broker Quote	N/A

Subtotal:	$84,890,747

Senior Secured Second Lien	$53,857,218	Discounted Cash Flows	Discount Rate	7.2%-28.6%(13.8%)

Unsecured Debt	$7,262,841	Discounted Cash Flows	Discount Rate	11.0%-16.8%(11.6%)

Preferred Stock	$2,270,352	Market Multiple	Comparable EBITDA Multiple	15.0x

Common Stock	$11,536,391	Market Multiple	Comparable EBITDA Multiple	7.2x-15.1x(12.4	x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2019 and December 31, 2018. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Note 6. Debt

Debt consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value
SPV Asset Facility	$250,000,000	$220,687,232	$29,312,768	$220,687,232
Corporate Revolving Facility	200,000,000	104,754,204	95,245,796	104,754,204

Total Debt	$450,000,000	$325,441,436	$124,558,564	$325,441,436

	December 31, 2018
	Aggregate Principal Amount Committed	Drawn Amount(4)	Amount Available (1)	Carrying Value (2)
SPV Asset Facility	$175,000,000	$159,628,575	$15,371,425	$159,628,575
Revolving Credit Facility II(3)(5)(6)	85,000,000	78,309,591	7,248,258	77,774,610

Total Debt	$260,000,000	$237,938,166	$22,619,683	$237,403,185

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)

The difference between the drawn amount and the carrying value is attributable to the effect of foreign currency rates as of the balance sheet dates versus foreign currency rates at the time of the respective non-USD borrowings. Carrying value excludes unamortized deferred financing costs.

(3)	The Company had outstanding debt denominated in Pound Sterling (GBP) of 2,500,000 on its Revolving Credit Facility II.
(4)	For borrowings in non-USD, the drawn amount represents the USD equivalent at the time of borrowing (i.e. cost).
(5)	Total drawn amount payable after the effect of foreign currency translation as of December 31, 2018, was $77,751,742.
(6)	The Company had outstanding debt denominated in (EUR) of 1,800,000 on its Revolving Credit Facility II.

The carrying value of the Company’s debt, as of December 31, 2019 and December 31, 2018, approximates its fair value as the debt, issued at market terms, includes variable interest rates, as discussed in Note 6.

As of December 31, 2019 and December 31, 2018, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016 CCAP SPV entered into a loan and security agreement (the “SPV Asset Facility”) with the Company as the collateral manager, seller and equityholder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The SPV Asset Facility is effective as of March 28, 2016. On February 8, 2017, the Company amended the SPV Asset Facility increasing the facility limit from $75,000,000 to $125,000,000. On September 28, 2018, the Company further amended the SPV Asset Facility increasing the facility limit from $125,000,000 to $175,000,000 and extending the maturity date to September 28, 2023. On April 9, 2019 the Company further amended the SPV Asset Facility increasing the Facility limit from $175,000,000 to $250,000,000.

The maximum commitment amount under the SPV Asset Facility is $250,000,000, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the Borrower voluntarily reduces the commitments to zero, (b) the Facility Maturity Date (September 28, 2023) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Also on March 28, 2016, the Company, as Seller, and CCAP SPV, as Purchaser, entered into a loan sale agreement whereby the Company will sell certain assets to CCAP SPV. CCAP SPV will be consolidated into the Company’s financial statements and no gain or loss is expected to result from the sale of assets to CCAP SPV. The Company retains a residual interest in assets contributed to or acquired by CCAP SPV through its 100% ownership of CCAP SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of December 31, 2019 and December 31, 2018, deferred financing costs related to the SPV Asset Facility were $1,508,189 and $1,636,402, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Corporate Revolving Facility

On August 20, 2019, the Company entered into the “Corporate Revolving Facility” with Ally Bank (“Ally”), as Administrative Agent and Arranger. Proceeds of the advances under the Revolving Credit Agreement may be used to acquire portfolio investments, to make distributions to the Company in accordance with the Revolving Credit Agreement and to pay related expenses. The maximum principal amount of the Corporate Revolving Facility is $200,000,000, subject to availability under the borrowing base.

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

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of December 31, 2019 and December 31, 2018, deferred financing costs related to the Corporate Revolving Facility were $1,923,193 and $0, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Revolving Credit Facility II

On June 29, 2017, the Company entered into the “Revolving Credit Facility II” with Capital One, National Association (“CONA”), as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. Proceeds from the Revolving Credit Facility II were used for investment activities, expenses, working capital requirements and general corporate purposes. The Company’s obligations to the Committed Lender were secured by a first priority security interest in the unused capital commitments (See Note 8. Commitments, Contingencies and Indemnifications) and certain investments and cash held by the Company. The Revolving Credit Facility II contains certain covenants, including, but not limited to maintaining an asset coverage ratio of total assets to total borrowings of at least 2 to 1. The maximum principal amount of the Revolving Credit Facility II is $85,000,000, subject to availability under the borrowing base.

Borrowings under the Revolving Credit Facility II bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin with no LIBOR floor. The Company may elect either the LIBOR or prime rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company paid unused facility fees of 0.20% per annum on committed but undrawn amounts under the Revolving Credit Facility II. Interest was payable monthly in arrears. On June 28, 2018, the Company amended the Revolving Credit Facility II increasing the facility limit from $75,000,000 to $85,000,000 and extending the maturity date to June 29, 2019. On June 13, 2019, the Company further amended the Revolving Credit Facility II by extending the maturity date to September 29, 2019. The Company paid down in full and terminated the Revolving Credit Facility II on August 20, 2019.

Costs incurred in connection with obtaining the Revolving Credit Facility II were recorded as deferred financing costs and amortized using effective yield method during the life of the facility and are now fully amortized as of the reporting date as a result of the facility termination. As of December 31, 2019 and December 31, 2018, deferred financing costs related to the Revolving Credit Facility II were $0 and $58,791, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, Revolving Credit Facility, and the Revolving Credit Facility II for the years ended December 31, 2019, 2018 and 2017, were as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Borrowing interest expense	$12,068,303	$7,502,040	$4,308,034
Unused facility fees	253,659	187,364	227,331
Amortization of financing costs	1,040,321	761,110	767,545

Total interest and credit facility expenses	$13,362,283	$8,450,514	$5,302,910

Weighted average interest rate	4.37%	4.11%	3.23%
Weighted average outstanding balance	$275,905,282	$182,328,466	$133,486,128

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statement of Assets and Liabilities as due to/due from broker. There has been no cash collateral received or paid from the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of our forward contracts qualify as Level 2 financial instruments.

For the year ended December 31, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $23,341,718. For the year ended December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $7,974,709.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of December 31, 2019 and December 31, 2018.

As of December 31, 2019:

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$757,687	$(65,361)	$692,326	$—	$692,326

Total	$757,687	$(65,361)	$692,326	$—	$692,326

As of December 31, 2018:

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$17,406	$—	$17,406	$—	$17,406

Total	$17,406	$—	$17,406	$—	$17,406

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the years ended December 31, 2019 and December 31, 2018 was as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	674,920	17,406

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$674,920	$17,406

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2019 and 2018, the Company had aggregated unfunded commitments totaling $82,745,212 and $55,473,976, including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of December 31, 2019 and December 31, 2018, the Company has the following unfunded commitments to portfolio companies:

	December 31, 2019			December 31, 2018
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt
Abode Healthcare, Inc.	8/28/2015	$862,500	$(12,938)	—	$—	$—
Affinitiv, Inc.	8/26/2024	850,000	—	—	—	—
Ameda, Inc.	9/29/2022	112,500	(1,711)	9/29/2022	112,500	(2,642)
Ansira Partners, Inc.	4/16/2020	321,818	(18,273)	4/16/2020	717,273	(1,793)
Auto-Vehicle Parts, LLC	1/3/2023	600,000	(2,339)	1/3/2023	600,000	—
Avaap USA LLC	—	—	—	6/30/2019	350,000	—
Avaap USA LLC	3/22/2023	650,000	6,500	3/22/2023	288,750	—
Benesys, Inc.	10/5/2024	102,000	(1,521)	10/5/2024	111,000	(791)
BFC Solmetex LLC & Bonded Filter Co. LLC	11/16/2020	850,000	—	11/16/2020	850,000	8,500
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	—	4/2/2023	600,000	6,000
BFC Solmetex LLC & Bonded Filter Co. LLC	9/26/2023	240,000	—	—	—	—
C-4 Analytics, LLC	8/22/2023	600,000	—	8/22/2023	600,000	6,000
CAT Buyer, LLC	4/11/2024	398,750	(1,895)	—	—	—
CC SAG Acquisition Corp.	9/9/2021	2,127,500	(14,641)	—	—	—
CC SAG Acquisition Corp.	9/9/2025	1,050,000	(7,226)	—	—
Centauri Health Solutions, Inc.	1/31/2022	1,575,000	15,750	1/31/2022	1,575,000	15,750
Centria Subsidiary Holdings, LLC	12/9/2025	1,973,684	—	—	—	—
Claritas, LLC	12/21/2023	180,000	—	—	—	—
Colibri Group LLC	5/1/2025	733,333	(779)	—	—	—
Continental Battery Company	1/15/2020	1,811,250	—	—	—	—
Continental Battery Company	12/14/2022	170,000	—	12/14/2022	850,000	—
COP Home Services Holdings, Inc.	5/13/2025	464,384	(2,322)	—	—	—
Counsel On Call, LLC	—	—	—	2/28/2019	150,000	1,500
Counsel On Call, LLC	—	—	—	9/1/2022	400,000	4,000
CRA MSO, LLC	8/31/2020	1,000,000	—	8/31/2020	1,000,000	(9,923)

	December 31, 2019			December 31, 2018
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
CRA MSO, LLC	12/17/2023	200,000	—	12/17/2023	200,000	(1,985)
CRA MSO, LLC	—	—	—	8/18/2023	916,667	—
CRA MSO, LLC	5/13/2021	696,576	(3,483)	—	—
Crusoe Bidco Limited	12/2/2025	340,136	(2,551)	—	—	—
DFS Intermediate Holdings, LLC	9/18/2020	327,947	—	9/18/2020	612,035	—
DFS Intermediate Holdings, LLC	3/31/2022	336,303	—	3/31/2022	1,584,000	—
EiKo Global, LLC	6/1/2023	750,000	—	6/1/2023	315,000	—
Empire Auto Parts, LLC	9/5/2023	400,000	4,000	9/5/2024	400,000	—
GrapeTree Medical Staffing, LLC	10/19/2022	450,000	—	10/19/2022	450,000	3,022
Hepaco, LLC	—	—	—	10/15/2020	915,074	—
Hepaco, LLC	8/31/2023	256,667	—	—	—	—
HGH Purchaser, Inc.	11/1/2021	3,378,378	—	—	—	—
HGH Purchaser, Inc.	11/1/2025	827,703	—	—	—	—
Integrity Marketing Acquisition, LLC	—	—	—	8/31/2022	308,000	—
Integrity Marketing Acquisition, LLC	10/15/2020	332,754	—	—	—	—
Integrity Marketing Acquisition, LLC	2/29/2020	1,576,191	(7,881)	—	—	—
Integrity Marketing Acquisition, LLC	2/27/2021	3,095,238	(15,476)	—	—	—
Integrity Marketing Acquisition, LLC	8/27/2025	1,409,415	(7,047)	—	—	—
Iconic Group, Inc.	—	—	—	5/15/2024	250,000	—
Jordan Healthcare Inc.	—	—	—	8/18/2019	502,150	—
Jordan Healthcare Inc.	—	—	—	7/6/2022	360,000	—
Kestrel Parent, LLC	11/13/2023	870,647	13,060	11/13/2023	870,647	—
Learn-It Systems, LLC	3/18/2022	2,288,000	—	—	—	—
Learn-It Systems, LLC	3/18/2025	107,970	—	—	—	—
Learn-It Systems, LLC	—	—	—	7/27/2023	180,000	—
List Partners, Inc.	7/6/2022	156,000	584	—	—	—
List Partners, Inc.	—	—	—	6/28/2019	950,000	9,500
List Partners, Inc.	1/5/2023	450,000	2,586	1/5/2023	450,000	4,500
Mann Lake Ltd.	10/4/2024	456,000	(4,605)	10/4/2024	690,000	—
Maroon Group, LLC		—	—	5/11/2020	1,250,000	—
Maroon Group, LLC	8/31/2022	252,000	—	—	—	—
Midwest Industrial Rubber	12/2/2021	525,000	—	12/2/2021	437,500	—
New Mountain Learning	3/16/2024	125,000	(16,875)	3/16/2024	600,000	(37,925)
Omni Ophthalmic Management Consultants, LLC	5/31/2021	1,150,000	(3,900)	—	—	—
Omni Ophthalmic Management Consultants, LLC	9/22/2021	850,000	(2,882)	—	—	—
Ontario Systems, LLC	9/5/2021	1,100,000		—	—	—
Ontario Systems, LLC	8/30/2025	500,000		—	—	—
Pilot Air Freight, LLC	7/25/2020	1,200,000	—	7/25/2020	1,200,000	—
Pilot Air Freight, LLC	7/25/2024	100,000	—	7/25/2024	100,000	—
Pilot Air Freight, LLC	—	—	—	7/25/2019	322,917	—
POC Investors, LLC	11/10/2021	1,000,000	—	11/10/2021	750,000	—
Potter Electric Signal Company	—	—	—	12/19/2019	700,000	(3,500)
Potter Electric Signal Company	12/19/2021	1,113,267	(5,566)	—	—	—
Potter Electric Signal Company	12/19/2022	519,200	(2,596)	—	—	—
List Partners, Inc.	—	—	—	12/19/2022	371,250	(1,856)
PT Network, LLC	—	—	—	12/31/2018	1,850,000	(72,831)
PT Network, LLC	11/30/2021	400,000	(8,455)	11/30/2021	200,000	(7,874)
Pye-Barker Fire & Safety, LLC	11/26/2021	3,750,000	—	—	—	—
Receivable Solutions, Inc.	10/1/2024	270,000	—	—	—	—
Right Networks, LLC	11/4/2024	232,558	—	—	—	—
Ruffalo Noel Levitz, LLC	5/29/2022	300,000	(1,500)	—	—	—
Safco Dental Supply, LLC	6/14/2025	600,000		—	—	—
SavATree, LLC	6/2/2020	745,200	—	6/2/2020	154,000	—
SavATree, LLC	6/2/2022	550,000	—	6/2/2022	550,000	—
Slickdeals Holdings, LLC	6/12/2023	727,274	—	6/12/2023	727,274	—
Smile Brands, Inc.	10/12/2020	419,200	(2,096)	10/12/2020	599,467	(2,997)
Smile Brands, Inc.	10/12/2023	260,000	(1,300)	10/12/2023	250,000	(1,250)
Smile Doctors LLC	4/6/2020	198,411	—	4/6/2020	1,562,678	15,627
Smile Doctors LLC	10/6/2022	169,583	—	10/6/2022	12,333	123

	December 31, 2019			December 31, 2018
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
The Hilb Group, LLC	12/2/2021	1,020,408	(7,653)
Teaching Strategies LLC	5/14/2024	446,728	4,467	5/14/2024	629,195	—
Transportation Insight, LLC	12/18/2020	576,200	(2,881)	12/18/2020	1,290,000	(6,450)
Transportation Insight, LLC	12/3/2024	750,000	(3,750)	12/3/2024	642,857	(3,214)
Tranzonic	3/27/2023	550,000	—	3/27/2023	429,000	—
Trinity Partners, LLC	2/21/2023	450,000	—	2/21/2023	450,000	—
Unifeye Vision Partners	9/13/2021	3,050,000	—	—	—	—
Unifeye Vision Partners	9/13/2025	1,473,333	—	—	—	—
United Language Group, Inc.	—	—	—	12/3/2021	40,000	—
UP Acquisition Corp	1/31/2020	1,623,636	—	—	—	—
UP Acquisition Corp	5/23/2024	1,177,083	—	—	—	—
Upstream Rehabilition, Inc.	—	—	—	1/3/2024	200,000	—
Vanguard Holdings Corp.	—	—	—	9/21/2023	325,917	—
Vanguard Holdings Corp.	—	—	—	9/21/2023	716,667	—
Winxnet Holdings LLC	6/29/2020	400,000	(5,060)	6/29/2020	400,000	—
Winxnet Holdings LLC	6/29/2023	320,000	(4,048)	6/29/2023	400,000	—
Wrench Group LLC	—	—	—	12/15/2019	210,000	—
Wrench Group LLC	4/30/2021	1,034,887	2,587	—	—	—
Wrench Group LLC	—	—	—	12/31/2023	555,556	—
Xcentric Mold and Engineering Acquisition Company, LLC	—	—	—	1/3/2022	87,500	438
CB-SDG Limited	—	—	—	7/6/2022	319,849	—
Crusoe Bidco Limited	12/5/2020	2,976,968	729,777	12/5/2020	2,862,022	(85,861)
Crusoe Bidco Limited	12/5/2022	2,232,726	547,333	12/5/2022	2,146,516	(64,395)
NS Intermediate Holdings, LLC	—	—	—	9/28/2021	250,000	—
CHA Holdings, Inc	—	—	—	10/10/2019	1,071,430	(1,339)
Crusoe Bidco Limited	—	—	—	8/17/2018	2,261,364	—
PharComp Parent B.V.	2/18/2023	2,096,285	228,770	—	—	—

Total 1st Lien/Senior Secured Debt		72,613,591	1,382,164		45,083,388	(231,666)

2nd Lien/Senior Secured Debt
MHS Acquisition Holdings, LLC	—	$—	$—	9/10/2018	$585,229	$(35,816)
NMN Holdings III Corp.	11/13/2020	1,666,667	(9,284)	11/13/2020	1,666,667	—

Total 2nd Lien/Senior Secured Debt		1,666,667	(9,284)		2,251,896	(35,816)

Partnership Interest
CBDC Senior Loan Fund LLC	—	$6,000,000	$66,258	—	$—	$—
GACP II LP	—	2,464,954	48,988	—	8,138,692	103,199

Total Partnership Interest	—	8,464,954	115,246	—	8,138,692	103,199

Total		$82,745,212	$1,488,126		$55,473,976	$(164,283)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2019 and December 31, 2018.
(3)	The fair value is reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities.

As of December 31, 2019, we believe that we have sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments, cash and restricted cash balances that we maintain, availability under our credit facilities and ongoing principal repayments on debt investments. In addition, we generally hold some broadly syndicated loans that are saleable over a relatively short period to generate cash.

Other Commitments and Contingencies

As of December 31, 2019, the Company had $456,297,020 in total capital commitments from investors. Of this amount, $10,000,000 was from Crescent Capital Group LP (“CCG LP”). The remaining unfunded capital commitments totaled $44,297,020 as of December 31, 2019. As of December 31, 2018, the Company had $405,600,000 in total capital commitments from investors. Of this amount, $10,000,000 was from Crescent Capital Group LP (“CCG LP”) and its affiliates. The remaining unfunded capital commitments totaled $139,600,000 as of December 31, 2018.

Up to June 25, 2015, the Company’s efforts had been limited to organizational activities, the cost of which has been borne by the Advisor. The Company has agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1,500,000 on a pro rata basis over the first $350,000,000 of invested capital not to exceed 3 years from the initial capital commitment. The Advisor incurred costs on behalf of the Company of $794,450 of equity offering costs and $567,895 of organization costs through Commencement. For the year ended December 31, 2019, the Advisor allocated to the Company $190,668 of equity offering costs and $136,295 of organization costs, of which $0 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2019. Since June 26, 2015 (Commencement) through December 31, 2019, the Advisor has allocated to the Company $794,450 of equity offering costs and $567,895 of organization costs. For the year ended December 31, 2018, the Advisor allocated to the Company $215,636 of equity offering costs and $154,143 of organization costs, of which $136,235 was included in Due to Advisor on the Consolidated Statements of Assets and Liabilities at December 31, 2018.

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

Note 9. Stockholders’ Equity

Between June 26, 2015 (Commencement) and February 3, 2020, our listing on the NASDAQ stock exchange, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund capital drawdowns to purchase the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis as determined by the Company with a minimum of 10 business days’ prior notice. The remaining unfunded capital commitments related to these Subscription Agreements totaled $44,297,020 and $139,600,000 as of December 31, 2019 and 2018, respectively.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2019, 2018 and 2017:

	For the year ended
	December 31, 2019
Quarter Ended	Shares	Amount
December 31, 2019	1,288,461	$25,000,000
September 30, 2019	3,284,155	65,000,000
June 30, 2019	1,524,312	30,000,000
March 31, 2019	1,330,128	26,000,000

Total Capital Drawdowns	7,427,056	$146,000,000

	For the year ended
	December 31, 2018
Quarter Ended	Shares	Amount
December 31, 2018	1,747,841	$35,000,000
September 30, 2018	1,249,626	25,000,000
June 30, 2018	991,916	20,000,000
March 31, 2018	741,876	15,000,000

Total Capital Drawdowns	4,731,259	$95,000,000

	For the year ended
	December 31, 2017
Quarter Ended	Shares	Amount
December 31, 2017	490,822	$10,000,000
September 30, 2017	488,138	10,000,000
June 30, 2017	490,701	10,000,000
March 31, 2017	744,085	15,000,000

Total Capital Drawdowns	2,213,746	$45,000,000

Prior to February 3, 2020, which is the date of the Company’s listing on the NASDAQ stock exchange, stockholders who “opted in” to the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a stockholder by the net asset value per share of the common stock as of the last day of the Company’s fiscal quarter or such other date and price per share as determined by the Board preceding the date such dividend was declared.

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

At December 31, 2019 and 2018, CCG LP and its affiliates owned 2.23% and 2.50%, respectively, of the outstanding common shares of the Company.

For the years ended December 31, 2019, 2018 and 2017, distributions made by the Company are as follows:

Quarter Ended	Total Amount	Per Share Amount
December 31, 2019	$8,553,549	$0.41
September 30, 2019	$8,015,361	$0.41
June 30, 2019	$6,660,776	$0.41
March 31, 2019	$6,028,462	$0.41
December 31, 2018	$5,343,316	$0.40
September 30, 2018	$4,464,639	$0.38
June 30, 2018	$3,876,874	$0.37
March 31, 2018	$3,035,614	$0.32
December 31, 2017	$2,707,232	$0.31
September 30, 2017	$2,470,579	$0.30
June 30, 2017	$2,169,823	$0.29
March 31, 2017	$1,994,047	$0.28

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2019 and December 31, 2018, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Net increase (decrease) in net assets resulting from operations	$29,278,523	$8,114,574	$9,055,186
Weighted average common shares outstanding	17,344,640	10,719,485	7,562,447
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$1.69	$0.76	$1.20

Note 11. Income Taxes

The tax character of stockholder distributions attributable to the years ended December 31, 2019, 2018 and 2017, were as follows:

	2019	2018	2017
Ordinary Income (1)	$29,258,148	$16,720,443	$ 9,341,681
Capital Gains	—	—	—

Total	$29,258,148	$16,720,443	$9,341,681

(1)

For years ended December 31, 2019, 2018 and 2017, 100%, 100% and 100%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. stockholders.

For the years ended December 31, 2019, 2018 and 2017, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of wash sales, organizational expenses, partnership basis adjustments, forward contracts mark to market and defaulted bond income accruals is as follows:

	2019	2018	2017
Undistributed net investment income	$6,684,962	$2,454,033	$774,114
Other temporary differences	(464,752)	(366,318)	(240,948)
Post October loss deferrals	—	—	—
Capital loss carryover	(8,716,113)	(916,424)	(441,103)
Unrealized appreciation (depreciation)	(4,901,546)	(7,629,658)	1,981,571

Components of tax distributable earnings at year end	$(7,397,449)	$(6,458,367)	$2,073,634

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

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service.

Permanent differences between Investment Company Taxable Income and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. For the years ended December 31, 2019, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to prior period adjustments, subsidiary book income, the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows:

	2019	2018	2017
Accumulated net realized gain (loss)	$(1,378,600)	$669,801	$2,738
Distributions in excess of Investment Company Taxable Income	419,143	(557,800)	20,247

Total	$959,457	$(112,001)	$(22,985)

The tax cost of the Company’s investments as of December 31, 2019, approximates their amortized cost.

As of December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$730,999,285

Gross unrealized appreciation	$14,808,517
Gross unrealized depreciation	(19,276,642)

Net unrealized investment depreciation	$(4,468,125)

As of December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$501,196,978

Gross unrealized appreciation	$8,332,193
Gross unrealized depreciation	(16,187,447)

Net unrealized investment depreciation	$(7,855,254)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the years ended December 31, 2019, 2018, 2017 and 2016 and for the period from February 5, 2015 (Inception) to December 31, 2015, relating to the common shares issued through December 31, 2019 pursuant to the Subscription Agreements:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016	For the period from February 5, 2015 (Inception) to December 31, 2015*
Per Share Data:(1)
Net asset value, beginning of period	$19.43	$20.10	$20.08	$19.13	$20.00
Net investment income after tax	1.83	1.65	1.31	1.23	0.55
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(0.14)	(0.89)	(0.11)	1.04	(1.87)

Net increase (decrease) in net assets resulting from operations	1.69	0.76	1.20	2.27	(1.32)

Effect of equity issuances	0.03	0.06	0.02	(0.20)	0.77
Distributions declared from net investment income(2)	(1.64)	(1.47)	(1.18)	(1.10)	(0.27)
Offering costs	(0.01)	(0.02)	(0.02)	(0.02)	(0.05)

Total increase (decrease) in net assets	0.07	(0.67)	0.02	0.95	(0.87)

Net asset value, end of period	$19.50	$19.43	$20.10	$20.08	$19.13
Shares outstanding, end of period	20,862,314	13,358,289	8,597,116	6,376,850	4,056,316
Weighted average shares outstanding	17,344,640	10,719,485	7,562,447	5,191,589	2,855,996
Total return(3)	8.81%	4.06%	5.99%	10.70%	(3.00	)%(4)

Ratio/Supplemental Data:
Net assets, end of period	$406,916,802	$259,578,840	$172,799,989	$128,056,028	$77,586,238
Ratio of total net expenses to average net assets(5)	6.54%	7.33%	8.02%	7.17%	7.65	%(6)
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.50%	3.06%	3.53%	4.08%	5.53	%(6)
Ratio of net investment income before taxes to average net assets	9.61%	8.48%	6.45%	6.14%	3.17	%(6)
Ratio of interest and credit facility expenses to average net assets	4.03%	4.01%	3.44%	2.59%	2.12	%(7)
Ratio of incentive fees to average net assets	1.43%	0.26%	1.05%	0.50%	—%
Ratio of portfolio turnover to average investments at fair value	23.97%	27.89%	19.27%	34.36%	4.08	%(4)
Asset coverage ratio(8)	2.25	2.08	2.13	2.35	2.42

*	The Company was formed on February 5, 2015 and commenced operations on June 26, 2015.
(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(3)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(4)	Not annualized.

(5)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 6.58% and 7.36% for the years ended December 31, 2019 and December 31, 2018, respectively. The GACP II investment was made after 2018, and as such, the 2017, 2016 and 2015 ratios were not affected.

(6)	Annualized except for organization expenses.
(7)	Annualized.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) total debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2019	Quarter Ended September 30, 2019	Quarter Ended June 30, 2019	Quarter Ended March 31, 2019
Investment income	$14,666,870	$14,835,807	$12,518,330	$11,455,756
Net expenses	6,232,182	5,659,160	5,139,293	4,624,225

Net investment income before taxes	8,434,688	9,176,647	7,379,037	6,831,531
Income and excise taxes	125,000	8,417	3,336	2,343

Net investment income after taxes	8,309,688	9,168,230	7,375,701	6,829,188

Net realized and unrealized gains	584,063	(6,414,937)	1,167,057	2,480,793
Provision for taxes on realized gain on investments	(67,321)	—	—	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	351,339	(25,563)	(30,650)	(449,065)

Net increase in net assets resulting from operations after tax	$9,177,769	$2,727,730	$8,512,108	$8,860,916

Net investment income per share (basic and diluted)	$0.41	$0.49	$0.47	$0.47

Net increase in net assets resulting from operations per share (basic and diluted)	$0.45	$0.15	$0.54	$0.61

Weighted average shares outstanding	20,320,131	18,810,099	15,703,473	14,464,405

Net asset value per share	$19.50	$19.48	$19.75	$19.63

	Quarter Ended December 31, 2018	Quarter Ended September 30, 2018	Quarter Ended June 30, 2018	Quarter Ended March 31, 2018
Investment income	$10,509,444	$8,723,747	$7,250,952	$6,810,981
Net expenses	4,426,445	3,848,527	3,503,981	3,666,888

Net investment income before taxes	6,082,999	4,875,220	3,746,971	3,144,093
Income and excise taxes	113,743	880	7,600	(779)

Net investment income after taxes	5,969,256	4,874,340	3,739,371	3,144,872

Net realized and unrealized gains	(7,670,751)	(81,928)	(1,438,596)	(334,211)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(105,053)	11,775	(25,907)	31,406

Net increase in net assets resulting from operations after tax	$(1,806,548)	$4,804,187	$2,274,868	$2,842,067

Net investment income per share (basic and diluted)	$0.47	$0.43	$0.38	$0.36

Net increase in net assets resulting from operations per share (basic and diluted)	$(0.14)	$0.42	$0.23	$0.32

Weighted average shares outstanding	12,724,993	11,394,307	9,902,467	8,805,686

Net asset value per share	$19.43	$19.97	$19.93	$20.08

	Quarter Ended December 31, 2017	Quarter Ended September 30, 2017	Quarter Ended June 30, 2017	Quarter Ended March 31, 2017
Investment income	$6,348,868	$6,186,137	$5,291,948	$4,464,724
Total expenses	3,467,413	3,330,110	3,017,321	2,543,794

Net investment income before taxes	2,881,455	2,856,027	2,274,627	1,920,930
Income and excise taxes	23,785	—	1,600	89

Net investment income after taxes	2,857,670	2,856,027	2,273,027	1,920,841

Net realized and unrealized gains	(2,823,346)	(124,870)	698,365	1,614,621
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	162,996	(380,145)	—	—

Net increase in net assets resulting from operations after tax	$197,320	$2,351,012	$2,971,392	$3,535,462

Net investment income per share (basic and diluted)	$0.35	$0.36	$0.31	$0.28

Net increase in net assets resulting from operations per share (basic and diluted)	$0.03	$0.30	$0.40	$0.52

Weighted average shares outstanding	8,195,337	7,848,043	7,446,092	6,741,198

Net asset value per share	$20.10	$20.40	$20.41	$20.30

Note 14. Alcentra Acquisition

On August 12, 2019, the Company entered into an Agreement and Plan of Merger (as amended on September 27, 2019, the “Merger Agreement”) to acquire Alcentra Capital Corporation (“Alcentra Capital”) in a cash and stock transaction (the “Alcentra Acquisition”). The boards of directors of both companies have each unanimously approved the Alcentra Acquisition.

In connection with the Alcentra Acquisition, which was completed on January 31, 2020, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition was converted into the right to receive from the Company, in accordance with the Merger Agreement, (a) approximately $1.50 per share in cash consideration less $0.80 per share spillover dividend declared by Alcentra Capital, and (b) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of the Company’s common stock (the “Exchange Ratio”) (and, if applicable, cash in lieu of fractional shares of the Company’s common stock). The Exchange Ratio was fixed on the date of the Merger Agreement, and was not subject to adjustment based on changes in the trading price of Alcentra Capital’s common stock before the closing of the Alcentra Acquisition. Based on the number of shares of Alcentra Capital common stock outstanding on the date of the merger, approximately 5,203,016 of the Company’s shares of common stock were exchanged for approximately 12,875,566 outstanding shares of Alcentra Capital common stock, subject to adjustment in certain limited circumstances.

Additionally, on August 12, 2019, the Company entered into an agreement with the Advisor in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, in connection with the consummation of the Alcentra Acquisition the Advisor (a) provided cash consideration of approximately $1.68 per share of Alcentra Capital common stock, payable to Alcentra Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing, (b) entered into an amendment to the Investment Advisory Agreement to (i) permanently reduce the management fee from 1.5% to 1.25%, (ii) increase the incentive fee hurdle from 6% to 7% annualized, (iii) waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the transaction so that only 0.75% shall be charged for such time period, and (iv) waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021 after the transaction and (c) fund up to $1,419,000 of expenses that the Company incurs in connection with completing the Alcentra Acquisition.

The merger of Alcentra Capital with and into Crescent Capital BDC is expected to be accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the total consideration paid in conjunction with the mergers (including transaction costs) allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the mergers.

As of December 31, 2019, the Company incurred $3,006,178 of transaction expenses, net of Advisor transaction support of $1,419,000, in connection with the proposed merger. Transaction expenses are included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.

The Alcentra Acquisition resulted in a Qualified IPO. On and after the closing of the Alcentra Acquisition on January 31, 2020, the Company will pay the income incentive fee in each calendar quarter as follows:

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

The Advisor has agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021 following the closing of the Alcentra Acquisition on January 31, 2020.

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. The Company does not currently have a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law. The income incentive fee shall be calculated for the first calendar quarter of 2020 at a weighted rate calculated based on the fee rates applicable before and after the closing of the Alcentra Acquisition based on the number of days in such calendar quarter before and after the closing of the Alcentra Acquisition.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals (i) 15% of the Company’s realized capital gains as of the end of the fiscal year prior to the closing of the Alcentra Acquisition, and (ii) 17.5% of the Company’s realized capital gains as of the end of the fiscal year after the closing of the Alcentra Acquisition. In determining the capital gains incentive fee payable to the Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since Inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since Inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since Inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 15% or 17.5%, as applicable, of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years as calculated in accordance with the below after the closing of the Alcentra Acquisition.

The capital gains incentive fee shall be calculated as of the day before the closing of the Alcentra Acquisition, with such capital gains incentive fee paid to the Advisor following the end of the 2020 fiscal year. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15.0% of the Company’s realized capital gains on a cumulative basis from Inception through the day before the closing of the Alcentra Acquisition, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid.

Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in private offering were terminated.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2019 and for the year ended December 31, 2019.

The Company issued common shares and received gross proceeds of approximately $44,297,020 subsequent to December 31, 2019.

On January 31, 2020, the Company completed the Alcentra Acquisition, pursuant to the terms and conditions of the Merger Agreement. To effect the acquisition, Acquisition Sub merged with and into Alcentra Capital, with Alcentra Capital surviving the merger as the Company’s wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, Alcentra Capital consummated the Second Merger, whereby it merged with and into the Company, with the Company surviving the merger. Pursuant to the Merger Agreement, Alcentra Capital stockholders received the right to the following merger consideration in exchange for each share of Alcentra Capital common stock outstanding immediately prior to January 31, 2020, in accordance with the Merger Agreement: (a) $3.1784 per share in cash consideration (less the $0.80 final dividend declared by Alcentra Capital) and (b) stock consideration at the fixed exchange ratio of 0.4041 shares of common stock, thereby resulting in the Company’s then-existing stockholders owning approximately 82% of the Company and Alcentra Capital’s then-existing stockholders owning approximately 18% of the Company. The aggregate cash consideration included (i) $19,342,963 in cash, or $1.50 per share, from the Company (less $10,300,453 or $0.80 per share in final dividends paid by Alcentra Capital on January 31, 2020) and (ii) $21,580,736 in cash, or $1.68 per share, in transaction support provided by the Advisor.

On August 12, 2019, the Company entered into an agreement with the Advisor (the “Transaction Support Agreement”) in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, among other things, the Company agreed to enter into an amendment to its Investment Advisory Agreement to (i) permanently reduce the management fee from 1.50% to 1.25%, (ii) waive a portion of the base management fee from February 1, 2020 through July 31, 2021 such that the base management fee shall be charged at an annual rate of 0.75% of its gross assets for such time period, (iii) increase the incentive fee hurdle from 6% to 7% annualized and (iv) waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. These amendments contemplated by the Transaction Support Agreement went into effect through the completion of the Alcentra Acquisition, which closed on January 31, 2020.

On February 1, 2020, the Company entered into the Amended and Restated Administration Agreement (as amended and restated, the “Administration Agreement”) by and between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator has agreed to provide a variety of services, including providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. The Company will reimburse the Administrator for its costs and expenses and its allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by its officers (including its Chief Compliance Officer and Chief Financial Officer) and any of the their respective staff who provide services to the Company, operations staff who provide services to the Company, and any other staff, to the extent they perform a role in the Company’s Sarbanes-Oxley internal control assessment. The Company’s allocable portion of overhead is determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the Company’s business and affairs, and is subject to oversight by the Board. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to the Company’s stockholders to constitute a return of capital. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

The Administration Agreement has been approved by the Company’s Board. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.

On February 3, 2020, the Company’s Common Stock began publicly trading on NASDAQ under the symbol “CCAP.”

In connection with the closing of the Alcentra Acquisition, the Company entered into a repurchase plan, pursuant to which it agreed to repurchase in open market transactions, subject to compliance with any of the Company’s liquidity, covenant, leverage and regulatory requirements and the approval and continuation of such program by the Board in light of its duties under applicable law, shares of the Company’s common stock in an aggregate amount of up to $20,000,000 at market prices at any time the shares of the Company’s common stock trade below ninety percent (90%) of its then-most recently disclosed net asset value per share. The $20,000,000 maximum repurchase amount will be reduced by any amounts provided for under Rule 10b5-1 plans entered into by certain of the Company’s affiliates with respect to its common stock for a similar time period at the same price. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020, subject to the trading price of the Company’s common stock on that date, and the repurchase plan will be in effect through January 31, 2021.

On March 3, 2020, the Company’s Board recommended that stockholders approve a proposal to reduce the Company’s required minimum asset coverage ratio applicable to business development companies under the Investment Company Act of 1940, as amended (the “1940 Act”) from 200% to 150%. The Company expects to hold its Annual Meeting in May 2020, at which time stockholders will vote, amongst other items, on this proposal. In addition, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements to be effective one year after such Board approval and as a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective March 3, 2021. However, if the stockholder proposal is passed at the Annual Meeting, the Company would be subject to the modified asset coverage requirements the day after the Annual Meeting.

On March 3, 2020, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about April 15, 2020 to stockholders of record as of March 31, 2020.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

(c) Attestation Report of the Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm pursuant to the rules of the SEC.

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2020 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (filed herewith).

4.2	Form of Base Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 3, 2020).

4.3	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 3, 2020).

4.4	Form of First Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 3, 2020).

4.5	Form of Global Note relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture) (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on February 3, 2020).

4.6	Form of Seventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on February 3, 2020)).

4.7	Form of Global Note relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K filed on February 3, 2020).

4.8	Form of Eighth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (incorporated by reference to Exhibit 4.77= to the Company’s Form 8-K filed on February 3, 2020)).

4.9	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture) (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed on February 3, 2020).

4.10	Form of Ninth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K filed on February 3, 2020)).

4.11	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture) (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K filed on February 3, 2020).

4.12	Form of Tenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K filed on February 3, 2020).

4.13	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture) (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K filed on February 3, 2020).

4.14	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.13 to the Company’s Form 8-K filed on February 3, 2020).

4.15	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture) (incorporated by reference to Exhibit 4.14 to the Company’s Form 8-K filed on February 3, 2020).

4.16	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.15 to the Company’s Form 8-K filed on February 3, 2020).

4.17	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture) (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K filed on February 3, 202)).

4.18	Form of Thirteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K filed on February 3, 2020).

4.19	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Thirteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.18 to the Company’s Form 8-K filed on February 3, 2020)).

4.20	Form of Fourteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.19 to the Company’s Form 8-K filed on February 3, 2020).

4.21	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fourteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.20 to the Company’s Form 8-K filed on February 3, 2020).

4.22	Form of Fifteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.21 to the Company’s Form 8-K filed on February 3, 2020).

4.23	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fifteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.22 to the Company’s Form 8-K filed on February 3, 2020).

4.24	Form of Sixteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.23 to the Company’s Form 8-K filed on February 3, 2020).

4.25	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Sixteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.24 to the Company’s Form 8-K filed on February 3, 2020).

4.26	Form of Seventeenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.25 to the Company’s Form 8-K filed on February 3, 2020).

4.27	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Seventeenth Supplemental Indenture) (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K filed on February 3, 2020).

4.28	Form of Eighteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Company’s Form 8-K filed on February 3, 2020).

4.29	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Eighteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.28 to the Company’s Form 8-K filed on February 3, 2020).

4.30	Form of Nineteenth Supplemental Indenture by and among Alcentra Capital Corporation, the Company and U.S. Bank National Association relating to the assumption of the Alcentra Capital InterNotes® (incorporated by reference to Exhibit 4.29 to the Company’s Form 8-K filed on February 3, 2020).

4.31	Description of Securities (Filed herewith)

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.9	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.10	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.11	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.12	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

10.13	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q, filed on May 10, 2019)

10.14	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

10.15	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.16	Second Amendment to Revolving Credit Agreement, dated June 13, 2019, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 13, 2019).

10.17	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

14.1	Code of Ethics (filed herewith).

21.1	Subsidiaries of Crescent Capital BDC Inc. (filed herewith).

24	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: March 4, 2020	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: March 4, 2020	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Gerhard Lombard, George P. Hawley, Joseph A. Hanlon and Jonathan R. Insull, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2020.

Signature	Title

/s/ Jason A. Breaux Jason A. Breaux	Chief Executive Officer

/s/ Gerhard Lombard Gerhard Lombard	Chief Financial Officer

/s/ George G. Strong, Jr. George G. Strong, Jr.	Director and Chairman of the Audit Committee

/s/ Steven F. Strandberg Steven F. Strandberg	Director

/s/ Michael S. Segal Michael S. Segal	Director

/s/ Kathleen Briscoe Kathleen Briscoe	Director