Form 10-Q
period 2020-03-31
Crescent Capital BDC, Inc.
filed 2020-05-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 12, 2020 was 28,167,360.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	potential fluctuation in quarterly operating results;

•	potential impact of economic recessions or downturns;

•	adverse developments in the credit markets;

•	regulations governing our operation as a business development company;

•	operation in a highly competitive market for investment opportunities;

•	changes in interest rates may affect our cost of capital and net investment income;

•	financing investments with borrowed money;

•	potential adverse effects of price declines and illiquidity in the corporate debt markets;

•	the impact of COVID-19 on our portfolio companies and the markets in which they operate, interest rates and the economy in general;

•	lack of liquidity in investments;

•	the outcome and impact of any litigation;

•	the timing, form and amount of any dividend distributions;

•	risks regarding distributions;

•	potential adverse effects of new or modified laws and regulations;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	potential resignation of the Advisor and or the Administrator;

•	uncertainty as to the value of certain portfolio investments;

•	defaults by portfolio companies;

•	our ability to successfully complete and integrate any acquisitions;

•	risks associated with original issue discount (“OID”) and payment-in-kind (“PIK”) interest income; and

•	the market price of our common stock may fluctuate significantly.

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands except share and per share data)

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $898,233 and $675,329, respectively)	$830,024	$671,582
Non-controlled affiliated (cost of $33,363 and $19,766, respectively)	30,593	20,507
Controlled (cost of $39,000 and $34,000, respectively)	22,599	34,442
Cash and cash equivalents	3,708	4,576
Restricted cash and cash equivalents	7,820	8,851
Receivable for investments sold	6,933	160
Interest receivable	3,748	2,832
Unrealized appreciation on foreign currency forward contracts	2,882	758
Deferred tax asset	803	421
Other assets	752	3,046

Total assets	$909,862	$747,175

Liabilities
Debt (net of deferred financing costs of $4,787 and $3,431, respectively)	$422,123	$322,010
Distributions payable	11,570	8,554
Interest and other debt financing costs payable	4,260	3,545
Accrued expenses and other liabilities	3,747	3,788
Management fees payable	1,494	1,343
Deferred tax liability	807	879
Directors’ fees payable	106	74
Unrealized depreciation on foreign currency forward contracts	—	65

Total liabilities	$444,107	$340,258

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 28,200,547 and 20,862,314 shares issued and outstanding, respectively)	28	21
Paid-in capital in excess of par value	559,239	414,293
Accumulated loss	(93,512)	(7,397)

Total Net Assets	$465,755	$406,917

Total Liabilities and Net Assets	$909,862	$747,175

Net asset value per share	$16.52	$19.50

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$16,603	$10,352
Paid-in-kind interest	549	165
Dividend income	892	423
Other income	440	244
From non-controlled affiliated investments:
Interest income	343	272
Paid-in-kind interest	4	—

Total investment income	18,831	11,456

Expenses:
Interest and other debt financing costs	4,349	2,809
Management fees	2,651	1,890
Incentive fees	1,932	1,024
Professional fees	342	192
Directors’ fees	129	73
Organization expenses	—	42
Other general and administrative expenses	726	521

Total expenses	10,129	6,551
Management fee waiver	(1,157)	(903)
Incentive fee waiver	(1,932)	(1,024)

Net expenses	7,040	4,624

Net investment income before taxes	11,791	6,832
Income and excise taxes	238	3

Net investment income	11,553	6,829

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	113	(261)
Foreign currency transactions	(237)	13
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(64,440)	2,460
Non-controlled affiliated investments	(3,511)	536
Controlled investments	(16,843)	(241)
Foreign currency forward contracts	2,190	(27)

Net realized and unrealized gains (losses) on investments	(82,728)	2,480

Realized loss on asset acquisition	(3,825)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	(86,553)	2,480
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	455	(449)

Net increase (decrease) in net assets resulting from operations	$(74,545)	$8,860

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$(2.84)	$0.61
Net investment income per share (basic and diluted):	$0.44	$0.47
Weighted average shares outstanding (basic and diluted):	26,212,991	14,464,405

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,553	11,553
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(124)	(124)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(82,604)	(82,604)
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	455	455
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 13)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(159,228)	—	(1,882)	—	(1,882)
Distributions to stockholders	—	—	—	(11,570)	(11,570)

Total increase (decrease) for the three months ended March 31, 2020	7,338,233	7	144,946	(86,115)	58,838

Balance at March 31, 2020	28,200,547	$28	$559,239	$(93,512)	$465,755

Distributions declared					$0.41

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at December 31, 2018	13,358,289	$13	$266,024	$(6,458)	$259,579
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,829	6,829
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(248)	(248)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	2,728	2,728
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(449)	(449)
Stockholder distributions:
Issuance of common stock	1,330,128	1	25,999	—	26,000
Issuance of common shares pursuant to dividend reinvestment plan	15,149	—	296	—	296
Equity offering costs	—	—	(59)	—	(59)
Distributions to stockholders	—	—	—	(6,028)	(6,028)

Total increase (decrease) for the three months ended March 31, 2019	1,345,277	1	26,236	2,832	29,069

Balance at March 31, 2019	14,703,566	$14	$292,260	$(3,626)	$288,648

Distributions declared					$0.41

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands except share and per share data)

(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(74,545)	$8,860

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(117,424)	(63,382)
Paid-in-kind interest income	(553)	(165)
Proceeds from sales of investments and principal repayments	73,751	39,935
Net realized (gain) loss on investments and foreign currency transactions	197	261
Realized loss from asset acquisition	3,825	—
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	(12,884)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	84,794	(2,755)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2,190)	27
Amortization of premium and accretion of discount, net	(1,804)	(772)
Amortization of deferred financing costs	332	177
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments and fund shares sold	(6,378)	(728)
(Increase) decrease in interest receivable	86	(640)
(Increase) decrease in deferred tax asset	(331)	—
(Increase) decrease in other assets	2,245	(106)
Increase (decrease) in payable for investments purchased	—	1,707
Increase (decrease) in management fees payable	151	24
Increase (decrease) in directors’ fees payable	32	72
Increase (decrease) in interest and credit facility fees and expenses payable	(119)	175
Increase (decrease) in deferred tax liability	(72)	449
Increase (decrease) in accrued expenses and other liabilities	(436)	3

Net cash provided by (used for) operating activities	(51,323)	(16,858)

Cash flows from financing activities:
Issuance of common stock	44,297	26,000
Repurchase of common stock	(1,882)	—
Financing costs paid related to revolving credit facilities	(1,688)	—
Distributions paid	(7,965)	(5,047)
Equity offering costs	—	(59)
Borrowings on debt	132,843	34,584
Repayments on debt	(99,350)	(37,000)
Repayments on InterNotes ®	(16,853)	—

Net cash provided by (used for) financing activities	49,402	18,478

Effect of exchange rate changes on cash denominated in foreign currency	22	5
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(1,899)	1,625
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	13,427	10,369

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$11,528	$11,994

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$4,063	$2,458
Issuance of common stock pursuant to dividend reinvestment plan	$589	$296
Accrued but unpaid equity offering costs	$—	$59
Accrued but unpaid distributions	$11,570	$6,028
Issuance of shares in connection with asset acquisition (see Note 13)(2)	$101,949	$—

(1)

As of March 31, 2020, the balance includes cash and cash equivalents of $3,314, cash denominated in foreign currency of $394 and restricted cash and cash equivalents of $7,820, respectively. As of December 31, 2019, the balance includes cash and cash equivalents of $3,867, cash denominated in foreign currency of $709, and restricted cash and cash equivalents of $8,851, respectively.

(2)

After the close of business on January 31, 2020, in connection with the Alcentra Acquisition (as defined in Note 1 and further discussed in Note 13), the Company acquired net assets of $114,431 which included $195,682 investment portfolio, $3,409 cash and cash equivalents and $1,398 other assets, net of $86,058 of assumed liabilities for the total cash and stock consideration of $118,256, inclusive of $7,250 of asset acquisition costs.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(1)	Senior Secured First Lien	L + 450	(2)	5.50%	01/2023	$4,708	$4,665	1.0%	$4,561
Auto-Vehicle Parts, LLC(1) (3) (4)	Senior Secured First Lien				01/2023	—	(5)	—	(19)
Continental Battery Company(1)	Senior Secured First Lien	L + 525	(2)	6.25%	12/2022	3,963	3,922	0.8	3,874
Continental Battery Company(1) (3) (4)	Senior Secured First Lien				12/2022	—	(8)	—	(19)
Continental Battery Company(1)	Senior Secured First Lien	L + 525	(2)	6.25%	12/2022	6,629	6,550	1.4	6,481
Continental Battery Company(1)	Senior Secured First Lien	L + 525	(2)	6.25%	12/2022	3,491	3,462	0.7	3,413
Empire Auto Parts, LLC(1)	Unitranche First Lien	L + 550	(5)	6.50%	09/2024	2,462	2,424	0.5	2,415
Empire Auto Parts, LLC(1) (3) (4)	Unitranche First Lien				09/2024	—	(6)	—	(8)
Empire Auto Parts, LLC(1)	Unitranche First Lien	L + 550	(5)	6.81%	09/2024	2,388	2,345	0.5	2,342
POC Investors, LLC(1)	Senior Secured First Lien	L + 550	(5)	6.95%	11/2021	13,626	13,519	2.9	13,394
POC Investors, LLC(1) (3) (4)	Senior Secured First Lien				11/2021	—	(6)	—	(17)

						37,267	36,862	7.8	36,417

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450	(2)	5.50%	08/2021	2,794	2,794	0.6	2,500
Alion Science and Technology Corporation(1) (6)	Unsecured Debt			11.00%	08/2022	6,543	6,448	1.4	6,543
Envocore Holding, LLC(1)	Senior Secured First Lien	L + 600	(5)	7.45%	06/2022	17,918	15,211	3.0	14,098
Potter Electric Signal Company(1) (3)	Senior Secured First Lien	L + 425	(5)	5.30%	12/2021	475	453	0.1	415
Potter Electric Signal Company(1) (3)	Senior Secured First Lien	P + 325	(7)	6.50%	12/2024	545	540	0.1	525
Potter Electric Signal Company(1)	Senior Secured First Lien	L + 425	(8)	6.54%	12/2025	2,499	2,478	0.5	2,405

						30,774	27,924	5.7	26,486

Commercial & Professional Services
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(9)	5.75%	05/2024	5,227	5,210	0.4	1,895
Battery Solutions, Inc.(1) (10)	Unsecured Debt	1200 + 200 PIK	(6)	14.00%	11/2021	1,244	1,218	0.3	1,203
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650	(5)	7.96%	09/2023	5,966	5,876	1.2	5,779
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650	(5)	7.96%	09/2023	750	740	0.2	727
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650	(5)	7.96%	09/2023	622	613	0.1	603
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650	(5)	7.74%	09/2023	300	294	0.1	291
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (4)	Unitranche First Lien				09/2023	—	(6)	—	(27)
CHA Holdings, Inc.(1)	Senior Secured First Lien	L + 450	(5)	5.57%	04/2025	4,842	4,824	1.0	4,479
CHA Holdings, Inc.(1)	Senior Secured First Lien	L + 450	(5)	5.57%	04/2025	1,021	1,017	0.2	944
DFS Intermediate Holdings, LLC(1)	Senior Secured First Lien	L + 525	(2)	6.25%	03/2022	8,770	8,694	1.8	8,617
DFS Intermediate Holdings, LLC(1) (3)	Senior Secured First Lien	L + 525	(2)	6.25%	03/2022	1,644	1,622	0.3	1,609
DFS Intermediate Holdings, LLC(1) (3)	Senior Secured First Lien	L + 525	(2)	6.77%	03/2022	3,464	3,427	0.7	3,397
Digital Room Holdings, Inc.	Senior Secured First Lien	L + 500	(9)	6.07%	05/2026	6,947	6,619	1.3	6,062

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GH Holding Company(1)	Senior Secured First Lien	L + 450	(2)	5.49%	02/2023	$1,470	$1,466	0.3%	$1,420
GI Revelation Acquisition, LLC	Senior Secured First Lien	L + 500	(2)	5.99%	04/2025	7,377	7,348	1.3	5,872
Hepaco, LLC(1) (3)	Senior Secured First Lien	L + 475	(2)	5.75%	08/2023	321	319	0.1	283
Hepaco, LLC(1)	Senior Secured First Lien	L + 475	(2)	5.75%	08/2024	5,138	5,101	1.1	4,926
Hepaco, LLC(1) (3)	Senior Secured First Lien	L + 475	(2)	5.75%	08/2024	4,188	4,156	0.9	4,010
Hsid Acquisition, LLC(1)	Senior Secured First Lien	L + 450	(11)	6.26%	01/2026	4,350	4,265	0.9	4,164
Hsid Acquisition, LLC(1)	Senior Secured First Lien	L + 450	(2)	5.50%	01/2026	750	735	0.2	718
Hsid Acquisition, LLC(1) (3) (4)	Senior Secured First Lien				01/2026	—	(56)	—	(124)
Impact Group, LLC(1)	Senior Secured First Lien	L + 650	(2)	8.44%	06/2023	7,097	5,499	1.2	5,372
Impact Group, LLC(1)	Senior Secured First Lien	L + 650	(2)	8.11%	06/2023	6,698	5,191	1.1	5,071
Institutional Shareholder Services, Inc.(1)	Senior Secured First Lien	L + 450	(5)	5.57%	03/2026	2,970	2,927	0.6	2,871
Institutional Shareholder Services, Inc.(1)	Senior Secured Second Lien	L + 850	(5)	9.57%	03/2027	2,000	1,921	0.4	1,920
ISS Compressors Industries, Inc.(1)	Senior Secured First Lien	L + 550	(11)	7.22%	02/2026	9,167	9,077	1.9	8,813
ISS Compressors Industries, Inc.(1) (3)	Senior Secured First Lien	L + 550	(11)	7.22%	02/2026	812	804	0.2	780
Jordan Healthcare, Inc.(1)	Senior Secured First Lien	L + 600	(5)	7.45%	07/2022	4,011	3,990	0.8	3,918
Jordan Healthcare, Inc.(1)	Senior Secured First Lien	L + 600	(5)	7.45%	07/2022	696	692	0.1	680
Jordan Healthcare, Inc.(1)	Senior Secured First Lien	L + 600	(5)	7.45%	07/2022	450	448	0.1	440
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien	L + 875	(5)	9.82%	03/2025	8,102	7,935	1.5	6,981
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien	L + 875	(5)	9.82%	03/2025	467	460	0.1	402
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK	(6)	13.50%	03/2026	739	731	0.1	631
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK	(6)	13.50%	03/2026	246	244	—	210
Miraclon Corporation(1) (12)	Unitranche First Lien	L + 600	(9)	7.96%	04/2026	4,161	4,050	0.8	3,870
Pinstripe Holdings, LLC(1)	Unitranche First Lien	L + 600	(2)	7.77%	01/2025	9,900	9,659	2.0	9,492
Pye-Barker Fire & Safety, LLC(1)	Unitranche First Lien	L + 575	(5)	7.20%	11/2025	10,100	9,835	2.0	9,234
Pye-Barker Fire & Safety, LLC(1) (3)	Unitranche First Lien	P + 475	(7)	8.00%	11/2025	1,500	1,451	0.3	1,179
Receivable Solutions, Inc.(1)	Senior Secured First Lien	L + 500	(2)	6.07%	10/2024	2,189	2,154	0.5	2,132
Receivable Solutions, Inc.(1) (3)	Senior Secured First Lien	L + 500	(11)	6.00%	10/2024	180	175	—	172
SavATree, LLC(1)	Senior Secured First Lien	L + 500	(5)	6.45%	06/2022	3,946	3,910	0.8	3,862
SavATree, LLC(1) (3)	Senior Secured First Lien	L + 500	(5)	6.45%	06/2022	425	421	0.1	414
SavATree, LLC(1) (3)	Senior Secured First Lien	P + 400	(7)	7.25%	06/2022	438	430	0.1	419
Spear Education(1)	Senior Secured First Lien	L + 525	(5)	6.90%	02/2025	6,875	6,807	1.4	6,690
Spear Education(1) (3) (4)	Senior Secured First Lien				02/2025	—	(31)	—	(84)
TecoStar Holdings, Inc.(1)	Senior Secured Second Lien	P + 750	(7)	10.75%	11/2024	5,000	4,913	0.9	4,356
UP Acquisition Corp.(1)	Unitranche First Lien	L + 625	(2)	7.25%	05/2024	4,367	4,293	0.9	4,254
UP Acquisition Corp.(1) (3)	Unitranche First Lien	L + 625	(5)	7.70%	05/2024	573	552	0.1	540
UP Acquisition Corp.(1)	Unitranche First Lien	L + 625	(2)	7.25%	05/2024	1,197	1,174	0.3	1,166
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 375	(2)	4.74%	09/2025	14,775	14,745	2.6	12,116

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien	L + 700 (including 100 PIK	)(2)	8.36%	01/2022	$4,932	$4,894	0.9%	$4,362
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien	L + 700 (including 100 PIK	)(2)	8.36%	01/2022	705	700	0.1	623

						179,109	173,533	34.3	159,734

Consumer Durables & Apparel
EiKo Global, LLC(1)	Senior Secured First Lien	L + 600	(5)	7.45%	06/2023	3,248	3,202	0.7	3,182
EiKo Global, LLC(1) (3)	Senior Secured First Lien	L + 600	(5)	7.45%	06/2023	675	665	0.1	660

						3,923	3,867	0.8	3,842

Consumer Services
BJH Holdings III Corp.(1)	Unitranche First Lien	L + 575	(2)	7.20%	08/2025	13,681	13,493	2.5	11,492
Cambium Learning Group, Inc.	Senior Secured First Lien	L + 450	(5)	5.95%	12/2025	1,970	1,960	0.4	1,625
Cambium Learning Group, Inc.(1)	Senior Secured Second Lien	L + 850	(2)	9.44%	12/2026	5,000	4,852	0.9	4,050
Colibri Group LLC(1)	Unitranche First Lien	L + 575	(5)	7.21%	05/2025	8,188	8,008	1.7	7,779
Colibri Group LLC(1)	Unitranche First Lien	L + 575	(2)	6.75%	05/2025	1,000	979	0.2	950
Colibri Group LLC(1)	Unitranche First Lien	L + 575	(5)	7.21%	05/2025	1,347	1,318	0.3	1,279
COP Home Services Holdings, Inc.(1)	Senior Secured First Lien	L + 450	(5)	6.21%	05/2025	697	684	0.1	674
COP Home Services Holdings, Inc.(1) (3)	Senior Secured First Lien	L + 450	(5)	5.50%	05/2025	232	224	—	217
COP Home Services Holdings, Inc.(1)	Senior Secured First Lien	L + 450	(11)	6.18%	05/2025	3,465	3,405	0.7	3,353
HGH Purchaser, Inc.(1) (3) (4)	Unitranche First Lien				11/2025	—	(39)	—	(135)
HGH Purchaser, Inc.(1)	Unitranche First Lien	L + 600	(2)	7.52%	11/2025	8,088	7,897	1.7	7,765
HGH Purchaser, Inc.(1) (3)	Unitranche First Lien	L + 600	(2)	7.00%	11/2025	709	686	0.1	669
JLL XDD, Inc.(1)	Senior Secured First Lien	L + 475	(9)	5.82%	12/2023	2,129	2,083	0.4	2,084
Learn-It Systems, LLC(1)	Senior Secured First Lien	L + 450	(5)	5.39%	03/2025	4,356	4,254	0.9	4,210
Learn-It Systems, LLC(1) (3)	Senior Secured First Lien	P + 350	(7)	6.75%	03/2025	492	478	0.1	472
Learn-It Systems, LLC(1) (3)	Senior Secured First Lien	L + 450	(5)	6.33%	03/2025	389	328	0.1	302
New Mountain Learning(1) (3)	Senior Secured First Lien	L + 800 (including 200 PIK	)(5)	9.45%	03/2024	301	300	—	225
New Mountain Learning(1)	Senior Secured First Lien	L + 800 (including 200 PIK	)(5)	9.45%	03/2024	1,793	1,768	0.3	1,494
New Mountain Learning(1) (3) (4)	Senior Secured First Lien	L + 800 (including 200 PIK	)(5)	9.45%	03/2024	75	67	—	(25)
New Mountain Learning(1)	Senior Secured First Lien	L + 800 (including 200 PIK	)(5)	9.45%	03/2024	363	359	0.1	303
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750	(2)	8.49%	05/2026	9,333	9,252	1.8	8,416
Southern Technical Institute, Inc.(1) (10) (13)	Senior Secured Second Lien				12/2021	3,529	—	—	—
Teaching Strategies LLC(1)	Unitranche First Lien	L + 600	(5)	7.45%	05/2024	9,211	9,041	1.9	8,926
Teaching Strategies LLC(1) (3)	Unitranche First Lien	L + 600	(5)	7.45%	05/2024	182	172	—	163
United Language Group, Inc.(1)	Senior Secured First Lien	L + 675	(2)	7.74%	12/2021	4,677	4,632	0.9	4,243
United Language Group, Inc.(1)	Senior Secured First Lien	L + 675	(2)	7.74%	12/2021	400	396	0.1	363
Vistage Worldwide, Inc.(1)	Senior Secured First Lien	L + 400	(2)	5.00%	02/2025	6,457	6,467	1.1	5,262
WeddingWire, Inc.(1)	Senior Secured Second Lien	L + 825	(5)	9.70%	12/2026	5,000	4,951	1.0	4,625

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group LLC(1)	Senior Secured Second Lien	L + 788	(9)	8.95%	04/2027	$2,500	$2,431	0.5%	$2,212

						95,564	90,446	17.8	82,993

Diversified Financials
CC SAG Acquisition Corp.(1)	Unitranche First Lien	L + 500	(5)	6.00%	09/2025	7,164	7,010	1.5	7,032
CC SAG Acquisition Corp.(1) (3)	Unitranche First Lien	L + 500	(2)	6.00%	09/2025	172	143	—	130
CC SAG Acquisition Corp.(1) (3) (4)	Unitranche First Lien				09/2025	—	(22)	—	(19)
GGC Aperio Holdings, L.P.(1)	Unitranche First Lien	L + 500	(5)	6.45%	10/2024	8,405	8,391	1.6	7,305
Goldentree Loan Management US CLO 2, Ltd.(1) (12)	CLO, Series 2017-2A, Class E	L + 470		6.52%	11/2030	2,000	1,894	0.3	1,207

						17,741	17,416	3.4	15,655

Energy
BJ Services, LLC(1)	Unitranche First Lien	L + 700	(5)	8.91%	01/2023	4,750	4,715	1.0	4,498
BJ Services, LLC(1) (14)	Unitranche First Lien - Last Out	L + 1033	(5)	12.24%	01/2023	8,075	8,014	1.6	7,693
Black Diamond Oilfield Rentals, LLC(1) (13)	Senior Secured First Lien				12/2020	10,386	10,088	1.0	4,471

						23,211	22,817	3.6	16,662

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien	L + 575	(5)	7.02%	06/2025	6,381	6,354	0.5	2,377
PetIQ, LLC(1) (12)	Senior Secured First Lien	L + 450	(2)	6.10%	07/2025	14,962	14,836	3.1	14,254

						21,343	21,190	3.6	16,631

Food, Beverage & Tobacco
Mann Lake Ltd.(1)	Senior Secured First Lien	L + 600	(5)	7.37%	10/2024	3,856	3,793	0.7	3,448
Mann Lake Ltd.(1) (3)	Senior Secured First Lien	L + 600	(5)	7.45%	10/2024	840	826	0.2	745
Manna Pro Products, LLC(1) (3)	Unitranche First Lien	L + 600	(2)	7.00%	12/2023	1,019	1,014	0.2	944
Manna Pro Products, LLC(1)	Unitranche First Lien	L + 600	(2)	6.99%	12/2023	2,449	2,422	0.5	2,389
Manna Pro Products, LLC(1)	Unitranche First Lien	L + 600	(2)	7.00%	12/2023	4,403	4,354	0.9	4,295

						12,567	12,409	2.5	11,821

Health Care Equipment & Services
Abode Healthcare, Inc.(1)	Senior Secured First Lien	L + 425	(5)	5.86%	08/2025	4,776	4,688	1.0	4,734
Abode Healthcare, Inc.(1) (3)	Senior Secured First Lien	L + 425	(5)	6.08%	08/2025	863	842	0.2	852
Aegis Sciences Corporation	Senior Secured First Lien	L + 550	(5)	7.23%	05/2025	7,385	6,990	1.3	6,180
Ameda, Inc.(1)	Senior Secured First Lien	L + 700	(2)	7.99%	09/2022	2,272	2,250	0.4	2,083
Ameda, Inc.(1) (3)	Senior Secured First Lien	L + 700	(2)	7.99%	09/2022	188	185	—	162
Avalign Technologies, Inc.(1)	Senior Secured First Lien	L + 450	(2)	5.57%	12/2025	16,966	16,820	3.1	14,421
BAART Programs, Inc.(1) (3)	Senior Secured Second Lien	L + 800	(9)	9.96%	03/2025	1,000	957	0.1	679
BAART Programs, Inc.(1)	Senior Secured Second Lien	L + 825	(9)	10.21%	03/2025	7,000	6,700	1.4	6,551
Centria Subsidiary Holdings, LLC(1)	Unitranche First Lien	P + 500	(7)	8.25%	12/2025	1,974	1,918	0.4	1,889
Centria Subsidiary Holdings, LLC(1)	Unitranche First Lien	L + 600	(5)	7.00%	12/2025	11,842	11,501	2.4	11,336
CRA MSO, LLC(1)	Senior Secured First Lien	L + 475	(2)	5.75%	12/2023	1,234	1,216	0.3	1,197
CRA MSO, LLC(1) (3) (4)	Senior Secured First Lien				12/2023	—	(6)	—	(30)
CRA MSO, LLC(1) (3)	Senior Secured First Lien	L + 475	(15)	5.75%	12/2023	60	57	—	54

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
ExamWorks Group, Inc.(1)	Senior Secured Second Lien	L + 725	(2)	8.19%	07/2024	$5,735	$5,626	1.1%	$5,186
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien	L + 525	(2)	6.25%	10/2022	1,658	1,642	0.4	1,635
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien	L + 525	(2)	6.25%	10/2022	450	446	0.1	444
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien	L + 525	(2)	6.25%	10/2022	1,393	1,371	0.3	1,374
HCAT Acquisition, Inc.(1)	Unitranche First Lien	L + 825 (including 525 PIK	)(5)	9.70%	11/2022	2,326	2,212	0.5	2,185
HCAT Acquisition, Inc.(1)	Unitranche First Lien	L + 825 (including 525 PIK	)(5)	9.70%	11/2022	3,805	3,617	0.8	3,574
HCAT Acquisition, Inc.(1)	Unitranche First Lien	L + 825 (including 525 PIK	)(5)	9.70%	11/2022	14,786	14,057	3.0	13,887
Lightspeed Buyer, Inc.(1) (3) (4)	Unitranche First Lien				02/2026	—	(18)	—	(83)
Lightspeed Buyer, Inc.(1)	Unitranche First Lien	L + 575	(2)	6.75%	02/2026	1,050	1,030	0.2	1,001
Lightspeed Buyer, Inc.(1)	Unitranche First Lien	L + 575	(2)	6.75%	02/2026	10,000	9,804	2.0	9,537
MDVIP, Inc.(1)	Senior Secured First Lien	L + 425	(2)	5.25%	11/2024	9,635	9,634	1.8	8,237
Medsurant Holdings, LLC(1)	Senior Secured Second Lien	1300	(6)	13.00%	06/2020	8,729	8,534	1.8	8,404
NMN Holdings III Corp.(1)	Senior Secured Second Lien	L + 775	(2)	8.36%	11/2026	7,222	7,032	1.4	6,348
NMN Holdings III Corp.(1) (3) (4)	Senior Secured Second Lien				11/2026	—	(21)	—	(202)
NMSC Holdings, Inc.(1)	Senior Secured Second Lien	L + 1000	(11)	11.62%	10/2023	4,308	4,207	0.6	3,008
Omni Ophthalmic Management Consultants, LLC(1)	Senior Secured First Lien	L + 550	(2)	6.50%	05/2023	850	841	0.2	821
Omni Ophthalmic Management Consultants, LLC(1) (3) (4)	Senior Secured First Lien				05/2023	—	(8)	—	(39)
Omni Ophthalmic Management Consultants, LLC(1)	Senior Secured First Lien	L + 550	(2)	6.50%	05/2023	6,930	6,856	1.4	6,692
Pinnacle Treatment Centers, Inc.(1)	Unitranche First Lien	L + 625	(2)	8.03%	12/2022	8,286	8,208	1.7	8,121
Pinnacle Treatment Centers, Inc.(1) (3) (4)	Unitranche First Lien				12/2022	—	(8)	—	(23)
Pinnacle Treatment Centers, Inc.(1)	Unitranche First Lien	P + 500	(7)	8.25%	12/2022	571	566	0.1	560
Professional Physical Therapy(1)	Senior Secured First Lien	L + 675 PIK (including 75 PIK	)(5)	8.33%	12/2022	8,903	8,599	1.4	6,630
PT Network, LLC(1) (3) (4)	Senior Secured First Lien				11/2023	—	(1)	—	(18)
PT Network, LLC(1)	Senior Secured First Lien	L + 750 PIK (including 200 PIK	)(5)	9.44%	11/2023	4,751	4,743	1.0	4,535
Safco Dental Supply, LLC(1)	Unitranche First Lien	L + 500	(5)	6.12%	06/2025	4,484	4,414	0.9	4,342
Safco Dental Supply, LLC(1) (3)	Unitranche First Lien	L + 500	(5)	6.21%	06/2025	300	291	0.1	281
Smile Brands, Inc.(1) (3)	Senior Secured First Lien	P + 350	(7)	6.75%	10/2023	265	263	0.1	255
Smile Brands, Inc.(1) (3)	Senior Secured First Lien	L + 450	(9)	6.28%	10/2024	606	600	0.1	579
Smile Brands, Inc.(1)	Senior Secured First Lien	L + 450	(9)	6.28%	10/2024	2,074	2,057	0.4	2,004
Smile Doctors LLC(1)	Senior Secured First Lien	L + 625	(5)	7.25%	10/2022	1,208	1,208	0.3	1,177
Smile Doctors LLC(1)	Senior Secured First Lien	L + 625	(2)	7.25%	10/2022	3,514	3,490	0.7	3,423
Smile Doctors LLC(1) (3)	Senior Secured First Lien	L + 625	(11)	7.26%	10/2022	1,842	1,840	0.3	1,504

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Unifeye Vision Partners(1)	Senior Secured First Lien	L + 475	(5)	5.75%	09/2025	$5,387	$5,287	1.1%	$5,221
Unifeye Vision Partners(1)	Senior Secured First Lien	P + 400	(7)	7.25%	09/2025	1,700	1,669	0.4	1,648
Unifeye Vision Partners(1) (3) (4)	Senior Secured First Lien				09/2025	—	(28)	—	(94)
Zest Acquisition Corp.	Senior Secured First Lien	L + 350	(2)	4.30%	03/2025	8,807	8,808	1.7	7,772

						187,135	182,986	36.5	170,034

Household & Personal Products
Tranzonic(1)	Senior Secured First Lien	L + 475	(2)	6.35%	03/2023	3,844	3,818	0.8	3,754
Tranzonic(1) (3)	Senior Secured First Lien	P + 375	(7)	7.00%	03/2023	205	202	—	193

						4,049	4,020	0.8	3,947

Insurance
Comet Acquisition, Inc.(1)	Senior Secured Second Lien	L + 750	(5)	9.11%	10/2026	4,632	4,622	0.8	3,706
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien	L + 575	(5)	7.39%	08/2025	12,977	12,678	2.7	12,440
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien	L + 575	(5)	6.97%	08/2025	1,410	1,364	0.3	1,351
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien	L + 575	(5)	7.65%	08/2025	5,106	4,980	1.1	4,895
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien	L + 575	(5)	7.49%	08/2025	3,088	3,009	0.6	2,960
Integro Parent, Inc.(1) (12)	Senior Secured First Lien	L + 575	(2)	6.75%	10/2022	476	472	0.1	469
Integro Parent, Inc.(1) (12)	Senior Secured Second Lien	L + 925	(2)	10.25%	10/2023	380	377	0.1	380
Integro Parent, Inc.(1) (12)	Senior Secured Second Lien	L + 925	(2)	10.25%	10/2023	2,915	2,883	0.6	2,915
The Hilb Group, LLC(1) (3)	Unitranche First Lien	L + 575	(5)	6.87%	12/2025	231	223	—	229
The Hilb Group, LLC(1)	Unitranche First Lien	L + 575	(5)	7.20%	12/2026	3,630	3,543	0.8	3,603
The Hilb Group, LLC(1) (3)	Unitranche First Lien	L + 575	(5)	7.51%	12/2026	179	164	—	171

						35,024	34,315	7.1	33,119

Materials
Kestrel Parent, LLC(1) (3) (4)	Unitranche First Lien				11/2023	—	(16)	—	(30)
Kestrel Parent, LLC(1)	Unitranche First Lien	L + 600	(2)	7.00%	11/2025	6,723	6,581	1.4	6,492
Maroon Group, LLC (1)	Unitranche First Lien	L + 600	(5)	7.38%	08/2022	2,705	2,688	0.6	2,627
Maroon Group, LLC (1) (3)	Unitranche First Lien	L + 600	(2)	7.00%	08/2022	349	347	0.1	339
Maroon Group, LLC (1)	Unitranche First Lien	L + 600	(5)	7.38%	08/2022	1,250	1,243	0.2	1,214

						11,027	10,843	2.3	10,642

Pharmaceuticals, Biotechnology & Life Sciences
Pharmalogic Holdings Corp.(1)	Senior Secured Second Lien	L + 800	(2)	8.99%	12/2023	5,460	5,421	1.1	5,270
Pharmalogic Holdings Corp.(1)	Senior Secured Second Lien	L + 800	(2)	8.99%	12/2023	5,880	5,837	1.2	5,676
Pharmalogic Holdings Corp.(1)	Senior Secured Second Lien	L + 800	(2)	8.99%	12/2023	4,760	4,726	1.0	4,595
Trinity Partners, LLC(1)	Senior Secured First Lien	L + 500	(2)	6.00%	02/2023	3,734	3,699	0.8	3,619
Trinity Partners, LLC(1) (3)	Senior Secured First Lien	P + 400	(7)	7.25%	02/2023	434	429	0.1	420

						20,268	20,112	4.2	19,580

Retailing
Palmetto Moon LLC,(1)	Senior Secured First Lien	1150 + 250 PIK	(6)	14.00%	10/2021	4,343	3,535	0.7	3,524
Slickdeals Holdings, LLC(1) (3) (4) (10)	Unitranche First Lien				06/2023	—	(13)	—	(41)
Slickdeals Holdings, LLC(1) (10)	Unitranche First Lien	L + 625	(5)	7.91%	06/2024	14,688	14,323	3.0	13,850
Strategic Partners, Inc.(1)	Senior Secured First Lien	L + 375	(2)	4.75%	06/2023	6,307	6,297	1.2	5,455

						25,338	24,142	4.9	22,788

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Software & Services
Affinitiv, Inc.(1)	Unitranche First Lien	L + 525	(5)	6.86%	08/2024	$6,484	$6,382	1.3%	$6,202
Affinitiv, Inc.(1) (3)	Unitranche First Lien	L + 525	(5)	6.25%	08/2024	113	100	—	76
Ansira Partners, Inc.(1) (13)	Unitranche First Lien				12/2022	6,849	6,814	0.9	4,089
Ansira Partners, Inc.(1) (3) (13)	Unitranche First Lien				12/2022	625	621	0.1	243
Avaap USA LLC(1)	Senior Secured First Lien	L + 525	(2)	6.24%	03/2023	3,798	3,743	0.8	3,731
Avaap USA LLC(1)	Senior Secured First Lien	L + 525	(2)	6.24%	03/2023	347	342	0.1	340
Avaap USA LLC(1)	Senior Secured First Lien	L + 525	(5)	6.70%	03/2023	650	641	0.1	639
Benesys, Inc.(1)	Senior Secured First Lien	L + 425	(2)	5.24%	10/2024	1,428	1,412	0.3	1,351
Benesys, Inc.(1) (3)	Senior Secured First Lien	L + 425	(2)	4.86%	10/2024	90	88	—	82
C-4 Analytics, LLC(1)	Senior Secured First Lien	L + 475	(2)	5.75%	08/2023	10,286	10,176	2.1	10,001
C-4 Analytics, LLC(1) (3) (4)	Senior Secured First Lien				08/2023	—	(6)	—	(17)
CAT Buyer, LLC(1)	Unitranche First Lien	L + 525	(2)	6.25%	04/2024	6,287	6,184	1.3	6,114
CAT Buyer, LLC(1) (3)	Unitranche First Lien	L + 525	(2)	6.25%	04/2024	344	333	0.1	329
Claritas, LLC(1)	Senior Secured First Lien	L + 650	(2)	7.95%	12/2023	1,114	1,105	0.2	1,082
Claritas, LLC(1) (3)	Senior Secured First Lien	L + 650	(2)	7.50%	12/2023	218	215	—	209
List Partners, Inc.(1)	Senior Secured First Lien	L + 500	(2)	5.99%	01/2023	4,530	4,476	0.9	4,431
List Partners, Inc.(1) (3) (4)	Senior Secured First Lien				01/2023	—	(5)	—	(10)
MRI Software LLC(1) (3)	Unitranche First Lien	L + 550	(9)	6.57%	02/2026	706	669	0.1	407
MRI Software LLC(1) (3)	Unitranche First Lien	L + 550	(5)	6.57%	02/2026	633	614	0.1	524
MRI Software LLC(1)	Unitranche First Lien	L + 550	(5)	6.57%	02/2026	15,253	15,029	3.0	13,940
Ontario Systems, LLC(1)	Unitranche First Lien	L + 550	(2)	6.50%	08/2025	3,234	3,204	0.7	3,098
Ontario Systems, LLC(1) (3) (4)	Unitranche First Lien				08/2025	—	(5)	—	(21)
Ontario Systems, LLC(1) (3) (4)	Unitranche First Lien				08/2025	—	(5)	—	(46)
Perforce Software, Inc.	Senior Secured First Lien	L + 375	(2)	4.74%	07/2026	12,438	12,381	2.3	10,779
Perforce Software, Inc.(1)	Senior Secured Second Lien	L + 800	(2)	8.99%	07/2027	5,000	4,975	1.0	4,750
Right Networks, LLC(1)	Unitranche First Lien	L + 600	(2)	7.02%	11/2024	9,719	9,515	2.0	9,426
Right Networks, LLC(1) (3) (4)	Unitranche First Lien				11/2024	—	(5)	—	(7)
Ruffalo Noel Levitz, LLC(1)	Unitranche First Lien	L + 600	(5)	7.45%	05/2022	2,524	2,499	0.5	2,464
Ruffalo Noel Levitz, LLC(1)	Unitranche First Lien	L + 600	(5)	7.23%	05/2022	300	297	0.1	293
SMS Systems Maintenance Services, Inc.(1) (13)	Senior Secured Second Lien				10/2024	7,746	5,619	0.6	2,604
SMS Systems Maintenance Services, Inc.(1) (13)	Senior Secured Second Lien				10/2024	5,919	4,287	0.4	1,989
SMS Systems Maintenance Services, Inc.(1) (13)	Senior Secured Second Lien				10/2024	2,859	2,679	0.5	2,116
Transportation Insight, LLC(1) (3)	Senior Secured First Lien	L + 450	(15)	6.10%	12/2024	745	739	0.2	718
Transportation Insight, LLC(1)	Senior Secured First Lien	L + 450	(5)	5.95%	12/2024	5,181	5,140	1.1	4,995
Transportation Insight, LLC(1)	Senior Secured First Lien	L + 450	(5)	5.95%	12/2024	1,287	1,277	0.3	1,241
Trident Technologies, LLC(1)	Senior Secured First Lien	L + 600	(5)	7.50%	12/2025	14,962	14,746	3.2	14,813
Winxnet Holdings LLC(1) (3)	Unitranche First Lien	L + 550	(2)	6.49%	06/2023	646	632	0.1	614
Winxnet Holdings LLC(1)	Unitranche First Lien	L + 550	(2)	6.50%	06/2023	1,965	1,938	0.4	1,905
Winxnet Holdings LLC(1) (3)	Unitranche First Lien	L + 550	(2)	6.50%	06/2023	240	235	—	228

						134,520	129,081	24.8	115,722

Technology Hardware & Equipment
Onvoy, LLC(1)	Senior Secured Second Lien	L + 1050	(2)	11.50%	02/2025	2,635	2,545	0.5	2,187

Transportation
Pilot Air Freight, LLC(1)	Senior Secured First Lien	L + 525	(2)	6.25%	07/2024	5,404	5,380	1.1	5,242

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Pilot Air Freight, LLC(1)	Senior Secured First Lien	L + 525	(5)	6.70%	07/2024	$1,205	$1,205	0.3%	$1,169
Pilot Air Freight, LLC(1) (3) (4)	Senior Secured First Lien				07/2024	—	(4)	—	(36)
Pilot Air Freight, LLC(1) (3)	Senior Secured First Lien	L + 525	(2)	6.25%	07/2024	98	98	—	95

						6,707	6,679	1.4	6,470

Total Debt Investments United States						$848,202	$821,187	162.0%	$754,730

Equity Investments
Automobiles & Components
APC Auto Tech Holdings, LLC(1) (10) (16)	Common Stock					2,427	1,090	—	—
APC Auto Technology Intermediate, LLC(1) (10) (16)	Preferred Stock					757	757	—	—

						3,184	1,847	—	—

Capital Goods
Alion Science and Technology Corporation(1) (16)	Common Stock					745,504	766	0.3	1,226
Envocore Holding, LLC(1) (16)	Preferred Stock					60,360	—	—	—
LRI Holding LLC(1) (16)	Preferred Stock					1,079,365	—	—	—
METAL Powder Products LLC(1) (16)	Common Stock					500,000	—	—	—

						2,385,229	766	0.3	1,226

Commercial & Professional Services
Allied Universal holdings, LLC(1) (16)	Common Stock, Class A					2,240,375	1,011	0.4	1,743
Battery Solutions, Inc.(1) (10) (16)	Preferred Stock, Class A					5,000,000	—	—	—
Battery Solutions, Inc.(1) (10) (16)	Preferred Stock, Class E	800 PIK		8.00%		4,963,844	3,669	0.6	2,919
Battery Solutions, Inc.(1) (10) (16)	Preferred Stock, Class F					3,333,333	—	—	—
IGT Holding LLC(1) (16)	Common Stock					44,000	—	—	—
MHS Acquisition Holdings, LLC(1) (16)	Common Stock					9	10	—	—
MHS Acquisition Holdings, LLC(1) (16)	Preferred Stock					923	923	0.1	576
MY Alarm Ce ,LLC(1) (16)	Preferred Stock					2,420	—	—	—
MY Alarm Ce ALARM, LLC(1) (16)	Common Stock					129,582	—	—	—
MY Alarm Ce SENIOR, LLC(1) (16)	Preferred Stock					2,999	—	—	—
PB Parent, LP(1) (16)	Common Stock					1,125,000	1,125	0.2	791
RSI Acquisition, LLC(1) (16)	Preferred Stock, Class A					137,000	137	—	137
TecoStar Holdings, Inc.(1) (16)	Common Stock					500,000	500	0.3	1,112

						17,479,485	7,375	1.6	7,278

Consumer Services
Green Wrench Acquisition, LLC(1) (16)	Common Stock					3,906	391	0.1	359
HGH Investment, LP(1) (16)	Common Stock, Class A					4,171	417	0.1	383
Legalshield(1) (16)	Common Stock					372	372	0.1	569
Southern Technical Institute, Inc.(1) (10) (16)	Preferred Stock, Class A					3,164,063	—	—	—
Southern Technical Institute, Inc.(1) (10) (16)	Preferred Stock, Class A1					6,000,000	—	—	—
Wrench Group Holdings, LLC(1) (16)	Common Stock, Class A					1,094	109	—	100

						9,173,606	1,289	0.3	1,411

Diversified Financials
CBDC Senior Loan Fund LLC(3) (12) (17) (18)	Partnership Interest					39,000,000	39,000	4.8	22,599

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GACP II LP(12) (18) (23)	Partnership Interest					20,532,236	$20,532	4.6%	$21,284

						59,532,236	59,532	9.4	43,883

Health Care Equipment & Services
ExamWorks Group, Inc.(1) (16)	Common Stock					7,500	750	0.3	1,415
MDVIP, Inc.(1) (16)	Common Stock					46,807	667	0.2	861
NMN Holdings LP(1) (16)	Common Stock					11,111	1,111	0.2	1,005
PT Network, LLC(1) (16)	Common Stock, Class C					1	—	—	—
Spartan Healthcare Holdings, LLC(1) (16)	Common Stock					11,843	1,184	0.3	1,211

						77,262	3,712	1.0	4,492

Insurance
Integrity Marketing Acquisition, LLC(1) (16)	Common Stock					619,562	648	0.1	679
Integrity Marketing Acquisition, LLC(1) (16)	Preferred Stock					1,247	1,216	0.3	1,352
Integro Parent, Inc.(1) (12) (16)	Common Stock					4,468	454	0.2	982

						625,277	2,318	0.6	3,013

Materials
Kestrel Upperco, LLC(1) (16)	Common Stock, Class A					41,791	209	—	194

Media
Conisus, LLC.(1) (10) (16)	Preferred Stock, Series B					12,677,834	8,728	1.7	7,904
Conisus, LLC.(1) (10) (16)	Common Stock					4,914,556	—	—	—
Vivid Seats Ltd.(1) (10) (16)	Common Stock					608,108	608	0.2	934
Vivid Seats Ltd.(1) (10) (16)	Preferred Stock					1,891,892	1,892	0.6	2,643

						20,092,390	11,228	2.5	11,481

Retailing
Palmetto Moon, LLC(1) (16)	Common Stock					61	—	—	—
Slickdeals Holdings, LLC(1) (10) (16)	Common Stock					109	1,091	0.3	1,181

						170	1,091	0.3	1,181

Software & Services
SMS Systems Maintenance Services, Inc.(1) (16)	Common Stock					1,142,789	1,144	—	—

Technology Hardware & Equipment
Onvoy, LLC(1) (16)	Common Stock, Class A					3,649	365	—	210
Onvoy, LLC(1) (16)	Common Stock, Class B					2,536	—	—	—

						6,185	365	—	210

Transportation
Xpress Global Systems, LLC(1) (10) (16)	Common Stock					12,544	—	—	—

Total Equity Investments United States						$110,572,148	$90,876	16.0%	$74,369

Total United States							$912,063	178.0%	$829,099

Canada
Debt Investments
Software & Services
Corel Corporation(12)	Senior Secured First Lien	L + 500	(5)	6.61%	07/2026	$12,422	11,849	2.4	11,024

Telecommunication Services
Sandvine Corporation(1) (12)	Senior Secured Second Lien	L + 800	(2)	9.00%	11/2026	4,500	4,345	0.8	3,825

Total Debt Investments Canada						$16,922	$16,194	3.2%	$14,849

Total Canada							$16,194	3.2%	$14,849

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(1) (12)	Senior Secured First Lien	E + 525	(19)	5.25%	04/2023	€1,994	$2,144	0.4%	$1,978

						1,994	2,144	0.4	1,978

Total Debt Investments France						€1,994	$2,144	0.4%	$1,978

Total France							$2,144	0.4%	$1,978

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(1) (12)	Unitranche First Lien	L + 625	(20)	6.98%	12/2025	£6,068	7,409	1.5	6,956
Crusoe Bidco Limited(1) (3) (4) (12)	Unitranche First Lien				12/2025	—	—	—	(37)
Crusoe Bidco Limited(1) (3) (4) (12)	Unitranche First Lien				12/2025	—	—	—	(40)

						6,068	7,409	1.5	6,879

Consumer Services
Auction Technology Group(1) (12)	Unitranche First Lien	L + 650	(9)	8.22%	02/2027	10,687	10,371	2.2	10,056
Auction Technology Group(1) (12)	Unitranche First Lien	L + 650	(21)	7.31%	02/2027	3,339	4,230	0.8	3,896
Auction Technology Group(1) (3) (4) (12)	Unitranche First Lien				08/2026	—	—	—	(27)

						14,026	14,601	3.0	13,925

Total Debt Investments United Kingdom						£20,094	$22,010	4.5%	$20,804

Total United Kingdom							$22,010	4.5%	$20,804

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(1) (3) (4) (12)	Unitranche First Lien				02/2026	€—	—	(0.1)	(188)
PharComp Parent B.V.(1) (12) (14)	Unitranche First Lien - Last Out	E + 650	(19)	6.50%	02/2026	6,910	7,632	1.5	6,886

						6,910	7,632	1.4	6,698

Total Debt Investments Netherlands						€6,910	$7,632	1.4%	$6,698

Total Netherlands							$7,632	1.4%	$6,698

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(1) (12)	Unitranche First Lien	E + 600	(22)	6.00%	04/2026	€9,507	10,460	2.1	9,701

Total Debt Investments Belgium						€9,507	$10,460	2.1%	$9,701

Equity Investments
Commercial & Professional Services
MIR Bidco SA(1) (12) (16)	Common Stock					921	1	—	—
MIR Bidco SA(1) (12) (16)	Preferred Stock					81,384	92	—	87

						82,305	93	—	87

Total Equity Investments Belgium						82,305	$93	—%	$87

Total Belgium							$10,553	2.1%	$9,788

Total Investments							$970,596	189.6%	$883,216

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $465,755 as of March 31, 2020.
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

(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.
(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2020 was 0.99%.
(3)	Position or portion thereof is an unfunded loan commitment. A nominal unused fee may be earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.
(4)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2020 was 1.45%.
(6)	Fixed rate investment.
(7)	The interest rate on these loans is subject to the U.S. Prime rate, which as of March 31, 2020 was 3.25%.
(8)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of March 31, 2020 was 1.00%.
(9)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of March 31, 2020 was 1.18%.
(10)

As defined in the 1940 Act, the portfolio company is deemed to be a “non-controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Agreements and Related Party Transactions”.

(11)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2020 was 1.26%.
(12)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.34% as of March 31, 2020.

(13)	The investment is on non-accrual status as of March 31, 2020.
(14)

These loans are unitranche first lien/last-out term loans. In addition to the interest earned based on the effective interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders whereby the loan has been allocated to “first-out” and “last-out” tranches, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any amounts due thereunder. The Company holds the “last-out” tranche.

(15)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 week LIBOR plus a base rate. The 1 week LIBOR as of March 31, 2020 was 0.50%.
(16)	Non-income producing security.
(17)

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

(18)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(19)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of March 31, 2020 was (0.36)%.
(20)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of March 31, 2020 was 0.60%.
(21)	The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of March 31, 2020 was 0.73%.
(22)	The interest rate on these loans is subject to the greater of a EURIBOR floor or 6 month EURIBOR plus a base rate. The 6 month EURIBOR as of March 31, 2020 was (0.29)%.
(23)	Investment is not redeemable.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands except share and per share data)

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/01/2023	$628
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	04/10/2024	1,081
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	02/20/2024	908
Wells Fargo Bank, N.A.	USD 4,317	GBP 3,239	02/13/2025	265

				$2,882

EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(1)	Senior Secured First Lien	L + 450	(2)	6.30%	01/2023	$4,720	$4,674	1.2%	$4,702
Auto-Vehicle Parts, LLC(1) (3) (4)	Senior Secured First Lien				01/2023	—	(5)	—	(2)
Continental Battery Company(1) (3)	Senior Secured First Lien	L + 525	(2)	7.05%	01/2020	1,689	1,683	0.4	1,689
Continental Battery Company(1)	Senior Secured First Lien	L + 525	(2)	7.05%	12/2022	3,973	3,928	1.0	3,973
Continental Battery Company(1) (3)	Senior Secured First Lien	L + 525	(2)	7.05%	12/2022	680	671	0.2	680
Continental Battery Company(1)	Senior Secured First Lien	L + 525	(2)	7.05%	12/2022	6,645	6,559	1.6	6,645
Empire Auto Parts, LLC(1)	Unitranche First Lien	L + 550	(5)	7.39%	09/2024	2,469	2,429	0.6	2,493
Empire Auto Parts, LLC(1) (3) (4)	Unitranche First Lien				09/2024	—	(6)	—	4
Empire Auto Parts, LLC(1)	Unitranche First Lien	L + 550	(5)	7.39%	09/2024	2,394	2,349	0.6	2,418
POC Investors, LLC(1)	Senior Secured First Lien	L + 550	(5)	7.44%	11/2021	9,448	9,371	2.3	9,448
POC Investors, LLC(1) (3) (4)	Senior Secured First Lien				11/2021	—	(7)	—	—

						32,018	31,646	7.9	32,050

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien	L + 450	(2)	6.30%	08/2021	2,968	2,968	0.7	2,977
Alion Science and Technology Corporation(1) (6)	Unsecured Debt			11.00%	08/2022	6,543	6,440	1.6	6,543
Midwest Industrial Rubber(1)	Senior Secured First Lien	L + 550	(2)	7.05%	12/2021	7,180	7,123	1.8	7,180
Midwest Industrial Rubber(1) (3) (4)	Senior Secured First Lien				12/2021	—	(4)	—	—
Potter Electric Signal Company(1) (3)	Senior Secured First Lien	L + 425	(5)	6.13%	12/2021	476	453	0.1	468
Potter Electric Signal Company(1) (3)	Senior Secured First Lien	P + 325	(7)	8.00%	12/2024	31	26	—	28
Potter Electric Signal Company(1)	Senior Secured First Lien	L + 425	(8)	6.54%	12/2025	2,506	2,483	0.6	2,493

						19,704	19,489	4.8	19,689

Commercial & Professional Services
ASP MCS Acquisition Corp.	Senior Secured First Lien	L + 475	(5)	6.64%	05/2024	5,241	5,223	0.6	2,495
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3)	Unitranche First Lien	L + 650	(5)	8.45%	09/2023	60	54	—	60
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650	(5)	8.45%	09/2023	750	739	0.2	750
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650	(5)	8.45%	09/2023	5,981	5,885	1.5	5,981
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien	L + 650	(5)	8.45%	09/2023	624	614	0.1	624
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (4)	Unitranche First Lien				09/2023	—	(6)	—	—
CHA Holdings, Inc.(1)	Senior Secured First Lien	L + 450	(5)	6.44%	04/2025	4,855	4,835	1.2	4,849
CHA Holdings, Inc.(1)	Senior Secured First Lien	L + 450	(5)	6.44%	04/2025	1,023	1,020	0.2	1,022
DFS Intermediate Holdings, LLC(1)	Senior Secured First Lien	L + 525	(2)	7.02%	03/2022	8,793	8,707	2.2	8,793
DFS Intermediate Holdings, LLC(1) (3)	Senior Secured First Lien	L + 525	(2)	7.02%	03/2022	1,644	1,620	0.4	1,644
DFS Intermediate Holdings, LLC(1) (3)	Senior Secured First Lien	L + 525	(2)	6.95%	03/2022	3,473	3,431	0.8	3,473

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
GH Holding Company(1)	Senior Secured First Lien	L + 450	(2)	6.30%	02/2023	$1,474	$1,469	0.3%	$1,463
GI Revelation Acquisition LLC	Senior Secured First Lien	L + 500	(2)	6.80%	04/2025	7,396	7,366	1.7	6,999
Hepaco, LLC(1) (3)	Senior Secured First Lien	L + 475	(2)	6.54%	08/2023	660	658	0.2	660
Hepaco, LLC(1)	Senior Secured First Lien	L + 475	(2)	6.55%	08/2024	5,151	5,112	1.3	5,151
Hepaco, LLC(1) (3)	Senior Secured First Lien	L + 475	(2)	6.55%	08/2024	3,978	3,945	1.0	3,978
Jordan Healthcare, Inc.(1)	Senior Secured First Lien	L + 600	(5)	7.94%	07/2022	4,021	3,998	1.0	4,036
Jordan Healthcare, Inc.(1)	Senior Secured First Lien	L + 600	(5)	7.94%	07/2022	698	694	0.2	701
Jordan Healthcare, Inc.(1) (3)	Senior Secured First Lien	L + 600	(5)	7.94%	07/2022	294	292	0.1	296
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien	L + 875	(5)	10.69%	03/2025	8,102	7,929	1.9	7,818
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien	L + 875	(5)	10.69%	03/2025	467	460	0.1	450
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	L + 1350 PIK	(5)	13.50%	03/2026	714	706	0.2	653
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	L + 1350 PIK	(5)	13.50%	03/2026	238	236	0.1	218
Miraclon Corporation(1) (9)	Unitranche First Lien	L + 600	(10)	7.96%	04/2026	4,161	4,046	1.0	4,161
Pye-Barker Fire & Safety, LLC(1)	Unitranche First Lien	L + 575	(5)	7.67%	11/2025	10,125	9,850	2.5	10,125
Pye-Barker Fire & Safety, LLC(1) (3) (4)	Unitranche First Lien				11/2025	—	(51)	—	—
Receivable Solutions, Inc.(1)	Senior Secured First Lien	L + 500	(5)	6.94%	10/2024	2,194	2,158	0.5	2,194
Receivable Solutions, Inc.(1) (3)	Senior Secured First Lien	L + 500	(2)	6.80%	10/2024	30	25	—	30
SavATree, LLC(1)	Senior Secured First Lien	L + 500	(5)	6.94%	06/2022	3,956	3,916	1.0	3,956
SavATree, LLC(1) (3) (4)	Senior Secured First Lien				06/2022	—	(5)	—	—
SavATree, LLC(1) (3)	Senior Secured First Lien	L + 500	(5)	6.89%	06/2022	154	147	—	154
TecoStar Holdings, Inc.(1)	Senior Secured Second Lien	L + 850	(5)	10.24%	11/2024	5,000	4,909	1.2	5,000
UP Acquisition Corp(1)	Unitranche First Lien	L + 575	(2)	7.55%	05/2024	4,378	4,299	1.1	4,378
UP Acquisition Corp(1) (3)	Unitranche First Lien	L + 575	(5)	7.55%	05/2024	73	51	—	73
UP Acquisition Corp(1) (3)	Unitranche First Lien	L + 575	(2)	7.55%	05/2024	276	271	0.1	276
Valet Waste Holdings, Inc.	Senior Secured First Lien	L + 375	(2)	5.54%	09/2025	14,812	14,781	3.6	14,683
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien	L + 700 (including 100 PIK)	(2)	8.69%	01/2022	4,933	4,889	1.1	4,587
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien	L + 700 (including 100 PIK)	(2)	8.69%	01/2022	703	697	0.2	654

						116,432	114,970	27.6	112,385

Consumer Durables & Apparel
EiKo Global, LLC(1)	Senior Secured First Lien	L + 600	(5)	7.94%	06/2023	3,256	3,207	0.8	3,256
EiKo Global, LLC(1) (3) (4)	Senior Secured First Lien				06/2023	—	(11)	—	—

						3,256	3,196	0.8	3,256

Consumer Services
Colibri Group LLC(1)	Unitranche First Lien	L + 575	(5)	7.70%	05/2025	8,209	8,021	2.0	8,200
Colibri Group LLC(1)	Unitranche First Lien	L + 575	(5)	7.68%	05/2025	1,350	1,320	0.3	1,348
Colibri Group LLC(1) (3)	Unitranche First Lien	L + 575	(2)	7.55%	05/2025	267	244	0.1	266
COP Home Services Holdings, Inc.(1) (3) (4)	Senior Secured First Lien				05/2025	—	(8)	—	(2)
COP Home Services Holdings, Inc.(1)	Senior Secured First Lien	L + 450	(5)	6.40%	05/2025	3,474	3,411	0.8	3,457

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
COP Home Services Holdings, Inc.(1) (3) (4)	Senior Secured First Lien				05/2025	$—	$(9)	—%	$(4)
HGH Purchaser, Inc.(1)	Unitranche First Lien	L + 600	(2)	7.69%	11/2025	8,108	7,910	2.0	8,108
HGH Purchaser, Inc.(1) (3) (4)	Unitranche First Lien				11/2025	—	(41)	—	—
HGH Purchaser, Inc.(1) (3)	Unitranche First Lien	P + 500	(7)	9.75%	11/2025	186	161	—	186
JLL XDD, Inc.(1)	Senior Secured First Lien	L + 475	(5)	6.69%	12/2023	2,134	2,086	0.5	2,134
Learn-It Systems, LLC(1)	Senior Secured First Lien	L + 450	(5)	6.40%	03/2025	4,367	4,265	1.1	4,367
Learn-It Systems, LLC(1) (3)	Senior Secured First Lien	P + 350	(7)	8.25%	03/2025	492	478	0.1	492
Learn-It Systems, LLC(1) (3)	Senior Secured First Lien	L + 450	(5)	6.50%	03/2025	311	251	0.1	311
New Mountain Learning(1)	Senior Secured First Lien	L + 600	(5)	7.94%	03/2024	1,825	1,798	0.4	1,579
New Mountain Learning(1) (3)	Senior Secured First Lien	L + 600	(5)	7.94%	03/2024	475	467	0.1	394
New Mountain Learning(1)	Senior Secured First Lien	L + 600	(5)	7.94%	03/2024	370	365	0.1	320
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien	L + 750	(2)	9.30%	05/2026	9,333	9,249	2.3	9,318
Teaching Strategies LLC(1)	Unitranche First Lien	L + 600	(5)	7.94%	05/2024	9,234	9,055	2.3	9,327
Teaching Strategies LLC(1) (3)	Unitranche First Lien	L + 600	(5)	7.94%	05/2024	183	171	—	189
United Language Group, Inc.(1)	Senior Secured First Lien	L + 600	(2)	7.88%	12/2021	4,689	4,638	1.1	4,344
United Language Group, Inc.(1)	Senior Secured First Lien	L + 600	(2)	7.88%	12/2021	400	395	0.1	370
Vistage Worldwide, Inc.	Senior Secured First Lien	L + 400	(2)	5.80%	02/2025	6,473	6,483	1.6	6,441
Wrench Group LLC(1)	Senior Secured First Lien	L + 425	(5)	6.19%	04/2026	3,089	3,060	0.8	3,097
Wrench Group LLC(1) (3)	Senior Secured First Lien				04/2026	—	—	—	2
Wrench Group LLC(1)	Senior Secured Second Lien	L + 788	(10)	9.82%	04/2027	2,500	2,429	0.6	2,500

						67,469	66,199	16.4	66,744

Diversified Financials
CC SAG Acquisition Corp.(1)	Unitranche First Lien	L + 500	(5)	6.89%	09/2025	7,182	7,021	1.8	7,132
CC SAG Acquisition Corp.(1) (3)	Unitranche First Lien	L + 500	(2)	6.76%	09/2025	172	142	—	157
CC SAG Acquisition Corp.(1) (3) (4)	Unitranche First Lien				09/2025	—	(23)	—	(7)

						7,354	7,140	1.8	7,282

Energy
BJ Services, LLC(1) (11)	Unitranche First Lien - Last Out	L + 1033	(5)	12.43%	01/2023	8,287	8,220	2.0	8,287
BJ Services, LLC(1)	Unitranche First Lien	L + 700	(5)	9.10%	01/2023	4,875	4,836	1.2	4,875

						13,162	13,056	3.2	13,162

Food & Staples Retailing
BJH Holdings III Corp.(1)	Unitranche First Lien	L + 575	(2)	7.55%	08/2025	13,715	13,520	3.4	13,647
Isagenix International, LLC	Senior Secured First Lien	L + 575	(5)	7.70%	06/2025	6,471	6,442	1.1	4,652
PetIQ, LLC(1) (9)	Senior Secured First Lien	L + 450	(2)	6.30%	07/2025	15,000	14,868	3.7	15,000

						35,186	34,830	8.2	33,299

Food, Beverage & Tobacco
Mann Lake Ltd.(1)	Senior Secured First Lien	L + 500	(5)	6.91%	10/2024	3,865	3,800	1.0	3,826
Mann Lake Ltd.(1) (3)	Senior Secured First Lien	L + 500	(5)	6.91%	10/2024	444	430	0.1	435

						4,309	4,230	1.1	4,261

Health Care Equipment & Services
Abode Healthcare, Inc.(1)	Senior Secured First Lien	L + 425	(5)	6.16%	08/2025	4,788	4,697	1.2	4,716

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Abode Healthcare, Inc.(1) (3)	Senior Secured First Lien	L + 425	(5)	6.16%	08/2025	$288	$266	0.1%	$270
Ameda, Inc.(1)	Senior Secured First Lien	L + 700	(2)	8.77%	09/2022	2,279	2,254	0.6	2,244
Ameda, Inc.(1) (3)	Senior Secured First Lien	L + 700	(2)	8.77%	09/2022	188	184	—	183
Avalign Technologies, Inc.(1)	Senior Secured First Lien	L + 450	(2)	6.30%	12/2025	17,009	16,858	4.2	16,881
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien	L + 475	(2)	6.55%	01/2023	891	881	0.2	900
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien	L + 475	(2)	6.55%	01/2023	14,546	14,387	3.6	14,692
Centauri Health Solutions, Inc.(1) (3) (4)	Senior Secured First Lien				01/2023	—	(9)	—	16
Centria Subsidiary Holdings, LLC(1) (3) (4)	Unitranche First Lien				12/2025	—	(59)	—	—
Centria Subsidiary Holdings, LLC(1)	Unitranche First Lien	L + 600	(5)	7.89%	12/2025	11,842	11,490	2.9	11,842
Clarkson Eyecare, LLC(1)	Unitranche First Lien	L + 625	(2)	8.05%	04/2021	9,013	8,869	2.2	8,877
Clarkson Eyecare, LLC(1)	Unitranche First Lien	L + 625	(2)	8.05%	04/2021	5,950	5,853	1.4	5,861
CRA MSO, LLC(1)	Senior Secured First Lien	L + 475	(2)	6.55%	12/2023	1,237	1,218	0.3	1,237
CRA MSO, LLC(1) (3) (4)	Senior Secured First Lien				12/2023	—	(6)	—	—
CRA MSO, LLC(1) (3) (4)	Senior Secured First Lien				12/2023	—	(3)	—	—
ExamWorks Group, Inc.(1)	Senior Secured Second Lien	L + 725	(2)	9.05%	07/2024	5,735	5,621	1.4	5,745
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien	L + 525	(2)	7.05%	10/2022	1,662	1,644	0.4	1,662
GrapeTree Medical Staffing, LLC(1) (3) (4)	Senior Secured First Lien				10/2022	—	(4)	—	—
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien	L + 525	(2)	7.05%	10/2022	1,396	1,373	0.3	1,396
MDVIP, Inc.	Senior Secured First Lien	L + 425	(2)	6.05%	11/2024	9,659	9,659	2.4	9,611
NMN Holdings III Corp.(1)	Senior Secured Second Lien	L + 775	(2)	9.49%	11/2026	7,222	7,027	1.8	7,182
NMN Holdings III Corp.(1) (3) (4)	Senior Secured Second Lien				11/2026	—	(21)	—	(9)
NMSC Holdings, Inc.(1)	Senior Secured Second Lien	L + 1000	(2)	11.80%	10/2023	4,307	4,202	1.1	4,286
Omni Ophthalmic Management Consultants, LLC(1) (3) (4)	Senior Secured First Lien				05/2023	—	(10)	—	(3)
Omni Ophthalmic Management Consultants, LLC(1) (3) (4)	Senior Secured First Lien				05/2023	—	(9)	—	(4)
Omni Ophthalmic Management Consultants, LLC(1)	Senior Secured First Lien	L + 525	(2)	7.05%	05/2023	6,947	6,868	1.7	6,924
Professional Physical Therapy(1)	Senior Secured First Lien	L + 675 PIK (including 75 PIK)	(5)	8.44%	12/2022	8,906	8,574	1.8	7,488
PT Network, LLC(1) (3) (4)	Senior Secured First Lien				11/2023	—	(1)	—	(8)
PT Network, LLC(1)	Senior Secured First Lien	L + 750 PIK (including 200 PIK)	(10)	9.44%	11/2023	4,727	4,718	1.1	4,627
Safco Dental Supply, LLC(1)	Unitranche First Lien	L + 550	(5)	7.25%	06/2025	4,549	4,475	1.1	4,549
Safco Dental Supply, LLC(1) (3) (4)	Unitranche First Lien				06/2025	—	(10)	—	—
Smile Brands, Inc.(1) (3)	Senior Secured First Lien	P + 350	(7)	8.25%	10/2023	40	38	—	38
Smile Brands, Inc.(1) (3)	Senior Secured First Lien	L + 450	(5)	6.43%	10/2024	378	372	0.1	374
Smile Brands, Inc.(1)	Senior Secured First Lien	L + 450	(10)	6.70%	10/2024	2,079	2,062	0.5	2,069

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Smile Doctors LLC(1) (3)	Senior Secured First Lien	L + 600	(5)	7.94%	10/2022	$139	$138	—%	$139
Smile Doctors LLC(1)	Senior Secured First Lien	L + 600	(5)	7.94%	10/2022	3,173	3,146	0.8	3,173
Smile Doctors LLC(1) (3)	Senior Secured First Lien	L + 600	(5)	7.94%	10/2022	1,685	1,683	0.4	1,685
Unifeye Vision Partners(1)	Senior Secured First Lien	L + 500	(5)	6.89%	09/2025	5,400	5,296	1.3	5,400
Unifeye Vision Partners(1) (3)	Senior Secured First Lien	L + 500	(5)	6.89%	09/2025	227	194	0.1	227
Unifeye Vision Partners(1) (3) (4)	Senior Secured First Lien				09/2025	—	(29)	—	—
Zest Acquisition Corp.	Senior Secured First Lien	L + 350	(2)	5.25%	03/2025	8,830	8,831	2.1	8,432

						145,092	142,717	35.1	142,702

Household & Personal Products
Tranzonic(1)	Senior Secured First Lien	L + 475	(2)	6.55%	03/2023	3,854	3,826	0.9	3,854
Tranzonic(1) (3) (4)	Senior Secured First Lien				03/2023	—	(3)	—	—

						3,854	3,823	0.9	3,854

Insurance
Comet Acquisition, Inc.(1)	Senior Secured Second Lien	L + 750	(5)	9.41%	10/2026	4,632	4,622	1.1	4,411
Integrity Marketing Acquisition, LLC(1) (3)	Unitranche First Lien	L + 575	(5)	7.81%	02/2020	3,543	3,433	0.8	3,517
Integrity Marketing Acquisition, LLC(1) (3) (4)	Unitranche First Lien				07/2021	—	(37)	—	(15)
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien	L + 575	(5)	7.67%	08/2025	13,009	12,699	3.2	12,944
Integrity Marketing Acquisition, LLC(1) (3) (4)	Unitranche First Lien				08/2025	—	(48)	—	(7)
Integro Parent, Inc.(1) (9)	Senior Secured First Lien	L + 575	(2)	7.55%	10/2022	477	473	0.1	470
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien	L + 925	(2)	11.05%	10/2023	2,916	2,882	0.7	2,916
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien	L + 925	(2)	10.99%	10/2023	380	377	0.1	380
The Hilb Group, LLC(1) (3) (4)	Unitranche First Lien				12/2025	—	(8)	—	(2)
The Hilb Group, LLC(1)	Unitranche First Lien	L + 575	(2)	7.69%	12/2026	3,640	3,549	0.9	3,612
The Hilb Group, LLC(1) (3) (4)	Unitranche First Lien				12/2026	—	(13)	—	(8)

						28,597	27,929	6.9	28,218

Materials
Kestrel Parent, LLC(1) (3) (4)	Unitranche First Lien				11/2023	—	(17)	—	13
Kestrel Parent, LLC(1)	Unitranche First Lien	L + 600	(2)	7.78%	11/2025	6,740	6,593	1.7	6,841
Maroon Group, LLC (1)	Unitranche First Lien	L + 675	(5)	8.72%	08/2022	2,712	2,693	0.7	2,712
Maroon Group, LLC (1) (3)	Unitranche First Lien	L + 675	(2)	8.56%	08/2022	98	96	—	98
Maroon Group, LLC (1)	Unitranche First Lien	L + 675	(5)	8.72%	08/2022	1,250	1,242	0.3	1,250

						10,800	10,607	2.7	10,914

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(1)	Senior Secured First Lien	L + 500	(2)	6.80%	02/2023	3,744	3,706	0.9	3,744
Trinity Partners, LLC(1) (3) (4)	Senior Secured First Lien				02/2023	—	(6)	—	—

						3,744	3,700	0.9	3,744

Retailing
Slickdeals Holdings, LLC(1) (3) (4) (19)	Unitranche First Lien				06/2023	—	(14)	—	—
Slickdeals Holdings, LLC(1) (19)	Unitranche First Lien	L + 625	(2)	7.99%	06/2024	14,726	14,342	3.6	14,726
Strategic Partners, Inc.(1)	Senior Secured First Lien	L + 375	(2)	5.55%	06/2023	6,322	6,313	1.6	6,338

						21,048	20,641	5.2	21,064

Software & Services
Affinitiv, Inc.(1)	Unitranche First Lien	L + 525	(5)	7.17%	08/2024	6,500	6,393	1.6	6,500
Affinitiv, Inc.(1) (3) (4)	Unitranche First Lien				08/2024	—	(14)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Ansira Partners, Inc.(1)	Unitranche First Lien	L + 575	(2)	7.55%	12/2022	$6,867	$6,829	1.6%	$6,477
Ansira Partners, Inc.(1) (3)	Unitranche First Lien	L + 575	(2)	7.49%	12/2022	626	622	0.1	572
Avaap USA LLC(1)	Senior Secured First Lien	L + 525	(2)	7.05%	03/2023	3,808	3,748	1.0	3,846
Avaap USA LLC(1)	Senior Secured First Lien	L + 525	(2)	7.02%	03/2023	347	342	0.1	351
Avaap USA LLC(1) (3) (4)	Senior Secured First Lien				03/2023	—	(10)	—	7
Benesys, Inc.(1)	Senior Secured First Lien	L + 425	(2)	6.05%	10/2024	1,432	1,414	0.4	1,411
Benesys, Inc.(1) (3)	Senior Secured First Lien	L + 425	(2)	6.05%	10/2024	48	46	—	46
C-4 Analytics, LLC(1)	Senior Secured First Lien	L + 475	(2)	6.55%	08/2023	10,313	10,195	2.5	10,313
C-4 Analytics, LLC(1) (3) (4)	Senior Secured First Lien				08/2023	—	(6)	—	—
CAT Buyer, LLC(1)	Unitranche First Lien	L + 550	(2)	7.30%	04/2024	6,302	6,194	1.5	6,272
CAT Buyer, LLC(1) (3)	Unitranche First Lien	L + 550	(2)	7.30%	04/2024	151	140	—	149
Claritas, LLC(1)	Senior Secured First Lien	L + 600	(5)	7.94%	12/2023	1,121	1,112	0.3	1,121
Claritas, LLC(1) (3)	Senior Secured First Lien	L + 600	(2)	7.80%	12/2023	120	118	—	120
List Partners, Inc.(1)	Senior Secured First Lien	L + 500	(2)	6.77%	01/2023	4,623	4,563	1.1	4,649
List Partners, Inc.(1) (3) (4)	Senior Secured First Lien				01/2023	—	(5)	—	3
Ontario Systems, LLC(1)	Unitranche First Lien	L + 550	(2)	7.30%	08/2025	3,242	3,211	0.8	3,242
Ontario Systems, LLC(1) (3) (4)	Unitranche First Lien				08/2025	—	(5)	—	—
Ontario Systems, LLC(1) (3) (4)	Unitranche First Lien				08/2025	—	(5)	—	—
Perforce Software, Inc.	Senior Secured First Lien	L + 450	(2)	6.30%	07/2026	12,469	12,410	3.1	12,492
Right Networks, LLC(1)	Unitranche First Lien	L + 600	(2)	7.70%	11/2024	9,743	9,530	2.4	9,743
Right Networks, LLC(1) (3) (4)	Unitranche First Lien				11/2024	—	(5)	—	—
Ruffalo Noel Levitz, LLC(1)	Unitranche First Lien	L + 600	(5)	7.94%	05/2022	2,531	2,503	0.6	2,518
Ruffalo Noel Levitz, LLC(1) (3) (4)	Unitranche First Lien				05/2022	—	(3)	—	(2)
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien				10/2024	6,156	5,619	0.6	2,471
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien				10/2024	4,704	4,287	0.5	1,888
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien				10/2024	2,859	2,670	0.5	2,193
Transportation Insight, LLC(1) (3) (4)	Senior Secured First Lien				12/2024	—	(6)	—	(4)
Transportation Insight, LLC(1)	Senior Secured First Lien	L + 450	(2)	6.30%	12/2024	5,194	5,151	1.3	5,168
Transportation Insight, LLC(1) (3)	Senior Secured First Lien	L + 450	(5)	6.20%	12/2024	713	702	0.2	706
Trident Technologies, LLC(1)	Senior Secured First Lien	L + 600	(2)	7.62%	12/2025	15,000	14,775	3.6	14,775
Winxnet Holdings LLC(1) (3)	Unitranche First Lien	L + 600	(2)	7.76%	06/2023	647	632	0.2	634
Winxnet Holdings LLC(1)	Unitranche First Lien	L + 600	(2)	7.76%	06/2023	1,970	1,941	0.5	1,945
Winxnet Holdings LLC(1) (3)	Unitranche First Lien	L + 600	(2)	7.76%	06/2023	80	74	—	75

						107,566	105,162	24.5	99,681

Technology Hardware & Equipment
Onvoy, LLC(1)	Senior Secured Second Lien	L + 1050	(2)	12.30%	02/2025	2,635	2,541	0.6	2,339

Transportation
Pilot Air Freight, LLC(1)	Senior Secured First Lien	L + 525	(2)	7.05%	07/2024	5,417	5,393	1.3	5,417
Pilot Air Freight, LLC(1)	Senior Secured First Lien	L + 525	(2)	7.05%	07/2024	1,209	1,209	0.3	1,209
Pilot Air Freight, LLC(1) (3) (4)	Senior Secured First Lien				07/2024	—	(5)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Pilot Air Freight, LLC(1) (3) (4)	Senior Secured First Lien			07/2024	$—	$(1)	—%	$—

					6,626	6,596	1.6	6,626

Total Debt Investments United States					$628,852	$618,472	150.2%	$611,270

Equity Investments
Automobiles & Components
APC Auto Tech Holdings, LLC(1) (13) (19)	Common Stock				2,427	1,090	—	162
APC Auto Technology Intermediate, LLC(1) (13) (19)	Preferred Stock				757	757	0.2	767

					3,184	1,847	0.2	929

Capital Goods
Alion Science and Technology Corporation(1) (13)	Common Stock				745,504	766	0.3	1,207

Commercial & Professional Services
Allied Universal holdings, LLC(1) (13)	Common Stock, Class A				2,240,375	1,011	0.5	2,199
MHS Acquisition Holdings, LLC(1) (13)	Common Stock				912	913	0.2	586
MHS Acquisition Holdings, LLC(1) (13)	Preferred Stock				20	20	—	—
PB Parent, LP(1) (13)	Common Stock				1,125,000	1,125	0.3	1,125
RSI Acquisition, LLC(1) (13)	Preferred Stock, Class A				137,000	137	—	137
TecoStar Holdings, Inc.(1) (13)	Common Stock				500,000	500	0.2	973

					4,003,307	3,706	1.2	5,020

Consumer Services
Green Wrench Acquisition, LLC(1) (13)	Common Stock				3,906	391	0.1	391
HGH Investment, LP(1) (13)	Common Stock, Class A				4,171	417	0.1	416
Legalshield(1) (13)	Common Stock				372	372	0.2	719
Wrench Group Holdings, LLC(1) (13)	Common Stock, Class A				1,094	109	—	109

					9,543	1,289	0.4	1,635

Diversified Financials
CBDC Senior Loan Fund LLC(9) (14) (15)	Partnership Interest				34,000,000	34,000	8.5	34,442
GACP II LP(9) (15) (20)	Partnership Interest				18,067,282	18,067	4.5	18,564

					52,067,282	52,067	13.0	53,006

Health Care Equipment & Services
ExamWorks Group, Inc.(1) (13)	Common Stock				7,500	750	0.3	1,344
MDVIP, Inc.(1) (13)	Common Stock				46,807	667	0.2	922
NMN Holdings LP(1) (13)	Common Stock				11,111	1,111	0.3	1,009
PT Network, LLC(1) (13)	Common Stock, Class C				1	—	—	—
Spartan Healthcare Holdings, LLC(1) (13)	Common Stock				11,843	1,184	0.3	1,185

					77,262	3,712	1.1	4,460

Insurance
Integrity Marketing Acquisition, LLC(1) (13)	Common Stock				619,562	648	0.2	648
Integrity Marketing Acquisition, LLC(1) (13)	Preferred Stock				1,247	1,213	0.3	1,247
Integro Parent, Inc.(1) (9) (13)	Common Stock				4,468	454	0.2	878

					625,277	2,315	0.7	2,773

Materials
Kestrel Upperco, LLC(1) (13)	Common Stock, Class A				41,791	209	0.1	223

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Media
Vivid Seats Ltd.(1) (13) (19)	Common Stock					608,108	$608	0.3%	$1,083
Vivid Seats Ltd.(1) (13) (19)	Preferred Stock					1,891,892	1,892	0.6	2,563

						2,500,000	2,500	0.9	3,646

Retailing
Slickdeals Holdings, LLC(1) (13) (19)	Common Stock					109	1,091	0.3	1,207

Software & Services
SMS Systems Maintenance Services, Inc.(1) (13)	Common Stock					1,142,789	1,144	—	—

Technology Hardware & Equipment
Onvoy, LLC(1) (13)	Common Stock, Class A					3,649	365	0.1	228
Onvoy, LLC(1) (13)	Common Stock, Class B					2,536	—	—	—

						6,185	365	0.1	228

Total Equity Investments United States						61,222,233	$71,011	18.3%	$74,334

Total United States							$689,483	168.5%	$685,604

Canada
Debt Investments
Software & Services
Corel Corporation(9)	Senior Secured First Lien	L + 500	(12)	6.91%	07/2026	$12,500	11,905	3.0	12,109

Total Debt Investments Canada						$12,500	$11,905	3.0%	$12,109

Total Canada							$11,905	3.0%	$12,109

France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(9)	Senior Secured First Lien	E + 525	(17)	5.25%	04/2023	€1,995	2,136	0.5	2,248

						1,995	2,136	0.5	2,248

Total Debt Investments France						€1,995	$2,136	0.5%	$2,248

Total France							$2,136	0.5%	$2,248

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien				12/2025	£—	—	—	—
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien				12/2025	—	—	—	—
Crusoe Bidco Limited(1) (9)	Unitranche First Lien	L + 625	(18)	7.04%	12/2025	6,067	7,402	2.0	8,038

						6,067	7,402	2.0	8,038

Total Debt Investments United Kingdom						£6,067	$7,402	2.0%	$8,038

Total United Kingdom							$7,402	2.0%	$8,038

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(1) (9) (11)	Unitranche First Lien - Last Out	E + 650	(17)	6.50%	02/2026	€6,910	7,625	1.9	7,756
PharComp Parent B.V.(1) (3) (9)	Unitranche First Lien				02/2026	—	—	—	—

						6,910	7,625	1.9	7,756

Total Debt Investments Netherlands						€6,910	$7,625	1.9%	$7,756

Total Netherlands							$7,625	1.9%	$7,756

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country† ‡	Investment Type	Spread Above Index *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(1) (9)	Unitranche First Lien	E + 600	(17)	6.00%	04/2026	€$9,507	$10,451	2.6%	$10,672

Total Debt Investments Belgium						€9,507	$10,451	2.6%	$10,672

Equity Investments
Commercial & Professional Services
MIR Bidco SA(1) (9) (13)	Common Stock					921	1	—	1
MIR Bidco SA(1) (9) (13)	Preferred Stock					81,384	92	—	103

						82,305	93	—	104

Total Equity Investments Belgium						82,305	$93	—%	$104

Total Belgium							$10,544	2.6%	$10,776

Total Investments							$729,095	178.5%	$726,531

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $406,917 as of December 31, 2019.

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

(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.

(2)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2019 was 1.76%.

(3)	Position or portion thereof is an unfunded loan commitment. A nominal unused fee may be earned on the unfunded portion. See Note 8 “Commitments and Contingencies”.

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

(11)

These loans are unitranche first lien/last-out term loans. In addition to the interest earned based on the effective interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders whereby the loan has been allocated to “first-out” and “last-out” tranches, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any amounts due thereunder. The Company holds the “last-out” tranche.

(12)	The investment is on non-accrual status as of December 31, 2019.

(13)	Non-income producing security.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

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

(19)

As defined in the 1940 Act, the portfolio company is deemed to be a “non-controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Agreements and Related Party Transactions”.

(20)	Investment is not redeemable.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,974,709	GBP 5,885,394	12/01/2023	$(65)
Wells Fargo Bank, N.A.	USD 11,682,415	EUR 9,221,988	04/10/2024	366
Wells Fargo Bank, N.A.	USD 8,602,672	EUR 6,702,510	02/20/2024	392
				$693

EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 31, 2020 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company commenced investment operations on June 26, 2015. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company’s primary investment objective is to maximize the total return to the Company’s stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may make multiple investments in the same portfolio company. The Company may purchase interests in loans or make debt investments, either (i) directly from its target companies as primary market or private credit investments, or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market. Although the Company’s focus is to invest in private credit transactions, in certain circumstances it will also invest in broadly syndicated loans and bonds.

The Company is managed by Crescent Cap Advisors, LLC (the “Advisor” and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator” and formerly, CBDC Administration, LLC) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Advisor and Administrator along with the Company’s Board of Directors (the “Board”). The Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Advisor. The Board consists of six directors, four of whom are independent.

The Company has formed or acquired wholly owned subsidiaries that are structured as tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. These corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

On January 31, 2020, the Company completed a transaction to acquire Alcentra Capital Corporation in a cash and stock transaction (the “Alcentra Acquisition”). The Company was listed and began trading on the NASDAQ stock exchange on February 3, 2020. See “Note 13. Alcentra Acquisition” for more information.

Basis of Presentation

The Company’s functional currency is the United States dollar and these consolidated financial statements have been prepared in that currency. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. Restricted cash and cash equivalents consists of deposits held at Wells Fargo Bank N.A. related to the Company’s credit facility. The Company holds cash and cash equivalents denominated in foreign currencies. The Company deposits its cash, cash equivalents and restricted cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:

•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•	The Advisor’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.
•	The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.
•	The Board reviews the recommended valuations and determines the fair value of each investment.

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

Equity Offering and Organization Expenses

The Company had agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1,500 on a pro rata basis over the first $350,000 of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. The initial 3 year term was later extended to June 30, 2019 with shareholder approval. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1,500. During the reimbursement period which began on June 26, 2015 and expired on June 30, 2019, the Advisor had allocated to the Company $794 of equity offering costs and $568 of organization costs.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of March 31, 2020 and December 31, 2019, there were $4,787 and $3,431, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, the Company had four portfolio companies with seven investment positions on non-accrual status, which represented 3.4% and 1.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively.

Other Income

Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2020, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three months ended March 31, 2020, the Company expensed an excise tax of $238, of which $94 remained payable. For the three months ended March 31, 2019 the Company expensed an excise tax of $0, of which $23 remained payable.

CBDC Universal Equity, Inc. and Alcentra BDC Equity Holdings, LLC are taxable entities (“Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

For the three months ended March 31, 2020 and 2019, the Company recognized a benefit/(provision) for taxes of $455 and $(449), respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. As of March 31, 2020 and December 31, 2019, $807 and $879, respectively, was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of March 31, 2020 and December 31, 2019, $803 and $421, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

For the three months ended March 31, 2020, and 2019 there was no realized gains on investments requiring a recognition of a tax provision.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company adopted a dividend reinvestment plan that provides for reinvestment of the Company’s dividends and other distributions on behalf of the stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who are participating in the dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of common stock, rather than receiving cash dividends and distributions.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

On June 2, 2015, the Company entered into the Administration Agreement with the Administrator, as amended and restated on February 1, 2020. Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three months ended March 31, 2020 and 2019, the Company incurred administrative services expenses of $204 and $179, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the Administration Agreement. As of March 31, 2020 and December 31, 2019, $442 and $175, respectively, were included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. These amounts included other expenses paid by the Administrator on behalf of the Company.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s Chief Compliance Officer, legal counsel, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings, which are included as directors’ fees on the Consolidated Statements of Operations.

On June 5, 2015, the Company entered into sub-administration, accounting, transfer agent, and custodian agreements with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian, transfer agent and other services on behalf of the Company. The sub-administration agreements with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three months ended March 31, 2020 and 2019, the Company incurred expenses of $313 and $219, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $576 and $263, respectively, were payable at March 31, 2020 and December 31, 2019.

Investment Advisory Agreement

On June 2, 2015, the Company entered into an investment advisory agreement with the Advisor (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by the Company’s stockholders on January 29, 2020 in connection with the Alcentra Acquisition. Under the terms of the Amended and Restated Investment Advisory Agreement, the Advisor will provide investment advisory services to the Company and its portfolio investments. The Advisor’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Advisory Agreements, the Advisor is entitled to receive a base management fee and may receive certain incentive fees, as discussed below.

Base Management Fee (prior to February 1, 2020)

Prior to February 1, 2020, pursuant to the Investment Advisory Agreement, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The base management fee was calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for share issuances or repurchases during the current calendar quarter.

Under the Investment Advisory Agreement, the Advisor agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during the period prior to February 3, 2020, the date of the Company’s qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). The listing of the Company’s Common Stock on NASDAQ on February 3, 2020 qualified as a Qualified IPO. The Advisor is not permitted to recoup any waived amounts at any time.

New Base Management Fee (effective February 1, 2020)

Effective February 1, 2020, pursuant to the Amended and Restated Investment Advisory Agreement, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

In addition, under the terms of the Amended and Restated Advisory Agreement, the Advisor agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% shall be charged for such time period. The Advisor is not permitted to recoup any waived amounts at any time.

For the three months ended March 31, 2020 and 2019, the Company incurred management fees of $1,494 and $987, respectively, which are net of waived amounts, of $1,157 and $903, respectively, of which $1,494 and $1,343, respectively, were payable at March 31, 2020 and December 31, 2019.

The Advisor has voluntarily waived its right to receive management fees on the Company’s investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the three months ended March 31, 2020 and 2019, management fees of $37 and $32, respectively, were waived attributable to the Company’s investment in GACP II LP. These amounts are excluded from the management fee waived amounts above.

Incentive Fee (prior to February 1, 2020)

Under the Investment Advisory Agreement, the Incentive Fee consisted of two parts. The first part, the income incentive fee, was calculated and payable quarterly in arrears and equaled (a) 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6.0% annualized) (the “Hurdle”), and a catch-up feature until the Advisor received 15% of the pre-incentive fee net investment income for the current quarter up to 1.7647% (the “Catch-up”), and (b) 15% of all remaining pre-incentive fee net investment income above the “Catch-up.”

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

At the 2018 Annual Meeting of Stockholders, in connection with the extension of the deadline to consummate a Qualified IPO, the Advisor agreed to waive its rights under the Investment Advisory Agreement to (i) the income incentive fee and (ii) the capital gain incentive fee for the period from April 1, 2018 through February 1, 2020.

Incentive Fee (effective February 1, 2020)

Under the Amended and Restated Investment Advisory Agreement, the Incentive Fee consists of two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% per quarter (7.0% annualized) (the “Hurdle”), and a catch-up feature until the Advisor has received 17.5%, of the pre-incentive fee net investment income for the current quarter up to 2.1212% (the “Catch-up”), and (b) 17.5% of all remaining pre-incentive fee net investment income above the “Catch-up.”

In addition, under the terms of the Amended and Restated Investment Advisory Agreement, the Advisor agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Once the Advisor begins to earn income incentive fees, the Advisor will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investment in GACP II. The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Since the Qualified IPO occurred on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after the Qualified IPO. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15.0% of the Company’s realized capital gains on a cumulative basis from Inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, the Company will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15.0%. In the event that the Amended and Restated Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% or 1.75% per quarter, 6.00% or 7.00% annualized, prior to and effective February 1, 2020, respectively, and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the three months ended March 31, 2020, the Company incurred income incentive fees of $0, which are net of waived amounts, of $1,932, of which $0 was payable at March 31, 2020. For the three months ended March 31, 2019, the Company incurred income incentive fees of $0, which are net of waived amounts, of $1,024, of which $0 was payable at March 31, 2019.

GAAP Incentive Fee on Cumulative Unrealized Capital Appreciation

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Amended and Restated Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 15% (prior to February 3, 2020) or 17.5% (effective February 3, 2020) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2020, and 2019, the Company incurred no capital gains incentive fees.

Other Related Party Transactions

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

In conjunction with the closing of Alcentra Capital merger, the Company and the Advisor executed a Transaction Support Agreement, as described in Note 13.

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

Investments in and Advances to Affiliates

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2020 were as follows:

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$—	$—	$(928)	$—	$—
Battery Solutions, Inc.	—	4,887	—	—	(765)	4,122	31
Conisus, LLC	—	8,728	—	—	(824)	7,904	—
Slickdeals Holdings, LLC	15,933	19	(37)	—	(925)	14,990	316
Southern Technical Institute, Inc.	—	—	—	—	—	—	—
Vivid Seats Ltd.	3,646	—	—	—	(69)	3,577	—
Xpress Global Systems, LLC	—	—	—	—	—	—	—
Total Non-Controlled Affiliates	$20,507	$13,634	$(37)	$—	$(3,511)	$30,593	$347

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2019	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
Slickdeals Holdings, LLC	$12,096	$11	$(27)	$—	$239	$12,319	$256
Vivid Seats Ltd.	3,389	1	—	—	297	3,687	16
Total Non-Controlled Affiliates	$15,485	$12	$(27)	$—	$536	$16,006	$272

The Company’s investments in controlled affiliates for the three months ended March 31, 2020 were as follows:

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$6,000	$(1,000)	$—	$(16,843)	$22,599	$—
Total Controlled Affiliates	$34,442	$6,000	$(1,000)	$—	$(16,843)	$22,599	$—

The Company’s investments in controlled affiliates for the three months ended March 31, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$17,500	$—	$—	$(241)	$17,259	$—
Total Controlled Affiliates	$—	$17,500	$—	$—	$(241)	$17,259	$—

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

The terms “mezzanine” or “unsecured debt” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness.

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

Investments at fair value consisted of the following:

	March 31, 2020			December 31, 2019
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$426,277	$387,217	$(39,060)	$356,080	$351,332	$(4,748)
Unitranche First Lien	309,103	294,221	(14,882)	213,884	218,416	4,532
Unitranche First Lien - Last Out	15,646	14,579	(1,067)	15,845	16,044	199
Senior Secured Second Lien	118,066	102,949	(15,117)	64,801	58,887	(5,914)
Unsecured Debt	8,641	8,587	(54)	7,381	7,414	33
Equity & Other	33,331	31,780	(1,551)	19,037	21,432	2,395
LLC/LP Equity Interests	59,532	43,883	(15,649)	52,067	53,006	939

Total Investments	$970,596	$883,216	$(87,380)	$729,095	$726,531	$(2,564)

The industry composition of investments at fair value is as follows:

Industry	Fair Value March 31, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
Automobiles & Components	$36,417	4.12%	$32,978	4.54%
Capital Goods	27,712	3.14	20,896	2.88
Commercial & Professional Services	183,679	20.80	136,218	18.75
Consumer Durables & Apparel	3,842	0.43	3,256	0.45
Consumer Services	98,329	11.13	68,380	9.41
Diversified Financials	59,538	6.74	60,288	8.30
Energy	16,662	1.89	13,162	1.81
Food & Staples Retailing	16,631	1.88	33,300	4.58
Food, Beverage & Tobacco	11,821	1.34	4,261	0.59
Health Care Equipment & Services	174,526	19.76	147,162	20.26
Household & Personal Products	3,947	0.45	3,854	0.53
Insurance	36,132	4.09	30,991	4.27
Materials	10,836	1.23	11,137	1.53
Media	11,481	1.30	3,646	0.50
Pharmaceuticals, Biotechnology & Life Sciences	26,278	2.98	11,500	1.58
Retailing	23,969	2.71	22,271	3.06
Software & Services	126,746	14.35	111,790	15.39
Technology Hardware & Equipment	4,375	0.50	4,815	0.66
Telecommunication Services	3,825	0.43	—	—
Transportation	6,470	0.73	6,626	0.91

Total Investments	$883,216	100.00%	$726,531	100.00%

The geographic composition of investments at fair value is as follows:

Geographic Region	Fair Value March 31, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
United States	$829,099	93.87%	$685,604	94.36%
United Kingdom	20,804	2.36	12,109	1.67
Canada	14,849	1.68	10,776	1.48
Belgium	9,788	1.11	8,038	1.11
Netherlands	6,698	0.76	7,756	1.07
France	1,978	0.22	2,248	0.31

Total Investments	$883,216	100.00%	$726,531	100.00%

Senior Loan Fund

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. The Company invests together with Masterland through the Senior Loan Fund. Masterland is a wholly owned subsidiary of China Orient Asset Management (International) Holding Limited (HK). The Senior Loan Fund’s principal purpose is to make investments in broadly syndicated bank loans, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. The Company and Masterland have each subscribed to fund $40,000. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which we and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since the Company does not have a controlling financial interest in the Senior Loan Fund, it is not consolidated. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

The Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	March 31, 2020			December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40,000	$39,000	$1,000	$40,000	$34,000	$6,000
Masterland	40,000	39,000	1,000	40,000	34,000	6,000

Total	$80,000	$78,000	$2,000	$80,000	$68,000	$12,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), as amended, which permitted up to $300,000 of borrowings as of March 31, 2020. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC. The interest rate on the credit facility is London Interbank Offered Rate (“LIBOR”), with no LIBOR floor, plus margin, which ranges between 1.25% and 1.45% based on pricing of the pledged collateral.

As of March 31, 2020, and December 31, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $249,955 and $275,069.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020	As of December 31, 2019
Total senior secured debt(1)	$285,811	$275,624
Weighted average current interest rate on senior secured debt(2)	4.2%	4.9%
Number of borrowers in the Senior Loan Fund’s portfolio	178	169
Largest loan to a single borrower	$3,500	$3,500
Senior Secured First Lien investments as % of total investments, at fair value	100.0%	100.0%
United States based investments as % of total investments, at fair value	89.0%	89.7%
Non-accrual investments as % of total investments, at cost	0.2%	0.0%

(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Below is selected balance sheet information for the Senior Loan Fund as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020	As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$249,955	$275,069
Cash and cash equivalents	20,860	7,958
Other assets	1,217	6,688

Total assets	$272,032	$289,715

Debt (net of deferred financing costs of $299 and $211, respectively)	$212,701	$205,789
Other liabilities	14,133	15,043

Total liabilities	$226,834	$220,832

Members’ Capital	45,198	68,883

Total liabilities and members’ capital	$272,032	$289,715

Below is selected statements of operations information for the Senior Loan Fund for the three months ended March 31, 2020 and March 31, 2019:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Selected Statements of Operations Information:
Total investment income	$3,443	$97

Expenses
Interest and other debt financing costs	1,607	7
Professional fees	8	90
Other general and administrative expenses	75	22

Total expenses	1,690	119

Net investment income (loss)	1,753	(22)

Net realized gain (loss) on investments	(134)	1
Net change in unrealized appreciation (depreciation) on investments	(35,304)	(460)

Net increase (decrease) in members’ capital	$(33,685)	$(481)

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2020:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Equity & Other	$—	$—	$31,780	$31,780
Senior Secured First Lien	—	68,202	319,015	387,217
Unitranche First Lien	—	—	294,221	294,221
Unitranche First Lien - Last Out	—	—	14,579	14,579
Senior Secured Second Lien	—	8,416	94,533	102,949
Unsecured Debt	—	—	8,587	8,587
Subtotal	$—	$76,618	$762,715	$839,333
Investments Measured at NAV(1)				43,883
Total Investments				$883,216

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

The following table presents fair value measurements of investments as of December 31, 2019:

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$83,139	$268,193	$351,332
Unitranche First Lien	—	—	218,416	218,416
Unitranche First Lien – Last Out	—	—	16,044	16,044
Senior Secured Second Lien	—	9,318	49,569	58,887
Unsecured Debt	—	—	7,414	7,414
Equity & Other	—	—	21,432	21,432
Subtotal	$—	$92,457	$581,068	$673,525
Investments Measured at NAV (1)				53,006
Total Investments				$726,531

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2020, based off of the fair value hierarchy at March 31, 2020:

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2020	$268,193	$218,416	$16,044	$49,569	$7,414	$21,432	$581,068
Amortized discounts/premiums	478	481	13	189	11	3	1,175
Paid in-kind interest	332	184	-	-	37	-	553
Net realized gain (loss)	-	-	-	-	-	-	-
Net change in unrealized appreciation (depreciation)	(22,542)	(19,415)	(1,265)	(8,300)	(86)	(3,946)	(55,554)
Purchases	84,490	111,615	-	53,075	1,211	14,291	264,682
Sales/return of capital/principal repayments/paydowns	(30,236)	(17,060)	(213)	-	-	-	(47,509)
Transfers in	18,300	-	-	-	-	-	18,300
Transfers out	-	-	-	-	-	-	-

Balance as of March 31, 2020	$319,015	$294,221	$14,579	$94,533	$8,587	$31,780	$762,715

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2020	$(22,012)	$(19,030)	$(1,265)	$(8,300)	$(86)	$(4,269)	$(54,962)

During the three months ended March 31, 2020, the Company recorded $18,300 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019, based off of the fair value hierarchy at March 31, 2019:

	Senior Secured First Lien	Unitranche First Lien	Unitranche First Lien - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2019	$232,214	$84,891	$-	$53,857	$7,263	$13,806	$392,031
Amortized discounts/premiums	176	71	6	40	8	-	301
Paid in-kind interest	137	-	-	-	28	-	165
Net realized gain (loss)	130	335	-	-	-	-	465
Net change in unrealized appreciation (depreciation)	765	(138)	(2)	166	(14)	2,117	2,894
Purchases	21,910	7,814	15,022	-	(1)	20	44,765
Sales/return of capital/principal repayments/paydowns	(21,913)	(16,976)	-	(78)	-	-	(38,967)
Transfers in	7,369	-	-	154	-	-	7,523
Transfers out	(8,426)	-	-	-	-	-	(8,426)

Balance as of March 31, 2019	$232,362	$75,997	$15,026	$54,139	$7,284	$15,943	$400,751

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2019	$789	$370	$(2)	$(1,051)	$(14)	$2,116	$2,208

During the three months ended March 31, 2019, the Company recorded $8,426 in transfers from Level 3 to Level 2 and $7,523 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of March 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$237,757	Discounted Cash Flows	Discount Rate	5.9%-29.3%(8.7%	)

	20,728	Enterprise Value	Comparable EBITDA Multiple	8.5x-12.4x(9.7x	)

	4,471	Collateral Analysis	Collateral Analysis	43.0%

	56,059	Broker Quoted	Broker Quote	N/A

Subtotal:	$319,015

Unitranche First Lien	$274,622	Discounted Cash Flows	Discount Rate	6.9%-12.5%(8.8%	)

	4,333	Enterprise Value	Comparable EBITDA Multiple	5.1x

	15,266	Broker Quoted	Broker Quote	N/A

Subtotal	$294,221

Unitranche First Lien - Last Out	$14,579	Discounted Cash Flows	Discount Rate	8.5%-13.9%(11.3%	)

Senior Secured Second Lien	$64,949	Discounted Cash Flows	Discount Rate	10.6%-.29.0%(14.7%	)

	6,709	Enterprise Value	Comparable EBITDA Multiple	11.4x

	22,875	Broker Quoted	Broker Quote	N/A

Subtotal:	$94,533

Unsecured Debt	$8,587	Discounted Cash Flows	Discount Rate	11.0%-17.5%(12.4%	)

Equity & Other	$30,572	Enterprise Value	Comparable EBITDA Multiple	4.0x-16.6x(11.4x	)

	1,208	Broker Quoted	Broker Quote	N/A

Subtotal:	$31,780

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$213,314	Discounted Cash Flows	Discount Rate	6.3%-12.9%(7.4%	)

	7,488	Enterprise Value	Comparable EBITDA Multiple	11.7x

	47,391	Broker Quoted	Broker Quote	N/A

Subtotal:	$268,193

Unitranche First Lien	$199,952	Discounted Cash Flows	Discount Rate	6.5%-12.2% (8.1%	)

	34,508	Broker Quoted	Broker Quote	N/A

Subtotal	$234,460

Senior Secured Second Lien	$43,018	Discounted Cash Flows	Discount Rate	9.1%-15.6%(10.8%	)

	6,551	Enterprise Value	Comparable EBITDA Multiple	11.4x

Subtotal:	$49,569

Unsecured Debt	$7,414	Discounted Cash Flows	Discount Rate	11.0%-15.7%(11.5%	)

Preferred Stock	$4,817	Enterprise Value	Comparable EBITDA Multiple	10.2x-17.9x(16.0x	)

Common Stock	$16,615	Enterprise Value	Comparable EBITDA Multiple	7.3x-17.9x(14.0x	)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2020 and December 31, 2019. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Note 6. Debt

Debt consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$228,238	$121,763	$228,238	$209,906	3.73%
Corporate Revolving Facility	200,000	165,254	34,746	165,254	149,227	3.91%
InterNotes ®	33,418	33,418	—	33,418	29,809	6.40%

Total Debt	$583,418	$426,910	$156,509	$426,910	$388,942	4.00%

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$250,000	$220,687	$29,313	$220,687	$200,975	4.40%
Corporate Revolving Facility	200,000	104,754	95,246	104,754	74,930	4.07%

Total Debt	$450,000	$325,441	$124,559	$325,441	$275,905	4.37%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.

As of March 31, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2020 and December 31, 2019, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of March 31, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended (the “SPV Asset Facility”), with the Company as the collateral manager, seller and equityholder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. Between February 8, 2017 and March 10, 2020, the Company has entered into multiple amendments to the SPV Asset Facility, among other things, to increase facility limit from $75,000 to $350,000.

The maximum commitment amount under the SPV Asset Facility is $350,000, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the Borrower voluntarily reduces the commitments to zero, (b) March 10, 2025 (the Facility Maturity Date) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.20% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Costs incurred in connection with obtaining the SPV Asset Facility and subsequent amendments have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of March 31, 2020 and December 31, 2019, deferred financing costs related to the SPV Asset Facility were $2,996 and $1,508, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

Corporate Revolving Facility

On August 20, 2019, the Company entered into the “Corporate Revolving Facility” with Ally Bank (“Ally”), as Administrative Agent and Arranger. Proceeds of the advances under the Revolving Credit Agreement may be used to acquire portfolio investments, to make distributions to the Company in accordance with the Revolving Credit Agreement and to pay related expenses. The maximum principal amount of the Corporate Revolving Facility is $200,000, subject to availability under the borrowing base.

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.30% margin. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of March 31, 2020 and December 31, 2019, deferred financing costs related to the Corporate Revolving Facility were $1,791 and $1,923, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The Corporate Revolving Facility replaced the prior corporate revolving facility with Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. The maximum principal amount of the prior corporate revolving facility was $85,000, subject to availability under the borrowing base.

Borrowings under the prior corporate revolving facility bore interest at the plus a margin with no LIBOR floor. The Company paid unused facility fees of 0.20% per annum on committed but undrawn amounts under the prior corporate revolving facility. Interest was payable monthly in arrears. The Company paid down in full and terminated the prior corporate revolving facility on August 20, 2019.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, the Company assumed $50,271 of direct unsecured fixed interest rate obligations (“InterNotes”). The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. On March 11, 2020, the Company redeemed $16,853 of InterNotes® at par plus $444 of accrued interest.

These notes are direct unsecured obligations and each series of notes has been issued by a separate trust (administered by U.S. Bank).

The notes bear interest at fixed interest rates ranging between 6.25% and 6.75% and offer a variety of maturities ranging between April 15, 2020 and April 15, 2022.

Summary of Interest and Credit Facility Expenses

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, Internotes ®, Revolving Credit Facility, and the Revolving Credit Facility II for the three months ended March 31, 2020 and 2019 were as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Borrowing interest expense	$3,872	$2,606
Unused facility fees	145	26
Amortization of financing costs	332	177

Total interest and credit facility expenses	$4,349	$2,809

Weighted average interest rate	4.00%	4.56%
Weighted average outstanding balance	$388,942	$231,745

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

For the three months ended March 31, 2020, and 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $30,418 and $10,842, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of March 31, 2020 and December 31, 2019.

As of March 31, 2020:

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$2,882	$—	$2,882	$—	$2,882

Total	$2,882	$—	$2,882	$—	$2,882

As of December 31, 2019:

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$758	$(65)	$693	$—	$693

Total	$758	$(65)	$693	$—	$693

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three months ended March 31, 2020 and March 31, 2019 was as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2,190	(27)

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$2,190	$(27)

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2020 and December 31, 2019, the Company had aggregated unfunded commitments totaling $71,952 and $82,745 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of March 31, 2020 and December 31, 2019, the Company has the following unfunded commitments to portfolio companies:

	March 31, 2020			December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt/Unitranche First Lien
Abode Healthcare, Inc.	8/28/2015	$288	$(3)	8/28/2015	$862	$(13)
Affinitiv, Inc.	8/26/2024	737	(32)	8/26/2024	850	—
Ameda, Inc.	9/29/2022	112	(9)	9/29/2022	113	(2)
Ansira Partners, Inc.	4/16/2020	322	(130)	4/16/2020	322	(18)
Auto-Vehicle Parts, LLC	1/3/2023	600	(19)	1/3/2023	600	(2)
Avaap USA LLC	—	—	—	3/22/2023	650	7
Benesys, Inc.	10/5/2024	60	(3)	10/5/2024	102	(2)
BFC Solmetex LLC & Bonded Filter Co. LLC	11/16/2020	850	(27)	11/16/2020	850	—
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	—	9/26/2023	240	—
C-4 Analytics, LLC	8/22/2023	600	(17)	8/22/2023	600	—
CAT Buyer, LLC	4/11/2024	206	(6)	4/11/2024	399	(2)
CC SAG Acquisition Corp.	9/9/2021	2,127	(39)	9/9/2021	2,128	(15)
CC SAG Acquisition Corp.	9/9/2025	1,050	(19)	9/9/2025	1,050	(7)
Centauri Health Solutions, Inc.	—	—	—	1/31/2022	1,575	16
Centria Subsidiary Holdings, LLC	—	—	—	12/9/2025	1,974	—
Claritas, LLC	12/21/2023	82	(2)	12/21/2023	180	—
Colibri Group LLC	—	—	—	5/1/2025	733	(1)
Continental Battery Company	—	—	—	1/15/2020	1,811	—
Continental Battery Company	12/14/2022	850	(19)	12/14/2022	170	—
COP Home Services Holdings, Inc.	5/13/2025	232	(7)	5/13/2025	464	(2)
CRA MSO, LLC	8/31/2020	1,000	(30)	8/31/2020	1,000	—
CRA MSO, LLC	12/17/2023	140	(4)	12/17/2023	200	—
CRA MSO, LLC	—	—	—	5/13/2021	697	(3)
Crusoe Bidco Limited	—	—	—	12/2/2025	340	(3)
DFS Intermediate Holdings, LLC	9/18/2020	328	(6)	9/18/2020	328	—
DFS Intermediate Holdings, LLC	3/31/2022	336	(6)	3/31/2022	336	—

	March 31, 2020			December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
EiKo Global, LLC	6/1/2023	75	(1)	6/1/2023	750	—
Empire Auto Parts, LLC	9/5/2023	400	(8)	9/5/2023	400	4
GrapeTree Medical Staffing, LLC	—	—	—	10/19/2022	450	—
Hepaco, LLC	8/31/2023	596	(25)	8/31/2023	257	—
Hepaco, LLC	10/15/2020	111	(5)	—	—	—
HGH Purchaser, Inc.	11/1/2021	3,378	(135)	11/1/2021	3,378	—
HGH Purchaser, Inc.	11/1/2025	304	(12)	11/1/2025	828	—
Hsid Acquisition, LLC	1/31/2022	2,900	(124)
ISS Compressors Industries, Inc.	2/05/2026	21	(1)
Integrity Marketing Acquisition, LLC	—	—	—	10/15/2020	333	—
Integrity Marketing Acquisition, LLC	—	—	—	2/29/2020	1,576	(8)
Integrity Marketing Acquisition, LLC	—	—	—	2/27/2021	3,095	(15)
Integrity Marketing Acquisition, LLC	—	—	—	8/27/2025	1,409	(7)
Kestrel Parent, LLC	11/13/2023	871	(30)	11/13/2023	871	13
Learn-It Systems, LLC	3/18/2022	2,210	(74)	3/18/2022	2,288	—
Learn-It Systems, LLC	3/18/2025	108	(4)	3/18/2025	108	—
List Partners, Inc.	—	—	—	7/6/2022	156	1
List Partners, Inc.	1/5/2023	450	(10)	1/5/2023	450	3
Lightspeed Buyer, Inc.	8/03/2021	1,800	(83)	—	—	—
Mann Lake Ltd.	10/4/2024	60	(6)	10/4/2024	456	(5)
Maroon Group, LLC	8/31/2022	1	—	8/31/2022	252	—
Midwest Industrial Rubber	—	—	—	12/2/2021	525	—
Manna Pro Products, LLC	12/08/2023	2,067	(51)	—	—	—
MRI Software LLC	2/10/2022	2,775	(239)	—	—	—
MRI Software LLC	2/10/2026	633	(54)
New Mountain Learning	3/16/2024	525	(88)	3/16/2024	125	(17)
New Mountain Learning	6/30/2020	150	(25)	—	—	—
Omni Ophthalmic Management Consultants, LLC	7/10/2019	1,150	(39)	7/10/2019	1,150	(4)
Omni Ophthalmic Management Consultants, LLC	—	—	—	9/22/2021	850	(3)
Ontario Systems, LLC	9/5/2021	1,100	(46)	9/5/2021	1,100	—
Ontario Systems, LLC	8/30/2025	500	(21)	8/30/2025	500	—
Pilot Air Freight, LLC	7/25/2020	1,200	(36)	7/25/2020	1,200	—
Pilot Air Freight, LLC	7/25/2024	2	—	7/25/2024	100	—
Pinnacle Treatment Centers, Inc.	1/17/2022	1,143	(23)
POC Investors, LLC	11/10/2021	1,000	(17)	11/10/2021	1,000	—
Potter Electric Signal Company	12/19/2021	1,113	(42)	12/19/2021	1,113	(6)
Potter Electric Signal Company	—	—	—	12/19/2022	519	(3)
Potter Electric Signal Company	12/19/2024	4	—	—	—	—
PT Network, LLC	11/30/2021	400	(18)	11/30/2021	400	(8)
Pye-Barker Fire & Safety, LLC	11/26/2021	2,250	(193)	11/26/2021	3,750	—
Receivable Solutions, Inc.	10/1/2024	120	(3)	10/1/2024	270	—
Right Networks, LLC	11/4/2024	232	(7)	11/4/2024	233	—
Ruffalo Noel Levitz, LLC	—	—	—	5/29/2022	300	(2)
Safco Dental Supply, LLC	6/14/2025	300	(10)	6/14/2025	600	—
SavATree, LLC	6/2/2020	461	(10)	6/2/2020	745	—
SavATree, LLC	6/2/2022	125	(3)	6/2/2022	550	—
Slickdeals Holdings, LLC	6/12/2023	727	(41)	6/12/2023	727	—
Smile Brands, Inc.	10/12/2020	191	(6)	10/12/2020	419	(2)
Smile Brands, Inc.	10/12/2023	35	(1)	10/12/2023	260	(1)
Smile Doctors LLC	4/6/2020	11,186	(290)	4/6/2020	198	—
Smile Doctors LLC	—	—	—	10/6/2022	170	—
Spear Education	2/03/2026	3,125	(84)	—	—	—
The Hilb Group, LLC	12/2/2021	842	(6)	12/2/2021	1,020	(8)
The Hilb Group, LLC	12/02/2025	109	(1)	—	—	—
Teaching Strategies LLC	5/14/2024	447	(14)	5/14/2024	447	4
Transportation Insight, LLC	—	—	—	12/18/2020	576	(3)
Transportation Insight, LLC	12/3/2024	5	—	12/3/2024	750	(4)
Tranzonic	3/27/2023	345	(8)	3/27/2023	550	—
Trinity Partners, LLC	2/21/2023	16	—	2/21/2023	450	—
Unifeye Vision Partners	9/13/2021	3,050	(94)	9/13/2021	3,050	—
Unifeye Vision Partners	—	—	—	9/13/2025	1,473	—
UP Acquisition Corp	1/31/2020	—	—	1/31/2020	1,624	—

	March 31, 2020			December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
UP Acquisition Corp	5/23/2024	677	(18)	5/23/2024	1,177	—
Winxnet Holdings LLC	6/29/2020	400	(12)	6/29/2020	400	(5)
Winxnet Holdings LLC	6/29/2023	160	(5)	6/29/2023	320	(4)
Wrench Group LLC	—	—	—	4/30/2021	1,035	3
Auction Technology Group	8/12/2026	449	60	—	—	—
Crusoe Bidco Limited	12/5/2020	488	58	12/5/2020	2,977	730
Crusoe Bidco Limited	12/5/2022	529	63	12/5/2022	2,233	547
PharComp Parent B.V.	2/18/2023	2,049	(6)	2/18/2023	2,096	229

Total 1st Lien/Senior Secured Debt/Unitranche First Lien		65,285	(2,226)		72,613	1,382

2nd Lien/Senior Secured Debt
BAART Programs, Inc.	3/01/2025	4,000	(257)
NMN Holdings III Corp.	11/13/2020	1,667	(201)	11/13/2020	1,667	(9)

Total 2nd Lien/Senior Secured Debt		5,667	(458)		1,667	(9)

LLC/LP Equity Interests
CBDC Senior Loan Fund LLC	—	$1,000	$(421)	—	$6,000	$66
GACP II LP	—	—	—	—	2,465	49

Total LLC/LP Equity Interests	—	1,000	(421)	—	8,465	115

Total		$71,952	$(3,105)		$82,745	$1,488

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2020 and December 31, 2019.
(3)	The fair value is reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities.

As of March 31, 2020, the Company believes that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate cash.

Other Commitments and Contingencies

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

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 business days’ prior notice. Through January 31, 2020, the date of Alcentra Acquisition, we had received all capital commitments totaling $456,297, of which $10,000 was from CCG LP. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in private offering were terminated.

Between June 26, 2015 and February 3, 2020, pursuant to the Subscription Agreements, we issued 23,127,335 of common shares for aggregate proceeds of $456,297. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes.

The remaining unfunded capital commitments related to these Subscription Agreements were $44,297 as of December 31, 2019. As of January 31, 2020, the date the private placement commitments expired, all unfunded commitments have been drawn.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2020 and 2019:

Quarter Ended	Shares	Amount
March 31, 2020	$2,265,021	$44,297
March 31, 2019	1,330,128	26,000

Prior to February 3, 2020, which is the date of our listing on NASDAQ, only stockholders who “opted in” to the dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of common stock. After February 3, 2020, stockholders who do not “opt out” of the dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock. The elections of stockholders that made an election prior to February 3, 2020 remain effective. For the three months ended March 31, 2020 and 2019, the Company issued 30,128 and 15,149 new common shares, respectively, in connection with its dividend reinvestment plan.

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 3, 2020	March 31, 2020	April 15, 2020	$0.41
November 8, 2019	December 30, 2019	January 17, 2020	$0.41
September 27, 2019	September 27, 2019	October 18, 2019	$0.41
June 28, 2019	June 28, 2019	July 18, 2019	$0.41
March 29, 2019	March 29, 2019	April 12, 2019	$0.41

At March 31, 2020 and December 31, 2019, CCG LP and its affiliates owned 1.79% and 2.23%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2020 and December 31, 2019, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(74,545)	$8,860
Weighted average common shares outstanding	26,212,991	14,464,405
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$(2.84)	$0.61

Note 11. Income Taxes

As of March 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$999,892

Gross unrealized appreciation	$5,856
Gross unrealized depreciation	(122,952)

Net unrealized investment depreciation	$(117,096)

As of December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was:

Tax cost	$730,999

Gross unrealized appreciation	$14,809
Gross unrealized depreciation	(19,277)

Net unrealized investment depreciation	$(4,468)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2020 and 2019, relating to the common shares issued through March 31, 2020 pursuant to the Subscription Agreements:

	For the three months ended March 31, 2020 (unaudited)	For the three months ended March 31, 2019 (unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$19.50		$19.43

Net investment income after tax	0.44		0.47
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes(2)	(3.28)		0.14

Net increase (decrease) in net assets resulting from operations	(2.84)		0.61

Effect of equity issuances, net of share repurchases	0.27		0.01

Distributions declared from net investment income(3)	(0.41)		(0.41)
Offering costs	—		(0.01)

Total increase (decrease) in net assets	(2.98)		0.20

Net asset value, end of period	$16.52		$19.63
Market value, end of period	$9.65	$	n/a
Shares outstanding, end of period	28,200,547		14,703,566
Weighted average shares outstanding	26,212,991		14,464,405
Total return(4)(5)	(3.28)%		12.76%

Ratio/Supplemental Data:
Net assets, end of period	$465,755		$288,648
Ratio of total net expenses to average net assets(6)(7)	6.49%		6.79%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(7)	2.48%		2.64%
Ratio of net investment income before taxes to average net assets(7)	10.87%		10.15%
Ratio of interest and credit facility expenses to average net assets(5)	4.01%		4.16%
Ratio of net incentive fees to average net assets(5)	—%		—%
Ratio of portfolio turnover to average investments at fair value(8)	8.40%		7.89%
Asset coverage ratio	2.08		2.23

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.
(3)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)	Annualized.
(6)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 6.52% and 6.84% for the three months ended March 31, 2020 and March 31, 2019, respectively.

(7)	Annualized except for organization expenses.
(8)	Not annualized.

Note 13. Alcentra Acquisition

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

Additionally, on August 12, 2019, the Company entered into an agreement with the Advisor in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, in connection with the consummation of the Alcentra Acquisition the Advisor (a) provided cash consideration of approximately $1.68 per share of Alcentra Capital common stock, payable to Alcentra Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing, (b) entered into an amendment to the Investment Advisory Agreement to (i) permanently reduce the management fee from 1.5% to 1.25%, (ii) increase the incentive fee hurdle from 6% to 7% annualized, (iii) waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the transaction so that only 0.75% shall be charged for such time period, and (iv) waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021 after the transaction and (c) fund up to $1,419 of expenses that the Company incurs in connection with completing the Alcentra Acquisition.

The merger of Alcentra Capital with and into Crescent Capital BDC was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations-Related Issues. Accordingly, transaction expenses of $7,250, net of Advisor transaction support of $1,419, were included in total consideration paid, and no goodwill was recognized.

In evaluating whether the merger was an asset acquisition or business combination, the Company considered (i) whether substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets; and (ii) whether the set of acquired assets included at least one substantive process. Since the acquired assets consisted of similar classes of financial assets, and since the Company did not acquire an organized workforce or other substantive processes in the transaction, it was deemed to be an asset acquisition.

Total consideration paid by the Company, including transaction costs related to the merger, of $118,256 was allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the closing date, subject to the limitation that certain “non-qualifying” assets, including financial instruments, could not be assigned an amount greater than their fair values. As a result of this limitation, total consideration paid by the Company exceeded the fair value of the net assets acquired by $3,825, which has been presented as a realized loss in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2020 The Company estimated the fair value of the assets acquired and liabilities assumed in accordance with ASC 820; the methodologies utilized to make these estimates were consistent with those used by the Company in estimating the fair value of its own assets and liabilities.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Alcentra Acquisition:

Consideration Paid by the Company
Common stock issued by the Company(1)	$101,963
Cash Consideration paid by the Company	9,043
Transaction costs	7,250

Total Purchase Price	$118,256

Assets (Liabilities) Acquired
Investment portfolio (2)	$195,682
Cash	3,409
Portfolio receivables	1,003
Other receivable	395
InterNotes®	(50,271)
Secured credit facility	(34,558)
Borrowing expense payable	(834)
Other payables	(395)

Net Assets Acquired	$114,431

Realized loss on asset acquisition	$3,825

(1)	Common stock consideration was issued at the Company’s Net Asset Value of $19.60 at the date of the Alcentra Acquisition.
(2)	Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company’s initial cost basis.

Note 14. Stock Repurchase Program

On January 31, 2020, the Company entered into a repurchase plan, pursuant to which it agreed to repurchase in open market transactions, subject to compliance with any of the Company’s liquidity, covenant, leverage and regulatory requirements and the approval and continuation of such program by the Board in light of its duties under applicable law, shares of the Company’s common stock in an aggregate amount of up to $20,000 at market prices at any time the shares of the Company’s common stock trade below ninety percent (90%) of its then-most recently disclosed net asset value per share. The $20,000 maximum repurchase amount will be reduced by any amounts provided for under Rule 10b5-1 plans entered into by certain of the Company’s affiliates with respect to its common stock for a similar time period at the same price. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020, subject to the trading price of the Company’s common stock on that date, and the repurchase plan will be in effect through January 31, 2021.

The following table summarizes our share repurchases under the Company’s stock repurchase program for the three months ended March 31, 2020. There were no share repurchases for the three months ended March 31, 2019.

	For the three months ended March 31,
	2020	2019
Dollar amount repurchased	$1,882	$—
Shares repurchased	159,228	—
Average price per share (including commission)	$11.82	$—
Weighted average discount to net asset value(1)	39.12%	—

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020.

On April 9, 2020, our Board of Directors unanimously approved the termination of the Company’s stock repurchase program in order to preserve our financial flexibility and liquidity given the potential prolonged impact of the coronavirus pandemic (“COVID-19”).

On April 15, 2020, the Company repaid $17,000 of 6.25% InterNotes® at par plus accrued interest.

At the Annual Meeting of Stockholders on May 4, 2020, stockholders approved a proposal to reduce the asset coverage ratio to 150%. Such asset coverage ratio became effective on May 5, 2020.

On May 11, 2020, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about July 15, 2020 to stockholders of record as of June 30, 2020.

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

The term “mezzanine” or “unsecured debt” refers to an investment in a company that, among other factors, includes debt that generally ranks senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

From Inception through June 25, 2015, we devoted substantially all of our efforts to establishing the business and raising capital commitments from private investors. Between June 26, 2015 and January 31, 2020, we entered into subscription agreements with several investors, including Crescent Capital Group LP and its affiliates (“CCG LP”), providing for the private placement of our common stock. We commenced investment operations on June 26, 2015. We were listed and began trading on the NASDAQ stock exchange on February 3, 2020.

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

On January 31, 2020, we completed the Alcentra Acquisition, pursuant to the terms and conditions of the Merger Agreement. To effect the acquisition, Acquisition Sub merged with and into Alcentra Capital, with Alcentra Capital surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, Alcentra Capital consummated the Second Merger, whereby it merged with and into us, with Crescent Capital BDC surviving the merger. Pursuant to the Merger Agreement, Alcentra Capital stockholders received the right to the following merger consideration in exchange for each share of Alcentra Capital common stock outstanding immediately prior to January 31, 2020, (a) $3.1784 per share in cash consideration (less the $0.80 final dividend declared by Alcentra Capital) and (b) stock consideration at the fixed exchange ratio of 0.4041 shares of Common Stock. This resulted in our then-existing stockholders owning approximately 82% of us and Alcentra Capital’s then-existing stockholders owning approximately 18% of us.

The aggregate cash consideration was comprised of (i) $19.3 million in cash, or $1.5023 per share, from us (less $10.3 million or $0.8000 per share in final dividends paid by Alcentra Capital on January 31, 2020) and (ii) $21.6 million in cash, or $1.6761 per share, in transaction support provided by the Advisor.

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

The Investment Advisor

Our investment activities are managed by the Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor has entered into a resource sharing agreement with Crescent Capital Group LP (“CCG LP”), pursuant to which CCG LP provides the Advisor with experienced investment professionals (including the members of the Advisor’s investment committee) and access to the resources of CCG LP so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Through the resource sharing agreement, the Advisor intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of CCG LP’s investment professionals.

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

In addition, we may receive other income, which may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan using the effective yield method.

Expenses

Our primary operating expenses include the payment of management fees and incentive fees to the Advisor under the Investment Advisory Agreement, as amended, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Initial Administration Agreement”), operating costs associated with our sub-administration, custodian and transfer agent agreements with State Street Bank and Trust Company and other operating costs described below. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to a BDC from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On March 3, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective March 3, 2021. If the stockholder proposal is passed at the Annual Meeting on May 4, 2020, the lower asset coverage requirements will be effective the day after the Annual Meeting.

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

As of March 31, 2020 and December 31, 2019, our portfolio at fair value was comprised of the following:

	March 31, 2020		December 31, 2019
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$387.2	43.8%	$351.3	48.3%
Unitranche First Lien	294.2	33.3	218.3	30.1
Unitranche First Lien – Last Out	14.6	1.6	16.2	2.2
Senior Secured Second Lien	102.9	11.7	58.9	8.1
Unsecured Debt	8.6	1.0	7.4	1.0
Equity & Other	31.8	3.6	21.4	3.0
LLC/LP Equity Interests	43.9	5.0	53.0	7.3

Total investments	$883.2	100.0%	$726.5	100.0%

The following table shows the asset mix of investments made at cost, inclusive of revolver and delayed draw fundings, during the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020 (1)		Three Months Ended March 31, 2019
Investment Type	Cost	Percentage	Cost	Percentage
Senior Secured First Lien	$42.2	36.0%	$17.2	27.0%
Unitranche First Lien	66.7	56.8	8.6	13.6
Unitranche First Lien – Last Out	—	—	15.0	23.7
Senior Secured Second Lien	—	—	2.0	3.2
Unsecured Debt	—	—	—	—
Equity & Other	—	—	0.0	0.0
LLC/LP Equity Interests	8.5	7.2	20.6	32.5

Total investments	$117.4	100.0%	$63.4	100.0%

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The asset acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

For the three months ended March 31, 2020, we had principal repayments and sales of $73.8 million. For the three months ended March 31, 2020, we had a portfolio increase, excluding assets acquired in the Alcentra Acquisition, of $43.6 million based on amortized cost.

For the three months ended March 31, 2019, we had principal repayments and sales of $39.8 million. For the three months ended March 31, 2019, we had a portfolio increase of $23.6 million based on amortized cost.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted average yield on income producing debt securities (at cost) (1)	7.8%	8.2%
Percentage of debt bearing a floating rate (at fair value)	96.0%	97.9%
Percentage of debt bearing a fixed rate (at fair value)	4.0%	2.1%
Number of portfolio companies	127	98

(1)	Yield excludes investments on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$849.5	96.6%	$645.4	98.1%
Non-accrual	30.1	3.4	12.6	1.9

Total income producing debt securities	$879.6	100.0%	$658.0	100.0%

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

As of March 31, 2020, we had investments in four portfolio companies with seven investment positions on non-accrual status, which represented 3.4% and 1.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, we had investments in one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2020 and December 31, 2019.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2020 and December 31, 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2020		December 31, 2019
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$10.3	1.2%	$19.1	2.6%
2	691.8	78.3	653.1	89.9
3	165.6	18.7	47.8	6.6
4	15.5	1.8	6.5	0.9
5	—	—	—	—

Total	$883.2	100.0%	$726.5	100.0%

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2020 and 2019 were as follows:

	For the three months ended
	March 30, 2020	March 31, 2019
Total investment income	$18.8	$11.4
Less: Total net expenses	7.0	4.6

Net investment income before taxes	11.8	6.8
Income and excise taxes	0.2	0.0

Net investment income	11.6	6.8
Net realized gain (loss) on investments (1)	(0.2)	(0.3)
Net unrealized appreciation (depreciation) on investments (1)	(84.8)	2.8
Net unrealized appreciation (depreciation) on foreign currency forward contracts	2.2	(0.0)

Net realized and unrealized gains (losses) on investments	$(82.8)	$2.5

Realized loss on asset acquisition	(3.8)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	$(86.6)	$2.5

Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	0.5	(0.4)

Net increase (decrease) in net assets resulting from operations	$(74.5)	$8.9

(1)	Includes foreign currency transactions and translation.

Investment Income

	For the three months ended
	March 31, 2020	March 31, 2019
Interest income	$17.5	$10.8
Dividend income	0.9	0.4
Other investment income	0.4	0.3

Total investment income	$18.8	$11.5

Interest income, which includes amortization of upfront fees, increased from $10.8 million for the three months ended March 31, 2019 to $17.5 million for the three months ended March 31, 2020, due to an increase in the size of our portfolio largely related to the Alcentra Acquisition and organic net deployment. Included in interest from investments for the three months ended March 31, 2020 and March 31, 2019 are $1.1 million and $0.5 million in accelerated accretion of OID, respectively.

Dividend income increased from $0.4 million for the three months ended March 31, 2019 to $0.9 million for the three months ended March 31, 2020 due to GACP II LP and higher dividend payments from equity co-investments. Other investment income which includes prepayment fees, amortization of loan administration fees earned as the administration agent, and other miscellaneous fee income, remained relatively unchanged.

Expenses

	For the three months ended
	March 31, 2020	March 31, 2019
Interest and debt financing costs	$4.4	$2.8
Management fees	2.7	1.9
Incentive fees	1.9	1.0
Professional fees	0.3	0.2
Directors’ fees	0.1	0.1
Other general and administrative expenses	0.7	0.5

Total expenses	$10.1	6.5
Management fee waiver	(1.2)	(0.9)
Incentive fee waiver	(1.9)	(1.0)

Net expenses	$7.0	$4.6
Income and excise taxes	0.2	0.0

Total	$7.2	$4.6

Interest and Credit Facility Expenses

Interest and debt financing costs include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on our credit facilities. Interest and debt financing costs increased from $2.8 million for the three months ended March 31, 2019 to $4.4 million for the three months ended March 31, 2020. This increase was primarily due to an increase in the weighted average debt outstanding largely due to the Alcentra Acquisition from $231.7 million for the three months ended March 31, 2019 to $388.9 million for the three months ended March 31, 2020. Average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding decreased from 4.6% for the three months ended March 31, 2019 to 4.0% for the three months ended March 31, 2020, primarily driven by decreasing benchmark rates.

Investment Advisory Agreements

On June 2, 2015, we entered into an investment advisory agreement with the Advisor (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by our stockholders on January 29, 2020 in connection with the Alcentra Acquisition. Under the terms of the Amended and Restated Investment Advisory Agreement, the Advisor will provide investment advisory services to us and our portfolio investments. The Advisor’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Advisory Agreements, the Advisor is entitled to receive a base management fee and may receive certain incentive fees, as discussed below.

Base Management Fee (prior to February 1, 2020)

Prior to February 1, 2020, pursuant to the Investment Advisory Agreement, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The base management fee was calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for share issuances or repurchases during the current calendar quarter.

Under the Investment Advisory Agreement, the Advisor agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay our expenses) during the period prior to February 3, 2020, the date of the our qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). The listing of our Common Stock on NASDAQ on February 3, 2020 qualified as a Qualified IPO. The Advisor is not permitted to recoup any waived amounts at any time.

New Base Management Fee (effective February 1, 2020)

Effective February 1, 2020, pursuant to the Amended and Restated Investment Advisory Agreement, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

In addition, under the terms of the Amended and Restated Advisory Agreement, the Advisor agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% shall be charged for such time period. The Advisor is not permitted to recoup any waived amounts at any time.

For the three months ended March 31, 2020 and 2019, we incurred management fees of $2.7 million and $1.9 million, respectively, of which $1.2 million and $0.9 million, respectively, were waived. $1.5 million and $1.0 million, which are net of the aforementioned waived amounts, were payable at March 31, 2020 and December 31, 2019, respectively.

The Advisor has voluntarily waived its right to receive management fees on our investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the three months ended March 31, 2020 and 2019, management fees were waived attributable to our investment in GACP II LP. These amounts are nominal and excluded from the management fee waived amounts above.

Incentive Fee (prior to February 1, 2020)

Under the Investment Advisory Agreement, the Incentive Fee consisted of two parts. The first part, the income incentive fee, was calculated and payable quarterly in arrears and equaled (a) 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6.0% annualized) (the “Hurdle”), and a catch-up feature until the Advisor received 15% of the pre-incentive fee net investment income for the current quarter up to 1.7647% (the “Catch-up”), and (b) 15% of all remaining pre-incentive fee net investment income above the “Catch-up.”

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 15.0% of our realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

At the 2018 Annual Meeting of Stockholders, in connection with the extension of the deadline to consummate a Qualified IPO, the Advisor agreed to waive its rights under the Investment Advisory Agreement to (i) the income incentive fee and (ii) the capital gain incentive fee for the period from April 1, 2018 through February 1, 2020.

Incentive Fee (effective February 1, 2020)

Under the Amended and Restated Investment Advisory Agreement, the Incentive Fee consists of two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% per quarter (7.0% annualized) (the “Hurdle”), and a catch-up feature until the Advisor has received 17.5%, of the pre-incentive fee net investment income for the current quarter up to 2.1212% (the “Catch-up”), and (b) 17.5% of all remaining pre-incentive fee net investment income above the “Catch-up.”

In addition, under the terms of the Amended and Restated Investment Advisory Agreement, the Advisor agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Once the Advisor begins to earn income incentive fees, the Advisor will voluntarily waive the income incentive fees attributable to the investment income accrued by us as a result of its investment in GACP II.

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 17.5% of our realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Since the Qualified IPO occurred on a date other than the first day of a calendar quarter, the income incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after a Qualified IPO based on the number of days in such calendar quarter before and after the Qualified IPO. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15.0% of our realized capital gains on a cumulative basis from Inception through the day before the Qualified IPO, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Following the Qualified IPO, solely for the purposes of calculating the capital gains incentive fee, we will be deemed to have previously paid capital gains incentive fees prior to a Qualified IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the Qualified IPO by (b) the percentage obtained by dividing (x) 17.5% by (y) 15.0%. In the event that the Amended and Restated Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% or 1.75% per quarter, 6.00% or 7.00% annualized, prior to and effective February 1, 2020, respectively, and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the three months ended March 31, 2020, we incurred income incentive fees of $1.9 million, of which $1.9 million was waived. $0 was payable at March 31, 2020. For the three months ended March 31, 2019, we incurred income incentive fees of $1.0 million, of which $1.0 million was waived. $0 was payable at March 31, 2019.

GAAP Incentive Fee on Cumulative Unrealized Capital Appreciation

We accrue, but do not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, we are required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Amended and Restated Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 15% (pre February 3, 2020) or 17.5% (effective February 3, 2020) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2020 and 2019, we incurred no capital gains incentive fees.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the Sub-Administration Agreements, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with our operations and investment activity. Professional fees increased from $0.2 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020, while other general and administrative expenses increased from $0.5 million for the three months ended March 31, 2019 to $0.7 million for the three months ended March 31, 2020. The net increase in expenses was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We had agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1.5 million on a pro rata basis over the first $350.0 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. The initial 3 year term was later extended to June 30, 2019, with shareholder approval. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million.

During the reimbursement period which began on June 26, 2015 and expired on June 30, 2019, the Advisor had allocated to the Company $0.8 million of equity offering costs and $0.6 million of organization costs.

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

In order to not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2020 and March 31, 2019, we expensed an excise tax of $0.2 million and $0.0 million, respectively, of which $0.1 million and $0.0 million remained payable, respectively.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended March 31, 2020 and March 31, 2019, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the three months ended
	March 31, 2020	March 31, 2019
Realized losses on investments	$(0.0)	$(0.2)
Realized gains on investments	0.0	—
Realized gains on foreign currency transactions	0.1	0.0
Realized losses on foreign currency transactions	(0.3)	(0.1)

Net realized gains (losses) on investments	$(0.2)	$(0.3)

Change in unrealized depreciation on non-controlled and non-affiliated investments	$(55.6)	$0.4
Change in unrealized appreciation on non-controlled and non-affiliated investments	(7.3)	2.4
Change in unrealized depreciation on non-controlled and affiliated investments	(3.0)	—

	For the three months ended
	March 31, 2020	March 31, 2019
Change in unrealized appreciation on non-controlled and affiliated investments	(0.5)	—
Change in unrealized depreciation on foreign currency translation	(1.6)	0.2
Change in unrealized appreciation on foreign currency translation	0.0	0.0
Change in unrealized depreciation on controlled and affiliated investments	(16.4)	(0.2)
Change in unrealized appreciation on controlled and affiliated investments	(0.4)	—
Change in unrealized appreciation on foreign currency forwards	2.2	0.1
Change in unrealized depreciation on foreign currency forwards	—	(0.1)

Net unrealized appreciation (depreciation) on investments	$(82.6)	$2.8

Realized loss on asset acquisition	(3.8)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	$(86.6)	$2.5

For the three months ended March 31, 2020, the unrealized depreciation on debt and equity investments was largely due to increased market volatility and wider credit spreads resulting from the COVID-19 pandemic in March.

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

During the three months ended March 31, 2020 and March 31, 2019, our average U.S. Dollar notional exposure to foreign currency forward contracts were $30.4 million and $10.8 million, respectively.

Senior Loan Fund

The Senior Loan Fund, an unconsolidated limited liability company, was formed on September 26, 2018 and commenced operations in February 2019. We invest together with Masterland through the Senior Loan Fund. Masterland is a wholly owned subsidiary of China Orient Asset Management (International) Holding Limited (HK). The Senior Loan Fund’s principal purpose is to make investments in broadly syndicated bank loans, either directly or indirectly through its wholly owned subsidiary, CBDC Senior Loan Sub LLC. We along with Masterland, have each subscribed to fund $40.0 million. Except under certain circumstances, contributions to the Senior Loan Fund cannot be redeemed. The Senior Loan Fund is managed by a four member board of managers, on which we and Masterland have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Since we do not have a controlling financial interest in the Senior Loan Fund, it is not consolidated. The Senior Loan Fund is an investment company and measured using the net asset value per share as a practical expedient for fair value.

We along with Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

	March 31, 2020
Member	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40.0	$39.0	$1.0
Masterland	40.0	39.0	1.0

Total	$80.0	$78.0	$2.0

	December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40.0	$34.0	$6.0
Masterland	40.0	34.0	6.0

Total	$80.0	$68.0	$12.0

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), as amended, which permitted up to $300.0 million of borrowings as of March 31, 2020. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC. The interest rate on the credit facility is London Interbank Offered Rate (“LIBOR”), with no LIBOR floor, plus margin, which ranges between 1.25% and 1.45% based on pricing of the pledged collateral.

As of March 31, 2020, and December 31, 2019, the Senior Loan Fund had total investments in senior secured debt at fair value of $250.0 million and $275.1 million.

Below is a summary of the Senior Loan Fund’s portfolio, followed by a listing of the individual loans in the Senior Loan Fund’s portfolio as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020	As of December 31, 2019
Total senior secured debt(1)	$285,811	$275,624
Weighted average current interest rate on senior secured debt(2)	4.2%	4.9%
Number of borrowers in the Senior Loan Fund’s portfolio	178	169
Largest loan to a single borrower	$3,500	$3,500
Senior Secured First Lien investments as % of total investments, at fair value	100.0%	100.0%
United States based investments as % of total investments, at fair value	89.0%	89.7%
Non-accrual investments as % of total investments, at cost	0.2%	0.0%
(1)	At par amount, including unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Below is selected balance sheet information for the Senior Loan Fund as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$250.0	$275.1
Cash and cash equivalents	20.8	7.9
Other assets	1.2	6.7

Total assets	$272.0	$289.7

Debt (net of deferred financing costs of $0.3 and $0.2 million, respectively)	$212.7	$205.8
Other liabilities	14.1	15.0

Total liabilities	$226.8	$220.8

Members’ Capital	45.2	68.9

Total liabilities and members’ capital	$272.0	$289.7

Below is selected statements of operations information for the Senior Loan Fund for the three months ended March 31, 2020 and March 31, 2019:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Selected Statements of Operations Information:
Total investment income	$3.5	$0.1
Expenses
Interest and other debt financing costs	1.6	0.0
Professional fees	0.0	0.1
Other general and administrative expenses	0.1	0.0

Total expenses	1.7	0.1

Net investment income (loss)	1.8	0.0

Net realized gain (loss) on investments	(0.2)	0.0
Net change in unrealized appreciation (depreciation) on investments	(35.3)	(0.5)

Net increase (decrease) in members’ capital	$(33.7)	$(0.5)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, we had $11.5 million in cash on hand. The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and, (4) cash distributions to the holders of our common stock.

We expect to generate additional cash from (1) borrowings from our SPV Asset Facility and Corporate Revolving Facility and from other banks, lenders, or future issuances of debt securities; and, (2) cash flows from operations.

As of March 31, 2020, we had $11.5 million in cash and cash equivalents and restricted cash and cash equivalents and $156.5 million of undrawn capacity on its revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations.

We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. For example, we saw an unprecedented level of calls for revolver fundings and a slowing in our expected repayments in March. High market spreads and other economic volatility resulted in significant depreciation in the valuations of our investments, which may adversely impact collateral eligibility, which would reduce the availability under our credit facilities. However, the undrawn capacity under our facilities as of March 31, 2020 is well in excess of our unfunded commitments.

As of March 31, 2020, the Company was in compliance with its asset coverage requirements under the 1940 Act. In addition, the Company was in compliance with all the financial covenant requirements of its credit facilities as of March 31, 2020. However, any continued increase in realized or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the Company’s access to sufficient debt and equity capital.

It is impossible at this time to determine the full scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on the Company.

Capital Share Activity

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of the Alcentra Acquisition, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase our common shares up to the amount of their respective capital commitments on an as-needed basis. The remaining unfunded commitments related to these Subscription Agreements were $44.3 million as of December 31, 2019. As of January 31, 2020, the date the private placement commitments expired, all unfunded commitments were drawn.

Between June 26, 2015, commencement of operations, and January 31, 2020, pursuant to the Subscription Agreements, we issued 23,127,335 of common shares for aggregate proceeds of $456.3 million. Proceeds from the issuance were used to fund our investing activities and for other general corporate purposes. We have received all amounts relating to the issued capital drawdown notices.

In connection with the Alcentra Acquisition, we issued 5,203,016 shares as part of the consideration paid for net assets acquired.

During the three months ended March 31, 2020, we issued 30,128 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million. During the three months ended March 31, 2019, we issued 15,149 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.3 million.

Debt

Debt consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$228.2	$121.8	$228.2	$209.9	3.73%
Corporate Revolving Facility	200.0	165.3	34.7	165.3	149.2	3.91%
Internotes ®	33.4	33.4	—	33.4	29.8	6.40%

Total Debt	$583.4	$426.9	$156.5	$426.9	$388.9	4.00%

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$250.0	$220.7	$29.3	$220.7	$201.0	4.40%
Corporate Revolving Facility	200.0	104.7	95.3	104.7	$74.9	4.07%

Total Debt	$450.0	$325.4	$124.6	$325.4	$275.9	4.37%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.

The carrying value of our debt as of March 31, 2020 and December 31, 2019 approximates our fair value as the debt, issued at market terms, includes variable interest rates.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended (the “SPV Asset Facility”) with us as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. Between February 8, 2017 and March 10, 2020, we entered into multiple amendments to the SPV Asset Facility to increase the facility limit from $75 million to $350 million, among other things.

The maximum commitment amount under the SPV Asset Facility is $350 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of: (a) the date the borrower voluntarily reduces the commitments to zero, (b) March 10, 2025 (the Facility Maturity Date) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.20% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Also on March 28, 2016, we, as seller, and CCAP SPV, as purchaser, entered into a loan sale agreement whereby we will sell certain assets to CCAP SPV. We consolidate CCAP SPV in our consolidated financial statements and no gain or loss is expected to result from the sale of assets to CCAP SPV. We retain a residual interest in assets contributed to or acquired by CCAP SPV through our 100% ownership of CCAP SPV. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

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

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.30% margin. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

The Corporate Revolving Facility replaced the prior corporate revolving facility with Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. The maximum principal amount of the prior corporate revolving facility was $85 million, subject to availability under the borrowing base.

Borrowings under the prior corporate revolving facility bore interest at LIBOR plus a margin with no LIBOR floor. We paid unused facility fees of 0.20% per annum on committed but undrawn amounts under the prior corporate revolving facility. Interest was payable monthly in arrears. We paid down in full and terminated the prior corporate revolving facility on August 20, 2019.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, we assumed $50.3 million of direct unsecured fixed interest rate obligations (“InterNotes®”). The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. On March 11, 2020, we redeemed $16.9 million of Internotes® at par plus $0.4 million of accrued interest.

These notes are direct unsecured obligations and each series of notes has been issued by a separate trust (administered by U.S. Bank). The notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, and InterNotes® for the three months ended March 31, 2020 and March 31, 2019, were as follows:

	For the three months ended
	March 31, 2020	March 31, 2019
Borrowing interest expense	$3.9	$2.6
Unused facility fees	0.2	0.0
Amortization of financing costs	0.3	0.2

Total interest and credit facility expenses	$4.4	$2.8

Weighted average interest rate	4.00%	4.56%
Weighted average outstanding balance	$388.9	$231.7

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

The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to a BDC from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On March 3, 2020, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective March 3, 2021. If the stockholder proposal is passed at the Annual Meeting on May 4, 2020, the lower asset coverage requirements will be effective the day after the Annual Meeting.

As of March 31, 2020 and December 31, 2019, our asset coverage ratio was 2.08 to 1 and 2.25 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

STOCK REPURCHASE PROGRAM

We entered into a repurchase plan, pursuant to which we agreed to repurchase in open market transactions, subject to compliance with any of the liquidity, covenant, leverage and regulatory requirements and the approval and continuation of such program by the Board in light of its duties under applicable law, shares of our common stock in an aggregate amount of up to $20.0 million at market prices at any time our common stock trades below ninety percent (90%) of its then-most recently disclosed net asset value per share. The $20.0 million maximum repurchase amount will be reduced by any amounts provided for under Rule 10b5-1 plans entered into by certain affiliates with respect to its common stock for a similar time period at the same price. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020, subject to the trading price of our common stock on that date, and the repurchase plan will be in effect through January 31, 2021.

For the three months ended March 31, 2020, we repurchased 159,228 shares at an average price per share, including commissions, of $11.82.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2020 and December 31, 2019, we had aggregate unfunded commitments totaling $72.0 million and $82.7 million including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. During the three months ended March 31, 2020, the Company recorded $18.3 million in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the three months ended March 31, 2019, the Company recorded $8.4 million in transfers from Level 3 to Level 2 and $7.5 million in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

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

The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:

•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	The Advisor’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.

•	The Board reviews the recommended valuations and determines the fair value of each investment.

We currently conduct this valuation process on a quarterly basis.

In connection with debt and equity securities that are valued at fair value in good faith by the Board, the Board will periodically engage independent third-party valuation firms to estimate a range of fair values for a sample of investments, which are used to corroborate management’s fair value estimates.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

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

As of March 31, 2020, we had four portfolio company with seven investment positions on non-accrual status, which represented 3.4% and 1.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, we had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively.

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

In order for us not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. We accrue excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three months ended March 31, 2020, we expensed an excise tax of $0.2 million, of which $0.1 million remained payable. For the three months ended March 31, 2019 we expensed an excise tax of $0.0 million, of which $0.0 million remained payable.

CBDC Universal Equity, Inc. and Alcentra BDC Equity Holdings, LLC are taxable entities (“Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements.

For the three months ended March 31, 2020 and 2019, we recognized a benefit/(provision) for taxes of $0.5 million and $(0.4) million, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. As of March 31, 2020 and December 31, 2019, $0.8 million and $0.9 million, respectively, was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of March 31, 2020 and December 31, 2019, $0.8 million and $0.4 million, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

For the three months ended March 31, 2020 and March 31, 2019, there were no realized gains on investments requiring a recognition of a tax provision.

We intend to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2020, we are subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

Recent Developments

On April 9, 2020, our Board of Directors unanimously approved the termination of our stock repurchase program in order to preserve our financial flexibility and liquidity given the potential prolonged impact of COVID-19.

On April 15, 2020, we repaid $17.0 million of 6.25% InterNotes® at par plus accrued interest.

At the Annual Meeting of Stockholders on May 4, 2020, stockholders approved a proposal to reduce the asset coverage ratio to 150%. Such asset coverage ratio became effective on May 5, 2020.

On May 11, 2020, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about July 15, 2020 to stockholders of record as of June 30, 2020.

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

As of March 31, 2020, 96.0% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$25.2	$11.8	$13.4
Up 200 basis points	$16.7	$7.9	$8.8
Up 100 basis points	$8.3	$3.9	$4.4
Down 25 basis points	$(2.0)	$(1.0)	$(1.0)
Down 100 basis points	$(4.8)	$(3.9)	$(0.9)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2020, we had £9.1 million and €15.9 million notional exposure to foreign currency forward contracts related to investments totaling £9.4 million and €16.5.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2020.

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Events outside of our control, including public health crises such as COVID-19, may negatively affect the results of our operations.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as “COVID-19” was first detected in China in December 2019 and has now been detected globally. On March 11, 2020, the World Health Organization announced that it had made the assessment that COVID-19 can be characterized as a pandemic. COVID-19, and concern about its spread has resulted in severe disruptions to global financial markets, restrictions on travel and gatherings of any measurable amount of people, including quarantines, expedited and enhanced health screenings, business and school closings, disruptions to employment and supply chains and reduced productivity, all of which have severely impacted business activity in virtually all economies, markets and sectors and negatively impacted the value of many financial and other assets.

The current economic situation and the unprecedented measures taken by state, local and national governments around the world to combat the spread of COVID-19 and its economic impacts, as well as various social, political and psychological tensions in the United States and around the world, may continue to contribute to severe market disruptions and volatility and reduced economic activity, may have long-term negative effects on the U.S. and worldwide financial markets and economy and may cause further economic uncertainties in the United States and worldwide. It is difficult to predict how long the financial markets and economic activity will continue to be impacted by these events and we cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility in regards to us include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;

•	inability of us to accurately or reliably value its portfolio;

•

inability of us to comply with certain asset coverage ratios that would prevent us from paying dividends to our common stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;

•	inability of us to pay any dividends and distributions or service its debt;

•	inability of us to maintain our status as a regulated investment company under the Code;

•	potentially severe, sudden and unexpected declines in the value of our investments;

•	increased risk of default or bankruptcy by the companies in which we invest;

•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•

reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;

•	limited availability of new investment opportunities;

•	inability of us to replace our existing leverage when it becomes due or to replace it on terms as favorable as our existing leverage;

•	a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and

•	general threats to our ability to continue investment operations and to operate successfully as a business development company.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Accordingly, an investment in us is subject to an elevated degree of risk as compared to other market environments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In connection with the closing of the Alcentra Acquisition, we entered into a repurchase plan, pursuant to which we agreed to repurchase in open market transactions, subject to compliance with any of the liquidity, covenant, leverage and regulatory requirements and the approval and continuation of such program by the Board in light of its duties under applicable law, shares of our common stock in an aggregate amount of up to $20.0 million at market prices at any time our common stock trades below ninety percent (90%) of its then-most recently disclosed net asset value per share. The $20.0 million maximum repurchase amount will be reduced by any amounts provided for under Rule 10b5-1 plans entered into by certain affiliates with respect to its common stock for a similar time period at the same price. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020, subject to the trading price of our common stock on that date, and the repurchase plan will be in effect through January 31, 2021.

We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

On April 9, 2020, our Board of Directors unanimously approved the suspension of our stock repurchase program.

The following table presents information with respect to our stock repurchase program during the three months ended March 31, 2020.

	For the three months ended March 31,
	2020	2019
Dollar amount repurchased	$1.9	$—
Share repurchased	159,228	—
Average price per share (including commission)	$11.82	$—
Weighted average discount to net asset value(1)	39.12%	—

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares in connection with the stock repurchase plan for each month in the three month period ended March 31, 2020:

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	$—	—	$—
February 2020	—	—	—
March 2020	11.82	159,228	18.1

Total	$11.82	159,228	$18.1

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Quarterly Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements on page F-1 of this quarterly report on Form 10-Q.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

3.	Exhibits—The following is a list of all exhibits filed as a part of this quarterly report on Form 10-Q, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

4.2	Form of Base Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 3, 2020).

4.3	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 3, 2020).

4.4	Form of First Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 3, 2020).

4.5	Form of Global Note relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture) (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on February 3, 2020).

4.6	Form of Seventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on February 3, 2020).

4.7	Form of Global Note relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K filed on February 3, 2020).

4.8	Form of Eighth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (incorporated by reference to Exhibit 4.77 to the Company’s Form 8-K filed on February 3, 2020).

4.9	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture) (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed on February 3, 2020).

4.10	Form of Ninth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K filed on February 3, 2020).

4.11	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture) (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K filed on February 3, 2020).

4.12	Form of Tenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K filed on February 3, 2020).

4.13	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture) (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K filed on February 3, 2020).

4.14	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.13 to the Company’s Form 8-K filed on February 3, 2020).

4.15	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture) (incorporated by reference to Exhibit 4.14 to the Company’s Form 8-K filed on February 3, 2020).

4.16	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.15 to the Company’s Form 8-K filed on February 3, 2020).

4.17	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture) (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K filed on February 3, 202)).

4.18	Form of Thirteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K filed on February 3, 2020).

4.19	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Thirteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.18 to the Company’s Form 8-K filed on February 3, 2020)).

4.20	Form of Fourteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.19 to the Company’s Form 8-K filed on February 3, 2020).

4.21	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fourteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.20 to the Company’s Form 8-K filed on February 3, 2020).

4.22	Form of Fifteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.21 to the Company’s Form 8-K filed on February 3, 2020).

4.23	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fifteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.22 to the Company’s Form 8-K filed on February 3, 2020).

4.24	Form of Sixteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.23 to the Company’s Form 8-K filed on February 3, 2020).

4.25	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Sixteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.24 to the Company’s Form 8-K filed on February 3, 2020).

4.26	Form of Seventeenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.25 to the Company’s Form 8-K filed on February 3, 2020).

4.27	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Seventeenth Supplemental Indenture) (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K filed on February 3, 2020).

4.28	Form of Eighteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Company’s Form 8-K filed on February 3, 2020).

4.29	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Eighteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.28 to the Company’s Form 8-K filed on February 3, 2020).

4.30	Form of Nineteenth Supplemental Indenture by and among Alcentra Capital Corporation, the Company and U.S. Bank National Association relating to the assumption of the Alcentra Capital InterNotes® (incorporated by reference to Exhibit 4.29 to the Company’s Form 8-K filed on February 3, 2020).

4.31	Description of Securities (incorporated by reference to Exhibit 4.31 to the Company’s current report on Form 10-K filed on March 4, 2020).

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.9	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.10	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.11	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.12	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

10.13	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q, filed on May 10, 2019)

10.14	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

10.15	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.16	Second Amendment to Revolving Credit Agreement, dated June 13, 2019, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 13, 2019).

10.17	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.18	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: May 12, 2020	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 12, 2020	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer