Form 10-Q
period 2020-06-30
Crescent Capital BDC, Inc.
filed 2020-08-10
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 10, 2020 was 28,167,360.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands except share and per share data)

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $864,843 and $675,329, respectively)	$821,831	$671,582
Non-controlled affiliated (cost of $33,782 and $19,766, respectively)	42,890	20,507
Controlled (cost of $39,000 and $34,000, respectively)	30,513	34,442
Cash and cash equivalents	3,514	4,576
Restricted cash and cash equivalents	8,043	8,851
Receivable for investments sold	11,393	160
Interest receivable	3,980	2,832
Unrealized appreciation on foreign currency forward contracts	2,672	758
Deferred tax assets	762	421
Other assets	712	3,046

Total assets	$926,310	$747,175

Liabilities
Debt (net of deferred financing costs of $4,504 and $3,431, respectively)	$395,829	$322,010
Distributions payable	11,548	8,554
Interest and other debt financing costs payable	3,345	3,545
Accrued expenses and other liabilities	2,553	3,788
Management fees payable	1,660	1,343
Deferred tax liabilities	959	879
Directors’ fees payable	110	74
Unrealized depreciation on foreign currency forward contracts	8	65

Total liabilities	$416,012	$340,258

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 28,167,360 and 20,862,314 shares issued and outstanding, respectively)	28	21
Paid-in capital in excess of par value	558,913	414,293
Accumulated loss	(48,643)	(7,397)

Total Net Assets	$510,298	$406,917

Total Liabilities and Net Assets	$926,310	$747,175

Net asset value per share	$18.12	$19.50

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$15,689	$10,523	$32,292	$20,875
Paid-in-kind interest	697	172	1,246	337
Dividend income	712	508	1,604	931
Other income	620	500	1,060	744
From non-controlled affiliated investments:
Interest income	328	265	671	537
Paid-in-kind interest	481	—	485	—
From controlled investments:
Dividend income	800	550	800	550

Total investment income	19,327	12,518	38,158	23,974

Expenses:
Interest and other debt financing costs	3,631	3,173	7,980	5,982
Management fees	2,767	2,160	5,418	4,050
Incentive fees	2,267	1,107	4,199	2,131
Professional fees	364	192	706	384
Directors’ fees	110	72	239	145
Organization expenses	—	49	—	91
Other general and administrative expenses	495	537	1,221	1,058

Total expenses	9,634	7,290	19,763	13,841
Management fee waiver	(1,107)	(1,044)	(2,264)	(1,947)
Incentive fee waiver	(2,267)	(1,107)	(4,199)	(2,131)

Net expenses	6,260	5,139	13,300	9,763

Net investment income before taxes	13,067	7,379	24,858	14,211
Income and excise taxes	111	3	349	6

Net investment income	12,956	7,376	24,509	14,205

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(1,136)	(660)	(1,023)	(921)
Foreign currency transactions	76	476	(161)	489
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	25,140	1,434	(39,300)	3,894
Non-controlled affiliated investments	11,878	80	8,367	616
Controlled investments	7,914	(472)	(8,929)	(713)
Foreign currency forward contracts	(218)	309	1,972	282

Net realized and unrealized gains (losses) on investments	43,654	1,167	(39,074)	3,647

Realized loss on asset acquisition	—	—	(3,825)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	43,654	1,167	(42,899)	3,647
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(193)	(31)	262	(480)

Net increase (decrease) in net assets resulting from operations	$56,417	$8,512	$(18,128)	$17,372

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$2.00	$0.54	$(0.67)	$1.15
Net investment income per share (basic and diluted):	$0.46	$0.47	$0.90	$0.94
Weighted average shares outstanding (basic and diluted):	28,168,643	15,703,473	27,190,817	15,087,362

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at March 31, 2020	28,200,547	$28	$559,239	$(93,512)	$465,755
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,956	12,956
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,060)	(1,060)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	44,714	44,714
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(193)	(193)
Stockholder distributions:
Repurchase of common stock	(33,187)	—	(326)	—	(326)
Distributions to stockholders	—	—	—	(11,548)	(11,548)

Total increase (decrease) for the three months ended June 30, 2020	(33,187)	—	(326)	44,869	44,543

Balance at June 30, 2020	28,167,360	$28	$558,913	$(48,643)	$510,298

Distributions declared					$0.41

Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	24,509	24,509
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,184)	(1,184)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(37,890)	(37,890)
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	262	262
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 13)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(192,415)	—	(2,208)	—	(2,208)
Distributions to stockholders	—	—	—	(23,118)	(23,118)

Total increase (decrease) for the six months ended June 30, 2020	7,305,046	7	144,620	(41,246)	103,381

Balance at June 30, 2020	28,167,360	$28	$558,913	$(48,643)	$510,298

Distributions declared					$0.82

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at March 31, 2019	14,703,566	$15	$292,260	$(3,627)	$288,648
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,376	7,376
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(184)	(184)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	1,351	1,351
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(31)	(31)
Stockholder distributions:
Issuance of common stock	1,524,312	1	29,998	—	29,999
Issuance of common shares pursuant to dividend reinvestment plan	17,918	—	353	—	353
Equity offering costs	—	—	(68)	—	(68)
Distributions to stockholders	—	—	—	(6,660)	(6,660)

Total increase (decrease) for the three months ended June 30, 2019	1,542,230	1	30,283	1,852	32,136

Balance at June 30, 2019	16,245,796	$16	$322,543	$(1,775)	$320,784

Distributions declared					$0.41

Balance at December 31, 2018	13,358,289	$13	$266,024	$(6,458)	$259,579
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	14,205	14,205
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(432)	(432)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,079	4,079
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(480)	(480)
Stockholder distributions:
Issuance of common stock	2,854,440	3	55,997	—	56,000
Issuance of common shares pursuant to dividend reinvestment plan	33,067	—	649	—	649
Equity offering costs	—	—	(127)	—	(127)
Distributions to stockholders	—	—	—	(12,689)	(12,689)

Total increase (decrease) for the six months ended June 30, 2019	2,887,507	3	56,519	4,683	61,205

Balance at June 30, 2019	16,245,796	$16	$322,543	$(1,775)	$320,784

Distributions declared					$0.82

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands except share and per share data)

(Unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(18,128)	$17,373

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(143,856)	(185,173)
Paid-in-kind interest income	(1,731)	(337)
Proceeds from sales of investments and principal repayments	134,110	58,636
Net realized (gain) loss on investments and foreign currency transactions	1,376	921
Realized loss on asset acquisition(2)	3,825	—
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	(12,884)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	39,862	(3,798)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1,972)	(282)
Amortization of premium and accretion of discount, net	(2,761)	(1,291)
Amortization of deferred financing costs	615	414
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(10,838)	37
(Increase) decrease in interest receivable	(146)	(1,518)
(Increase) decrease in deferred tax asset	(341)	—
(Increase) decrease in other assets	2,339	(85)
Increase (decrease) in payable for investments purchased	—	37,525
Increase (decrease) in management fees payable	317	153
Increase (decrease) in directors’ fees payable	36	79
Increase (decrease) in interest and credit facility fees and expenses payable	(1,034)	498
Increase (decrease) in deferred tax liability	80	480
Increase (decrease) in accrued expenses and other liabilities	(1,630)	(64)

Net cash provided by (used for) operating activities	(12,761)	(76,432)

Cash flows from financing activities:
Issuance of common stock	44,297	56,000
Repurchase of common stock	(2,208)	—
Financing costs paid related to revolving credit facilities	(1,688)	(642)
Distributions paid	(19,535)	(10,723)
Equity offering costs	—	(127)
Borrowings on debt	169,843	108,496
Repayments on debt	(145,927)	(77,925)
Repayments on InterNotes ®	(33,853)	—

Net cash provided by (used for) financing activities	10,929	75,079

Effect of exchange rate changes on cash denominated in foreign currency	(38)	25
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(1,870)	(1,328)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	13,427	10,369

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$11,557	$9,041

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$7,990	$5,071
Issuance of common stock pursuant to dividend reinvestment plan	$589	$649
Accrued but unpaid equity offering costs	$—	$68
Accrued but unpaid distributions	$11,548	$6,661
Issuance of shares in connection with asset acquisition (Note 13)(2)	$101,949	$—

(1)

As of June 30, 2020, the balance included cash and cash equivalents of $3,514 (including cash denominated in foreign currency of $391) and restricted cash and cash equivalents of $8,043, respectively. As of June 30, 2019, the balance included cash and cash equivalents of $9,041 (including cash denominated in foreign currency of $319) and restricted cash and cash equivalents of $0, respectively.

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(4)	—%	$(28)
Auto-Vehicle Parts, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(7)	5.50%	01/2023	4,590	4,552	0.9	4,377
Continental Battery Company(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	12/2022	6,612	6,540	1.3	6,544
Continental Battery Company(3) (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	12/2022	3,483	3,456	0.7	3,447
Continental Battery Company(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2022	—	(7)	—	(9)
Continental Battery Company(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	12/2022	3,953	3,915	0.8	3,912
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2024	—	(6)	—	(20)
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,456	2,420	0.4	2,332
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,382	2,341	0.4	2,261
POC Investors, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				11/2021	—	(5)	—	(11)
POC Investors, LLC(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	11/2021	13,593	13,503	2.6	13,445

						37,069	36,705	7.1	36,250

Capital Goods
Alion Science and Technology Corporation(3) (9)	Unsecured Debt			11.00%	08/2022	6,543	6,457	1.3	6,543
Envocore Holding, LLC(3)	Senior Secured First Lien Term Loan	L + 900 (200 Floor) (including 500 PIK)	(8)	11.00%	06/2022	18,144	15,437	2.6	13,531
Potter Electric Signal Company(3) (4) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan				12/2025	—	(18)	—	(39)
Potter Electric Signal Company(3) (6)	Senior Secured First Lien Revolver	P + 325	(11)	6.50%	12/2024	546	541	0.1	526
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(12)	5.50%	12/2025	2,493	2,472	0.5	2,406
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	12/2025	472	469	0.1	456

						28,198	25,358	4.6	23,423

Commercial & Professional Services
ASP MCS Acquisition Corp.(13)	Senior Secured First Lien Term Loan				05/2024	5,227	5,210	0.5	2,650
Battery Solutions, Inc.(3) (14)	Unsecured Debt	1200 + 200 PIK	(9)	14.00%	11/2021	1,250	1,228	0.2	1,192
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor)	(8)	9.50%	09/2023	750	740	0.1	695
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor)	(8)	9.50%	09/2023	300	295	0.1	278
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	09/2023	5,950	5,866	1.1	5,511
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	09/2023	621	612	0.1	575
CHA Holdings, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.57%	04/2025	1,018	1,015	0.2	942
CHA Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.57%	04/2025	4,830	4,812	0.9	4,468

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
DFS Intermediate Holdings, LLC(3) (5) (6)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(7)	6.25%	03/2022	$3,455	$3,423	0.7%	$3,389
DFS Intermediate Holdings, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	(7)	6.25%	03/2022	218	199	—	183
DFS Intermediate Holdings, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	03/2022	8,748	8,681	1.7	8,595
Digital Room Holdings, Inc.	Senior Secured First Lien Term Loan	L + 500	(15)	6.07%	05/2026	6,930	6,613	1.1	5,544
GH Holding Company(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.68%	02/2023	1,466	1,462	0.3	1,425
GI Revelation Acquisition, LLC	Senior Secured First Lien Term Loan	L + 500	(7)	5.18%	04/2025	7,359	7,331	1.3	6,739
Hepaco, LLC(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	4,177	4,148	0.8	3,988
Hepaco, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(7)	6.00%	08/2024	138	136	—	97
Hepaco, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	5,125	5,089	1.0	4,899
Hsid Acquisition, LLC(3) (4) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan				01/2026	—	(54)	—	(119)
Hsid Acquisition, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	(8)	5.50%	01/2026	525	511	0.1	494
Hsid Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	01/2026	4,339	4,257	0.8	4,161
Impact Group, LLC(3)	Senior Secured First Lien Term Loan	L + 737 (100 Floor)	(7)	8.37%	06/2023	7,078	5,484	1.1	5,559
Impact Sales, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 738 (100 Floor)	(7)	8.38%	06/2023	6,680	5,177	1.0	5,247
Institutional Shareholder Services, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(15)	5.57%	03/2026	2,963	2,921	0.5	2,767
Institutional Shareholder Services, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850	(15)	8.81%	03/2027	2,000	1,923	0.3	1,750
ISS Compressors Industries, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	(15)	6.70%	02/2026	812	805	0.2	785
ISS Compressors Industries, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.76%	02/2026	9,144	9,058	1.7	8,836
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	695	691	0.1	682
Jordan Healthcare, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	07/2022	450	448	0.1	442
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	4,001	3,982	0.8	3,931
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor)	(15)	9.82%	03/2025	467	461	0.1	442
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor)	(15)	9.82%	03/2025	8,102	7,942	1.5	7,677
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(9)	13.50%	03/2026	254	252	—	240
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(9)	13.50%	03/2026	764	756	0.1	719
Pinstripe Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.08%	01/2025	9,875	9,646	1.9	9,508
Pye-Barker Fire & Safety, LLC(3) (6) (16)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8) (11)	6.75%	11/2025	1,496	1,430	0.3	1,394
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	11/2025	10,074	9,820	1.9	9,800
Receivable Solutions, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(15)	6.00%	10/2024	120	116	—	111

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Receivable Solutions, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(15)	6.07%	10/2024	$2,184	$2,150	0.4%	$2,120
SavATree, LLC(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(8)	6.25%	06/2022	711	703	0.1	692
SavATree, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	(8)	6.25%	06/2022	361	357	0.1	350
SavATree, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	06/2022	3,928	3,896	0.8	3,845
Spear Education(3) (4) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan				02/2025	—	(29)	—	(48)
Spear Education(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	02/2025	6,858	6,793	1.3	6,753
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.68%	11/2024	5,000	4,917	1.0	4,849
UP Acquisition Corp.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	1,194	1,173	0.2	1,129
UP Acquisition Corp.(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)	(7)	7.25%	05/2024	391	371	0.1	322
UP Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	4,356	4,285	0.8	4,116
Valet Waste Holdings, Inc.	Senior Secured First Lien Term Loan	L + 375	(7)	3.93%	09/2025	14,737	14,709	2.7	13,927
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	707	702	0.1	641
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	4,418	4,389	0.8	4,007

						172,246	166,902	31.0	158,299

Consumer Durables & Apparel
EiKo Global, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	06/2023	300	291	0.1	284
EiKo Global, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	06/2023	3,240	3,197	0.6	3,170

						3,540	3,488	0.7	3,454

Consumer Services
BJH Holdings III Corp.(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	13,647	13,466	2.5	12,692
Cambium Learning Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850	(8)	8.81%	12/2026	5,000	4,857	0.9	4,475
Colibri Group LLC(3) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	1,343	1,316	0.3	1,299
Colibri Group LLC(3) (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	(7)	6.75%	05/2025	1,000	980	0.2	967
Colibri Group LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	8,168	7,996	1.5	7,899
COP Home Services Holdings, Inc.(3) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	05/2025	695	683	0.1	670
COP Home Services Holdings, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				05/2025	—	(8)	—	(17)
COP Home Services Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.93%	05/2025	3,457	3,399	0.7	3,332
HGH Purchaser, Inc.(3) (4) (6) (10)	Unitranche First Lien Delayed Draw Term Loan				11/2025	—	(38)	—	(102)
HGH Purchaser, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	11/2025	355	332	0.1	324
HGH Purchaser, Inc.(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.44%	11/2025	8,068	7,884	1.5	7,823

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(15)	5.82%	12/2023	$2,123	$2,081	0.4%	$2,074
Learn-It Systems, LLC(3) (6)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (50 Floor)	(8)	5.95%	03/2025	647	586	0.1	497
Learn-It Systems, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2025	—	(14)	—	(35)
Learn-It Systems, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (50 Floor)	(8)	5.00%	03/2025	4,345	4,243	0.8	4,095
New Mountain Learning(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 800 (100 Floor) (including 200 PIK)	(8)	7.00%	03/2024	365	361	0.1	360
New Mountain Learning(3) (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 800 (100 Floor) (including 200 PIK)	(8)	9.00%	03/2024	302	302	0.1	297
New Mountain Learning(3) (5) (6)	Senior Secured First Lien Revolver	L + 800 (100 Floor) (including 200 PIK)	(8)	9.00%	03/2024	76	75	—	74
New Mountain Learning(3)	Senior Secured First Lien Term Loan	L + 800 (100 Floor) (including 200 PIK)	(8)	9.00%	03/2024	1,802	1,778	0.3	1,774
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien Term Loan	L + 750	(7)	7.68%	05/2026	9,333	9,254	1.7	8,843
Southern Technical Institute, Inc.(3) (13) (14)	Senior Secured Second Lien Term Loan				12/2021	3,985	—	—	—
Teaching Strategies LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	05/2024	182	172	—	166
Teaching Strategies LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2024	9,187	9,027	1.7	8,941
United Language Group, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 675 (100 Floor)	(7)	7.75%	12/2021	400	396	0.1	369
United Language Group, Inc.(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	(7)	7.75%	12/2021	4,665	4,627	0.8	4,306
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	02/2025	6,440	6,450	1.2	5,909
WeddingWire, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825	(8)	8.56%	12/2026	5,000	4,952	0.9	4,775
Wrench Group LLC(3)	Senior Secured Second Lien Term Loan	L + 788	(8)	8.18%	04/2027	2,500	2,433	0.5	2,374

						93,085	87,590	16.5	84,181

Diversified Financials
CC SAG Acquisition Corp.(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(17)	6.50%	09/2025	401	370	0.1	376
CC SAG Acquisition Corp.(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2025	—	(21)	—	(12)
CC SAG Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2025	7,146	6,998	1.4	7,067
GGC Aperio Holdings, L.P.(3)	Unitranche First Lien Term Loan	L + 500	(8)	5.31%	10/2024	8,405	8,392	1.5	7,878
Goldentree Loan Management US CLO 2, Ltd.(3) (18)	CLO, Series 2017-2A, Class E	L + 470		5.84%	11/2030	2,000	1,897	0.3	1,656

						17,952	17,636	3.3	16,965

Energy
BJ Services, LLC(3) (13) (19)	Unitranche First Lien - Last Out Term Loan				01/2023	8,075	8,014	1.3	6,666
BJ Services, LLC(3)	Unitranche First Lien Term Loan	L + 700 (150 Floor)	(8)	8.50%	01/2023	4,750	4,718	0.9	4,475

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Black Diamond Oilfield Rentals, LLC(3) (8)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)		7.50%	12/2020	$10,386	$10,226	1.8%	$9,184

						23,211	22,958	4.0	20,325

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	06/2025	6,291	6,266	0.5	2,507
PetIQ, LLC(3) (18)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	07/2025	14,887	14,767	2.9	14,587

						21,178	21,033	3.4	17,094

Food, Beverage & Tobacco
Mann Lake Ltd.(3) (5) (6)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(8)	8.50%	10/2024	300	287	—	246
Mann Lake Ltd.(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(8)	8.50%	10/2024	3,846	3,787	0.7	3,615
Manna Pro Products, LLC(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(7)	7.00%	12/2023	1,018	1,013	0.2	941
Manna Pro Products, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 floor)	(7)	7.00%	12/2023	2,442	2,417	0.5	2,381
Manna Pro Products, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	12/2023	4,392	4,346	0.8	4,281

						11,998	11,850	2.2	11,464

Health Care Equipment & Services
Abode Healthcare, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	(8)	6.25%	08/2025	232	212	—	222
Abode Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2025	4,764	4,680	0.9	4,722
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	05/2025	7,366	6,972	1.2	6,029
Ameda, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	09/2022	188	185	—	162
Ameda, Inc.(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	09/2022	2,266	2,245	0.4	2,072
Avalign Technologies, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(15)	5.57%	12/2025	16,923	16,783	3.0	15,484
BAART Programs, Inc.(3) (20)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800 (100 Floor)	(12)	9.96%	03/2025	1,000	957	0.2	937
BAART Programs, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825 (100 Floor)	(12)	10.21%	03/2025	7,000	6,700	1.3	6,559
Centria Subsidiary Holdings, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 500	(11)	8.25%	12/2025	947	894	0.2	909
Centria Subsidiary Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2025	11,812	11,485	2.3	11,581
CRA MSO, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	(7)	6.50%	12/2023	140	137	—	135
CRA MSO, LLC(3)	Senior Secured First Lien Term Loan	L + 550(100 Floor)	(7)	6.50%	12/2023	1,231	1,214	0.2	1,198
ExamWorks Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)	(15)	7.61%	07/2024	5,735	5,631	1.1	5,533
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	(4)	—	(6)
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,653	1,639	0.3	1,631
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,390	1,370	0.3	1,370
HCAT Acquisition, Inc.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 825 (100 Floor) (including 325 PIK)	(8)	9.25%	11/2022	2,357	2,242	0.4	2,197
HCAT Acquisition, Inc.(3) (21)	Unitranche First Lien Revolver	L + 825 (100 Floor) (including 325 PIK)	(8)	9.25%	11/2022	3,856	3,668	0.7	3,593

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value

HCAT Acquisition, Inc.(3)	Unitranche First Lien Term Loan	L + 825 (100 Floor) (including 325 PIK)	(8)	9.25%	11/2022	$14,983	$14,253	2.7%	$13,963
Lightspeed Buyer, Inc.(3) (4) (6) (10)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(17)	—	(44)
Lightspeed Buyer, Inc.(3) (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	(7)	6.75%	02/2026	1,050	1,030	0.2	1,024
Lightspeed Buyer, Inc.(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(7)	6.75%	02/2026	9,975	9,787	1.9	9,731
MDVIP, Inc.(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(7)	5.25%	11/2024	9,610	9,610	1.8	9,033
Medsurant Holdings, LLC(3) (9)	Senior Secured Second Lien Term Loan	1225 + 75 PIK		13.00%	03/2022	7,945	7,892	1.5	7,611
NMN Holdings III Corp.(3) (22)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	(7)	7.93%	11/2026	1,667	1,622	0.3	1,587
NMN Holdings III Corp.(3)	Senior Secured Second Lien Term Loan	L + 775	(7)	7.93%	11/2026	7,222	7,038	1.3	6,879
NMSC Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	1200 PIK	(17)	12.00%	10/2023	4,307	4,213	0.8	3,880
Omni Ophthalmic Management Consultants, LLC(3) (4) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan				05/2023	—	(4)	—	(41)
Omni Ophthalmic Management Consultants, LLC(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(7)	8.50%	05/2023	850	842	0.2	794
Omni Ophthalmic Management Consultants, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(7)	8.50%	05/2023	6,912	6,844	1.3	6,460
Pinnacle Treatment Centers, Inc.(3) (5) (6)	Unitranche First Lien Revolver	P + 500	(11)	8.25%	12/2022	200	195	—	191
Pinnacle Treatment Centers, Inc.(3) (4) (6) (10)	Unitranche First Lien Term Loan				12/2022	—	(7)	—	(18)
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2022	8,265	8,194	1.6	8,133
Professional Physical Therapy(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor) (including 75 PIK)	(8)	7.84%	12/2022	8,957	8,681	1.2	6,113
PT Network, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				11/2023	—	(1)	—	(30)
PT Network, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	(15)	8.73%	11/2023	4,764	4,755	0.9	4,403
Safco Dental Supply, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 500 (100 Floor)	(8)	6.00%	06/2025	300	291	0.1	272
Safco Dental Supply, LLC(3)	Unitranche First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	06/2025	4,484	4,417	0.8	4,272
Smile Brands, Inc.(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(15)	6.28%	10/2024	604	598	0.1	563
Smile Brands, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2023	—	(2)	—	(16)
Smile Brands, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(15)	6.28%	10/2024	2,069	2,053	0.4	1,961
Smile Doctors LLC(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	3,773	3,773	0.7	3,459
Smile Doctors LLC(3) (5)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	10/2022	1,070	1,070	0.2	1,040

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Smile Doctors LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	$5,481	$5,456	1.0%	$5,330
Unifeye Vision Partners(3) (4) (6) (23)	Senior Secured First Lien Delayed Draw Term Loan				09/2025	—	(26)	—	(102)
Unifeye Vision Partners(3) (5)	Senior Secured First Lien Revolver	P + 375	(11)	7.00%	09/2025	1,700	1,670	0.3	1,643
Unifeye Vision Partners(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	09/2025	5,373	5,278	1.0	5,194
Zest Acquisition Corp.(3)	Senior Secured First Lien Term Loan	L + 350	(15)	4.73%	03/2025	8,603	8,604	1.5	7,528

						189,024	185,119	34.3	175,141

Household & Personal Products
Tranzonic(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2023	—	(3)	—	(10)
Tranzonic(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(7)	5.75%	03/2023	3,833	3,810	0.7	3,762

						3,833	3,807	0.7	3,752

Insurance
Comet Acquisition, Inc.(3)	Senior Secured Second Lien Term Loan	L + 750	(8)	7.81%	10/2026	4,632	4,622	0.8	3,937
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.97%	08/2025	5,094	4,973	1.0	4,938
Integrity Marketing Acquisition, LLC(3) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	3,080	3,005	0.6	2,986
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2025	—	(43)	—	(43)
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	12,944	12,657	2.5	12,548
Integro Parent, Inc.(3) (18)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(7)	6.75%	10/2022	476	473	0.1	458
Integro Parent, Inc.(3) (18)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	380	377	0.1	370
Integro Parent, Inc.(3) (18)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	2,916	2,885	0.5	2,834
The Hilb Group, LLC(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2026	188	174	—	188
The Hilb Group, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 575 (100 Floor)	(8)	6.75%	12/2025	231	224	—	231
The Hilb Group, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2026	3,621	3,537	0.7	3,621

						33,562	32,884	6.3	32,068

Materials
Kestrel Parent, LLC(3) (4) (6) (21)	Unitranche First Lien Revolver				11/2023	—	(15)	—	(11)
Kestrel Parent, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	11/2025	6,706	6,570	1.3	6,622
Maroon Group, LLC (3) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	08/2022	1,250	1,244	0.2	1,229
Maroon Group, LLC (3) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor)	(7)	7.75%	08/2022	349	347	0.1	343
Maroon Group, LLC (3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	08/2022	2,698	2,683	0.5	2,654

						11,003	10,829	2.1	10,837

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800	(7)	8.18%	12/2023	$4,760	$4,728	0.9%	$4,583
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.18%	12/2023	5,880	5,840	1.1	5,661
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.18%	12/2023	5,460	5,423	1.0	5,256
Trinity Partners, LLC(3) (5) (6)	Senior Secured First Lien Revolver	P + 400	(11)	7.25%	02/2023	225	220	0.1	215
Trinity Partners, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	02/2023	3,724	3,692	0.7	3,639

						20,049	19,903	3.8	19,354

Retailing
Palmetto Moon LLC,(3)	Senior Secured First Lien Term Loan	1150 + 250 PIK	(9)	14.00%	10/2021	4,240	3,457	0.7	3,674
Slickdeals Holdings, LLC(3) (4) (6) (14) (21)	Unitranche First Lien Revolver				06/2023	—	(12)	—	(7)
Slickdeals Holdings, LLC(3) (14)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	06/2024	14,603	14,257	2.9	14,468

						18,843	17,702	3.6	18,135

Software & Services
Affinitiv, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 525 (100 Floor)	(8)	6.25%	08/2024	283	271	0.1	238
Affinitiv, Inc.(3)	Unitranche First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2024	6,468	6,371	1.2	6,120
Ansira Partners, Inc.(3) (13)	Unitranche First Lien Delayed Draw Term Loan				12/2024	947	931	0.1	634
Ansira Partners, Inc.(3) (13)	Unitranche First Lien Term Loan				12/2024	6,855	6,687	0.9	4,585
Avaap USA LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(7)	6.25%	03/2023	346	341	0.1	339
Avaap USA LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	(7)	6.25%	03/2023	130	121	—	118
Avaap USA LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	03/2023	3,788	3,737	0.7	3,718
Benesys, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 425 (100 Floor)	(7)	5.25%	10/2024	90	88	—	82
Benesys, Inc.(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(7)	5.25%	10/2024	1,421	1,405	0.3	1,342
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2023	—	(5)	—	(11)
C-4 Analytics, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(7)	5.75%	08/2023	9,969	9,869	1.9	9,790
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				04/2024	—	(10)	—	(14)
CAT Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	04/2024	6,271	6,174	1.2	6,111
Claritas, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(7)	7.00%	12/2023	218	215	—	215
Claritas, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2023	1,107	1,098	0.2	1,099
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	—	(4)	—	(8)
List Partners, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2023	4,519	4,469	0.9	4,438
MRI Software LLC(4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(12)	—	(49)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				02/2026	—	(18)	—	(48)
MRI Software LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(15)	6.57%	02/2026	17,390	17,143	3.3	16,738

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Ontario Systems, LLC(3) (4) (6) (10)	Unitranche First Lien Delayed Draw Term Loan				08/2025	$—	$(5)	—%	$(25)
Ontario Systems, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 450	(11)	7.75%	08/2025	100	96	—	89
Ontario Systems, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	08/2025	3,226	3,197	0.6	3,154
Perforce Software, Inc.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.18%	07/2027	5,000	4,976	1.0	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(25)	—	—
Prism Bidco, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	06/2026	7,500	7,276	1.5	7,500
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				11/2024	—	(5)	—	(2)
Right Networks, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	11/2024	9,694	9,501	1.9	9,595
Ruffalo Noel Levitz, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	05/2022	240	238	—	231
Ruffalo Noel Levitz, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2022	2,518	2,496	0.5	2,445
SMS Systems Maintenance Services, Inc.(3) (13)	Senior Secured Second Lien Term Loan				10/2024	6,172	4,287	0.2	1,088
SMS Systems Maintenance Services, Inc.(3) (13)	Senior Secured Second Lien Term Loan				10/2024	2,859	2,634	0.4	2,127
SMS Systems Maintenance Services, Inc.(3) (13)	Senior Secured Second Lien Term Loan				10/2024	8,078	5,619	0.3	1,424
Transportation Insight, LLC(3) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(8)	4.81%	12/2024	1,285	1,276	0.2	1,206
Transportation Insight, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 450	(7)	4.68%	12/2024	638	632	0.1	591
Transportation Insight, LLC(3)	Senior Secured First Lien Term Loan	L + 450	(8)	4.81%	12/2024	5,168	5,129	1.0	4,848
Trident Technologies, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (150 Floor)	(8)	7.50%	12/2025	14,925	14,717	2.9	14,626
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	644	634	0.1	628
Winxnet Holdings LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(7)	6.50%	06/2023	240	235	—	230
Winxnet Holdings LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)		6.50%	06/2023	1,960	1,935	0.4	1,912

						130,049	123,714	22.0	112,104

Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor)	(7)	11.50%	02/2025	2,635	2,547	0.5	2,497

Transportation
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(8)	6.00%	07/2024	1,202	1,202	0.2	1,166
Pilot Air Freight, LLC(3) (6) (24)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(8)	6.00%	07/2024	775	771	0.2	739
Pilot Air Freight, LLC(3) (6) (10)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(7)	6.00%	07/2024	98	98	—	95
Pilot Air Freight, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	07/2024	5,390	5,368	1.0	5,229

						7,465	7,439	1.4	7,229

Total Debt Investments United States						$824,940	$797,464	147.5%	$752,572

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Equity Investments
Automobiles & Components
APC Auto Tech Holdings, LLC(3) (14) (25)	Preferred Stock				2,403	$1,079	—%	$—
APC Auto Tech Holdings, LLC(3) (14) (25)	Common Stock				24	11	—	—
APC Auto Technology Intermediate, LLC(3) (14) (25)	Preferred Stock				757	757	—	—

					3,184	1,847	—	—

Capital Goods
Alion Science and Technology Corporation(3) (25)	Common Stock				745,504	766	0.3	1,362
Envocore Holding, LLC(3) (25)	Preferred Stock				1,139,725	—	—	—

					1,885,229	766	0.3	1,362

Commercial & Professional Services
Allied Universal holdings, LLC(3) (25)	Common Stock, Class A				2,240,375	1,011	0.4	2,145
Battery Solutions, Inc.(3) (14) (25)	Preferred Stock, Class A				50,000	—	—	—
Battery Solutions, Inc.(3) (14) (25)	Preferred Stock, Class F				3,333,333	—	—	—
Battery Solutions, Inc.(3) (14) (25)	Preferred Stock, Class E				5,064,902	3,669	0.6	2,843
IGT Holding LLC(3) (25)	Common Stock				1,000,000	—	—	—
IGT Holding LLC(3) (25)	Preferred Stock, Class F				730,266	—	—	—
MHS Acquisition Holdings, LLC(3) (25)	Common Stock				10	10	—	—
MHS Acquisition Holdings, LLC(3) (25)	Preferred Stock				1,018	923	0.1	641
MY Alarm Ce ,LLC(3) (25)	Preferred Stock				2,420	—	—	—
MY Alarm Ce ALARM, LLC(3) (25)	Common Stock				129,582	—	—	—
MY Alarm Ce SENIOR, LLC(3) (25)	Preferred Stock				2,998	—	—	—
PB Parent, LP(3) (25)	Common Stock				1,125,000	1,125	0.2	893
RSI Acquisition, LLC(3) (25)	Preferred Stock, Class A				137,000	137	—	196
TecoStar Holdings, Inc.(3) (25)	Common Stock				500,000	500	0.2	970

					14,316,904	7,375	1.5	7,688

Consumer Services
Green Wrench Acquisition, LLC(3) (25)	Common Stock				4,082	410	0.1	483
HGH Investment, LP(3) (25)	Common Stock, Class A				4,171	417	0.1	320
Legalshield(3) (25)	Common Stock				372	372	0.1	556
Southern Technical Institute, Inc.(3) (14) (25)	Preferred Stock, Class A				3,164,063	—	—	—
Southern Technical Institute, Inc.(3) (14) (25)	Preferred Stock, Class A1				6,000,000	—	—	—
Wrench Group Holdings, LLC(3) (25)	Common Stock, Class A				1,143	115	—	135

					9,173,831	1,314	0.3	1,494

Diversified Financials
CBDC Senior Loan Fund LLC(6) (18) (26) (27)	Partnership Interest				39,000,000	39,000	6.0	30,513
GACP II LP(18) (27) (28)	Partnership Interest				20,532,236	20,532	4.1	20,954

					59,532,236	59,532	10.1	51,467

Health Care Equipment & Services
ExamWorks Group, Inc.(3) (25)	Common Stock				7,500	750	0.3	1,461
MDVIP, Inc.(3) (25)	Common Stock				46,807	667	0.2	931
NMN Holdings LP(3) (25)	Common Stock				11,111	1,111	0.2	1,349
PT Network, LLC(3) (25)	Common Stock, Class C				1	—	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Spartan Healthcare Holdings, LLC(3) (25)	Common Stock					11,911	$1,191	0.2%	$1,069

						77,330	3,719	0.9	4,810

Insurance
Integrity Marketing Acquisition, LLC(3) (25)	Common Stock					619,562	648	0.1	808
Integrity Marketing Acquisition, LLC(3) (25)	Preferred Stock					1,247	1,216	0.3	1,395
Integro Parent, Inc.(3) (18) (25)	Common Stock					4,468	454	0.2	860

						625,277	2,318	0.6	3,063

Materials
Kestrel Upperco, LLC(3) (25)	Common Stock, Class A					41,791	209	—	210

Media & Entertainment
Conisus, LLC.(3) (14) (25)	Common Stock					4,914,556	—	0.3	1,611
Conisus, LLC.(3) (14) (29)	Preferred Stock, Series B	1500 PIK		15.00%		17,585,717	9,202	3.5	17,586

						22,500,273	9,202	3.8	19,197

Retailing
Palmetto Moon, LLC(3) (25)	Common Stock					61	—	—	—
Slickdeals Holdings, LLC(3) (14) (25)	Common Stock					109	1,091	0.3	1,631
Vivid Seats Ltd.(3) (14) (25)	Common Stock					608,108	608	0.2	828
Vivid Seats Ltd.(3) (14) (25)	Preferred Stock					1,891,892	1,892	0.5	2,738

						2,500,170	3,591	1.0	5,197

Software & Services
SMS Systems Maintenance Services, Inc.(3) (25)	Common Stock					1,142,789	1,144	—	—

Technology Hardware & Equipment
Onvoy, LLC(3) (25)	Common Stock, Class A					3,649	365	0.1	279
Onvoy, LLC(3) (25)	Common Stock, Class B					2,536	—	—	—

						6,185	365	0.1	279

Transportation
Xpress Global Systems, LLC(3) (25)	Common Stock					12,544	—	—	—

Total Equity Investments United States						111,817,743	$91,382	18.6%	$94,767

Total United States							$888,846	166.1%	$847,339

Canada
Debt Investments
Telecommunication Services
Sandvine Corporation(3) (18)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.18%	11/2026	$4,500	4,350	0.7	3,775

Total Debt Investments Canada						$4,500	$4,350	0.7%	$3,775

Total Canada							$4,350	0.7%	$3,775

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(3) (18)	Unitranche First Lien Term Loan	L + 625	(30)	6.98%	12/2025	£6,067	7,416	1.5	7,497
Crusoe Bidco Limited(3) (6) (18) (31)	Unitranche First Lien Delayed Draw Term Loan				12/2025	—	—	—	—
Crusoe Bidco Limited(3) (6) (18) (31)	Unitranche First Lien Delayed Draw Term Loan				12/2025	—	—	—	—

						6,067	7,416	1.5	7,497

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Consumer Services
Auction Technology Group(3) (18)	Unitranche First Lien Term Loan	L + 650	(32)	7.31%	02/2027	£$3,339	$4,233	0.8%	$4,002
Auction Technology Group(3) (6) (18) (33)	Unitranche First Lien Revolver				08/2026	—	—	—	(13)
Auction Technology Group(3) (18)	Unitranche First Lien Term Loan	L + 650	(32)	8.22%	02/2027	10,687	10,380	2.0	10,366

						14,026	14,613	2.8	14,355

Total Debt Investments United Kingdom						£20,093	$22,029	4.3%	$21,852

Total United Kingdom							$22,029	4.3%	$21,852

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(3) (18) (19)	Unitranche First Lien - Last Out Term Loan	E + 625 (000 Floor)	(34)	6.25%	02/2026	€6,910	7,638	1.5	7,760
PharComp Parent B.V.(3) (6) (18) (31)	Unitranche First Lien Term Loan	E + 625 (000 Floor)	(34)	6.25%	02/2026	187	146	—	210

						7,097	7,784	1.5	7,970

Total Debt Investments Netherlands						€7,097	$7,784	1.5%	$7,970

Total Netherlands							$7,784	1.5%	$7,970

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(3) (18)	Unitranche First Lien Term Loan	E + 625 (000 Floor)	(35)	6.25%	04/2026	€9,507	10,469	2.0	10,214
Miraclon Corporation(3) (18)	Unitranche First Lien Term Loan	L + 625	(15)	7.25%	04/2026	$4,162	4,054	0.8	3,981

						13,669	14,523	2.8	14,195

Total Debt Investments Belgium						13,669	$14,523	2.8%	$14,195

Equity Investments
Commercial & Professional Services
MIR Bidco SA(3) (18) (25)	Common Stock					1	1	—	—
MIR Bidco SA(3) (18) (25)	Preferred Stock					81	92	—	103

						82	93	—	103

Total Equity Investments Belgium						82	$93	—%	$103

Total Belgium							$14,616	2.8%	$14,298

Total Investments							$937,625	175.4%	$895,234

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $510,298 as of June 30, 2020.
(1)

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

June 30, 2020

(in thousands, except share and per share data)

(4)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)	Investment pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2020 was 0.16%. For some of these loans, the interest rate is based on the last reset date.

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2020 was 0.30%. For some of these loans, the interest rate is based on the last reset date.

(9)	Fixed rate investment.
(10)	Investment pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(11)	The interest rate on these loans is subject to the U.S. Prime rate, which as of June 30, 2020 was 3.25%.
(12)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of June 30, 2020 was 0.55%. For some of these loans, the interest rate is based on the last reset date.

(13)	The investment is on non-accrual status as of June 30, 2020.
(14)

As defined in the 1940 Act, the portfolio company is deemed to be a “non-controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Agreements and Related Party Transactions”.

(15)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2020 was 0.37%. For some of these loans, the interest rate is based on the last reset date.

(16)	Investment pays 2.88% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(17)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2020 was 0.23%. For some of these loans, the interest rate is based on the last reset date.

(18)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.42% as of June 30, 2020.

(19)

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

(20)	Investment pays 6.88% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(21)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(22)	Investment pays 3.88% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(23)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(24)	Investment pays 1.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(25)	Non-income producing security.
(26)

As defined in the 1940 Act, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Agreements and Related Party Transactions”.

(27)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(28)	Investment is not redeemable.
(29)	Income producing equity security.
(30)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of June 30, 2020 was 0.14%. For some of these loans, the interest rate is based on the last reset date.

(31)	Investment pays 2.19% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(32)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of June 30, 2020 was 0.29%. For some of these loans, the interest rate is based on the last reset date.

(33)	Investment pays 1.23% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.

(34)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of June 30, 2020 was (0.42)%. For some of these loans, the interest rate is based on the last reset date.

(35)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 6 month EURIBOR plus a base rate. The 6 month EURIBOR as of June 30, 2020 was (0.31)%. For some of these loans, the interest rate is based on the last reset date.

EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(1)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(2)	6.30%	01/2023	$4,720	$4,674	1.2%	$4,702
Auto-Vehicle Parts, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				01/2023	—	(5)	—	(2)
Continental Battery Company(1) (3) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	7.05%	01/2020	1,689	1,683	0.4	1,689
Continental Battery Company(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(2)	7.05%	12/2022	3,973	3,928	1.0	3,973
Continental Battery Company(1) (3) (20)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	(2)	7.05%	12/2022	680	671	0.2	680
Continental Battery Company(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(2)	7.05%	12/2022	6,645	6,559	1.6	6,645
Empire Auto Parts, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(5)	7.39%	09/2024	2,469	2,429	0.6	2,493
Empire Auto Parts, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				09/2024	—	(6)	—	4
Empire Auto Parts, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(5)	7.39%	09/2024	2,394	2,349	0.6	2,418
POC Investors, LLC(1)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(5)	7.44%	11/2021	9,448	9,371	2.3	9,448
POC Investors, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				11/2021	—	(7)	—	—

						32,018	31,646	7.9	32,050

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(2)	6.30%	08/2021	2,968	2,968	0.7	2,977
Alion Science and Technology Corporation(1) (6)	Unsecured Debt			11.00%	08/2022	6,543	6,440	1.6	6,543
Midwest Industrial Rubber(1)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(2)	7.05%	12/2021	7,180	7,123	1.8	7,180
Midwest Industrial Rubber(1) (3) (4) (20)	Senior Secured First Lien Revolver				12/2021	—	(4)	—	—
Potter Electric Signal Company(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 425 (100 Floor)	(5)	6.13%	12/2021	476	453	0.1	468
Potter Electric Signal Company(1) (3) (20)	Senior Secured First Lien Revolver	P + 325	(7)	8.00%	12/2024	31	26	—	28
Potter Electric Signal Company(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(8)	6.54%	12/2025	2,506	2,483	0.6	2,493

						19,704	19,489	4.8	19,689

Commercial & Professional Services
ASP MCS Acquisition Corp.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(5)	6.64%	05/2024	5,241	5,223	0.6	2,495
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (2)	Unitranche First Lien Revolver	L + 650 (100 Floor)	(5)	8.45%	09/2023	60	54	—	60
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (20)	Unitranche First Lien Revolver	L + 650 (100 Floor)	(5)	8.45%	09/2023	750	739	0.2	750
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(5)	8.45%	09/2023	5,981	5,885	1.5	5,981
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(5)	8.45%	09/2023	624	614	0.1	624
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (4)	Unitranche First Lien Term Loan				09/2023	—	(6)	—	—
CHA Holdings, Inc.(1)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(5)	6.44%	04/2025	4,855	4,835	1.2	4,849
CHA Holdings, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(5)	6.44%	04/2025	1,023	1,020	0.2	1,022

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
DFS Intermediate Holdings, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(2)	7.02%	03/2022	$8,793	$8,707	2.2%	$8,793
DFS Intermediate Holdings, LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	(2)	7.02%	03/2022	1,644	1,620	0.4	1,644
DFS Intermediate Holdings, LLC(1) (3) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(2)	6.95%	03/2022	3,473	3,431	0.8	3,473
GH Holding Company(1)	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	02/2023	1,474	1,469	0.3	1,463
GI Revelation Acquisition LLC	Senior Secured First Lien Term Loan	L + 500	(2)	6.80%	04/2025	7,396	7,366	1.7	6,999
Hepaco, LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	(2)	6.54%	08/2023	660	658	0.2	660
Hepaco, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(2)	6.55%	08/2024	5,151	5,112	1.3	5,151
Hepaco, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(2)	6.55%	08/2024	3,978	3,945	1.0	3,978
Jordan Healthcare, Inc.(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(5)	7.94%	07/2022	4,021	3,998	1.0	4,036
Jordan Healthcare, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(5)	7.94%	07/2022	698	694	0.2	701
Jordan Healthcare, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(5)	7.94%	07/2022	294	292	0.1	296
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor)	(5)	10.69%	03/2025	8,102	7,929	1.9	7,818
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor)	(5)	10.69%	03/2025	467	460	0.1	450
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK		13.50%	03/2026	714	706	0.2	653
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK		13.50%	03/2026	238	236	0.1	218
Pye-Barker Fire & Safety, LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(5)	7.67%	11/2025	10,125	9,850	2.5	10,125
Pye-Barker Fire & Safety, LLC(1) (3) (4)	Unitranche First Lien Delayed Draw Term Loan				11/2025	—	(51)	—	—
Receivable Solutions, Inc.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(5)	6.94%	10/2024	2,194	2,158	0.5	2,194
Receivable Solutions, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(2)	6.80%	10/2024	30	25	—	30
SavATree, LLC(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(5)	6.94%	06/2022	3,956	3,916	1.0	3,956
SavATree, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				06/2022	—	(5)	—	—
SavATree, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(5)	6.89%	06/2022	154	147	—	154
TecoStar Holdings, Inc.(1)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(5)	10.24%	11/2024	5,000	4,909	1.2	5,000
UP Acquisition Corp(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(2)	7.55%	05/2024	4,378	4,299	1.1	4,378
UP Acquisition Corp(1) (3) (20)	Unitranche First Lien Revolver	L + 575 (100 Floor)	(5)	7.55%	05/2024	73	51	—	73
UP Acquisition Corp(1) (3) (20)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(2)	7.55%	05/2024	276	271	0.1	276
Valet Waste Holdings, Inc.	Senior Secured First Lien Term Loan	L + 375	(2)	5.54%	09/2025	14,812	14,781	3.6	14,683

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	(2)	8.69%	01/2022	$4,933	$4,889	1.1%	$4,587
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	(2)	8.69%	01/2022	703	697	0.2	654

						112,271	110,924	26.6	108,224

Consumer Durables & Apparel
EiKo Global, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(5)	7.94%	06/2023	3,256	3,207	0.8	3,256
EiKo Global, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				06/2023	—	(11)	—	—

						3,256	3,196	0.8	3,256

Consumer Services
Colibri Group LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(5)	7.70%	05/2025	8,209	8,021	2.0	8,200
Colibri Group LLC(1) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(5)	7.68%	05/2025	1,350	1,320	0.3	1,348
Colibri Group LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 575 (100 Floor)	(2)	7.55%	05/2025	267	244	0.1	266
COP Home Services Holdings, Inc.(1) (3) (4) (20)	Senior Secured First Lien Term Loan				05/2025	—	(8)	—	(2)
COP Home Services Holdings, Inc.(1) (21)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(5)	6.40%	05/2025	3,474	3,411	0.8	3,457
COP Home Services Holdings, Inc.(1) (3) (4)	Senior Secured First Lien Delayed Draw Term Loan				05/2025	—	(9)	—	(4)
HGH Purchaser, Inc.(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(2)	7.69%	11/2025	8,108	7,910	2.0	8,108
HGH Purchaser, Inc.(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan				11/2025	—	(41)	—	—
HGH Purchaser, Inc.(1) (3) (20)	Unitranche First Lien Revolver	P + 500	(7)	9.75%	11/2025	186	161	—	186
JLL XDD, Inc.(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(5)	6.69%	12/2023	2,134	2,086	0.5	2,134
Learn-It Systems, LLC(1)	Senior Secured First Lien Term Loan	L + 450 (50 Floor)	(5)	6.40%	03/2025	4,367	4,265	1.1	4,367
Learn-It Systems, LLC(1) (3) (20)	Senior Secured First Lien Revolver	P + 350	(7)	8.25%	03/2025	492	478	0.1	492
Learn-It Systems, LLC(1) (3) (22)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (50 Floor)	(5)	6.50%	03/2025	311	251	0.1	311
New Mountain Learning(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(5)	7.94%	03/2024	1,825	1,798	0.4	1,579
New Mountain Learning(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(5)	7.94%	03/2024	475	467	0.1	394
New Mountain Learning(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(5)	7.94%	03/2024	370	365	0.1	320
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien Term Loan	L + 750	(2)	9.30%	05/2026	9,333	9,249	2.3	9,318
Teaching Strategies LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(5)	7.94%	05/2024	9,234	9,055	2.3	9,327
Teaching Strategies LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(5)	7.94%	05/2024	183	171	—	189
United Language Group, Inc.(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(2)	7.88%	12/2021	4,689	4,638	1.1	4,344
United Language Group, Inc.(1) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(2)	7.88%	12/2021	400	395	0.1	370
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor)	(2)	5.80%	02/2025	6,473	6,483	1.6	6,441

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group LLC(1)	Senior Secured First Lien Term Loan	L + 425	(5)	6.19%	04/2026	$3,089	$3,060	0.8%	$3,097
Wrench Group LLC(1) (3) (23)	Senior Secured First Lien Delayed Draw Term Loan				04/2026	—	—	—	2
Wrench Group LLC(1)	Senior Secured Second Lien Term Loan	L + 788	(10)	9.82%	04/2027	2,500	2,429	0.6	2,500

						67,469	66,199	16.4	66,744

Diversified Financials
CC SAG Acquisition Corp.(1)	Unitranche First Lien Term Loan	L + 500 (100 Floor)	(5)	6.89%	09/2025	7,182	7,021	1.8	7,132
CC SAG Acquisition Corp.(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(2)	6.76%	09/2025	172	142	—	157
CC SAG Acquisition Corp.(1) (3) (4) (20)	Unitranche First Lien Revolver				09/2025	—	(23)	—	(7)

						7,354	7,140	1.8	7,282

Energy
BJ Services, LLC(1) (11)	Unitranche First Lien - Last Out Term Loan	L + 1033 (150 Floor)	(5)	12.43%	01/2023	8,287	8,220	2.0	8,287
BJ Services, LLC(1)	Unitranche First Lien Term Loan	L + 700 (150 Floor)	(5)	9.10%	01/2023	4,875	4,836	1.2	4,875

						13,162	13,056	3.2	13,162

Food & Staples Retailing
BJH Holdings III Corp.(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(2)	7.55%	08/2025	13,715	13,520	3.4	13,647
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(5)	7.70%	06/2025	6,471	6,442	1.1	4,652
PetIQ, LLC(1) (9)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(2)	6.30%	07/2025	15,000	14,868	3.7	15,000

						35,186	34,830	8.2	33,299

Food, Beverage & Tobacco
Mann Lake Ltd.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(5)	6.91%	10/2024	3,865	3,800	1.0	3,826
Mann Lake Ltd.(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(5)	6.91%	10/2024	444	430	0.1	435

						4,309	4,230	1.1	4,261

Health Care Equipment & Services
Abode Healthcare, Inc.(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(5)	6.16%	08/2025	4,788	4,697	1.2	4,716
Abode Healthcare, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 425 (100 Floor)	(5)	6.16%	08/2025	288	266	0.1	270
Ameda, Inc.(1)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(2)	8.77%	09/2022	2,279	2,254	0.6	2,244
Ameda, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(2)	8.77%	09/2022	188	184	—	183
Avalign Technologies, Inc.(1)	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	12/2025	17,009	16,858	4.2	16,881
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(2)	6.55%	01/2023	891	881	0.2	900
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(2)	6.55%	01/2023	14,546	14,387	3.6	14,692
Centauri Health Solutions, Inc.(1) (3) (4) (20)	Senior Secured First Lien Revolver				01/2023	—	(9)	—	16
Centria Subsidiary Holdings, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				12/2025	—	(59)	—	—
Centria Subsidiary Holdings, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(5)	7.89%	12/2025	11,842	11,490	2.9	11,842
Clarkson Eyecare, LLC(1)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(2)	8.05%	04/2021	9,013	8,869	2.2	8,877
Clarkson Eyecare, LLC(1)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(2)	8.05%	04/2021	5,950	5,853	1.4	5,861

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CRA MSO, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(2)	6.55%	12/2023	$1,237	$1,218	0.3%	$1,237
CRA MSO, LLC(1) (3) (4) (20)	Senior Secured First Lien Delayed Draw Term Loan				12/2023	—	(6)	—	—
CRA MSO, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				12/2023	—	(3)	—	—
ExamWorks Group, Inc.(1)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)	(2)	9.05%	07/2024	5,735	5,621	1.4	5,745
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(2)	7.05%	10/2022	1,662	1,644	0.4	1,662
GrapeTree Medical Staffing, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				10/2022	—	(4)	—	—
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(2)	7.05%	10/2022	1,396	1,373	0.3	1,396
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(2)	6.05%	11/2024	9,659	9,659	2.4	9,611
NMN Holdings III Corp.(1)	Senior Secured Second Lien Term Loan Term Loan	L + 775	(2)	9.49%	11/2026	7,222	7,027	1.8	7,182
NMN Holdings III Corp.(1) (3) (4) (24)	Senior Secured Second Lien Delayed Draw Term Loan				11/2026	—	(21)	—	(9)
NMSC Holdings, Inc.(1)	Senior Secured Second Lien Term Loan	L + 1000	(2)	11.80%	10/2023	4,307	4,202	1.1	4,286
Omni Ophthalmic Management Consultants, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				05/2023	—	(10)	—	(3)
Omni Ophthalmic Management Consultants, LLC(1) (3) (4) (21)	Senior Secured First Lien Delayed Draw Term Loan				05/2023	—	(9)	—	(4)
Omni Ophthalmic Management Consultants, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(2)	7.05%	05/2023	6,947	6,868	1.7	6,924
Professional Physical Therapy(1)	Senior Secured First Lien Term Loan	L + 675 (100 Floor) (including 75 PIK)	(5)	8.44%	12/2022	8,906	8,574	1.8	7,488
PT Network, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				11/2023	—	(1)	—	(8)
PT Network, LLC(1)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	(10)	9.44%	11/2023	4,727	4,718	1.1	4,627
Safco Dental Supply, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(5)	7.25%	06/2025	4,549	4,475	1.1	4,549
Safco Dental Supply, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				06/2025	—	(10)	—	—
Smile Brands, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	P + 350	(7)	8.25%	10/2023	40	38	—	38
Smile Brands, Inc.(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(5)	6.43%	10/2024	378	372	0.1	374
Smile Brands, Inc.(1)	Senior Secured First Lien Term Loan	L + 450	(10)	6.70%	10/2024	2,079	2,062	0.5	2,069
Smile Doctors LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(5)	7.94%	10/2022	139	138	—	139
Smile Doctors LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(5)	7.94%	10/2022	3,173	3,146	0.8	3,173
Smile Doctors LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(5)	7.94%	10/2022	1,685	1,683	0.4	1,685
Unifeye Vision Partners(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(5)	6.89%	09/2025	5,400	5,296	1.3	5,400

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Unifeye Vision Partners(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor	)(5)	6.89%	09/2025	$227	$194	0.1%	$227
Unifeye Vision Partners(1) (3) (4)	Senior Secured First Lien Delayed Draw Term Loan				09/2025	—	(29)	—	—
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350	(2)	5.25%	03/2025	8,830	8,831	2.1	8,432

						145,092	142,717	35.1	142,702

Household & Personal Products
Tranzonic(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(2)	6.55%	03/2023	3,854	3,826	0.9	3,854
Tranzonic(1) (3) (4) (20)	Senior Secured First Lien Revolver				03/2023	—	(3)	—	—

						3,854	3,823	0.9	3,854

Insurance
Comet Acquisition, Inc.(1)	Senior Secured Second Lien Term Loan	L + 750	(5)	9.41%	10/2026	4,632	4,622	1.1	4,411
Integrity Marketing Acquisition, LLC(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(5)	7.81%	02/2020	3,543	3,433	0.8	3,517
Integrity Marketing Acquisition, LLC(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan				07/2021	—	(37)	—	(15)
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(5)	7.67%	08/2025	13,009	12,699	3.2	12,944
Integrity Marketing Acquisition, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				08/2025	—	(48)	—	(7)
Integro Parent, Inc.(1) (9)	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(2)	7.55%	10/2022	477	473	0.1	470
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor	)(2)	11.05%	10/2023	2,916	2,882	0.7	2,916
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor	)(2)	10.99%	10/2023	380	377	0.1	380
The Hilb Group, LLC(1) (3) (4)	Unitranche First Lien Revolver				12/2025	—	(8)	—	(2)
The Hilb Group, LLC(1) (20)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(2)	7.69%	12/2026	3,640	3,549	0.9	3,612
The Hilb Group, LLC(1) (3) (4) (21)	Unitranche First Lien Term Loan				12/2026	—	(13)	—	(8)

						28,597	27,929	6.9	28,218

Materials
Kestrel Parent, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				11/2023	—	(17)	—	13
Kestrel Parent, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(2)	7.78%	11/2025	6,740	6,593	1.7	6,841
Maroon Group, LLC (1)	Unitranche First Lien Term Loan	L + 675 (100 Floor	)(5)	8.72%	08/2022	2,712	2,693	0.7	2,712
Maroon Group, LLC (1) (3) (20)	Unitranche First Lien Revolver	L + 675 (100 Floor	)(2)	8.56%	08/2022	98	96	—	98
Maroon Group, LLC (1) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor	)(5)	8.72%	08/2022	1,250	1,242	0.3	1,250

						10,800	10,607	2.7	10,914

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(2)	6.80%	02/2023	3,744	3,706	0.9	3,744
Trinity Partners, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				02/2023	—	(6)	—	—

						3,744	3,700	0.9	3,744

Retailing
Slickdeals Holdings, LLC(1) (3) (4) (19) (25)	Unitranche First Lien Revolver				06/2023	—	(14)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Slickdeals Holdings, LLC(1) (19)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(2)	7.99%	06/2024	$14,726	$14,342	3.6%	$14,726
Strategic Partners, Inc.(1)	Senior Secured First Lien Term Loan	L + 375 (100 Floor	)(2)	5.55%	06/2023	6,322	6,313	1.6	6,338

						21,048	20,641	5.2	21,064

Software & Services
Affinitiv, Inc.(1)	Unitranche First Lien Term Loan	L + 525 (100 Floor	)(5)	7.17%	08/2024	6,500	6,393	1.6	6,500
Affinitiv, Inc.(1) (3) (4) (20)	Unitranche First Lien Revolver				08/2024	—	(14)	—	—
Ansira Partners, Inc.(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(2)	7.55%	12/2022	6,867	6,829	1.6	6,477
Ansira Partners, Inc.(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(2)	7.49%	12/2022	626	622	0.1	572
Avaap USA LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	03/2023	3,808	3,748	1.0	3,846
Avaap USA LLC(1) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	7.02%	03/2023	347	342	0.1	351
Avaap USA LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				03/2023	—	(10)	—	7
Benesys, Inc.(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(2)	6.05%	10/2024	1,432	1,414	0.4	1,411
Benesys, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 425 (100 Floor	)(2)	6.05%	10/2024	48	46	—	46
C-4 Analytics, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(2)	6.55%	08/2023	10,313	10,195	2.5	10,313
C-4 Analytics, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				08/2023	—	(6)	—	—
CAT Buyer, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(2)	7.30%	04/2024	6,302	6,194	1.5	6,272
CAT Buyer, LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 550	(2)	7.30%	04/2024	151	140	—	149
Claritas, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	12/2023	1,121	1,112	0.3	1,121
Claritas, LLC(1) (3) (2)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(2)	7.80%	12/2023	120	118	—	120
List Partners, Inc.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(2)	6.77%	01/2023	4,623	4,563	1.1	4,649
List Partners, Inc.(1) (3) (4) (20)	Senior Secured First Lien Revolver				01/2023	—	(5)	—	3
Ontario Systems, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(2)	7.30%	08/2025	3,242	3,211	0.8	3,242
Ontario Systems, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				08/2025	—	(5)	—	—
Ontario Systems, LLC(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan				08/2025	—	(5)	—	—
Perforce Software, Inc.	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	07/2026	12,469	12,410	3.1	12,492
Right Networks, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(2)	7.70%	11/2024	9,743	9,530	2.4	9,743
Right Networks, LLC(1) (3) (4) (2)	Unitranche First Lien Revolver				11/2024	—	(5)	—	—
Ruffalo Noel Levitz, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	05/2022	2,531	2,503	0.6	2,518
Ruffalo Noel Levitz, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				05/2022	—	(3)	—	(2)
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan				10/2024	6,156	5,619	0.6	2,471
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan				10/2024	4,704	4,287	0.5	1,888
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan				10/2024	2,859	2,670	0.5	2,193

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation Insight, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				12/2024	$—	$(6)	—%	$(4)
Transportation Insight, LLC(1)	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	12/2024	5,194	5,151	1.3	5,168
Transportation Insight, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(5)	6.20%	12/2024	713	702	0.2	706
Trident Technologies, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (150 Floor	)(2)	7.62%	12/2025	15,000	14,775	3.6	14,775
Winxnet Holdings LLC(1) (3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(2)	7.76%	06/2023	647	632	0.2	634
Winxnet Holdings LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(2)	7.76%	06/2023	1,970	1,941	0.5	1,945
Winxnet Holdings LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(2)	7.76%	06/2023	80	74	—	75

						107,566	105,162	24.5	99,681

Technology Hardware & Equipment
Onvoy, LLC(1)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor	)(2)	12.30%	02/2025	2,635	2,541	0.6	2,339

Transportation
Pilot Air Freight, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	07/2024	5,417	5,393	1.3	5,417
Pilot Air Freight, LLC(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	7.05%	07/2024	1,209	1,209	0.3	1,209
Pilot Air Freight, LLC(1) (3) (4) (26)	Senior Secured First Lien Delayed Draw Term Loan				07/2024	—	(5)	—	—
Pilot Air Freight, LLC(1) (3) (4) (21)	Senior Secured First Lien Revolver				07/2024	—	(1)	—	—

						6,626	6,596	1.6	6,626

Total Debt Investments United States						$624,691	$614,426	149.2%	$607,109

Equity Investments
Automobiles & Components
APC Auto Tech Holdings, LLC(1) (13) (19)	Common Stock					2,427	1,090	—	162
APC Auto Technology Intermediate, LLC(1) (13) (19)	Preferred Stock					757	757	0.2	767

						3,184	1,847	0.2	929

Capital Goods
Alion Science and Technology Corporation(1) (13)	Common Stock					745,504	766	0.3	1,207

Commercial & Professional Services
Allied Universal holdings, LLC(1) (13)	Common Stock, Class A					2,240,375	1,011	0.5	2,199
MHS Acquisition Holdings, LLC(1) (13)	Common Stock					912	913	0.2	586
MHS Acquisition Holdings, LLC(1) (13)	Preferred Stock					20	20	—	—
PB Parent, LP(1) (13)	Common Stock					1,125,000	1,125	0.3	1,125
RSI Acquisition, LLC(1) (13)	Preferred Stock, Class A					137,000	137	—	137
TecoStar Holdings, Inc.(1) (13)	Common Stock					500,000	$500	0.2%	$973

						4,003,307	3,706	1.2	5,020

Consumer Services
Green Wrench Acquisition, LLC(1) (13)	Common Stock					3,906	391	0.1	391
HGH Investment, LP(1) (13)	Common Stock, Class A					4,171	417	0.1	416
Legalshield(1) (13)	Common Stock					372	372	0.2	719

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group Holdings, LLC(1) (13)	Common Stock, Class A					1,094	$109	—%	$109

						9,543	1,289	0.4	1,635

Diversified Financials
CBDC Senior Loan Fund LLC(9) (14) (15)	Partnership Interest					34,000,000	34,000	8.5	34,442
GACP II LP(9) (15)	Partnership Interest					18,067,282	18,067	4.5	18,564

						52,067,282	52,067	13.0	53,006

Health Care Equipment & Services
ExamWorks Group, Inc.(1) (13)	Common Stock					7,500	750	0.3	1,344
MDVIP, Inc.(1) (13)	Common Stock					46,807	667	0.2	922
NMN Holdings LP(1) (13)	Common Stock					11,111	1,111	0.3	1,009
PT Network, LLC(1) (13)	Common Stock, Class C					1	—	—	—
Spartan Healthcare Holdings, LLC(1) (13)	Common Stock					11,843	1,184	0.3	1,185

						77,262	3,712	1.1	4,460

Insurance
Integrity Marketing Acquisition, LLC(1) (13)	Common Stock					619,562	648	0.2	648
Integrity Marketing Acquisition, LLC(1) (13)	Preferred Stock					1,247	1,213	0.3	1,247
Integro Parent, Inc.(1) (9) (13)	Common Stock					4,468	454	0.2	878

						625,277	2,315	0.7	2,773

Materials
Kestrel Upperco, LLC(1) (13)	Common Stock, Class A					41,791	209	0.1	223

Media & Entertainment
Vivid Seats Ltd.(1) (13) (19)	Common Stock					608,108	608	0.3	1,083
Vivid Seats Ltd.(1) (13) (19)	Preferred Stock					1,891,892	1,892	0.6	2,563

						2,500,000	2,500	0.9	3,646

Retailing
Slickdeals Holdings, LLC(1) (13) (19)	Common Stock					109	1,091	0.3	1,207

Software & Services
SMS Systems Maintenance Services, Inc.(1) (13)	Common Stock					1,142,789	1,144	—	—

Technology Hardware & Equipment
Onvoy, LLC(1) (13)	Common Stock, Class A					3,649	365	0.1	228
Onvoy, LLC(1) (13)	Common Stock, Class B					2,536	—	—	—

						6,185	365	0.1	228

Total Equity Investments United States						61,222,233	$71,011	18.3%	$74,334

Total United States							$685,437	167.5%	$681,443

Canada
Debt Investments
Software & Services
Corel Corporation(9)	Senior Secured First Lien Term Loan	L + 500	(12)	6.91%	07/2026	$12,500	11,905	3.0	12,109

Total Debt Investments Canada						$12,500	$11,905	3.0%	$12,109

Total Canada							$11,905	3.0%	$12,109

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands except share and per share data)

Company/Security/Country †‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(9)	Senior Secured First Lien Term Loan	E + 525	(17)	5.25%	04/2023	€1,995	$2,136	0.5%	$2,248

						1,995	2,136	0.5	2,248

Total Debt Investments France						€1,995	$2,136	0.5%	$2,248

Total France							$2,136	0.5%	$2,248

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2025	£—	—	—	—
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2025	—	—	—	—
Crusoe Bidco Limited(1) (9)	Unitranche First Lien Term Loan	L + 625	(18)	7.04%	12/2025	6,067	7,402	2.0	8,038

						6,067	7,402	2.0	8,038

Total Debt Investments United Kingdom						£6,067	$7,402	2.0%	$8,038

Total United Kingdom							$7,402	2.0%	$8,038

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(1) (9) (11)	Unitranche First Lien - Last Out Term Loan	E + 650	(17)	6.50%	02/2026	€6,910	7,625	1.9	7,756
PharComp Parent B.V.(1) (3) (9)	Unitranche First Lien Term Loan				02/2026	—	—	—	—

						6,910	7,625	1.9	7,756

Total Debt Investments Netherlands						€6,910	$7,625	1.9%	$7,756

Total Netherlands							$7,625	1.9%	$7,756

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(1) (9)	Unitranche First Lien Term Loan	E + 600	(17)	6.00%	04/2026	€$9,507	$10,451	2.6%	$10,672
Miraclon Corporation(1) (9)	Unitranche First Lien Term Loan	L + 600	(10)	7.96%	04/2026	$4,161	4,046	1.0	4,161

Total Debt Investments Belgium						13,668	$14,497	3.6%	$14,833

Equity Investments
Commercial & Professional Services
MIR Bidco SA(1) (9) (13)	Common Stock					921	1	—	1
MIR Bidco SA(1) (9) (13)	Preferred Stock					81,384	92	—	103

						82,305	93	—	104

Total Equity Investments Belgium						82,305	$93	—%	$104

Total Belgium							$14,590	3.6%	$14,937

Total Investments							$729,095	178.5%	$726,531

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”) or EURIBOR (“E”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

(20)	Investment pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(21)	Investment pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(22)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(23)	Investment pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(24)	Investment pays 3.88 % unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(25)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(26)	Investment pays 1.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.

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

June 30, 2020 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end, non-diversified management investment company. The Company commenced investment operations on June 26, 2015. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

Investment Transactions

Loan originations are recorded on the date of the binding commitment. Investments purchased on a secondary market are recorded on the trade date. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

Equity Offering and Organization Expenses

The Company agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1,500 on a pro rata basis over the first $350,000 of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. The initial 3 year term was later extended to June 30, 2019 with shareholder approval. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1,500. During the reimbursement period which began on June 26, 2015 and expired on June 30, 2019, the Advisor had allocated to the Company $794 of equity offering costs and $568 of organization costs.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of June 30, 2020 and December 31, 2019, there were $4,504 and $3,431, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, the Company had five portfolio companies with eight investment positions on non-accrual status, which represented 3.9% and 2.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2020, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three and six months ended June 30, 2020, the Company expensed an excise tax of $105 and $342, respectively, of which $198 remained payable. For the three and six months ended June 30, 2019, the Company expensed an excise tax of $0 and $0, respectively, of which $23 remained payable.

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

For the three and six months ended June 30, 2020, the Company recognized a benefit/(provision) for taxes of $(193) and $262, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. For the three and six months ended June 30, 2019, the Company recognized a benefit/(provision) for taxes of $(31) and $(480), respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. As of June 30, 2020 and December 31, 2019, $959 and $879, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of June 30, 2020 and December 31, 2019, $762 and $421, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual limitation use under the Code and related regulations.

For the three and six months ended June 30, 2020 and 2019, there were no realized gains on investments requiring a recognition of a tax provision.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company adopted a dividend reinvestment plan that provides for reinvestment of the Company’s dividends and other distributions on behalf of the stockholders unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend, or other distribution then stockholders who are participating in the dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of common stock, rather than receiving cash dividends and distributions.

Prior to February 3, 2020, which is the date of the Company’s listing on NASDAQ, only stockholders who “opted in” to the dividend reinvestment plan had their cash dividends and distributions automatically reinvested in additional shares of common stock. After February 3, 2020, stockholders who do not “opt out” of the dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock. The elections of stockholders that made an election prior to February 3, 2020 remain effective.

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 is elective and can be adopted between March 12, 2020 and December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

For the three and six months ended June 30, 2020, the Company incurred administrative services expenses of $207 and $411, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, of which $282 was payable at June 30, 2020. For the three and six months ended June 30, 2019, the Company incurred administrative services expenses of $179 and $358, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, of which $255 was payable at June 30, 2019.

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

On June 5, 2015, the Company entered into sub-administration agreement with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian and other services on behalf of the Company. The sub-administration agreement with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and six months ended June 30, 2020, the Company incurred expenses of $293 and $606, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $293 was payable at June 30, 2020. For the three and six months ended June 30, 2019, the Company incurred expenses of $233 and $453, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $233 was payable at June 30, 2019.

Investment Advisory Agreement

On June 2, 2015, the Company entered into an investment advisory agreement with the Advisor (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by the Company’s stockholders on January 29, 2020 in connection with the Alcentra Acquisition. Under the terms of the Amended and Restated Investment Advisory Agreement, the Advisor will provide investment advisory services to the Company and its portfolio investments. The Advisor’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Advisory Agreements, the Advisor is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

For the three and six months ended June 30, 2020, the Company incurred management fees of $1,660 and $3,154, respectively, which are net of waived amounts, of $1,107 and $2,264, respectively, of which $1,660 was payable at June 30, 2020. For the three and six months ended June 30, 2019, the Company incurred management fees of $1,116 and $2,103, respectively, which are net of waived amounts, of $1,044 and $1,947 respectively, of which $1,116 was payable at June 30, 2019.

The Advisor has voluntarily waived its right to receive management fees on the Company’s investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the three and six months ended June 30, 2020, $40 and $77, respectively, of management fees waived were attributable to the Company’s investment in GACP II LP. For the three and six months ended June 30, 2019, $34 and $66, respectively, of management fees waived were attributable to the Company’s investment in GACP II LP. These amounts are excluded from the management fee waived amounts above.

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

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% or 1.75% per quarter, 6.00% or 7.00% annualized, prior to and effective February 1, 2020, respectively, and (ii) the Company’s net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the three and six months ended June 30, 2020, the Company incurred income incentive fees of $0 and $0, respectively, which are net of waived amounts, of $2,267 and $4,199, respectively, of which $0 was payable at June 30, 2020. For the three and six months ended June 30, 2019, the Company incurred income incentive fees of $0 and $0, respectively, which are net of waived amounts, of $1,107 and $2,131, respectively, of which $0 was payable at June 30, 2019.

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

For the three and six months ended June 30, 2020 and 2019, the Company recorded no incentive fee on cumulative unrealized capital appreciation.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

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

Investments in and Advances to Affiliates

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$—	$—	$(928)	$—	$—
Battery Solutions, Inc.	—	4,897	—	—	(862)	4,035	80
Conisus, LLC	—	9,202	—	—	9,995	19,197	473
Slickdeals Holdings, LLC	15,933	40	(123)	—	242	16,092	603
Vivid Seats Ltd.	3,646	—	—	—	(80)	3,566	—
Total Non-Controlled Affiliates	$20,507	$14,139	$(123)	$—	$8,367	$42,890	$1,156

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2019 were as follows (in thousands):

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2019	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
Slickdeals Holdings, LLC	$12,096	$23	$(55)	$—	$212	$12,276	$542
Vivid Seats Ltd.	3,389	1	—	—	404	3,794	35
Total Non-Controlled Affiliates	$15,485	$24	$(55)	$—	$616	$16,070	$577

The Company’s investments in controlled affiliates for the six months ended June 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$6,000	$(1,000)	$—	$(8,929)	$30,513	$800
Total Controlled Affiliates	$34,442	$6,000	$(1,000)	$—	$(8,929)	$30,513	$800

The Company’s investments in controlled affiliates for the six months ended June 30, 2019 were as follows (in thousands):

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$27,500	$—	$—	$(713)	$26,787	$550
Total Controlled Affiliates	$—	$27,500	$—	$—	$(713)	$26,787	$550

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.

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

Investments at fair value consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$386,626	$361,668	$(24,958)	$356,080	$351,332	$(4,748)
Unitranche First Lien	314,202	307,197	(7,005)	213,884	218,416	4,532
Unitranche First Lien - Last Out	15,652	14,426	(1,226)	15,845	16,044	199
Senior Secured Second Lien	119,080	106,723	(12,357)	64,801	58,887	(5,914)
Unsecured Debt	8,693	8,694	1	7,381	7,414	33
Equity & Other	33,840	45,059	11,219	19,037	21,432	2,395
LLC/LP Equity Interests	59,532	51,467	(8,065)	52,067	53,006	939

Total Investments	$937,625	$895,234	$(42,391)	$729,095	$726,531	$(2,564)

The industry composition of investments at fair value at June 30, 2020 and December 31, 2019 is as follows (in thousands):

Industry	Fair Value June 30, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
Commercial & Professional Services	$187,782	20.98%	$136,218	18.75%
Health Care Equipment & Services	179,951	20.10	147,162	20.26
Software & Services	112,104	12.52	111,790	15.39
Consumer Services	100,030	11.17	68,380	9.41
Diversified Financials	68,432	7.64	60,288	8.30
Automobiles & Components	36,250	4.05	32,978	4.54
Insurance	35,131	3.93	30,991	4.27
Pharmaceuticals, Biotechnology & Life Sciences	27,324	3.05	11,500	1.58
Capital Goods	24,785	2.77	20,896	2.88
Retailing	23,332	2.61	22,271	3.06
Energy	20,325	2.27	13,162	1.81
Media & Entertainment	19,197	2.14	3,646	0.50
Food & Staples Retailing	17,094	1.91	33,300	4.58
Food, Beverage & Tobacco	11,464	1.28	4,261	0.59
Materials	11,047	1.23	11,137	1.53
Transportation	7,229	0.81	6,626	0.91
Telecommunication Services	3,775	0.42	—	—
Household & Personal Products	3,752	0.42	3,854	0.53
Consumer Durables & Apparel	3,454	0.39	3,256	0.45
Technology Hardware & Equipment	2,776	0.31	4,815	0.66

Total Investments	$895,234	100.00%	$726,531	100.00%

The geographic composition of investments at fair value at June 30, 2020 and December 31, 2019 is as follows (in thousands):

Geographic Region	Fair Value June 30, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
United States	$847,339	94.65%	$681,443	93.79%
United Kingdom	21,852	2.44	8,038	1.11
Belgium	14,298	1.60	14,937	2.05
Netherlands	7,970	0.89	7,756	1.07
Canada	3,775	0.42	12,109	1.67
France	—	—	2,248	0.31

Total Investments	$895,234	100.00%	$726,531	100.00%

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

The Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund (in thousands):

	June 30, 2020			December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40,000	$39,000	$1,000	$40,000	$34,000	$6,000
Masterland	40,000	39,000	1,000	40,000	34,000	6,000

Total	$80,000	$78,000	$2,000	$80,000	$68,000	$12,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), as amended, which permitted up to $300,000 of borrowings as of June 30, 2020. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC. The interest rate on the credit facility is London Interbank Offered Rate (“LIBOR”), with no LIBOR floor, plus margin, which ranges between 1.25% and 1.45% based on pricing of the pledged collateral.

Below is a summary of the Senior Loan Fund’s portfolio as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020	As of December 31, 2019
Total senior secured debt, at par	$288,652	$275,624
Total senior secured debt, at fair value	$268,776	$275,069
Weighted average current interest rate on senior secured debt(1)	3.5%	4.9%
Number of borrowers in the Senior Loan Fund’s portfolio	180	169
Largest loan to a single borrower	$3,465	$3,500
Senior Secured First Lien investments as a % of total investments, at fair value	100.0%	100.0%
United States based investments as a % of total investments, at fair value	90.4%	89.7%
Non-accrual investments as % of total investment, at cost	0.0%	0.0%

(1)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Below is selected balance sheet information for the Senior Loan Fund as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020	As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$268,776	$275,069
Cash and cash equivalents	9,257	7,958
Other assets	2,065	6,688

Total assets	$280,098	$289,715

Debt (net of deferred financing costs of $260 and $211, respectively)	$211,240	$205,789
Other liabilities	7,831	15,043

Total liabilities	$219,071	$220,832

Members’ Capital	61,027	68,883

Total liabilities and members’ capital	$280,098	$289,715

Below is selected statements of operations information for the Senior Loan Fund for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Selected Statements of Operations Information:
Total investment income	$2,783	$2,071	$6,226	$2,167

Expenses
Interest and other debt financing costs	1,144	831	2,751	838
Professional fees	14	15	22	105
Other general and administrative expenses	106	75	181	97

Total expenses	1,264	921	2,954	1,040

Net investment income (loss)	1,519	1,150	3,272	1,127

Net realized gain (loss) on investments	(184)	42	(318)	44
Net change in unrealized appreciation (depreciation) on investments	16,094	(1,036)	(19,210)	(1,496)

Net increase (decrease) in members’ capital	$17,429	$156	$(16,256)	$(325)

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2020 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$43,305	$318,363	$361,668
Unitranche First Lien	—	16,689	290,508	307,197
Unitranche First Lien - Last Out	—	—	14,426	14,426
Senior Secured Second Lien	—	8,843	97,880	106,723
Unsecured Debt	—	—	8,694	8,694
Equity & Other	—	—	45,059	45,059
Subtotal	$—	$68,837	$774,930	$843,767
Investments Measured at NAV(1)				51,467
Total Investments				$895,234
Foreign Currency Forward Contracts	$—	$2,664	$—	$2,664

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

The following table presents fair value measurements of investments as of December 31, 2019 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$83,139	$268,193	$351,332
Unitranche First Lien	—	—	218,416	218,416
Unitranche First Lien – Last Out	—	—	16,044	16,044
Senior Secured Second Lien	—	9,318	49,569	58,887
Unsecured Debt	—	—	7,414	7,414
Equity & Other	—	—	21,432	21,432
Subtotal	$—	$92,457	$581,068	$673,525
Investments Measured at NAV (1)				53,006
Total Investments				$726,531
Foreign Currency Forward Contracts	$—	$693	$—	$693

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2020, based off of the fair value hierarchy at June 30, 2020 (in thousands):

	Senior		Unitranche	Senior		Equity
	Secured	Unitranche	First -	Secured	Unsecured	&
	First Lien	First Lien	Last Out	Second Lien	Debt	Other	Total
Balance as of January 1, 2020	$268,193	$218,416	$16,044	$49,569	$7,414	$21,432	$581,068
Amortized discounts/premiums	883	742	20	73	24	6	1,748
Paid in-kind interest	717	461	-	2	77	474	1,731
Net realized gain (loss)	(358)	-	-	-	-	-	(358)
Net change in unrealized appreciation (depreciation)	(14,690)	(11,098)	(1,425)	(5,962)	(32)	8,824	(24,383)
Purchases	90,552	105,298	-	54,198	1,211	14,323	265,582
Sales/return of capital/principal repayments/paydowns	(47,225)	(23,311)	(213)	-	-	-	(70,749)
Transfers in	20,291	-	-	-	-	-	20,291
Transfers out	-	-	-	-	-	-	-

Balance as of June 30, 2020	$318,363	$290,508	$14,426	$97,880	$8,694	$45,059	$774,930

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2020	$(10,029)	$(9,086)	$(1,425)	$(3,748)	$3	$(267)	$(24,552)

During the six months ended June 30, 2020, the Company recorded $0 in transfers from Level 3 to Level 2 and $20,291 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2019, based off of the fair value hierarchy at June 30, 2019 (in thousands):

	Senior		Unitranche	Senior		Equity
	Secured	Unitranche	First -	Secured	Unsecured	&
	First Lien	First Lien	Last Out	Second Lien	Debt	Other	Total
Balance as of January 1, 2019	$232,214	$84,891	$-	$53,857	$7,263	$13,806	$392,031
Amortized discounts/premiums	598	501	18	100	16	-	1,233
Paid in-kind interest	137	-	-	-	28	-	165
Net realized gain (loss)	(602)	-	-	-	-	-	(602)
Net change in unrealized appreciation (depreciation)	567	813	103	54	55	2,680	4,272
Purchases	74,596	47,180	16,012	2,425	29	612	140,854
Sales/return of capital/principal repayments/paydowns	(35,631)	(17,445)	-	(78)	-	-	(53,154)
Transfers in	6,637	-	-	-	-	-	6,637
Transfers out	(8,426)	-	-	-	-	-	(8,426)

Balance as of June 30, 2019	$270,090	$115,940	$16,133	$56,358	$7,391	$17,098	$483,010

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2019	$1,098	$1,404	$103	$(1,170)	$55	$2,680	$4,170

During the six months ended June 30, 2019, the Company recorded $8,426 in transfers from Level 3 to Level 2 and $6,637 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of June 30, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$246,641	Discounted Cash Flows	Discount Rate	6.1%-22.4% (8.5%	)

	19,642	Enterprise Value	Comparable EBITDA Multiple	5.7x-11.0x (7.4x	)

	52,080	Broker Quoted	Broker Quote	N/A

Subtotal:	$318,363

Unitranche First Lien	$272,597	Discounted Cash Flows	Discount Rate	6.4%-13.1% (8.0%	)

	5,219	Enterprise Value	Comparable EBITDA Multiple	8.3x

	12,692	Broker Quoted	Broker Quote	N/A

Subtotal	$290,508

Unitranche First Lien - Last Out	$7,761	Discounted Cash Flows	Discount Rate	6.7%-8.8% (7.8%	)

	6,665	Recovery Analysis	Recovery Analysis	90.7%

Subtotal	$14,426

Senior Secured Second Lien	$78,305	Discounted Cash Flows	Discount Rate	9.3%-17.4% (11.3%	)

	4,638	Enterprise Value	Comparable EBITDA Multiple	11.7x

	14,937	Broker Quoted	Broker Quote	N/A

Subtotal:	$97,880

Unsecured Debt	$8,694	Discounted Cash Flows	Discount Rate	8.7%-19.6% (10.9%	)

Equity & Other	$43,403	Enterprise Value	Comparable EBITDA Multiple	4.3x-17.3x (10.6x	)

	1,656	Broker Quoted	Broker Quote	N/A

Subtotal:	$45,059

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2019 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$213,314	Discounted Cash Flows	Discount Rate	6.3%-12.9% (7.4%	)

	7,488	Enterprise Value	Comparable EBITDA Multiple	11.7x

	47,391	Broker Quoted	Broker Quote	N/A

Subtotal:	$268,193

Unitranche First Lien	$199,952	Discounted Cash Flows	Discount Rate	6.5%-12.2% (8.1%	)

	34,508	Broker Quoted	Broker Quote	N/A

Subtotal	$234,460

Senior Secured Second Lien	$43,018	Discounted Cash Flows	Discount Rate	9.1%-15.6% (10.8%	)

	6,551	Enterprise Value	Comparable EBITDA Multiple	11.4x

Subtotal:	$49,569

Unsecured Debt	$7,414	Discounted Cash Flows	Discount Rate	11.0%-15.7% (11.5%	)

Preferred Stock	$4,817	Enterprise Value	Comparable EBITDA Multiple	10.2x-17.9x (16.0x	)

Common Stock	$16,615	Enterprise Value	Comparable EBITDA Multiple	7.3x-17.9x (14.0x	)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2020 and December 31, 2019. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases or decreases in market EBITDA multiples would result in an increase or decrease in the fair value.

Note 6. Debt

Debt consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Aggregate Principal	Drawn	Amount	Carrying	Weighted Average Debt	Weighted Average Interest
	Amount Committed	Amount	Available (1)	Value(2)	Outstanding	Rate
SPV Asset Facility	$350,000	$235,960	$114,040	$235,960	$226,440	2.42%
Corporate Revolving Facility	200,000	147,955	52,045	147,955	152,533	2.65%
InterNotes ®	16,418	16,418	—	16,418	24,421	6.40%

Total Debt	$566,418	$400,333	$166,085	$400,333	$403,394	2.67%

	December 31, 2019
	Aggregate Principal	Drawn	Amount	Carrying	Weighted Average Debt	Weighted Average Interest
	Amount Committed	Amount	Available (1)	Value(2)	Outstanding	Rate
SPV Asset Facility	$250,000	$220,687	$29,313	$220,687	$200,975	4.03%
Corporate Revolving Facility	200,000	104,754	95,246	104,754	74,930	4.26%

Total Debt	$450,000	$325,441	$124,559	$325,441	$275,905	4.10%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The amount presented excludes netting of deferred financing costs.

As of June 30, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2020 and December 31, 2019, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of June 30, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended (the “SPV Asset Facility”), with the Company as the collateral manager, seller and equityholder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. Between February 8, 2017 and March 10, 2020, the Company has entered into multiple amendments to the SPV Asset Facility to, among other things, increase the facility limit from $75,000 to $350,000.

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

Costs incurred in connection with obtaining the SPV Asset Facility and subsequent amendments have been recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of June 30, 2020 and December 31, 2019, deferred financing costs related to the SPV Asset Facility were $2,844 and $1,508, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.30% margin with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of June 30, 2020 and December 31, 2019, deferred financing costs related to the Corporate Revolving Facility were $1,660 and $1,923, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

The Corporate Revolving Facility replaced the prior corporate revolving facility with Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender. The maximum principal amount of the prior corporate revolving facility was $85,000, subject to availability under the borrowing base.

Borrowings under the prior corporate revolving facility bore interest at LIBOR plus a 1.55% margin with no LIBOR floor. The Company paid unused facility fees of 0.20% per annum on committed but undrawn amounts under the prior corporate revolving facility. Interest was payable monthly in arrears. The Company paid down in full and terminated the prior corporate revolving facility on August 20, 2019.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, the Company assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. Each series of notes has been issued by a separate trust administered by U.S. Bank.

As of June 30, 2020, the outstanding InterNotes® bear interest at fixed interest rates ranging between 6.25% and 6.75% and offer a variety of maturities ranging between February 15, 2021 and April 15, 2022.

Summary of Interest and Credit Facility Expenses

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, Internotes ®, and prior corporate revolving facility for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Borrowing interest expense	$3,157	$2,860	$7,029	$5,466
Unused facility fees	191	76	336	102
Amortization of financing costs	283	237	615	414

Total interest and credit facility expenses	$3,631	$3,173	$7,980	$5,982

Weighted average interest rate	2.98%	4.50%	3.44%	4.53%
Weighted average outstanding balance	$417,847	$254,831	$403,394	$243,352

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statement of Assets and Liabilities as due to/due from broker. There has been no cash collateral received or paid from the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

For the six months ended June 30, 2020, and 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $31,433 and $19,126, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 (in thousands):

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$2,672	$(8)	$2,664	$—	$2,664

Total	$2,672	$(8)	$2,664	$—	$2,664

As of December 31, 2019 (in thousands):

	Gross Amount	Gross Amount	Net Amount of Assets
	of Assets on	of (Liabilities) on	or (Liabilities)
	the Consolidated	the Consolidated	Presented on the
	Statements of	Statements of	Consolidated	Collateral
	Assets and	Assets and	Statements of	(Received)	Net
Counterparty	Liabilities	Liabilities	Assets and Liabilities	Pledged (1)	Amounts (2)
Wells Fargo Bank, N.A.	$758	$(65)	$693	$—	$693

Total	$758	$(65)	$693	$—	$693

(1)	Amount excludes excess cash collateral paid.

(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three and six months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(218)	309	1,972	282

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(218)	$309	$1,972	$282

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2020 and December 31, 2019, the Company had aggregated unfunded commitments totaling $66,591 and $82,745 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of June 30, 2020 and December 31, 2019, the Company has the following unfunded commitments to portfolio companies (in thousands):

	June 30, 2020			December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
1st Lien/Senior Secured Debt/Unitranche First Lien
Abode Healthcare, Inc.	8/25/2025	$918	$(8)	8/25/2025	$862	$(13)
Affinitiv, Inc.	8/26/2024	567	(30)	8/26/2024	850	—
Ameda, Inc.	9/29/2022	113	(10)	9/29/2022	113	(2)
Ansira Partners, Inc.	—	—	—	4/16/2020	322	(18)
Auto-Vehicle Parts, LLC	1/3/2023	600	(28)	1/3/2023	600	(2)
Avaap USA LLC	3/22/2023	520	(10)	3/22/2023	650	7
Benesys, Inc.	10/5/2024	60	(3)	10/5/2024	102	(2)
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	—	11/16/2020	850	—
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	—	9/26/2023	240	—
C-4 Analytics, LLC	8/22/2023	600	(11)	8/22/2023	600	—
CAT Buyer, LLC	4/11/2024	550	(14)	4/11/2024	399	(2)
CC SAG Acquisition Corp.	9/9/2021	1,898	(21)	9/9/2021	2,128	(15)
CC SAG Acquisition Corp.	9/9/2025	1,050	(12)	9/9/2025	1,050	(7)
Centauri Health Solutions, Inc.	—	—	—	1/31/2022	1,575	16
Centria Subsidiary Holdings, LLC	12/09/2025	1,026	(20)	12/9/2025	1,974	—
Claritas, LLC	12/21/2023	83	(1)	12/21/2023	180	—
Colibri Group LLC	—	—	—	5/1/2025	733	(1)
Continental Battery Company	—	—	—	1/15/2020	1,811	—
Continental Battery Company	12/14/2022	850	(9)	12/14/2022	170	—
COP Home Services Holdings, Inc.	5/13/2025	464	(17)	5/13/2025	464	(2)
CRA MSO, LLC	—	—	—	8/31/2020	1,000	—

	June 30, 2020			December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
CRA MSO, LLC	12/17/2023	60	(2)	12/17/2023	200	—
CRA MSO, LLC	—	—	—	5/13/2021	697	(3)
Crusoe Bidco Limited	—	—	—	12/2/2025	340	(3)
DFS Intermediate Holdings, LLC	9/18/2020	328	(6)	9/18/2020	328	—
DFS Intermediate Holdings, LLC	3/31/2022	1,762	(31)	3/31/2022	336	—
EiKo Global, LLC	6/1/2023	450	(10)	6/1/2023	750	—
Empire Auto Parts, LLC	9/5/2023	400	(20)	9/5/2023	400	4
GrapeTree Medical Staffing, LLC	10/19/2020	450	(6)	10/19/2022	450	—
Hepaco, LLC	8/31/2023	779	(34)	8/31/2023	257	—
Hepaco, LLC	10/15/2020	112	(5)	—	—	—
HGH Purchaser, Inc.	11/1/2021	3,378	(102)	11/1/2021	3,378	—
HGH Purchaser, Inc.	11/1/2025	659	(20)	11/1/2025	828	—
Hsid Acquisition, LLC	1/31/2022	2,900	(119)	—	—	—
Hsid Acquisition, LLC	1/31/2026	225	(9)
ISS Compressors Industries, Inc.	2/5/2026	21	(1)	—	—	—
Integrity Marketing Acquisition, LLC	—	—	—	10/15/2020	333	—
Integrity Marketing Acquisition, LLC	—	—	—	2/29/2020	1,576	(8)
Integrity Marketing Acquisition, LLC	—	—	—	2/27/2021	3,095	(15)
Integrity Marketing Acquisition, LLC	8/27/2025	1,409	(43)	8/27/2025	1,409	(7)
Kestrel Parent, LLC	11/13/2023	871	(11)	11/13/2023	871	13
Learn-It Systems, LLC	3/18/2022	1,950	(112)	3/18/2022	2,288	—
Learn-It Systems, LLC	3/18/2025	600	(35)	3/18/2025	108	—
List Partners, Inc.	—	—	—	7/6/2022	156	1
List Partners, Inc.	1/5/2023	450	(8)	1/5/2023	450	3
Lightspeed Buyer, Inc.	8/3/2021	1,800	(44)	—	—	—
Mann Lake Ltd.	10/4/2024	600	(36)	10/4/2024	456	(5)
Maroon Group, LLC	8/31/2022	1	—	8/31/2022	252	—
Midwest Industrial Rubber	—	—	—	12/2/2021	525	—
Manna Pro Products, LLC	12/8/2023	2,067	(52)	—	—	—
MRI Software LLC	2/10/2022	1,304	(49)	—	—	—
MRI Software LLC	2/10/2026	1,266	(47)	—	—	—
New Mountain Learning	3/16/2024	24	—	3/16/2024	125	(17)
Omni Ophthalmic Management Consultants, LLC	—	—	—	7/10/2019	1,150	(4)
Omni Ophthalmic Management Consultants, LLC	—	—	—	9/22/2021	850	(3)
Omni Ophthalmic Management Consultants, LLC	5/31/2021	623	(41)	—	—	—
Ontario Systems, LLC	9/5/2021	1,100	(25)	9/5/2021	1,100	—
Ontario Systems, LLC	8/30/2025	400	(9)	8/30/2025	500	—
Pilot Air Freight, LLC	7/25/2020	425	(13)	7/25/2020	1,200	—
Pilot Air Freight, LLC	7/25/2024	2	—	7/25/2024	100	—
Pinnacle Treatment Centers, Inc.	1/17/2022	1,143	(18)	—	—	—
Pinnacle Treatment Centers, Inc.	12/31/2022	371	(6)	—	—	—
POC Investors, LLC	11/10/2021	1,000	(11)	11/10/2021	1,000	—
Potter Electric Signal Company	12/19/2021	1,113	(39)	12/19/2021	1,113	(6)
Potter Electric Signal Company	—	—	—	12/19/2022	519	(3)
Potter Electric Signal Company	12/19/2024	4	—	—	—	—
Prism Bidco, Inc.	6/25/2026	833	—	—	—	—
PT Network, LLC	11/30/2021	400	(30)	11/30/2021	400	(8)
Pye-Barker Fire & Safety, LLC	11/26/2021	2,250	(61)	11/26/2021	3,750	—
Receivable Solutions, Inc.	10/1/2024	180	(5)	10/1/2024	270	—
Right Networks, LLC	11/4/2024	233	(2)	11/4/2024	233	—
Ruffalo Noel Levitz, LLC	5/29/2022	60	(2)	5/29/2022	300	(2)
Safco Dental Supply, LLC	6/14/2025	300	(14)	6/14/2025	600	—
SavATree, LLC	3/31/2021	187	(4)	3/31/2021	745	—
SavATree, LLC	6/2/2022	189	(4)	6/2/2022	550	—
Slickdeals Holdings, LLC	6/12/2023	727	(7)	6/12/2023	727	—
Smile Brands, Inc.	10/12/2020	191	(10)	10/12/2020	419	(2)
Smile Brands, Inc.	10/12/2023	300	(16)	10/12/2023	260	(1)
Smile Doctors LLC	7/30/2021	7,576	(210)	7/30/2021	198	—
Smile Doctors LLC	—	—	—	10/6/2022	170	—
Spear Education	2/3/2026	3,125	(48)	—	—	—

	June 30, 2020			December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
The Hilb Group, LLC	12/2/2021	832	—	12/2/2021	1,020	(8)
The Hilb Group, LLC	12/2/2025	109	—	—	—	—
Teaching Strategies LLC	5/14/2024	447	(12)	5/14/2024	447	4
Transportation Insight, LLC	—	—	—	12/18/2020	576	(3)
Transportation Insight, LLC	12/3/2024	113	(7)	12/3/2024	750	(4)
Tranzonic	3/27/2023	550	(10)	3/27/2023	550	—
Trinity Partners, LLC	2/21/2023	225	(5)	2/21/2023	450	—
Unifeye Vision Partners	9/13/2021	3,050	(102)	9/13/2021	3,050	—
Unifeye Vision Partners	—	—	—	9/13/2025	1,473	—
UP Acquisition Corp	5/23/2024	—	—	1/31/2020	1,624	—
UP Acquisition Corp	5/23/2024	859	(47)	5/23/2024	1,177	—
Winxnet Holdings LLC	6/29/2020	—	—	6/29/2020	400	(5)
Winxnet Holdings LLC	6/29/2023	160	(4)	6/29/2023	320	(4)
Wrench Group LLC	—	—	—	4/30/2021	1,035	3
Auction Technology Group	8/12/2026	447	72	—	—	—
Crusoe Bidco Limited	12/5/2020	486	93	12/5/2020	2,977	730
Crusoe Bidco Limited	12/5/2022	528	101	12/5/2022	2,233	547
PharComp Parent B.V.	2/18/2023	1,888	207	2/18/2023	2,096	229

Total 1st Lien/Senior Secured Debt/Unitranche First Lien		65,591	(1,285)		72,613	1,382

2nd Lien/Senior Secured Debt
NMN Holdings III Corp.	—	—	—	11/13/2020	1,667	(9)

Total 2nd Lien/Senior Secured Debt		—	—		1,667	(9)

LLC/LP Equity Interests
CBDC Senior Loan Fund LLC	—	$1,000	$(212)	—	$6,000	$66
GACP II LP	—	—	—	—	2,465	49

Total LLC/LP Equity Interests	—	1,000	(212)	—	8,465	115

Total		$66,591	$(1,497)		$82,745	$1,488

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2020 and December 31, 2019.
(3)	The fair value is reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities.

As of June 30, 2020, the Company believes that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate cash.

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

Note 9. Stockholders’ Equity

The Company has authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000 shares of its preferred stock with a par value of $0.001 per share. To date, no shares of preferred stock have been issued.

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of its common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, the Company issued 23,127,335 common shares for aggregate proceeds of $456,297, of which $10,000 was from CCG LP. Proceeds from the issuances were used to fund investing activities and for other general corporate purposes. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in private offering were terminated.

The following table summarizes the total shares issued and amount received related to capital drawdowns delivered pursuant to the Subscription Agreements for the applicable quarters through January 31, 2020, the date of the termination of private placement commitments (in thousands, except share data):

Quarter Ended	Shares	Amount
March 31, 2020	2,265,021	$44,297
December 31, 2019	1,288,461	25,000
September 30, 2019	3,284,155	65,000
June 30, 2019	1,524,312	30,000
March 31, 2019	1,330,128	26,000

For the six months ended June 30, 2020 and 2019, the Company issued 30,128 and 33,067 new common shares, respectively, in connection with its dividend reinvestment plan.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
May 11, 2020	June 30, 2020	July 15, 2020	$0.41
March 3, 2020	March 31, 2020	April 15, 2020	$0.41
November 8, 2019	December 30, 2019	January 17, 2020	$0.41
September 27, 2019	September 27, 2019	October 18, 2019	$0.41
June 28, 2019	June 28, 2019	July 18, 2019	$0.41
March 29, 2019	March 29, 2019	April 12, 2019	$0.41

At June 30, 2020 and December 31, 2019, CCG LP and its affiliates owned 1.80% and 2.23%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2020 and December 31, 2019, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$56,417	$8,512	$(18,128)	$17,372
Weighted average common shares outstanding	28,168,643	15,703,473	27,190,817	15,087,362
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$2.00	$0.54	$(0.67)	$1.15

Note 11. Income Taxes

As of June 30, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

Tax cost	$966,639

Gross unrealized appreciation	$18,244
Gross unrealized depreciation	(89,649)

Net unrealized investment depreciation	$(71,405)

As of December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

Tax cost	$730,999

Gross unrealized appreciation	$14,809
Gross unrealized depreciation	(19,277)

Net unrealized investment depreciation	$(4,468)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Per Share Data:(1)
Net asset value, beginning of period	$19.50	$19.43

Net investment income after tax	0.90	0.94
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(1.57)	0.21

Net increase (decrease) in net assets resulting from operations	(0.67)	1.15

Effect of equity issuances, net of share repurchases	0.11	—

Distributions declared from net investment income(2)	(0.82)	(0.82)
Offering costs	—	(0.01)

Total increase (decrease) in net assets	(1.38)	0.32

Net asset value, end of period	$18.12	$19.75

Shares outstanding, end of period	28,167,360	16,245,796
Weighted average shares outstanding	27,190,817	15,087,362
Total return(3)(4)	(1.45)%	11.76%

Ratio/Supplemental Data:
Net assets, end of period	$510,298	$320,784
Ratio of total net expenses to average net assets(5)(6)	5.79%	6.77%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.31%	2.60%
Ratio of net investment income before taxes to average net assets(6)	10.82%	9.93%
Ratio of interest and credit facility expenses to average net assets(4)	3.47%	4.17%
Ratio of net incentive fees to average net assets(4)	—%	—%
Ratio of portfolio turnover to average investments at fair value(7)	15.22%	10.91%
Asset coverage ratio	2.26	2.18

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(3)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(4)	Annualized.
(5)

The ratio of total expenses to average net assets in the table above reflects the Advisor’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 5.82% and 6.82% for the three and six months ended June 30, 2020 and 2019, respectively.

(6)	Annualized except for organization expenses.
(7)	Not annualized.

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

Total consideration paid by the Company, including transaction costs related to the merger, of $118,256 was allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the closing date, subject to the limitation that certain “non-qualifying” assets, including financial instruments, could not be assigned an amount greater than their fair values. As a result of this limitation, total consideration paid by the Company exceeded the fair value of the net assets acquired by $3,825, which has been presented as a realized loss in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2020. The Company estimated the fair value of the assets acquired and liabilities assumed in accordance with ASC 820; the methodologies utilized to make these estimates were consistent with those used by the Company in estimating the fair value of its own assets and liabilities.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Alcentra Acquisition (in thousands):

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

Note 14. Stock Repurchase Program

On January 31, 2020, the Company entered into a $20,000 repurchase plan which allowed it to purchase shares in the open market any time the Company’s common stock trades below ninety percent (90%) of its most recently disclosed net asset value per share. The plan was subject to compliance with the Company’s liquidity, covenant, leverage and regulatory requirements. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020. On April 9, 2020, the Company’s Board of Directors unanimously approved the termination of the Company’s stock repurchase program.

The following table summarizes share repurchases under the Company’s stock repurchase program for the six months ended June 30, 2020. There were no share repurchases for the six months ended June 30, 2019 (in thousands, except share and per share data).

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Dollar amount repurchased	$326	$—	$2,208		$—
Shares repurchased	33,187	—	192,415		—
Average price per share including commission	$9.83	$—	$11.48		$—
Weighted average discount to net asset value	40.46%	—	40.89	%(1)	—

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2020 and for the six months ended June 30, 2020.

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Notes”). The Notes will be issued in two closings. The initial issuance of $25,000 of Notes closed July 30, 2020. The issuance of the remaining $25,000 of Notes is expected to occur on or before October 28, 2020.

On August 7, 2020, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about October 15, 2020 to stockholders of record as of September 30, 2020.

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

On January 31, 2020, we completed the Alcentra Acquisition, pursuant to the terms and conditions of the Merger Agreement. To effect the acquisition, Acquisition Sub merged with and into Alcentra Capital, with Alcentra Capital surviving the merger as our wholly owned subsidiary. Immediately thereafter and as a single integrated transaction, Alcentra Capital consummated the Second Merger, whereby it merged with and into us, with Crescent Capital BDC surviving the merger. Pursuant to the Merger Agreement, Alcentra Capital stockholders received the right to the following merger consideration in exchange for each share of Alcentra Capital common stock outstanding immediately prior to January 31, 2020, (a) $3.1784 per share in cash consideration (less the $0.8000 final dividend declared by Alcentra Capital) and (b) stock consideration at the fixed exchange ratio of 0.4041 shares of Common Stock. This resulted in our then-existing stockholders owning approximately 82% of us and Alcentra Capital’s then-existing stockholders owning approximately 18% of us.

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

Revenues

We generate revenue primarily in the form of interest income on debt investments, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable.

Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

We may receive other income, which may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan using the effective yield method.

Expenses

Our primary operating expenses include the payment of management fees and incentive fees to the Advisor under the Investment Advisory Agreement, as amended, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our sub-administration agreement with State Street Bank and Trust Company and other operating costs described below. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	fees and expenses associated with independent audits and outside legal costs;

•	independent directors’ fees and expenses;

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to us, including but not limited to, our Chief Compliance Officer, our legal counsel and other professionals);

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

In accordance with applicable SEC staff guidance and interpretations, effective May 5, 2020 with shareholder approval, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Advisor’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO INVESTMENT ACTIVITY

We seek to create a broad and diversified portfolio that generally includes senior secured first lien, unitranche, senior secured second lien and subordinated loans and minority equity securities of U.S. middle market companies. The size of our individual investments will vary proportionately with the size of our capital base. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity.

As of June 30, 2020 and December 31, 2019, our portfolio at fair value was comprised of the following:

($ in millions)

	June 30, 2020		December 31, 2019
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$361.7	40.4%	$351.3	48.3%
Unitranche First Lien	307.2	34.3	218.3	30.1
Unitranche First Lien – Last Out	14.4	1.6	16.2	2.2
Senior Secured Second Lien	106.7	11.9	58.9	8.1
Unsecured Debt	8.7	1.0	7.4	1.0
Equity & Other	45.0	5.0	21.4	3.0
LLC/LP Equity Interests	51.5	5.8	53.0	7.3

Total investments	$895.2	100.0%	$726.5	100.0%

The following table shows the asset mix of investments made at cost, inclusive of revolver and delayed draw fundings, during the three and six months ended June 30, 2020 and June 30, 2019:

($ in millions)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020 (1)		Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Investment Type	Cost	Percentage	Cost	Percentage	Cost	Percentage	Cost	Percentage
Senior Secured First Lien	$6.1	23.0%	$48.3	33.6%	$68.5	56.2%	$85.6	46.2%
Unitranche First Lien	10.8	40.9	77.5	53.9	39.3	32.3	47.9	25.9
Unitranche First Lien – Last Out	—	—	—	—	1.0	0.8	16.0	8.7
Senior Secured Second Lien	9.5	36.0	9.6	6.6	2.4	2.0	4.5	2.4
Unsecured Debt	—	—	—	—	—	—	—	—
Equity & Other	0.0	0.1	0.0	0.0	0.6	0.5	0.6	0.3
LLC/LP Equity Interests	—	—	8.5	5.9	10.0	8.2	30.6	16.5

Total investments	$26.4	100.0%	$143.9	100.0%	$121.8	100.0%	$185.2	100.0%

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The asset acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

For the three months ended June 30, 2020, we had principal repayments and sales of $60.4 million. For the three months ended June 30, 2020, we had a portfolio decrease of $33.9 million based on amortized cost.

For the three months ended June 30, 2019, we had principal repayments and sales of $18.7 million. For the three months ended June 30, 2019, we had a portfolio increase of $103.1 million based on amortized cost.

For the six months ended June 30, 2020, we had principal repayments and sales of $134.1 million. For the six months ended June 30, 2020, we had a portfolio increase, excluding assets acquired in the Alcentra Acquisition, of $9.8 million based on amortized cost.

For the six months ended June 30, 2019, we had principal repayments and sales of $58.6 million. For the six months ended June 30, 2019, we had a portfolio increase of $127.2 million based on amortized cost.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted average yield on income producing securities (at cost) (1)	7.9%	8.1%(2)
Percentage of debt bearing a floating rate (at fair value)	96.9%	97.9%
Percentage of debt bearing a fixed rate (at fair value)	3.1%	2.1%
Number of portfolio companies	124	98

(1)	Yield excludes investments on non-accrual status.
(2)	Prior period updated to conform to current period methodology.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of June 30, 2020 and December 31, 2019.

($ in millions)

	June 30, 2020		December 31, 2019
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$812.8	96.1%	$645.4	98.1%
Non-accrual	33.4	3.9	12.6	1.9

Total income producing debt securities	$846.2	100.0%	$658.0	100.0%

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

As of June 30, 2020, we had investments in five portfolio companies with eight investment positions on non-accrual status, which represented 3.9% and 2.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, we had investments in one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2020 and December 31, 2019.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2020 and December 31, 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in millions)

	June 30, 2020		December 31, 2019
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$14.9	1.7%	$19.1	2.6%
2	677.5	75.7	653.1	89.9
3	183.6	20.5	47.8	6.6
4	19.2	2.1	6.5	0.9
5	—	—	—	—

Total	$895.2	100.0%	$726.5	100.0%

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2020 and 2019 were as follows:

($ in millions)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total investment income	$19.3	$12.5	$38.2	$24.0
Total net expenses	6.3	5.1	13.7	9.8

Net investment income	$13.0	$7.4	$24.5	$14.2
Net realized gain (loss) on investments (1)	(1.0)	(0.1)	(1.2)	(0.4)
Net unrealized appreciation (depreciation) on investments (1)(2)	44.7	1.3	(37.9)	4.0

Net realized and unrealized gains (losses) on investments	$43.7	$1.2	$(39.1)	$3.6

Realized loss on asset acquisition	—	—	(3.8)	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(0.3)	(0.1)	0.3	(0.4)

Net increase (decrease) in net assets resulting from operations	$56.4	$8.5	$(18.1)	$17.4

(1)	Includes foreign currency transactions and translation.
(2)	Includes foreign currency forward contracts

Investment Income

($ in millions)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest from investments	$17.2	$11.1	$34.7	$21.9
Dividend Income	1.5	1.1	2.4	1.5
Other income	0.6	0.3	1.1	0.6

Total	$19.3	$12.5	$38.2	$24.0

Interest income, which includes amortization of upfront fees, increased from $11.1 million for the three months ended June 30, 2019 to $17.2 million for the three months ended June 30, 2020, due to an increase in the size of our portfolio related to the Alcentra Acquisition and organic net deployment. Included in interest from investments for the three months ended June 30, 2020 and June 30, 2019 are $0.3 million and $0.2 million in accelerated accretion of OID, respectively.

Dividend income increased from $1.1 million for the three months ended June 30, 2019 to $1.5 million for the three months ended June 30, 2020 due to higher dividend payments from the Senior Loan Fund and GACP II LP. Other income which includes unused fees, amortization of loan administration fees earned as the administration agent, and other miscellaneous fee income, increased from $0.3 million for the three months ended June 30, 2019 to $0.6 million for the three months ended June 30, 2020, due to an increase in the size of our portfolio.

Interest income, which includes amortization of upfront fees, increased from $21.9 million for the six months ended June 30, 2019 to $34.7 million for the six months ended June 30, 2020, due to an increase in the size of our portfolio related to the Alcentra Acquisition and organic net deployment. Included in interest from investments for the six months ended June 30, 2020 and June 30, 2019 are $1.3 million and $0.6 million in accelerated accretion of OID, respectively.

Dividend income increased from $1.5 million for the six months ended June 30, 2019 to $2.4 million for the six months ended June 30, 2020 due to higher dividend payments from the Senior Loan Fund and GACP II LP. Other income which includes unused fees, amortization of loan administration fees earned as the administration agent, and other miscellaneous fee income, increased from $0.6 million for the six months ended June 30, 2019 to $1.1 million for the three months ended June 30, 2020, due to an increase in the size of our portfolio.

Expenses

($ in millions)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest and debt financing costs	$3.6	$3.1	$8.0	$6.0
Management fees	2.8	2.2	5.4	4.1
Incentive fees	2.3	1.1	4.2	2.1
Professional fees	0.3	0.2	0.7	0.4
Directors’ fees	0.1	0.1	0.3	0.1
Other general and administrative expenses	0.5	0.5	1.2	1.1

Total expenses	$9.6	$7.2	$19.8	$13.8
Management fee waiver	(1.1)	(1.0)	(2.3)	(1.9)
Incentive fee waiver	(2.3)	(1.1)	(4.2)	(2.1)

Net expenses	$6.2	$5.1	$13.3	$9.8
Income and excise taxes	0.1	0.0	0.4	0.0

Total	$6.3	$5.1	$13.7	$9.8

Interest and Credit Facility Expenses

Interest and debt financing costs include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on our credit facilities. Interest and debt financing costs increased from $3.1 million for the three months ended June 30, 2019 to $3.6 million for the three months ended June 30, 2020. This increase was primarily due to an increase in the weighted average debt outstanding largely due to the Alcentra Acquisition from $254.8 million for the three months ended June 30, 2019 to $417.8 million for the three months ended June 30, 2020. The increase in the weighted average debt outstanding was partially offset by the average interest rate (excluding deferred upfront financing costs and unused fees) decreasing from 4.5% for the three months ended June 30, 2019 to 3.0% for the three months ended June 30, 2020, primarily driven by declining benchmark rates.

Interest and debt financing costs increased from $6.0 million for the six months ended June 30, 2019 to $8.0 million for the six months ended June 30, 2020. This increase was primarily due to an increase in the weighted average debt outstanding largely due to the Alcentra Acquisition from $243.4 million for the six months ended June 30, 2019 to $403.4 million for the six months ended June 30, 2020. The increase in the weighted average debt outstanding was partially offset by the average interest rate (excluding deferred upfront financing costs and unused fees) on the weighted average debt outstanding decreasing from 4.5% for the six months ended June 30, 2019 to 3.4% for the six months ended June 30, 2020, primarily driven by declining benchmark rates.

Investment Advisory Agreements

On June 2, 2015, we entered into an investment advisory agreement with the Advisor (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by our stockholders on January 29, 2020 in connection with the Alcentra Acquisition. Under the terms of the Amended and Restated Investment Advisory Agreement, the Advisor provides investment advisory services to us and our portfolio investments. The Advisor’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Advisor is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Advisory Agreements, the Advisor is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

For the three and six months ended June 30, 2020, we incurred management fees of $1.7 and $3.2 million, respectively, which are net of waived amounts, of $1.1 and $2.3 million, respectively, of which $1.7 million was payable at June 30, 2020. For the three and six months ended June 30, 2019, we incurred management fees of $1.1 and $2.1 million, respectively, which are net of waived amounts, of $1.0 and $1.9 million respectively, of which $1.1 million was payable at June 30, 2019.

The Advisor has voluntarily waived its right to receive management fees on our investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the three and six months ended June 30, 2020, $0.0 and $0.1 million, respectively, of management fees waived were attributable to our investment in GACP II LP. For the three and six months ended June 30, 2019, $0.0 and $0.1 million, respectively, of management fees waived were attributable to our investment in GACP II LP. These amounts are excluded from the management fee waived amounts above.

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

In addition, under the terms of the Amended and Restated Investment Advisory Agreement, the Advisor agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Once the Advisor begins to earn income incentive fees, the Advisor will voluntarily waive the income incentive fees attributable to the investment income accrued by us as a result of our investment in GACP II.

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

For the three months ended June 30, 2020 and 2019, we incurred income incentive fees of $2.3 million and $1.1 million, of which $2.3 million and $1.1 million were waived. For the six months ended June 30, 2020 and 2019, we incurred income incentive fees of $4.2 million and $2.1 million, of which $4.2 million and $2.1 million were waived. $0 was payable at June 30, 2020 and 2019, respectively.

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

For the three and six months ended June 30, 2020 and 2019, we accrued no incentive fee on cumulative unrealized capital appreciation.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the sub-administration agreement, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with our operations and investment activity. Professional fees increased from $0.2 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020, while other general and administrative expenses remained relatively flat at $0.5 million for the three months ended June 30, 2020 and 2019, respectively. The net increase in expenses was due to an increase in costs associated with servicing a growing investment portfolio. Professional fees increased from $0.4 million for the six months ended June 30, 2019 to $0.7 million for the three months ended June 30, 2020, while other general and administrative expenses increased from $1.1 million for the six months ended June 30, 2019 to $1.2 million for the six months ended June 30, 2020. The net increase in expenses was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We agreed to repay the Advisor for initial organization costs and equity offering costs incurred prior to the commencement of our operations up to a maximum of $1.5 million on a pro rata basis over the first $350.0 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. The initial 3 year term was later extended to June 30, 2019, with shareholder approval. To the extent such costs relate to equity offerings, these costs are charged as a reduction of capital upon the issuance of common shares. To the extent such costs relate to organization costs, these costs are expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Advisor is responsible for organization and private equity offerings costs in excess of $1.5 million. During the reimbursement period which began on June 26, 2015 and expired on June 30, 2019, the Advisor had allocated to us $0.8 million of equity offering costs and $0.6 million of organization costs.

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

In order to not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended June 30, 2020 and 2019, we expensed an excise tax of $0.1 million and $0.0 million, respectively, of which $0.1 million and $0.0 million remained payable, respectively. For the six months ended June 30, 2020 and 2019, we expensed an excise tax of $0.3 million and $0.0 million, respectively, of which $0.2 million and $0.0 million remained payable, respectively.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and six months ended June 30, 2020 and 2019, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Realized losses on investments	$(1.4)	$(0.1)	$(1.5)	$(0.3)
Realized gains on investments	0.3	0.0	0.4	—
Realized gains on foreign currency transactions	0.1	(0.0)	0.2	(0.1)
Realized losses on foreign currency transactions	(0.0)	(0.0)	(0.3)	(0.0)

Net realized gains (losses) on investments	$(1.0)	$(0.1)	$(1.2)	$(0.4)

Change in unrealized depreciation on non-controlled and non-affiliated investments	$22.5	$(1.4)	$(33.2)	$(1.1)
Change in unrealized appreciation on non-controlled and non-affiliated investments	1.5	2.7	(5.8)	4.5
Change in unrealized depreciation on non-controlled and affiliated investments	1.2	—	(1.8)	0.0
Change in unrealized appreciation on non-controlled and affiliated investments	10.6	0.1	10.1	0.6
Change in unrealized depreciation on foreign currency translation	(0.1)	(0.5)	(0.6)	(0.5)
Change in unrealized appreciation on foreign currency translation	1.3	0.6	0.3	0.9
Change in unrealized depreciation on controlled and affiliated investments	7.9	(0.5)	(8.5)	(0.7)
Change in unrealized appreciation on controlled and affiliated investments	—	—	(0.4)	—
Change in unrealized appreciation on foreign currency forwards	0.0	0.0	2.0	0.1
Change in unrealized depreciation on foreign currency forwards	(0.2)	0.3	—	0.2

Net unrealized appreciation (depreciation)on investments	$44.7	$1.3	$(37.9)	$4.0
Realized loss on asset acquisition	—	—	(3.8)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	$43.7	$1.2	$(42.9)	$3.6

For the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, the change in unrealized depreciation on debt and equity investments was largely due to increased market volatility and wider credit spreads resulting from the COVID-19 pandemic.

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

During the six months ended June 30, 2020 and June 30, 2019, our average U.S. Dollar notional exposure to foreign currency forward contracts were $31.4 million and $19.1 million, respectively.

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

	June 30, 2020
Member	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40.0	$39.0	$1.0
Masterland	40.0	39.0	1.0

Total	$80.0	$78.0	$2.0

	December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40.0	$34.0	$6.0
Masterland	40.0	34.0	6.0

Total	$80.0	$68.0	$12.0

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), as amended, which permitted up to $300.0 million of borrowings as of June 30, 2020. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC. The interest rate on the credit facility is London Interbank Offered Rate (“LIBOR”), with no LIBOR floor, plus margin, which ranges between 1.25% and 1.45% based on pricing of the pledged collateral.

Below is a summary of the Senior Loan Fund’s portfolio as of June 30, 2020 and December 31, 2019:

($ in millions)

	As of June 30, 2020	As of December 31, 2019
Total senior secured debt, at par	$288.7	$275.6
Total senior secured debt, at fair value	$268.8	$275.1
Weighted average current interest rate on senior secured debt(1)	3.5%	4.9%
Number of borrowers in the Senior Loan Fund’s portfolio	180	169
Largest loan to a single borrower	$3.5	$3.5
Senior Secured First Lien investments as a % of total investments, at fair value	100.0%	100.0%
United States based investments as a % of total investments, at fair value	90.4%	89.7%
Non-accrual investments as % of total investment, at cost	0.0%	0.0%
(1)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Below is selected balance sheet information for the Senior Loan Fund as of June 30, 2020 and December 31, 2019:

($ in millions)

	As of June 30, 2020 (Unaudited)	As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$268.8	$275.1
Cash and cash equivalents	9.2	7.9
Other assets	2.1	6.7

Total assets	$280.1	$289.7

Debt (net of deferred financing costs of $0.3 and $0.2 million, respectively)	$211.3	$205.8
Other liabilities	7.8	15.0

Total liabilities	$219.1	$220.8

Members’ Capital	61.0	68.9

Total liabilities and members’ capital	$280.1	$289.7

Below is selected statements of operations information for the Senior Loan Fund for the three and six months ended June 30, 2020 and June 30, 2019:

($ in millions)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Selected Statements of Operations Information:
Total investment income	$2.8	$2.1	$6.2	$2.2
Expenses
Interest and other debt financing costs	1.2	0.8	2.7	0.9
Professional fees	0.0	0.0	0.0	0.1
Other general and administrative expenses	0.1	0.1	0.2	0.1

Total expenses	1.3	0.9	2.9	1.1

Net investment income (loss)	1.5	1.2	3.3	1.1

Net realized gain (loss) on investments	(0.2)	0.0	(0.4)	0.1
Net change in unrealized appreciation (depreciation) on investments	16.1	(1.0)	(19.2)	(1.5)

Net increase (decrease) in members’ capital	$17.4	$0.2	$(16.3)	$(0.3)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Advisor); (3) debt service, repayment, and other financing costs; and (4) cash distributions to the holders of our common stock. We expect to generate additional liquidity from (1) borrowings from our SPV Asset Facility and Corporate Revolving Facility and from other banks, lenders, or future issuances of debt securities; and, (2) cash flows from operations.

As of June 30, 2020, we had $11.6 million in cash and cash equivalents and restricted cash and cash equivalents and $166.1 million of undrawn capacity on our revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations.

We expect that the market and business disruption created by the COVID-19 pandemic will impact certain aspects of our liquidity, and we are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. We saw an unprecedented level of calls for revolver fundings in March and April and subsequent repayments in the latter half of the second quarter. High market spreads and other economic volatility resulted in significant depreciation in the valuations of our investments, particularly in the first quarter, which may adversely impact collateral eligibility and reduce the availability under our credit facilities. However, the undrawn capacity under our facilities as of June 30, 2020 is in excess of our unfunded commitments.

As of June 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2020. However, any continued increase in realized losses or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

It is impossible at this time to determine the full scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on our liquidity and overall performance.

Capital Share Activity

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, we issued 23,127,335 common shares for aggregate proceeds of $456.3 million, of which $10.0 million was from CCG LP. Proceeds from the issuances were used to fund our investing activities and for other general corporate purposes. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in private offering were terminated.

In connection with the Alcentra Acquisition, we issued 5,203,016 shares as part of the consideration paid for net assets acquired.

During the six months ended June 30, 2020, we issued 30,128 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million. During the six months ended June 30, 2019, we issued 33,067 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million.

Debt

Debt consisted of the following as of June 30, 2020 and December 31, 2019:

($ in millions)

	June 30, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$236.0	$114.0	$236.0	$226.5	2.42%
Corporate Revolving Facility	200.0	147.9	52.1	147.9	152.5	2.65%
Internotes ®	16.4	16.4	—	16.4	24.4	6.40%

Total Debt	$566.4	$400.3	$166.1	$400.3	$403.4	2.67%

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$250.0	$220.7	$29.3	$220.7	$201.0	4.03%
Corporate Revolving Facility	200.0	104.7	95.3	104.7	74.9	4.26%

Total Debt	$450.0	$325.4	$124.6	$325.4	$275.9	4.10%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	Amount presented excludes netting of deferred financing costs.

The carrying value of our debt as of June 30, 2020 and December 31, 2019 approximates our fair value as the debt, issued at market terms, includes variable interest rates.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended (the “SPV Asset Facility”) with us as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. Between February 8, 2017 and March 10, 2020, we have entered into multiple amendments to the SPV Asset Facility to, among other things, increase the facility limit from $75 million to $350 million.

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

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.30% margin with no LIBOR floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable monthly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

The Corporate Revolving Facility replaced the prior corporate revolving facility with Capital One, National Association. The maximum principal amount of the prior corporate revolving facility was $85 million, subject to availability under the borrowing base. Borrowings under the prior corporate revolving facility bore interest at LIBOR plus a 1.55% margin with no LIBOR floor. We paid unused facility fees of 0.20% per annum on committed but undrawn amounts. Interest was payable monthly in arrears. We paid down in full and terminated the prior corporate revolving facility on August 20, 2019.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, we assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. Each series of notes has been issued by a separate trust administered by U.S. Bank. As of June 30, 2020, the outstanding Internotes® bear interest at fixed interest rates ranging between 6.25% and 6.75% and offer a variety of maturities ranging between February 15, 2021 and April 15, 2022.

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, InterNotes® and prior corporate revolving facility for the three and six months ended June 30, 2020 and 2019, were as follows:

($ in millions)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Borrowing interest expense	$3.1	$2.9	$7.0	$5.5
Unused facility fees	0.2	0.1	0.4	0.1
Amortization of financing costs	0.3	0.2	0.6	0.4

Total interest and credit facility expenses	$3.6	$3.2	$8.0	$6.0

Weighted average interest rate	2.98%	4.50%	3.44%	4.53%
Weighted average outstanding balance	$417.8	$254.8	$403.4	$243.4

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our SPV Asset Facility and Corporate Revolving Facility. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors

In accordance with applicable SEC staff guidance and interpretations, effective May 5, 2020 with shareholder approval, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Advisor’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

As of June 30, 2020 and December 31, 2019, our asset coverage ratio was 2.26 to 1 and 2.25 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

STOCK REPURCHASE PROGRAM

On January 31, 2020, we entered into a $20.0 million repurchase plan which allowed us to purchase shares in the open market any time our common stock traded below ninety percent (90%) of the most recently disclosed net asset value per share. The plan was subject to compliance with our liquidity, covenant, leverage and regulatory requirements. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020. On April 9, 2020, our Board of Directors unanimously approved the termination of the stock repurchase program.

For the six months ended June 30, 2020, we repurchased 192,415 shares at an average price per share, including commissions, of $11.48.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2020 and December 31, 2019, we had aggregate unfunded commitments totaling $66.6 million and $82.7 million including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

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

During the six months ended June 30, 2020, we recorded $0.0 million in transfers from Level 3 to Level 2 and $20.3 million in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the six months ended June 30, 2019, we recorded $8.4 million in transfers from Level 3 to Level 2 and $6.6 million in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

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

As of June 30, 2020, we had five portfolio companies with eight investment positions on non-accrual status, which represented 3.9% and 2.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, we had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively.

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

In order for us not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. We accrue excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three and six months ended June 30, 2020, we expensed an excise tax of $0.1 and $0.3 million, respectively, of which $0.2 million remained payable. For the three and six months ended June 30, 2019, we expensed an excise tax of $0 and $0, respectively, of which $0.0 million remained payable.

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

For the three and six months ended June 30, 2020, we recognized a benefit/(provision) for taxes of $(0.2) million and $0.3 million, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. For the three and six months ended June 30, 2019, we recognized a benefit/(provision) for taxes of $(0.0) million and $(0.5) million, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. As of June 30, 2020 and December 31, 2019, $1.0 million and $0.9 million, respectively, was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of June 30, 2020 and December 31, 2019, $0.8 million and $0.4 million, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

For the three and six months ended June 30, 2020 and 2019, there were no realized gains on investments requiring a recognition of a tax provision.

We intend to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2020, we are subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. As of June 30, 2020, the percentage of 2020 income estimated as qualified interest income for tax purposes was 94.1%.

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 is elective and can be adopted between March 12, 2020 and December 31, 2022. We expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

Recent Developments

On July 30, 2020, we completed a private offering of $50.0 million aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Notes”). The Notes will be issued in two closings. The initial issuance of $25.0 million of Notes closed on July 30, 2020. The issuance of the remaining $25.0 million of Notes is expected to occur on or before October 28, 2020.

On August 7, 2020, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about October 15, 2020 to stockholders of record as of September 30, 2020.

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

As of June 30, 2020, 96.9% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$24.3	$11.5	$12.8
Up 200 basis points	$16.2	$7.7	$8.5
Up 100 basis points	$8.1	$3.8	$4.3
Down 25 basis points	$(0.5)	$(1.0)	$0.5
Down 100 basis points	$(0.6)	$(1.2)	$0.6

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2020, we had £9.1 million and €16.1 million notional exposure to foreign currency forward contracts related to investments totaling £9.4 million and €16.6.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020.

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about December 23, 2019, stockholders of Alcentra Capital filed two virtually identical stockholder class action complaints purportedly on behalf of holders of the common stock of Alcentra Capital against the members of Alcentra Capital’s board of directors and certain former Alcentra Capital officers, in the Circuit Court for Baltimore City, Maryland alleging that the defendants breached their fiduciary duties to the public stockholders of Alcentra Capital by commencing a sales process allegedly in response to certain actions by Stilwell Value Partners VII, Stilwell Activist Fund, Stilwell Activist Investments, and Stilwell Associates, and by omitting allegedly material information concerning the transaction, the resignation of certain directors of Alcentra, and the financial analysis and fairness opinion of Houlihan Lokey from the joint proxy statement filed with the SEC on December 11, 2019 as part of the registration statement relating to the Alcentra Acquisition. The complaints sought to recover compensatory damages for alleged losses resulting from the alleged breaches of fiduciary duty. We assumed indemnification responsibilities owed by Alcentra to its former directors and officers with respect to this proceeding in connection with the Alcentra Acquisition and, in April 2020, the Circuit Court for Baltimore City dismissed both stockholder class action complaints. The plaintiffs in both cases did not timely file an appeal to the decision of the Circuit Court of Baltimore City and as a consequence the dismissal of each class action complaint is final.

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

Events outside of our control, including public health crises such as the novel coronavirus (“COVID-19”), may negatively affect the results of our operations.

As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19,” which the World Health Organization has declared a global pandemic. The United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;

•	inability of us to accurately or reliably value our portfolio;

•

inability of us to comply with certain asset coverage ratios that would prevent us from paying dividends to our common stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;

•	inability of us to pay any dividends and distributions or service our debt;

•	inability of us to maintain our status as a regulated investment company under the Code;

•	potentially severe, sudden and unexpected declines in the value of our investments;

•	increased risk of default or bankruptcy by the companies in which we invest;

•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, our Advisor instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our Advisor and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. See “Risk Factors-Risks Relating to Our Business and Structure-Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Accordingly, an investment in us is subject to an elevated degree of risk as compared to other market environments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On January 31, 2020, we entered into a $20.0 million repurchase plan which allowed us to purchase shares in the open market any time our common stock traded below ninety percent (90%) of the most recently disclosed net asset value per share. The plan was subject to compliance with our liquidity, covenant, leverage and regulatory requirements. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We have retired all such shares of common stock that we purchased in connection with the stock repurchase program. On April 9, 2020, our Board of Directors unanimously approved the termination of our stock repurchase program.

The following table presents information with respect to our stock repurchase program during the three and six months ended June 30, 2020.

($ in millions except per share price)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Dollar amount repurchased	$0.3	$—	$2.2		$—
Shares repurchased	33,187	—	192,415		—
Average price per share including commission	$9.83	$—	$11.48		$—
Weighted average discount to net asset value	40.46%	—	40.89	%(1)	—

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares in connection with the stock repurchase plan for each month in the six month period ended June 30, 2020:

($ in millions except per share price)

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2020	$—	—	$—
February 2020	—	—	—
March 2020	11.82	159,228	14.6
April 2020	9.83	33,187	14.3
May 2020	—	—	—
June 2020	—	—	—

Total	$11.48	192,415	$14.3

(1)

The $20.0 million maximum repurchase amount has been subsequently reduced by $3.5 million provided for under Rule 10b5-1 plans entered into by our affiliates with respect to the common stock for a similar time period at the same price.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Quarterly Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements on page F-1 of this quarterly report on Form 10-Q.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

3.	Exhibits—The following is a list of all exhibits filed as a part of this quarterly report on Form 10-Q, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

4.2	Form of Base Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 3, 2020).

4.3	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 3, 2020).

4.4	Form of First Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 3, 2020).

4.5	Form of Global Note relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture) (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on February 3, 2020).

4.6	Form of Seventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on February 3, 2020).

4.7	Form of Global Note relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K filed on February 3, 2020).

4.8	Form of Eighth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (incorporated by reference to Exhibit 4.77 to the Company’s Form 8-K filed on February 3, 2020).

4.9	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture) (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed on February 3, 2020).

4.10	Form of Ninth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K filed on February 3, 2020).

4.11	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture) (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K filed on February 3, 2020).

4.12	Form of Tenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K filed on February 3, 2020).

4.13	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture) (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K filed on February 3, 2020).

4.14	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.13 to the Company’s Form 8-K filed on February 3, 2020).

4.15	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture) (incorporated by reference to Exhibit 4.14 to the Company’s Form 8-K filed on February 3, 2020).

4.16	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.15 to the Company’s Form 8-K filed on February 3, 2020).

4.17	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture) (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K filed on February 3, 202)).

4.18	Form of Thirteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K filed on February 3, 2020).

4.19	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Thirteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.18 to the Company’s Form 8-K filed on February 3, 2020)).

4.20	Form of Fourteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.19 to the Company’s Form 8-K filed on February 3, 2020).

4.21	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fourteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.20 to the Company’s Form 8-K filed on February 3, 2020).

4.22	Form of Fifteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.21 to the Company’s Form 8-K filed on February 3, 2020).

4.23	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fifteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.22 to the Company’s Form 8-K filed on February 3, 2020).

4.24	Form of Sixteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.23 to the Company’s Form 8-K filed on February 3, 2020).

4.25	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Sixteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.24 to the Company’s Form 8-K filed on February 3, 2020).

4.26	Form of Seventeenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.25 to the Company’s Form 8-K filed on February 3, 2020).

4.27	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Seventeenth Supplemental Indenture) (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K filed on February 3, 2020).

4.28	Form of Eighteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Company’s Form 8-K filed on February 3, 2020).

4.29	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Eighteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.28 to the Company’s Form 8-K filed on February 3, 2020).

4.30	Form of Nineteenth Supplemental Indenture by and among Alcentra Capital Corporation, the Company and U.S. Bank National Association relating to the assumption of the Alcentra Capital InterNotes® (incorporated by reference to Exhibit 4.29 to the Company’s Form 8-K filed on February 3, 2020).

4.31	Description of Securities (incorporated by reference to Exhibit 4.31 to the Company’s current report on Form 10-K filed on March 4, 2020).

4.32	Dividend Reinvestment Plan, effective as of June 26, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on June 4, 2020).

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-Q (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-K (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K (File No. 000-55380) filed on June 5, 2015).

10.9	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-K (File No. 000-55380) filed on June 5, 2015).

10.10	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.11	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.12	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

10.13	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q, filed on May 10, 2019)

10.14	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

10.15	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.16	Second Amendment to Revolving Credit Agreement, dated June 13, 2019, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 13, 2019).

10.17	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.18	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020)

10.19	Second Amendment to the Loan and Security Agreement, dated July 14, 2020, by and among the Company, as the Borrower, and certain banks and other financial institutions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (filed herewith).

10.20	Master Note Purchase Agreement, dated July 30, 2020, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (filed herewith).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: August 10, 2020	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 10, 2020	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer