Form 10-Q
period 2020-09-30
Crescent Capital BDC, Inc.
filed 2020-11-04
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 4, 2020 was 28,167,360.

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	potential fluctuation in quarterly operating results;

•	potential impact of economic recessions or downturns;

•	adverse developments in the credit markets;

•	regulations governing our operation as a business development company;

•	operation in a highly competitive market for investment opportunities;

•	changes in interest rates may affect our cost of capital and net investment income;

•	financing investments with borrowed money;

•	potential adverse effects of price declines and illiquidity in the corporate debt markets;

•	the impact of COVID-19 on our portfolio companies and the markets in which they operate, interest rates and the economy in general;

•	lack of liquidity in investments;

•	the outcome and impact of any litigation;

•	the timing, form and amount of any dividend distributions;

•	risks regarding distributions;

•	potential adverse effects of new or modified laws and regulations;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	potential resignation of the Adviser and or the Administrator;

•	uncertainty as to the value of certain portfolio investments;

•	defaults by portfolio companies;

•	our ability to successfully complete and integrate any acquisitions;

•	risks associated with original issue discount (“OID”) and payment-in-kind (“PIK”) interest income; and

•	the market price of our common stock may fluctuate significantly.

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $904,002 and $675,329, respectively)	$879,491	$671,582
Non-controlled affiliated (cost of $32,308 and $19,766, respectively)	47,631	20,507
Controlled (cost of $39,000 and $34,000, respectively)	33,929	34,442
Cash and cash equivalents	3,047	4,576
Restricted cash and cash equivalents	8,522	8,851
Interest receivable	3,602	2,832
Unrealized appreciation on foreign currency forward contracts	1,835	758
Receivable for investments sold	1,070	160
Deferred tax assets	776	421
Other assets	632	3,046

Total assets	$980,535	$747,175

Liabilities
Debt (net of deferred financing costs of $4,645 and $3,431, respectively)	$422,237	$322,010
Distributions payable	11,549	8,554
Interest and other debt financing costs payable	3,093	3,545
Accrued expenses and other liabilities	3,067	3,788
Management fees payable	1,746	1,343
Deferred tax liabilities	1,133	879
Unrealized depreciation on foreign currency forward contracts	520	65
Directors’ fees payable	100	74

Total liabilities	$443,445	$340,258

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 28,167,360 and 20,862,314 shares issued and outstanding, respectively)	28	21
Paid-in capital in excess of par value	558,913	414,293
Accumulated loss	(21,851)	(7,397)

Total Net Assets	$537,090	$406,917

Total Liabilities and Net Assets	$980,535	$747,175

Net asset value per share	$19.07	$19.50

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$16,132	$12,385	$48,424	$33,402
Paid-in-kind interest	501	112	1,747	449
Dividend income	518	705	2,122	1,636
Other income	—	87	1,060	686
From non-controlled affiliated investments:
Interest income	338	337	1,009	877
Paid-in-kind interest	485	—	970	—
Dividend Income	—	310	—	310
From controlled investments:
Dividend income	700	900	1,500	1,450

Total investment income	18,674	14,836	56,832	38,810

Expenses:
Interest and other debt financing costs	3,504	3,524	11,484	9,506
Management fees	2,909	2,517	8,327	6,567
Incentive fees	2,136	1,375	6,335	3,506
Professional fees	354	202	1,060	587
Directors’ fees	100	73	339	218
Organization expenses	—	45	—	136
Other general and administrative expenses	631	567	1,852	1,624

Total expenses	9,634	8,303	29,397	22,144
Management fee waiver	(1,163)	(1,268)	(3,427)	(3,215)
Incentive fee waiver	(2,136)	(1,375)	(6,335)	(3,506)

Net expenses	6,335	5,660	19,635	15,423

Net investment income before taxes	12,339	9,176	37,197	23,387
Income and excise taxes	131	8	480	14

Net investment income	12,208	9,168	36,717	23,373

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	2	(66)	(1,021)	(987)
Non-controlled affiliated investments	(526)	—	(526)	—
Foreign currency transactions	6	42	(155)	531
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	18,530	(7,617)	(20,770)	(3,731)
Non-controlled affiliated investments	6,215	(24)	14,582	600
Controlled investments	3,416	45	(5,513)	(667)
Foreign currency forward contracts	(1,349)	1,205	623	1,487

Net realized and unrealized gains (losses) on investments	26,294	(6,415)	(12,780)	(2,767)

Realized loss on asset acquisition	—	—	(3,825)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	26,294	(6,415)	(16,605)	(2,767)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(161)	(25)	101	(505)

Net increase (decrease) in net assets resulting from operations	$38,341	$2,728	$20,213	$20,101

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$1.36	$0.15	$0.73	$1.23
Net investment income per share (basic and diluted):	$0.43	$0.49	$1.33	$1.43
Weighted average shares outstanding (basic and diluted):	28,167,360	18,810,099	27,518,708	16,341,911

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at June 30, 2020	28,167,360	$28	$558,913	$(48,643)	$510,298
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,208	12,208
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(518)	(518)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	26,812	26,812
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(161)	(161)
Stockholder distributions:
Distributions to stockholders	—	—	—	(11,549)	(11,549)

Total increase (decrease) for the three months ended September 30, 2020	—	—	—	26,792	26,792

Balance at September 30, 2020	28,167,360	$28	$558,913	$(21,851)	$537,090

Distributions declared					$0.41

Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	36,717	36,717
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,702)	(1,702)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(11,078)	(11,078)
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	101	101
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 13)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(192,415)	—	(2,208)	—	(2,208)
Distributions to stockholders	—	—	—	(34,667)	(34,667)

Total increase (decrease) for the nine months ended September 30, 2020	7,305,046	7	144,620	(14,454)	130,173

Balance at September 30, 2020	28,167,360	$28	$558,913	$(21,851)	$537,090

Distributions declared					$1.23

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at June 30, 2019	16,245,796	$16	$322,543	$(1,775)	$320,784
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,168	9,168
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(24)	(24)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(6,391)	(6,391)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(25)	(25)
Stockholder distributions:
Issuance of common stock	3,284,155	3	64,997	—	65,000
Issuance of common shares pursuant to dividend reinvestment plan	19,710	0	390	—	390
Equity offering costs	—	—	(64)	—	(64)
Distributions to stockholders	—	—	—	(8,015)	(8,015)

Total increase (decrease) for the three months ended September 30, 2019	3,303,865	3	65,323	(5,287)	60,039

Balance at September 30, 2019	19,549,661	$19	$387,866	$(7,062)	$380,823

Distributions declared					$0.41

Balance at December 31, 2018	13,358,289	$13	$266,024	$(6,458)	$259,579
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,373	23,373
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(456)	(456)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(2,311)	(2,311)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(505)	(505)
Stockholder distributions:
Issuance of common stock	6,138,595	6	120,994	—	121,000
Issuance of common shares pursuant to dividend reinvestment plan	52,777	0	1,039	—	1,039
Equity offering costs	—	—	(191)	—	(191)
Distributions to stockholders	—	—	—	(20,705)	(20,705)

Total increase (decrease) for the nine months ended September 30, 2019	6,191,372	6	121,842	(604)	121,244

Balance at September 30, 2019	19,549,661	$19	$387,866	$(7,062)	$380,823

Distributions declared					$1.23

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$20,213	$20,101

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(228,280)	(297,519)
Paid-in-kind interest income	(2,717)	(449)
Proceeds from sales of investments and principal repayments	182,275	97,138
Net realized (gain) loss on investments and foreign currency transactions	1,903	987
Realized loss on asset acquisition(2)	3,825	—
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	(12,884)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	11,701	3,798
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(623)	(1,487)
Amortization of premium and accretion of discount, net	(3,714)	(2,374)
Amortization of deferred financing costs	985	691
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(515)	(223)
(Increase) decrease in interest receivable	232	(2,280)
(Increase) decrease in deferred tax asset	(355)	—
(Increase) decrease in other assets	2,421	(1,185)
Increase (decrease) in payable for investments purchased	—	(290)
Increase (decrease) in management fees payable	403	287
Increase (decrease) in directors’ fees payable	26	79
Increase (decrease) in interest and credit facility fees and expenses payable	(1,286)	1,136
Increase (decrease) in deferred tax liability	254	505
Increase (decrease) in accrued expenses and other liabilities	(1,116)	2,418

Net cash provided by (used for) operating activities	(27,252)	(178,667)

Cash flows from financing activities:
Issuance of common stock	44,297	121,000
Repurchase of common stock	(2,208)	—
Financing costs paid related to revolving credit facilities	(2,199)	(2,751)
Distributions paid	(31,083)	(16,994)
Equity offering costs	—	(191)
Borrowings on debt	279,592	248,250
Repayments on debt	(229,127)	(162,946)
Repayments on InterNotes ®	(33,853)	—

Net cash provided by (used for) financing activities	25,419	186,368

Effect of exchange rate changes on cash denominated in foreign currency	(25)	13
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(1,858)	7,714
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	13,427	10,369

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$11,569	$18,083

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$11,407	$7,679
Issuance of common stock pursuant to dividend reinvestment plan	$589	$1,039
Accrued but unpaid equity offering costs	$—	$64
Accrued but unpaid distributions	$11,549	$8,015
Issuance of shares in connection with asset acquisition (Note 13)(2)	$101,949	$—

(1)

As of September 30, 2020, the balance included cash and cash equivalents of $3,047 (including cash denominated in foreign currency of $861) and restricted cash and cash equivalents of $8,522, respectively. As of September 30, 2019, the balance included cash and cash equivalents of $6,955 (including cash denominated in foreign currency of $503) and restricted cash and cash equivalents of $11,128, respectively.

(2)

After the close of business on January 31, 2020, in connection with the Alcentra Acquisition (as defined in Note 1 and further discussed in Note 13), the Company acquired net assets of $114,431, which included $195,682 of investments, $3,409 of cash and cash equivalents and $1,398 of other assets, net of $86,058 of assumed liabilities, for total cash and stock consideration of $118,256, inclusive of $7,250 of asset acquisition costs.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(4)	—%	$(16)
Auto-Vehicle Parts, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(7)	5.50%	01/2023	4,578	4,544	0.8	4,459
Continental Battery Company(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2022	6,595	6,531	1.2	6,595
Continental Battery Company(3) (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2022	3,474	3,449	0.7	3,474
Continental Battery Company(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2022	—	(7)	—	—
Continental Battery Company(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2022	3,943	3,909	0.7	3,943
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2024	—	(5)	—	(15)
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,450	2,415	0.5	2,361
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,376	2,338	0.4	2,290
POC Investors, LLC(3) (5) (6)	Senior Secured First Lien Revolver	P + 450	(9)	7.75%	11/2021	375	371	0.1	375
POC Investors, LLC(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	11/2021	11,466	11,400	2.1	11,466

						35,257	34,941	6.5	34,932

Capital Goods
Envocore Holding, LLC(3)	Senior Secured First Lien Term Loan	L + 900 (200 Floor) (including 425 PIK)	(8)	11.00%	06/2022	18,342	15,635	2.7	14,517
Potter Electric Signal Company(3) (4) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan				12/2025	—	(17)	—	(28)
Potter Electric Signal Company(3) (6) (11)	Senior Secured First Lien Revolver	P + 325	(9)	6.50%	12/2022	150	145	—	136
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	12/2025	2,486	2,467	0.5	2,424
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	12/2025	472	469	0.1	461

						21,450	18,699	3.3	17,510

Commercial & Professional Services
ASP MCS Acquisition Corp.(12)	Senior Secured First Lien Term Loan				05/2024	5,227	5,210	0.3	1,457
Battery Solutions, Inc.(3) (13)	Unsecured Debt	1200 + 200 PIK	(14)	14.00%	11/2021	1,257	1,238	0.2	1,224
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor)	(8)	9.50%	09/2023	750	741	0.1	723
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor)	(8)	9.50%	09/2023	300	295	0.1	289
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	09/2023	5,935	5,857	1.1	5,725
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	09/2023	619	611	0.1	597
CHA Holdings, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	04/2025	1,016	1,012	0.2	975
CHA Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	04/2025	4,818	4,801	0.9	4,626
Consolidated Label Co., LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				07/2026	—	(12)	—	—
Consolidated Label Co., LLC(3)	Senior Secured First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	07/2026	4,350	4,266	0.8	4,350

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
DFS Intermediate Holdings, LLC(3) (5) (6)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(7)	6.25%	03/2022	$3,446	$3,419	0.6%	$3,446
DFS Intermediate Holdings, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2022	—	(16)	—	—
DFS Intermediate Holdings, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	03/2022	8,725	8,667	1.6	8,725
Digital Room Holdings, Inc.	Senior Secured First Lien Term Loan	L + 500	(15)	5.27%	05/2026	6,912	6,607	1.2	6,204
GH Holding Company(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	02/2023	1,463	1,459	0.3	1,403
GI Revelation Acquisition, LLC	Senior Secured First Lien Term Loan	L + 500	(7)	5.15%	04/2025	7,340	7,313	1.3	7,101
Hepaco, LLC(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	4,167	4,139	0.7	3,975
Hepaco, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(7)	6.00%	08/2024	287	286	0.1	246
Hepaco, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	5,111	5,078	0.9	4,883
Hsid Acquisition, LLC(3) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(8)	6.00%	01/2026	2,900	2,848	0.5	2,900
Hsid Acquisition, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2026	—	(13)	—	—
Hsid Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2026	4,328	4,250	0.8	4,328
Impact Group, LLC(3)	Senior Secured First Lien Term Loan	L + 737 (100 Floor)	(7)	8.37%	06/2023	7,059	5,470	1.2	6,259
Impact Sales, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 737 (100 Floor)	(7)	8.37%	06/2023	6,663	5,163	1.1	5,908
Institutional Shareholder Services, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(8)	4.72%	03/2026	2,955	2,915	0.5	2,811
Institutional Shareholder Services, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850	(8)	8.72%	03/2027	2,000	1,925	0.4	1,925
ISS Compressors Industries, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	02/2026	812	805	0.2	803
ISS Compressors Industries, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	9,121	9,038	1.7	9,016
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	693	690	0.1	693
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	07/2022	450	448	0.1	450
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	3,990	3,974	0.7	3,990
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor)	(8)	9.75%	03/2025	467	461	0.1	442
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor)	(8)	9.75%	03/2025	8,102	7,948	1.4	7,677
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(8)	13.50%	03/2026	263	261	0.1	248
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(14)	13.50%	03/2026	790	783	0.1	743
Pinstripe Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	01/2025	9,850	9,632	1.8	9,706
Pye-Barker Fire & Safety, LLC(3) (16)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	11/2025	3,743	3,649	0.7	3,655
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	11/2025	10,049	9,805	1.8	9,814
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(4)	—	(6)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Receivable Solutions, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	10/2024	$2,152	$2,121	0.4%	$2,108
SavATree, LLC(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(8)	6.25%	06/2022	742	735	0.1	742
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2022	—	(4)	—	—
SavATree, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	06/2022	3,918	3,890	0.7	3,918
Spear Education(3) (4) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan				02/2025	—	(27)	—	(113)
Spear Education(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2025	6,841	6,779	1.2	6,593
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	11/2024	5,000	4,921	0.9	4,997
UP Acquisition Corp.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	1,191	1,171	0.2	1,156
UP Acquisition Corp.(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)	(7)	7.25%	05/2024	391	372	0.1	353
UP Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	4,345	4,279	0.8	4,215
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	708	705	0.1	617
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	4,417	4,392	0.7	3,846

						165,663	160,353	29.0	155,743

Consumer Durables & Apparel
EiKo Global, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	06/2023	300	291	0.1	300
EiKo Global, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	06/2023	3,232	3,193	0.6	3,232

						3,532	3,484	0.7	3,532

Consumer Services
BJH Holdings III Corp.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	08/2025	13,613	13,440	2.4	13,136
Cambium Learning Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850	(8)	8.72%	12/2026	5,000	4,861	0.9	4,773
Colibri Group LLC(3) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	1,340	1,314	0.3	1,334
Colibri Group LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2025	—	(19)	—	(4)
Colibri Group LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	8,147	7,983	1.5	8,114
COP Home Services Holdings, Inc.(3) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	05/2025	693	682	0.1	683
COP Home Services Holdings, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				05/2025	—	(7)	—	(7)
COP Home Services Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	05/2025	3,448	3,393	0.6	3,396
HGH Purchaser, Inc.(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	1,534	1,464	0.3	1,534
HGH Purchaser, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor)	(8)	7.75%	11/2025	186	164	—	186
HGH Purchaser, Inc.(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	8,047	7,871	1.5	8,047
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2023	5,985	5,827	1.1	5,985

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(15)	6.50%	12/2023	$2,118	$2,078	0.4%	$2,118
Learn-It Systems, LLC(3) (6) (17)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (50 Floor) (including 50 PIK)	(8)	5.50%	03/2025	646	586	0.1	589
Learn-It Systems, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2025	—	(14)	—	(13)
Learn-It Systems, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (50 Floor) (including 50 PIK)	(8)	5.50%	03/2025	4,342	4,241	0.8	4,246
Pre-Paid Legal Services, Inc.(3)	Senior Secured Second Lien Term Loan	L + 750	(7)	7.65%	05/2026	519	514	0.1	519
Teaching Strategies LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	05/2024	182	173	—	181
Teaching Strategies LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2024	9,164	9,013	1.7	9,148
United Language Group, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 675 (100 Floor)	(7)	7.75%	12/2021	400	397	0.1	379
United Language Group, Inc.(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	(7)	7.75%	12/2021	4,653	4,622	0.8	4,415
Vistage Worldwide, Inc.(3)	Senior Secured First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	02/2025	6,134	6,144	1.1	5,904
WeddingWire, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825	(7)	8.40%	12/2026	5,000	4,954	0.8	4,300
Wrench Group LLC(3)	Senior Secured Second Lien Term Loan	L + 788	(8)	8.10%	04/2027	2,500	2,434	0.5	2,440

						83,651	82,115	15.1	81,403

Diversified Financials
CC SAG Acquisition Corp.(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	09/2025	400	371	0.1	400
CC SAG Acquisition Corp.(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2025	—	(20)	—	—
CC SAG Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2025	7,128	6,986	1.3	7,128
GGC Aperio Holdings, L.P.(3)	Unitranche First Lien Term Loan	L + 500	(8)	5.22%	10/2024	8,405	8,393	1.5	8,141
Goldentree Loan Management US CLO 2, Ltd.(3) (18)	CLO, Series 2017-2A, Class E	L + 470		4.97%	11/2030	2,000	1,899	0.3	1,702

						17,933	17,629	3.2	17,371

Energy
BJ Services, LLC(3) (12) (19)	Unitranche First Lien - Last Out Term Loan				01/2023	8,075	8,014	1.3	6,911
BJ Services, LLC(3)	Unitranche First Lien Term Loan	L + 700 (150 Floor)	(8)	8.50%	01/2023	4,750	4,721	0.9	4,560
Black Diamond Oilfield Rentals, LLC(3)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	12/2020	10,386	10,313	1.7	9,257

						23,211	23,048	3.9	20,728

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	06/2025	6,180	6,157	0.6	3,283
PetIQ, LLC(3) (18)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	07/2025	14,850	14,735	2.8	14,813

						21,030	20,892	3.4	18,096

Food, Beverage & Tobacco
Mann Lake Ltd.(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(8)	8.50%	10/2024	900	888	0.1	837
Mann Lake Ltd.(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(8)	8.50%	10/2024	3,836	3,780	0.7	3,566

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Manna Pro Products, LLC(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(7)	7.00%	12/2023	$2,571	$2,566	0.5%	$2,554
Manna Pro Products, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 floor)	(7)	7.00%	12/2023	2,436	2,412	0.4	2,423
Manna Pro Products, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	12/2023	4,381	4,338	0.8	4,357

						14,124	13,984	2.5	13,737

Health Care Equipment & Services
Abode Healthcare, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	(8)	6.25%	08/2025	232	213	—	232
Abode Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2025	4,752	4,672	0.9	4,752
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	05/2025	7,348	6,954	1.1	6,047
Ameda, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	09/2022	188	185	—	162
Ameda, Inc.(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	09/2022	2,259	2,241	0.4	2,064
Avalign Technologies, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	12/2025	16,880	16,746	3.0	16,036
BAART Programs, Inc.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800 (100 Floor)	(8)	9.00%	03/2025	1,000	957	0.2	973
BAART Programs, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825 (100 Floor)	(20)	9.25%	03/2025	7,000	6,700	1.3	6,814
Centria Subsidiary Holdings, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 500	(9)	8.25%	12/2025	395	344	0.1	364
Centria Subsidiary Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2025	11,783	11,469	2.2	11,598
CRA MSO, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	12/2023	80	77	—	71
CRA MSO, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2023	1,228	1,212	0.2	1,173
ExamWorks Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)	(15)	8.25%	07/2024	5,735	5,637	1.1	5,694
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	(3)	—	(5)
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,649	1,636	0.3	1,630
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,386	1,368	0.3	1,370
HCAT Acquisition, Inc.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	2,326	2,213	0.4	2,164
HCAT Acquisition, Inc.(3) (21)	Unitranche First Lien Revolver	L + 925 (100 Floor)	(8)	10.25%	11/2022	3,836	3,649	0.7	3,568
HCAT Acquisition, Inc.(3)	Unitranche First Lien Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	14,787	14,063	2.6	13,752
HCOS Group Intermediate III LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2026	—	(18)	—	(8)
HCOS Group Intermediate III LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)		7.00%	09/2026	11,600	11,368	2.1	11,499
Lightspeed Buyer, Inc.(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(7)	6.25%	02/2026	1,149	1,122	0.2	1,139
Lightspeed Buyer, Inc.(3) (5)	Unitranche First Lien Revolver	L + 525 (100 Floor)	(7)	6.25%	02/2026	1,050	1,031	0.2	1,044
Lightspeed Buyer, Inc.(3)	Unitranche First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	02/2026	9,950	9,769	1.8	9,897
MDVIP, Inc.(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(7)	5.25%	11/2024	9,585	9,585	1.7	9,322
Medsurant Holdings, LLC(3) (14)	Senior Secured Second Lien Term Loan	1300		13.00%	03/2022	7,945	7,899	1.5	7,823

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
NMN Holdings III Corp.(3) (22)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	(7)	7.90%	11/2026	$1,667	$1,624	0.3%	$1,618
NMN Holdings III Corp.(3)	Senior Secured Second Lien Term Loan	L + 775	(7)	7.90%	11/2026	7,222	7,043	1.3	7,010
NMSC Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	1200 PIK	(8)	12.00%	10/2023	4,440	4,351	0.7	3,995
Omni Ophthalmic Management Consultants, LLC(3) (4) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan				05/2023	—	(4)	—	(42)
Omni Ophthalmic Management Consultants, LLC(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(7)	8.50%	05/2023	850	842	0.1	793
Omni Ophthalmic Management Consultants, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(7)	8.50%	05/2023	6,895	6,832	1.2	6,431
Pinnacle Treatment Centers, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2022	—	(5)	—	2
Pinnacle Treatment Centers, Inc.(3) (6) (10)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2022	686	678	0.1	690
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2022	8,244	8,180	1.5	8,276
Professional Physical Therapy(3)	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	(15)	9.59%	12/2022	8,954	8,706	1.1	5,999
PT Network, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				11/2023	—	(1)	—	(8)
PT Network, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	(15)	8.73%	11/2023	4,776	4,768	0.9	4,678
Safco Dental Supply, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2025	—	(8)	—	—
Safco Dental Supply, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	06/2025	4,380	4,318	0.8	4,380
Seniorlink Incorporated(3) (5) (6)	Unitranche First Lien Revolver	P + 600	(9)	9.25%	07/2026	356	326	0.1	356
Seniorlink Incorporated(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	07/2026	6,818	6,619	1.3	6,818
Smile Brands, Inc.(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(8)	4.82%	10/2024	602	597	0.1	567
Smile Brands, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2023	—	(2)	—	(14)
Smile Brands, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(8)	4.82%	10/2024	2,063	2,049	0.4	1,970
Smile Doctors LLC(3) (6) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	5,557	5,556	1.0	5,442
Smile Doctors LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	10/2022	428	428	0.1	417
Smile Doctors LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	5,468	5,446	1.0	5,412
Unifeye Vision Partners(3) (6) (17)	Senior Secured First Lien Delayed Draw Term Loan	P + 375 (100 Floor)	(9)	7.00%	09/2025	813	780	0.1	709
Unifeye Vision Partners(3) (5) (6)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	(8)	5.75%	09/2025	453	425	0.1	395
Unifeye Vision Partners(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	09/2025	5,359	5,268	1.0	5,177

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Zest Acquisition Corp.(3)	Senior Secured First Lien Term Loan	L + 350	(15)	4.73%	03/2025	$8,603	$8,604	1.4%	$7,786

						208,777	204,509	36.9	198,032

Household & Personal Products
Tranzonic(3) (5) (6)	Senior Secured First Lien Revolver	L + 450 (100 Floor	)(7)	5.50%	03/2023	403	401	0.1	403
Tranzonic(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(7)	5.50%	03/2023	3,823	3,801	0.7	3,819

						4,226	4,202	0.8	4,222

Insurance
Comet Acquisition, Inc.(3)	Senior Secured Second Lien Term Loan	L + 750	(8)	7.72%	10/2026	4,632	4,623	0.8	4,169
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor	)(8)	6.50%	08/2025	5,081	4,966	0.9	5,049
Integrity Marketing Acquisition, LLC(3) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor	)(8)	6.50%	08/2025	3,072	3,001	0.6	3,053
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2025	—	(41)	—	(9)
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	08/2025	12,911	12,638	2.4	12,831
Integro Parent, Inc.(3) (18)	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(7)	6.75%	10/2022	475	471	0.1	471
Integro Parent, Inc.(3) (18)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor	)(7)	10.25%	10/2023	380	377	0.1	380
Integro Parent, Inc.(3) (18)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor	)(7)	10.25%	10/2023	2,916	2,887	0.5	2,916
The Hilb Group, LLC(3) (6) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(8)	6.75%	12/2026	258	244	—	252
The Hilb Group, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 575 (100 Floor	)(8)	6.75%	12/2025	231	224	—	230
The Hilb Group, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	12/2026	3,612	3,530	0.7	3,594

						33,568	32,920	6.1	32,936

Materials
Kestrel Parent, LLC(3) (4) (6) (21)	Unitranche First Lien Revolver				11/2023	—	(14)	—	(11)
Kestrel Parent, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	11/2025	6,689	6,559	1.2	6,605
Maroon Group, LLC (3) (10)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	08/2022	1,247	1,241	0.2	1,235
Maroon Group, LLC (3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(7)	7.00%	08/2022	349	347	0.1	346
Maroon Group, LLC (3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	08/2022	2,691	2,678	0.5	2,666

						10,976	10,811	2.0	10,841

Pharmaceuticals, Biotechnology & Life Sciences
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800	(7)	8.15%	12/2023	4,760	4,731	0.9	4,618
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	12/2023	5,880	5,843	1.1	5,704
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	12/2023	5,460	5,425	1.0	5,297

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Teal Acquisition Co., Inc(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				09/2026	$—	$(25)	—%	$(49)
Teal Acquisition Co., Inc(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor	)(8)	7.25%	09/2026	304	265	—	265
Teal Acquisition Co., Inc(3) (8)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)	7.25%	09/2026	9,124	8,851	1.6	8,850
Trinity Partners, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2023	—	(4)	—	(2)
Trinity Partners, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	02/2023	3,714	3,685	0.7	3,695

						29,242	28,771	5.3	28,378

Retailing
Palmetto Moon LLC,(3)	Senior Secured First Lien Term Loan	1150 + 250 PIK	(14)	14.00%	10/2021	4,198	3,427	0.6	3,553
Slickdeals Holdings, LLC(3) (4) (6) (13) (21)	Unitranche First Lien Revolver				06/2023	—	(11)	—	(5)
Slickdeals Holdings, LLC(3) (13)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(15)	7.25%	06/2024	14,565	14,240	2.7	14,470

						18,763	17,656	3.3	18,018

Software & Services
Affinitiv, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2024	—	(8)	—	(10)
Affinitiv, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor	)(8)	8.00%	08/2024	6,451	6,360	1.2	6,338
Ansira Partners, Inc.(3) (12)	Unitranche First Lien Delayed Draw Term Loan				12/2024	952	931	0.1	689
Ansira Partners, Inc.(3) (12)	Unitranche First Lien Term Loan				12/2024	6,985	6,687	0.9	5,055
Avaap USA LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(7)	6.25%	03/2023	345	341	0.1	338
Avaap USA LLC(3) (5)	Senior Secured First Lien Revolver	L + 525 (100 Floor	)(7)	6.25%	03/2023	650	642	0.1	638
Avaap USA LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(7)	6.25%	03/2023	3,779	3,732	0.7	3,708
Benesys, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(2)	—	(7)
Benesys, Inc.(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(7)	5.25%	10/2024	1,418	1,403	0.3	1,352
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2023	—	(5)	—	(4)
C-4 Analytics, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(7)	5.75%	08/2023	9,943	9,850	1.8	9,880
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				04/2024	—	(9)	—	(16)
CAT Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(7)	6.50%	04/2024	6,255	6,164	1.1	6,074
Claritas, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(8)	7.00%	12/2023	113	110	—	113
Claritas, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	12/2023	1,100	1,092	0.2	1,100
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	—	(4)	—	(8)
List Partners, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	01/2023	4,507	4,462	0.8	4,426
MRI Software LLC(3) (4) (6) (10)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(26)	—	(32)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(6)	—	(17)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				02/2026	—	(17)	—	(31)
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2026	17,922	17,677	3.3	17,489

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Ontario Systems, LLC(3) (4) (6) (10)	Unitranche First Lien Delayed Draw Term Loan				08/2025	$—	$(5)	—%	$(38)
Ontario Systems, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor	)(8)	6.50%	08/2025	100	96	—	83
Ontario Systems, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(7)	6.50%	08/2025	3,217	3,190	0.6	3,107
Perforce Software, Inc.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	07/2027	5,000	4,977	0.9	5,013
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(24)	—	—
Prism Bidco, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor	)(8)	8.00%	06/2026	7,481	7,265	1.4	7,481
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				11/2024	—	(4)	—	—
Right Networks, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(7)	7.00%	11/2024	9,670	9,486	1.8	9,670
Ruffalo Noel Levitz, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(8)	7.00%	05/2022	240	238	0.1	236
Ruffalo Noel Levitz, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	05/2022	2,512	2,492	0.5	2,474
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2026	—	(45)	—	(45)
Saturn Borrower Inc(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(8)	7.50%	09/2026	20,576	19,959	3.7	19,958
SMS Systems Maintenance Services, Inc.(3) (12)	Senior Secured Second Lien Term Loan				10/2024	8,442	5,619	0.1	438
SMS Systems Maintenance Services, Inc.(3) (12)	Senior Secured Second Lien Term Loan				10/2024	6,450	4,287	0.1	335
SMS Systems Maintenance Services, Inc.(3) (12)	Senior Secured Second Lien Term Loan				10/2024	2,859	2,634	0.5	2,859
Transportation Insight, LLC(3) (10)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(8)	4.65%	12/2024	1,283	1,275	0.2	1,228
Transportation Insight, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 450	(7)	4.65%	12/2024	637	632	0.1	605
Transportation Insight, LLC(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	12/2024	5,155	5,118	0.9	4,935
Trident Technologies, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (150 Floor	)(8)	7.50%	12/2025	14,887	14,687	2.8	14,864
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(7)	7.00%	06/2023	642	633	0.1	629
Winxnet Holdings LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(7)	7.00%	06/2023	240	236	—	231
Winxnet Holdings LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(7)	7.00%	06/2023	1,955	1,932	0.4	1,913

						151,766	144,052	24.8	133,051

Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor	)(7)	11.50%	02/2025	2,635	2,552	0.5	2,556

Transportation
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	1,199	1,199	0.2	1,180
Pilot Air Freight, LLC(3) (6) (23)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	773	770	0.1	753
Pilot Air Freight, LLC(3) (4) (6) (10)	Senior Secured First Lien Revolver				07/2024	—	—	—	(2)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Pilot Air Freight, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	$5,376	$5,355	1.0%	$5,288

						7,348	7,324	1.3	7,219

Total Debt Investments United States						$853,152	$827,942	148.6%	$798,305

Equity Investments
Capital Goods
Alion Science and Technology Corporation(3) (24)	Common Stock					745	766	0.2	1,321
Envocore Holding, LLC(3) (24)	Preferred Stock					1,140	—	—	—

						1,885	766	0.2	1,321

Commercial & Professional Services
Allied Universal holdings, LLC(3) (24)	Common Stock, Class A					2,240	1,011	0.5	2,459
Battery Solutions, Inc.(3) (13) (24)	Preferred Stock, Class A					50	—	—	—
Battery Solutions, Inc.(3) (13) (24)	Preferred Stock, Class F					3,333	—	—	—
Battery Solutions, Inc.(3) (13) (24)	Preferred Stock, Class E					5,169	3,669	0.4	2,322
IGT Holding LLC(3) (24)	Preferred Stock					751	—	—	—
IGT Holding LLC(3) (24)	Common Stock					1,000	—	—	—
MHS Acquisition Holdings, LLC(3) (24)	Common Stock					—	10	—	—
MHS Acquisition Holdings, LLC(3) (24)	Preferred Stock					1	923	0.1	707
My Alarm Center, LLC(3) (24)	Common Stock					130	—	—	—
My Alarm Center, LLC(3) (24)	Junior Preferred Stock					2	—	—	—
My Alarm Center, LLC(3) (24)	Senior Preferred Stock					3	—	—	—
PB Parent, LP(3) (24)	Common Stock					1,125	1,125	0.2	1,038
RSI Acquisition, LLC(3) (24)	Preferred Stock, Class A					137	137	—	189
TecoStar Holdings, Inc.(3) (24)	Common Stock					500	500	0.2	979

						14,441	7,375	1.4	7,694

Consumer Services
Green Wrench Acquisition, LLC(3) (24)	Common Stock					4	410	0.1	511
HGH Investment, LP(3) (24)	Common Stock, Class A					4	417	0.1	476
Legalshield(3) (24)	Common Stock					1	372	0.1	528
Southern Technical Institute, Inc.(3) (13) (24)	Common Stock, Class A					3,164	—	—	137
Southern Technical Institute, Inc.(3) (13) (24)	Common Stock, Class A1					6,000	—	0.7	3,616
Wrench Group Holdings, LLC(3) (24)	Common Stock, Class A					1	115	—	143

						9,174	1,314	1.0	5,411

Diversified Financials
CBDC Senior Loan Fund LLC(6) (18) (25) (26)	Partnership Interest					39,000	39,000	6.3	33,929
GACP II LP(18) (26) (27)	Partnership Interest					19,710	19,710	3.7	19,611

						58,710	58,710	10.0	53,540

Health Care Equipment & Services
ExamWorks Group, Inc.(3) (24)	Common Stock					8	750	0.3	1,608
MDVIP, Inc.(3) (24)	Common Stock					47	667	0.2	1,169
NMN Holdings LP(3) (24)	Common Stock					11	1,111	0.3	1,559
PT Network, LLC(3) (24)	Common Stock, Class C					—	—	—	—
SL Topco Holdings, Inc.(3) (24)	Common Stock					68	682	0.1	682

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets **	Fair Value
Spartan Healthcare Holdings, LLC(3) (24)	Common Stock						12	$1,191	0.2%	$1,147

							146	4,401	1.1	6,165

Insurance
Integrity Marketing Acquisition, LLC(3) (24)	Common Stock						620	648	0.2	941
Integrity Marketing Acquisition, LLC(3) (24)	Preferred Stock						1	1,216	0.3	1,440
Integro Parent, Inc.(3) (18) (24)	Common Stock						4	454	0.1	863

							625	2,318	0.6	3,244

Materials
Kestrel Upperco, LLC(3) (24)	Common Stock, Class A						42	209	—	228

Media & Entertainment
Conisus, LLC(3) (13) (24)	Common Stock						4,915	—	0.5	2,711
Conisus, LLC(3) (13) (28)	Preferred Stock, Series B	1500 PIK		15.00%			18,065	9,681	3.4	18,065

							22,980	9,681	3.9	20,776

Pharmaceuticals, Biotechnology & Life Sciences
Teal Parent Holdings, LP(3) (24)	Common Stock						5	456	0.1	456

Retailing
Palmetto Moon, LLC(3) (24)	Common Stock						—	—	—	—
Slickdeals Holdings, LLC(3) (13) (24)	Common Stock						—	991	0.3	1,482
Vivid Seats Ltd.(3) (13) (24)	Common Stock						608	608	0.2	785
Vivid Seats Ltd.(3) (13) (24)	Preferred Stock						1,892	1,892	0.5	2,824

							2,500	3,491	1.0	5,091

Software & Services
Saturn Topco LP(3) (24)	Common Stock						411	411	0.1	411
SMS Systems Maintenance Services, Inc.(3) (24)	Common Stock						1,143	1,145	—	—

							1,554	1,556	0.1	411

Technology Hardware & Equipment
Onvoy, LLC(3) (24)	Common Stock, Class A						4	365	0.1	409
Onvoy, LLC(3) (24)	Common Stock, Class B						2	—	—	—

							6	365	0.1	409

Transportation
Xpress Global Systems, LLC(3) (24)	Common Stock						13	—	—	—

Total Equity Investments United States							112,081	$90,642	19.5%	$104,746

Total United States								$918,584	168.1%	$903,051

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(3) (18)	Unitranche First Lien Term Loan	C + 700 (100 Floor	)(29)	8.00%	07/2027	C$	9,293	6,733	1.3	6,957
VetStrategy(3) (4) (5) (6) (18)	Unitranche First Lien Delayed Draw Term Loan				07/2027		438	(19)	—	2
VetStrategy(3) (5) (6) (18)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(29)	8.00%	07/2027		1,093	626	0.1	658

							10,824	7,340	1.4	7,617

Telecommunication Services
Sandvine Corporation(3) (18)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	11/2026		4,500	4,354	0.8	4,014

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets **	Fair Value
Total Debt Investments Canada						C$	15,324	$11,694	2.2%	$11,631

Equity Investments
Health Care Equipment & Services
VetStrategy(3) (18) (24)	Common Stock						750	$560	0.1%	$561

							750	560	0.1	561

Total Equity Investments Canada							750	$560	0.1%	$561

Total Canada								$12,254	2.3%	$12,192

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(3) (18)	Unitranche First Lien Term Loan	L + 625	(30)	6.31%	12/2025		£6,067	7,424	1.4	7,778
Crusoe Bidco Limited(3) (6) (18) (31)	Unitranche First Lien Delayed Draw Term Loan				12/2025		—	—	—	16
Crusoe Bidco Limited(3) (6) (18) (31)	Unitranche First Lien Delayed Draw Term Loan				12/2025		—	—	—	1

							6,067	7,424	1.4	7,795

Consumer Services
Auction Technology Group(3) (18)	Unitranche First Lien Term Loan	L + 650	(32)	6.62%	02/2027		3,339	4,237	0.8	4,300
Auction Technology Group(3) (18)	Unitranche First Lien Term Loan	L + 650	(32)	6.84%	02/2027		10,687	10,388	2.0	10,687

							14,026	14,625	2.8	14,987

Total Debt Investments United Kingdom							£20,093	$22,049	4.2%	$22,782

Total United Kingdom								$22,049	4.2%	$22,782

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(3) (18) (19)	Unitranche First Lien - Last Out Term Loan	E + 625	(33) (34)	6.25%	02/2026		€6,910	7,646	1.5	8,103
PharComp Parent B.V.(3) (6) (18) (31)	Unitranche First Lien Term Loan	E + 625	(33) (34)	6.25%	02/2026		187	148	0.1	285

							7,097	7,794	1.6	8,388

Total Debt Investments Netherlands							€7,097	$7,794	1.6%	$8,388

Total Netherlands								$7,794	1.6%	$8,388

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(3) (18)	Unitranche First Lien Term Loan	E + 625	(34) (35)	6.25%	04/2026		€9,507	10,480	2.0	10,591
Miraclon Corporation(3) (18)	Unitranche First Lien Term Loan	L + 625	(15)	7.47%	04/2026		4,162	4,057	0.7	3,933

							13,669	14,537	2.7	14,524

Total Debt Investments Belgium							€13,669	$14,537	2.7%	$14,524

Equity Investments
Commercial & Professional Services
MIR Bidco SA(3) (18) (24)	Common Stock						1	1	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
MIR Bidco SA(3) (18) (24)	Preferred Stock				81	$91	—%	$114

					82	92	—	114

Total Equity Investments Belgium					82	$92	—%	$114

Total Belgium						$14,629	2.7%	$14,638

Total Investments						$975,310	178.9%	$961,051

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”) or EURIBOR (“E”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $537,090 as of September 30, 2020.
(1)

All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.

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
(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2020 was 0.15%. For some of these loans, the interest rate is based on the last reset date.

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.23%. For some of these loans, the interest rate is based on the last reset date.

(9)	The interest rate on these loans is subject to the U.S. Prime rate, which as of September 30, 2020 was 3.25%.
(10)	Investment pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(11)	Investment pays 4.50% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(12)	The investment is on non-accrual status as of September 30, 2020.
(13)

As defined in the 1940 Act, the portfolio company is deemed to be a “non-controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Agreements and Related Party Transactions”.

(14)	Fixed rate investment.
(15)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2020 was 0.26%. For some of these loans, the interest rate is based on the last reset date.

(16)	Investment pays 2.88% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(17)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(18)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.81% as of September 30, 2020.

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

(20)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of September 30, 2020 was 0.36%. For some of these loans, the interest rate is based on the last reset date.

(21)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(22)	Investment pays 3.88% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands, except share and per share data)

(23)	Investment pays 1.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(24)	Non-income producing security.
(25)

As defined in the 1940 Act, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Agreements and Related Party Transactions”.

(26)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(27)	Investment is not redeemable.
(28)	Income producing equity security.
(29)

The interest rate on these loans is subject to the greater of a CDOR floor or 3 month CDOR plus a base rate. The 3 month CDOR as of September 30, 2020 was 0.50%. For some of these loans, the interest rate is based on the last reset date.

(30)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of September 30, 2020 was 0.06%. For some of these loans, the interest rate is based on the last reset date.

(31)	Investment pays 2.19% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(32)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of September 30, 2020 was 0.09%. For some of these loans, the interest rate is based on the last reset date.

(33)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of September 30, 2020 was (0.50)%. For some of these loans, the interest rate is based on the last reset date.

(34)	For EURIBOR rate investments where negative rates can be prevalent, a 0% floor is presumed.
(35)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 6 month EURIBOR plus a base rate. The 6 month EURIBOR as of September 30, 2020 was (0.48)%. For some of these loans, the interest rate is based on the last reset date.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	07/31/2025	$(503)
Wells Fargo Bank, N.A.	USD 864	CAD 635	07/31/2025	368
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	04/10/2024	532
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	02/20/2024	510
Wells Fargo Bank, N.A.	USD 209	EUR 187	02/20/2024	(17)
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/01/2023	330
Wells Fargo Bank, N.A.	USD 4,317	GBP 3,239	02/13/2025	95
Total				$1,315

CAD	Canadian Dollar
EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(1)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(2)	6.30%	01/2023	$4,720	$4,674	1.2%	$4,702
Auto-Vehicle Parts, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				01/2023	—	(5)	—	(2)
Continental Battery Company(1) (3) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	7.05%	01/2020	1,689	1,683	0.4	1,689
Continental Battery Company(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	12/2022	3,973	3,928	1.0	3,973
Continental Battery Company(1) (3) (20)	Senior Secured First Lien Revolver	L + 525 (100 Floor	)(2)	7.05%	12/2022	680	671	0.2	680
Continental Battery Company(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	7.05%	12/2022	6,645	6,559	1.6	6,645
Empire Auto Parts, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(5)	7.39%	09/2024	2,469	2,429	0.6	2,493
Empire Auto Parts, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				09/2024	—	(6)	—	4
Empire Auto Parts, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(5)	7.39%	09/2024	2,394	2,349	0.6	2,418
POC Investors, LLC(1)	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(5)	7.44%	11/2021	9,448	9,371	2.3	9,448
POC Investors, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				11/2021	—	(7)	—	—

						32,018	31,646	7.9	32,050

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(2)	6.30%	08/2021	2,968	2,968	0.7	2,977
Alion Science and Technology Corporation(1) (6)	Unsecured Debt			11.00%	08/2022	6,543	6,440	1.6	6,543
Midwest Industrial Rubber(1)	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(2)	7.05%	12/2021	7,180	7,123	1.8	7,180
Midwest Industrial Rubber(1) (3) (4) (20)	Senior Secured First Lien Revolver				12/2021	—	(4)	—	—
Potter Electric Signal Company(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 425 (100 Floor	)(5)	6.13%	12/2021	476	453	0.1	468
Potter Electric Signal Company(1) (3) (20)	Senior Secured First Lien Revolver	P + 325	(7)	8.00%	12/2024	31	26	—	28
Potter Electric Signal Company(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(8)	6.54%	12/2025	2,506	2,483	0.6	2,493

						19,704	19,489	4.8	19,689

Commercial & Professional Services
ASP MCS Acquisition Corp.	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(5)	6.64%	05/2024	5,241	5,223	0.6	2,495
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (2)	Unitranche First Lien Revolver	L + 650 (100 Floor	)(5)	8.45%	09/2023	60	54	—	60
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (20)	Unitranche First Lien Revolver	L + 650 (100 Floor	)(5)	8.45%	09/2023	750	739	0.2	750
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(5)	8.45%	09/2023	5,981	5,885	1.5	5,981
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(5)	8.45%	09/2023	624	614	0.1	624
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (4)	Unitranche First Lien Term Loan				09/2023	—	(6)	—	—
CHA Holdings, Inc.(1)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(5)	6.44%	04/2025	4,855	4,835	1.2	4,849
CHA Holdings, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor	)(5)	6.44%	04/2025	1,023	1,020	0.2	1,022

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
DFS Intermediate Holdings, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.02%	03/2022	$8,793	$8,707	2.2%	$8,793
DFS Intermediate Holdings, LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 525 (100 Floor	)(2)	7.02%	03/2022	1,644	1,620	0.4	1,644
DFS Intermediate Holdings, LLC(1) (3) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	6.95%	03/2022	3,473	3,431	0.8	3,473
GH Holding Company(1)	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	02/2023	1,474	1,469	0.3	1,463
GI Revelation Acquisition LLC	Senior Secured First Lien Term Loan	L + 500	(2)	6.80%	04/2025	7,396	7,366	1.7	6,999
Hepaco, LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 475 (100 Floor	)(2)	6.54%	08/2023	660	658	0.2	660
Hepaco, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(2)	6.55%	08/2024	5,151	5,112	1.3	5,151
Hepaco, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(2)	6.55%	08/2024	3,978	3,945	1.0	3,978
Jordan Healthcare, Inc.(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	07/2022	4,021	3,998	1.0	4,036
Jordan Healthcare, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(5)	7.94%	07/2022	698	694	0.2	701
Jordan Healthcare, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(5)	7.94%	07/2022	294	292	0.1	296
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor	)(5)	10.69%	03/2025	8,102	7,929	1.9	7,818
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor	)(5)	10.69%	03/2025	467	460	0.1	450
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK		13.50%	03/2026	714	706	0.2	653
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK		13.50%	03/2026	238	236	0.1	218
Pye-Barker Fire & Safety, LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(5)	7.67%	11/2025	10,125	9,850	2.5	10,125
Pye-Barker Fire & Safety, LLC(1) (3) (4)	Unitranche First Lien Delayed Draw Term Loan				11/2025	—	(51)	—	—
Receivable Solutions, Inc.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(5)	6.94%	10/2024	2,194	2,158	0.5	2,194
Receivable Solutions, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor	)(2)	6.80%	10/2024	30	25	—	30
SavATree, LLC(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(5)	6.94%	06/2022	3,956	3,916	1.0	3,956
SavATree, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				06/2022	—	(5)	—	—
SavATree, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(5)	6.89%	06/2022	154	147	—	154
TecoStar Holdings, Inc.(1)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor	)(5)	10.24%	11/2024	5,000	4,909	1.2	5,000
UP Acquisition Corp(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(2)	7.55%	05/2024	4,378	4,299	1.1	4,378
UP Acquisition Corp(1) (3) (20)	Unitranche First Lien Revolver	L + 575 (100 Floor	) (5)	7.55%	05/2024	73	51	—	73
UP Acquisition Corp(1) (3) (20)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(2)	7.55%	05/2024	276	271	0.1	276
Valet Waste Holdings, Inc.	Senior Secured First Lien Term Loan	L + 375	(2)	5.54%	09/2025	14,812	14,781	3.6	14,683

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	(2)	8.69%	01/2022	$4,933	$4,889	1.1%	$4,587
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	(2)	8.69%	01/2022	703	697	0.2	654

						112,271	110,924	26.6	108,224

Consumer Durables & Apparel
EiKo Global, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	06/2023	3,256	3,207	0.8	3,256
EiKo Global, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				06/2023	—	(11)	—	—

						3,256	3,196	0.8	3,256

Consumer Services
Colibri Group LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(5)	7.70%	05/2025	8,209	8,021	2.0	8,200
Colibri Group LLC(1) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(5)	7.68%	05/2025	1,350	1,320	0.3	1,348
Colibri Group LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 575 (100 Floor	)(2)	7.55%	05/2025	267	244	0.1	266
COP Home Services Holdings, Inc.(1) (3) (4) (20)	Senior Secured First Lien Term Loan				05/2025	—	(8)	—	(2)
COP Home Services Holdings, Inc.(1) (21)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(5)	6.40%	05/2025	3,474	3,411	0.8	3,457
COP Home Services Holdings, Inc.(1) (3) (4)	Senior Secured First Lien Delayed Draw Term Loan				05/2025	—	(9)	—	(4)
HGH Purchaser, Inc.(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(2)	7.69%	11/2025	8,108	7,910	2.0	8,108
HGH Purchaser, Inc.(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan				11/2025	—	(41)	—	—
HGH Purchaser, Inc.(1) (3) (20)	Unitranche First Lien Revolver	P + 500	(7)	9.75%	11/2025	186	161	—	186
JLL XDD, Inc.(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(5)	6.69%	12/2023	2,134	2,086	0.5	2,134
Learn-It Systems, LLC(1)	Senior Secured First Lien Term Loan	L + 450 (50 Floor	)(5)	6.40%	03/2025	4,367	4,265	1.1	4,367
Learn-It Systems, LLC(1) (3) (20)	Senior Secured First Lien Revolver	P + 350	(7)	8.25%	03/2025	492	478	0.1	492
Learn-It Systems, LLC(1) (3) (22)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (50 Floor	)(5)	6.50%	03/2025	311	251	0.1	311
New Mountain Learning(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	03/2024	1,825	1,798	0.4	1,579
New Mountain Learning(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(5)	7.94%	03/2024	475	467	0.1	394
New Mountain Learning(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(5)	7.94%	03/2024	370	365	0.1	320
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien Term Loan	L + 750	(2)	9.30%	05/2026	9,333	9,249	2.3	9,318
Teaching Strategies LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	05/2024	9,234	9,055	2.3	9,327
Teaching Strategies LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(5)	7.94%	05/2024	183	171	—	189
United Language Group, Inc.(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(2)	7.88%	12/2021	4,689	4,638	1.1	4,344
United Language Group, Inc.(1) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(2)	7.88%	12/2021	400	395	0.1	370
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor	)(2)	5.80%	02/2025	6,473	6,483	1.6	6,441

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group LLC(1)	Senior Secured First Lien Term Loan	L + 425	(5)	6.19%	04/2026	$3,089	$3,060	0.8%	$3,097
Wrench Group LLC(1) (3) (23)	Senior Secured First Lien Delayed Draw Term Loan				04/2026	—	—	—	2
Wrench Group LLC(1)	Senior Secured Second Lien Term Loan	L + 788	(10)	9.82%	04/2027	2,500	2,429	0.6	2,500

						67,469	66,199	16.4	66,744

Diversified Financials
CC SAG Acquisition Corp.(1)	Unitranche First Lien Term Loan	L + 500 (100 Floor	)(5)	6.89%	09/2025	7,182	7,021	1.8	7,132
CC SAG Acquisition Corp.(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(2)	6.76%	09/2025	172	142	—	157
CC SAG Acquisition Corp.(1) (3) (4) (20)	Unitranche First Lien Revolver				09/2025	—	(23)	—	(7)

						7,354	7,140	1.8	7,282

Energy
BJ Services, LLC(1) (11)	Unitranche First Lien - Last Out Term Loan	L + 1033 (150 Floor	)(5)	12.43%	01/2023	8,287	8,220	2.0	8,287
BJ Services, LLC(1)	Unitranche First Lien Term Loan	L + 700 (150 Floor	)(5)	9.10%	01/2023	4,875	4,836	1.2	4,875

						13,162	13,056	3.2	13,162

Food & Staples Retailing
BJH Holdings III Corp.(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(2)	7.55%	08/2025	13,715	13,520	3.4	13,647
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(5)	7.70%	06/2025	6,471	6,442	1.1	4,652
PetIQ, LLC(1) (9)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(2)	6.30%	07/2025	15,000	14,868	3.7	15,000

						35,186	34,830	8.2	33,299

Food, Beverage & Tobacco
Mann Lake Ltd.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(5)	6.91%	10/2024	3,865	3,800	1.0	3,826
Mann Lake Ltd.(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor	)(5)	6.91%	10/2024	444	430	0.1	435

						4,309	4,230	1.1	4,261

Health Care Equipment & Services
Abode Healthcare, Inc.(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(5)	6.16%	08/2025	4,788	4,697	1.2	4,716
Abode Healthcare, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 425 (100 Floor	)(5)	6.16%	08/2025	288	266	0.1	270
Ameda, Inc.(1)	Senior Secured First Lien Term Loan	L + 700 (100 Floor	)(2)	8.77%	09/2022	2,279	2,254	0.6	2,244
Ameda, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 700 (100 Floor	)(2)	8.77%	09/2022	188	184	—	183
Avalign Technologies, Inc.(1)	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	12/2025	17,009	16,858	4.2	16,881
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(2)	6.55%	01/2023	891	881	0.2	900
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(2)	6.55%	01/2023	14,546	14,387	3.6	14,692
Centauri Health Solutions, Inc.(1) (3) (4) (20)	Senior Secured First Lien Revolver				01/2023	—	(9)	—	16
Centria Subsidiary Holdings, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				12/2025	—	(59)	—	—
Centria Subsidiary Holdings, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(5)	7.89%	12/2025	11,842	11,490	2.9	11,842
Clarkson Eyecare, LLC(1)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(2)	8.05%	04/2021	9,013	8,869	2.2	8,877
Clarkson Eyecare, LLC(1)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(2)	8.05%	04/2021	5,950	5,853	1.4	5,861

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CRA MSO, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(2)	6.55%	12/2023	$1,237	$1,218	0.3%	$1,237
CRA MSO, LLC(1) (3) (4) (20)	Senior Secured First Lien Delayed Draw Term Loan				12/2023	—	(6)	—	—
CRA MSO, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				12/2023	—	(3)	—	—
ExamWorks Group, Inc.(1)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor	)(2)	9.05%	07/2024	5,735	5,621	1.4	5,745
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	10/2022	1,662	1,644	0.4	1,662
GrapeTree Medical Staffing, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				10/2022	—	(4)	—	—
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	10/2022	1,396	1,373	0.3	1,396
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(2)	6.05%	11/2024	9,659	9,659	2.4	9,611
NMN Holdings III Corp.(1)	Senior Secured Second Lien Term Loan Term Loan	L + 775	(2)	9.49%	11/2026	7,222	7,027	1.8	7,182
NMN Holdings III Corp.(1) (3) (4) (24)	Senior Secured Second Lien Delayed Draw Term Loan				11/2026	—	(21)	—	(9)
NMSC Holdings, Inc.(1)	Senior Secured Second Lien Term Loan	L + 1000	(2)	11.80%	10/2023	4,307	4,202	1.1	4,286
Omni Ophthalmic Management Consultants, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				05/2023	—	(10)	—	(3)
Omni Ophthalmic Management Consultants, LLC(1) (3) (4) (21)	Senior Secured First Lien Delayed Draw Term Loan				05/2023	—	(9)	—	(4)
Omni Ophthalmic Management Consultants, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	05/2023	6,947	6,868	1.7	6,924
Professional Physical Therapy(1)	Senior Secured First Lien Term Loan	L + 675 (100 Floor) (including 75 PIK)	(5)	8.44%	12/2022	8,906	8,574	1.8	7,488
PT Network, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				11/2023	—	(1)	—	(8)
PT Network, LLC(1)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	(10)	9.44%	11/2023	4,727	4,718	1.1	4,627
Safco Dental Supply, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor	) (5)	7.25%	06/2025	4,549	4,475	1.1	4,549
Safco Dental Supply, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				06/2025	—	(10)	—	—
Smile Brands, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	P + 350	(7)	8.25%	10/2023	40	38	—	38
Smile Brands, Inc.(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(5)	6.43%	10/2024	378	372	0.1	374
Smile Brands, Inc.(1)	Senior Secured First Lien Term Loan	L + 450	(10)	6.70%	10/2024	2,079	2,062	0.5	2,069
Smile Doctors LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(5)	7.94%	10/2022	139	138	—	139
Smile Doctors LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	10/2022	3,173	3,146	0.8	3,173
Smile Doctors LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(5)	7.94%	10/2022	1,685	1,683	0.4	1,685
Unifeye Vision Partners(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(5)	6.89%	09/2025	5,400	5,296	1.3	5,400

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Unifeye Vision Partners(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor	)(5)	6.89%	09/2025	$227	$194	0.1%	$227
Unifeye Vision Partners(1) (3) (4)	Senior Secured First Lien Delayed Draw Term Loan				09/2025	—	(29)	—	—
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350	(2)	5.25%	03/2025	8,830	8,831	2.1	8,432

						145,092	142,717	35.1	142,702

Household & Personal Products
Tranzonic(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(2)	6.55%	03/2023	3,854	3,826	0.9	3,854
Tranzonic(1) (3) (4) (20)	Senior Secured First Lien Revolver				03/2023	—	(3)	—	—

						3,854	3,823	0.9	3,854

Insurance
Comet Acquisition, Inc.(1)	Senior Secured Second Lien Term Loan	L + 750	(5)	9.41%	10/2026	4,632	4,622	1.1	4,411
Integrity Marketing Acquisition, LLC(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(5)	7.81%	02/2020	3,543	3,433	0.8	3,517
Integrity Marketing Acquisition, LLC(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan				07/2021	—	(37)	—	(15)
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(5)	7.67%	08/2025	13,009	12,699	3.2	12,944
Integrity Marketing Acquisition, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				08/2025	—	(48)	—	(7)
Integro Parent, Inc.(1) (9)	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(2)	7.55%	10/2022	477	473	0.1	470
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor	)(2)	11.05%	10/2023	2,916	2,882	0.7	2,916
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor	)(2)	10.99%	10/2023	380	377	0.1	380
The Hilb Group, LLC(1) (3) (4)	Unitranche First Lien Revolver				12/2025	—	(8)	—	(2)
The Hilb Group, LLC(1) (20)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(2)	7.69%	12/2026	3,640	3,549	0.9	3,612
The Hilb Group, LLC(1) (3) (4) (21)	Unitranche First Lien Term Loan				12/2026	—	(13)	—	(8)

						28,597	27,929	6.9	28,218

Materials
Kestrel Parent, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				11/2023	—	(17)	—	13
Kestrel Parent, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(2)	7.78%	11/2025	6,740	6,593	1.7	6,841
Maroon Group, LLC (1)	Unitranche First Lien Term Loan	L + 675 (100 Floor	)(5)	8.72%	08/2022	2,712	2,693	0.7	2,712
Maroon Group, LLC (1) (3) (20)	Unitranche First Lien Revolver	L + 675 (100 Floor	)(2)	8.56%	08/2022	98	96	—	98
Maroon Group, LLC (1) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor	)(5)	8.72%	08/2022	1,250	1,242	0.3	1,250

						10,800	10,607	2.7	10,914

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	) (2)	6.80%	02/2023	3,744	3,706	0.9	3,744
Trinity Partners, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				02/2023	—	(6)	—	—

						3,744	3,700	0.9	3,744

Retailing
Slickdeals Holdings, LLC(1) (3) (4) (19) (25)	Unitranche First Lien Revolver				06/2023	—	(14)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Slickdeals Holdings, LLC(1) (19)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(2)	7.99%	06/2024	$14,726	$14,342	3.6%	$14,726
Strategic Partners, Inc.(1)	Senior Secured First Lien Term Loan	L + 375 (100 Floor	)(2)	5.55%	06/2023	6,322	6,313	1.6	6,338

						21,048	20,641	5.2	21,064

Software & Services
Affinitiv, Inc.(1)	Unitranche First Lien Term Loan	L + 525 (100 Floor	)(5)	7.17%	08/2024	6,500	6,393	1.6	6,500
Affinitiv, Inc.(1) (3) (4) (20)	Unitranche First Lien Revolver				08/2024	—	(14)	—	—
Ansira Partners, Inc.(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(2)	7.55%	12/2022	6,867	6,829	1.6	6,477
Ansira Partners, Inc.(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(2)	7.49%	12/2022	626	622	0.1	572
Avaap USA LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	03/2023	3,808	3,748	1.0	3,846
Avaap USA LLC(1) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	7.02%	03/2023	347	342	0.1	351
Avaap USA LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				03/2023	—	(10)	—	7
Benesys, Inc.(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(2)	6.05%	10/2024	1,432	1,414	0.4	1,411
Benesys, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 425 (100 Floor	)(2)	6.05%	10/2024	48	46	—	46
C-4 Analytics, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(2)	6.55%	08/2023	10,313	10,195	2.5	10,313
C-4 Analytics, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				08/2023	—	(6)	—	—
CAT Buyer, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(2)	7.30%	04/2024	6,302	6,194	1.5	6,272
CAT Buyer, LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 550	(2)	7.30%	04/2024	151	140	—	149
Claritas, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	12/2023	1,121	1,112	0.3	1,121
Claritas, LLC(1) (3) (2)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(2)	7.80%	12/2023	120	118	—	120
List Partners, Inc.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(2)	6.77%	01/2023	4,623	4,563	1.1	4,649
List Partners, Inc.(1) (3) (4) (20)	Senior Secured First Lien Revolver				01/2023	—	(5)	—	3
Ontario Systems, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(2)	7.30%	08/2025	3,242	3,211	0.8	3,242
Ontario Systems, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				08/2025	—	(5)	—	—
Ontario Systems, LLC(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan				08/2025	—	(5)	—	—
Perforce Software, Inc.	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	07/2026	12,469	12,410	3.1	12,492
Right Networks, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(2)	7.70%	11/2024	9,743	9,530	2.4	9,743
Right Networks, LLC(1) (3) (4) (2)	Unitranche First Lien Revolver				11/2024	—	(5)	—	—
Ruffalo Noel Levitz, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(5)	7.94%	05/2022	2,531	2,503	0.6	2,518
Ruffalo Noel Levitz, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver				05/2022	—	(3)	—	(2)
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan				10/2024	6,156	5,619	0.6	2,471
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan				10/2024	4,704	4,287	0.5	1,888
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan				10/2024	2,859	2,670	0.5	2,193

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation Insight, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver				12/2024	$—	$(6)	—%	$(4)
Transportation Insight, LLC(1)	Senior Secured First Lien Term Loan	L + 450	(2)	6.30%	12/2024	5,194	5,151	1.3	5,168
Transportation Insight, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(5)	6.20%	12/2024	713	702	0.2	706
Trident Technologies, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (150 Floor	)(2)	7.62%	12/2025	15,000	14,775	3.6	14,775
Winxnet Holdings LLC(1) (3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(2)	7.76%	06/2023	647	632	0.2	634
Winxnet Holdings LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(2)	7.76%	06/2023	1,970	1,941	0.5	1,945
Winxnet Holdings LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(2)	7.76%	06/2023	80	74	—	75

						107,566	105,162	24.5	99,681

Technology Hardware & Equipment
Onvoy, LLC(1)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor	)(2)	12.30%	02/2025	2,635	2,541	0.6	2,339

Transportation
Pilot Air Freight, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(2)	7.05%	07/2024	5,417	5,393	1.3	5,417
Pilot Air Freight, LLC(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor	)(2)	7.05%	07/2024	1,209	1,209	0.3	1,209
Pilot Air Freight, LLC(1) (3) (4) (26)	Senior Secured First Lien Delayed Draw Term Loan				07/2024	—	(5)	—	—
Pilot Air Freight, LLC(1) (3) (4) (21)	Senior Secured First Lien Revolver				07/2024	—	(1)	—	—

						6,626	6,596	1.6	6,626

Total Debt Investments United States						$624,691	$614,426	149.2%	$607,109

Equity Investments
Automobiles & Components
APC Auto Tech Holdings, LLC(1) (13) (19)	Common Stock					2,427	1,090	—	162
APC Auto Technology Intermediate, LLC(1) (13) (19)	Preferred Stock					757	757	0.2	767

						3,184	1,847	0.2	929

Capital Goods
Alion Science and Technology Corporation(1) (13)	Common Stock					745,504	766	0.3	1,207

Commercial & Professional Services
Allied Universal holdings, LLC(1) (13)	Common Stock, Class A					2,240,375	1,011	0.5	2,199
MHS Acquisition Holdings, LLC(1) (13)	Common Stock					912	913	0.2	586
MHS Acquisition Holdings, LLC(1) (13)	Preferred Stock					20	20	—	—
PB Parent, LP(1) (13)	Common Stock					1,125,000	1,125	0.3	1,125
RSI Acquisition, LLC(1) (13)	Preferred Stock, Class A					137,000	137	—	137
TecoStar Holdings, Inc.(1) (13)	Common Stock					500,000	$500	0.2%	$973

						4,003,307	3,706	1.2	5,020

Consumer Services
Green Wrench Acquisition, LLC(1) (13)	Common Stock					3,906	391	0.1	391
HGH Investment, LP(1) (13)	Common Stock, Class A					4,171	417	0.1	416
Legalshield(1) (13)	Common Stock					372	372	0.2	719

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group Holdings, LLC(1) (13)	Common Stock, Class A					1,094	$109	—%	$109

						9,543	1,289	0.4	1,635

Diversified Financials
CBDC Senior Loan Fund LLC(9) (14) (15)	Partnership Interest					34,000,000	34,000	8.5	34,442
GACP II LP(9) (15)	Partnership Interest					18,067,282	18,067	4.5	18,564

						52,067,282	52,067	13.0	53,006

Health Care Equipment & Services
ExamWorks Group, Inc.(1) (13)	Common Stock					7,500	750	0.3	1,344
MDVIP, Inc.(1) (13)	Common Stock					46,807	667	0.2	922
NMN Holdings LP(1) (13)	Common Stock					11,111	1,111	0.3	1,009
PT Network, LLC(1) (13)	Common Stock, Class C					1	—	—	—
Spartan Healthcare Holdings, LLC(1) (13)	Common Stock					11,843	1,184	0.3	1,185

						77,262	3,712	1.1	4,460

Insurance
Integrity Marketing Acquisition, LLC(1) (13)	Common Stock					619,562	648	0.2	648
Integrity Marketing Acquisition, LLC(1) (13)	Preferred Stock					1,247	1,213	0.3	1,247
Integro Parent, Inc.(1) (9) (13)	Common Stock					4,468	454	0.2	878

						625,277	2,315	0.7	2,773

Materials
Kestrel Upperco, LLC(1) (13)	Common Stock, Class A					41,791	209	0.1	223

Retailing
Slickdeals Holdings, LLC(1) (13) (19)	Common Stock					109	1,091	0.3	1,207
Vivid Seats Ltd.(1) (13) (19)	Common Stock					608,108	608	0.3	1,083
Vivid Seats Ltd.(1) (13) (19)	Preferred Stock					1,891,892	1,892	0.6	2,563

						2,500,109	3,591	1.2	4,853

Software & Services
SMS Systems Maintenance Services, Inc.(1) (13)	Common Stock					1,142,789	1,144	—	—

Technology Hardware & Equipment
Onvoy, LLC(1) (13)	Common Stock, Class A					3,649	365	0.1	228
Onvoy, LLC(1) (13)	Common Stock, Class B					2,536	—	—	—

						6,185	365	0.1	228

Total Equity Investments United States						61,222,233	$71,011	18.3%	$74,334

Total United States							$685,437	167.5%	$681,443

Canada
Debt Investments
Software & Services
Corel Corporation(9)	Senior Secured First Lien Term Loan	L + 500	(12)	6.91%	07/2026	$12,500	11,905	3.0	12,109

Total Debt Investments Canada						$12,500	$11,905	3.0%	$12,109

Total Canada							$11,905	3.0%	$12,109

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country † ‡	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(9)	Senior Secured First Lien Term Loan	E + 525	(17)	5.25%	04/2023	€1,995	$2,136	0.5%	$2,248

						1,995	2,136	0.5	2,248

Total Debt Investments France						€1,995	$2,136	0.5%	$2,248

Total France							$2,136	0.5%	$2,248

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2025	£—	—	—	—
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2025	—	—	—	—
Crusoe Bidco Limited(1) (9)	Unitranche First Lien Term Loan	L + 625	(18)	7.04%	12/2025	6,067	7,402	2.0	8,038

						6,067	7,402	2.0	8,038

Total Debt Investments United Kingdom						£6,067	$7,402	2.0%	$8,038

Total United Kingdom							$7,402	2.0%	$8,038

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(1) (9) (11)	Unitranche First Lien - Last Out Term Loan	E + 650	(17)	6.50%	02/2026	€6,910	7,625	1.9	7,756
PharComp Parent B.V.(1) (3) (9)	Unitranche First Lien Term Loan				02/2026	—	—	—	—

						6,910	7,625	1.9	7,756

Total Debt Investments Netherlands						€6,910	$7,625	1.9%	$7,756

Total Netherlands							$7,625	1.9%	$7,756

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(1) (9)	Unitranche First Lien Term Loan	E + 600	(17)	6.00%	04/2026	€$9,507	$10,451	2.6%	$10,672
Miraclon Corporation(1) (9)	Unitranche First Lien Term Loan	L + 600	(10)	7.96%	04/2026	$4,161	4,046	1.0	4,161

Total Debt Investments Belgium						13,668	$14,497	3.6%	$14,833

Equity Investments
Commercial & Professional Services
MIR Bidco SA(1) (9) (13)	Common Stock					921	1	—	1
MIR Bidco SA(1) (9) (13)	Preferred Stock					81,384	92	—	103

						82,305	93	—	104

Total Equity Investments Belgium						82,305	$93	—%	$104

Total Belgium							$14,590	3.6%	$14,937

Total Investments							$729,095	178.5%	$726,531

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

†

All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

(26)	Investment pays 1.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,974,709	GBP 5,885,394	12/01/2023	$(65)
Wells Fargo Bank, N.A.	USD 11,682,415	EUR 9,221,988	04/10/2024	366
Wells Fargo Bank, N.A.	USD 8,602,672	EUR 6,702,510	02/20/2024	392
Total				$693

EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

September 30, 2020 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 (“Inception”) as a Delaware corporation structured as an externally managed, closed-end management investment company. The Company commenced investment operations on June 26, 2015. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and currently operates as a diversified investment company. In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company’s primary investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may make multiple investments in the same portfolio company. Although the Company’s focus is to invest in private credit transactions, in certain circumstances it will also invest in broadly syndicated loans and bonds.

The Company is managed by Crescent Cap Advisors, LLC (the “Adviser” and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator” and formerly, CBDC Administration, LLC) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Adviser. The Board consists of six directors, four of whom are independent.

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

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. Restricted cash and cash equivalents consists of deposits held at Wells Fargo Bank N.A. related to the Company’s credit facility. The Company holds cash and cash equivalents denominated in foreign currencies. The Company deposits its cash, cash equivalents and restricted cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

Investment Valuation

The Company applies Financial Accounting Standards Board ASC 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s Audit Committee and, with certain de minimis exceptions, independent third-party valuation firms engaged at the direction of the Board.

The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:

•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.
•	The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.
•	The Board reviews the recommended valuations and determines the fair value of each investment.

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

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and sales of foreign currency forward contracts having the same notional value, settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date.

The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

Equity Offering and Organization Expenses

The Company agreed to repay the Adviser for initial organization costs and equity offering costs incurred prior to the commencement of its operations up to a maximum of $1,500 on a pro rata basis over the first $350,000 of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. The initial 3 year term was later extended to June 30, 2019 with shareholder approval. To the extent such costs related to equity offerings, these costs were charged as a reduction of capital upon the issuance of common shares. To the extent such costs related to organization costs, these costs were expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Adviser was responsible for organization and private equity offerings costs in excess of $1,500. During the reimbursement period which began on June 26, 2015 and expired on June 30, 2019, the Adviser had allocated to the Company $794 of equity offering costs and $568 of organization costs.

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of September 30, 2020 and December 31, 2019, there were $4,645 and $3,431, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020, the Company had four portfolio companies with seven investment positions on non-accrual status, which represented 3.8% and 2.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively.

Other Income

Other income may include income such as consent, waiver, amendment, underwriting and arranger fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2020, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three and nine months ended September 30, 2020, the Company expensed an excise tax of $116 and $458, respectively, of which $294 remained payable. For the three and nine months ended September 30, 2019, the Company expensed an excise tax of $8 and $8, respectively, of which $0 remained payable.

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

For the three and nine months ended September 30, 2020, the Company recognized a benefit/(provision) for taxes of $(161) and $101, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2019, the Company recognized a benefit/(provision) for taxes of $(25) and $(505), respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. As of September 30, 2020 and December 31, 2019, $1,133 and $879, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of September 30, 2020 and December 31, 2019, $776 and $421, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual limitation use under the Code and related regulations.

For the three and nine months ended September 30, 2020 and 2019, there were no realized gains on investments requiring a recognition of a tax provision.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 is elective and can be adopted between March 12, 2020 and December 31, 2022. The Company doesn’t expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2020, the Company incurred administrative services expenses of $204 and $615, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, of which $243 was payable at September 30, 2020. For the three and nine months ended September 30, 2019, the Company incurred administrative services expenses of $179 and $538, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, of which $269 was payable at September 30, 2019.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s compliance professionals, legal counsel, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings, which are included as directors’ fees on the Consolidated Statements of Operations.

On June 5, 2015, the Company entered into sub-administration agreement with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian and other services on behalf of the Company. The sub-administration agreement with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three and nine months ended September 30, 2020, the Company incurred expenses of $293 and $899, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $586 was payable at September 30, 2020. For the three and nine months ended September 30, 2019, the Company incurred expenses of $257 and $710, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $491 was payable at September 30, 2019.

Investment Advisory Agreement

On June 2, 2015, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by the Company’s stockholders on January 29, 2020 in connection with the Alcentra Acquisition. Under the terms of the Amended and Restated Investment Advisory Agreement, the Adviser will provide investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Advisory Agreements, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

Under the Investment Advisory Agreement, the Adviser agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay the Company’s expenses) during the period prior to February 3, 2020, the date of the Company’s qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). The listing of the Company’s Common Stock on NASDAQ on February 3, 2020 qualified as a Qualified IPO. The Adviser is not permitted to recoup any waived amounts at any time.

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

In addition, under the terms of the Amended and Restated Advisory Agreement, the Adviser agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% shall be charged for such time period. The Adviser is not permitted to recoup any waived amounts at any time.

For the three and nine months ended September 30, 2020, the Company incurred management fees of $1,746 and $4,900, respectively, which are net of waived amounts, of $1,163 and $3,427, respectively, of which $1,746 was payable at September 30, 2020. For the three and nine months ended September 30, 2019, the Company incurred management fees of $1,249 and $3,352, respectively, which are net of waived amounts, of $1,268 and $3,427 respectively, of which $1,250 was payable at September 30, 2019.

The Adviser has voluntarily waived its right to receive management fees on the Company’s investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the three and nine months ended September 30, 2020, $38 and $115, respectively, of management fees waived were attributable to the Company’s investment in GACP II LP. For the three and nine months ended September 30, 2019, $41 and $107, respectively, of management fees waived were attributable to the Company’s investment in GACP II LP.

Incentive Fee (prior to February 1, 2020)

Under the Investment Advisory Agreement, the Incentive Fee consisted of two parts. The first part, the income incentive fee, was calculated and payable quarterly in arrears and equaled (a) 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6.0% annualized) (the “Hurdle”), and a catch-up feature until the Adviser received 15% of the pre-incentive fee net investment income for the current quarter up to 1.7647% (the “Catch-up”), and (b) 15% of all remaining pre-incentive fee net investment income above the “Catch-up.”

The second part, the capital gains incentive fee, was determined and payable in arrears as of the end of each fiscal year at a rate of 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

At the 2018 Annual Meeting of Stockholders, in connection with the extension of the deadline to consummate a Qualified IPO, the Adviser agreed to waive its rights under the Investment Advisory Agreement to (i) the income incentive fee and (ii) the capital gain incentive fee for the period from April 1, 2018 through February 1, 2020.

Incentive Fee (effective February 1, 2020)

Under the Amended and Restated Investment Advisory Agreement, the Incentive Fee consists of two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% per quarter (7.0% annualized) (the “Hurdle”), and a catch-up feature until the Adviser has received 17.5%, of the pre-incentive fee net investment income for the current quarter up to 2.1212% (the “Catch-up”), and (b) 17.5% of all remaining pre-incentive fee net investment income above the “Catch-up.”

In addition, under the terms of the Amended and Restated Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Once the Adviser begins to earn income incentive fees, the Adviser will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investment in GACP II. The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 17.5% of the Company’s realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

For the three and nine months ended September 30, 2020, the Company incurred income incentive fees of $0 and $0, respectively, which are net of waived amounts, of $2,136 and $6,335, respectively, of which $0 was payable at September 30, 2020. For the three and nine months ended September 30, 2019, the Company incurred income incentive fees of $0 and $0, respectively, which are net of waived amounts, of $1,375 and $3,506, respectively, of which $0 was payable at September 30, 2019.

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

For the three and nine months ended September 30, 2020 and 2019, the Company recorded no incentive fee on cumulative unrealized capital appreciation.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

In conjunction with the closing of Alcentra Capital merger, the Company and the Adviser executed a Transaction Support Agreement, as described in Note 13.

A portion of the outstanding shares of the Company’s common stock are owned by Crescent Capital Group LP (“CCG LP”). CCG LP is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with CCG LP under which CCG LP granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with CCG LP. CCG LP will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

Investments in and Advances to Affiliates

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$—	$(1,847)	$919	$—	$—
Battery Solutions, Inc.	—	4,907	—	—	(1,361)	3,546	129
Conisus, LLC	—	9,681	—	—	11,095	20,776	953
Slickdeals Holdings, LLC	15,933	62	(311)	50	213	15,947	897
Southern Technical Institute, Inc.	—	—	(1,271)	1,271	3,753	3,753	—
Vivid Seats Ltd.	3,646	—	—	—	(37)	3,609	—
Total Non-Controlled Affiliates	$20,507	$14,650	$(1,582)	$(526)	$14,582	$47,631	$1,979

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2019 were as follows (in thousands):

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2019	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
Slickdeals Holdings, LLC	$12,096	$3,877	$(92)	$—	$125	$16,006	$1,139
Vivid Seats Ltd.	3,389	2	—	—	475	3,866	48
Total Non-Controlled Affiliates	$15,485	$3,879	$(92)	$—	$600	$19,872	$1,187

The Company’s investments in controlled affiliates for the nine months ended September 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$6,000	$(1,000)	$—	$(5,513)	$33,929	$1,500
Total Controlled Affiliates	$34,442	$6,000	$(1,000)	$—	$(5,513)	$33,929	$1,500

The Company’s investments in controlled affiliates for the nine months ended September 30, 2019 were as follows (in thousands):

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$34,000	$—	$—	$(667)	$33,333	$1,450
Total Controlled Affiliates	$—	$34,000	$—	$—	$(667)	$33,333	$1,450

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

“First lien” investments are senior loans on a lien basis to other liabilities in the issuer’s capital structure that have the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets.

“Unitranche first lien” investments are loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, the Company may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that the Company would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate.

“Second lien” investments are loans with a second priority lien on the assets of the portfolio company. The Company obtains security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral serves as collateral in support of the repayment of these loans.

“Mezzanine” or “unsecured debt” investments are loans that generally rank senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness.

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

Investments at fair value consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$391,570	$375,426	$(16,144)	$356,080	$351,332	$(4,748)
Unitranche First Lien	362,067	361,974	(93)	213,884	218,416	4,532
Unitranche First Lien - Last Out	15,660	15,014	(646)	15,845	16,044	199
Senior Secured Second Lien	110,538	99,299	(11,239)	64,801	58,887	(5,914)
Unsecured Debt	2,282	2,215	(67)	7,381	7,414	33
Equity & Other	34,483	53,583	19,100	19,037	21,432	2,395
LLC/LP Equity Interests	58,710	53,540	(5,170)	52,067	53,006	939

Total Investments	$975,310	$961,051	$(14,259)	$729,095	$726,531	$(2,564)

The industry composition of investments at fair value at September 30, 2020 and December 31, 2019 is as follows (in thousands):

Industry	Fair Value September 30, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
Health Care Equipment & Services	$212,375	22.10%	$147,162	20.26%
Commercial & Professional Services	185,870	19.34	136,218	18.75
Software & Services	133,462	13.89	111,790	15.39
Consumer Services	101,801	10.59	68,380	9.41
Diversified Financials	70,911	7.38	60,288	8.30
Pharmaceuticals, Biotechnology & Life Sciences	37,222	3.87	11,500	1.58
Insurance	36,180	3.76	30,991	4.27
Automobiles & Components	34,932	3.64	32,978	4.54
Retailing	23,109	2.40	25,917	3.56
Energy	20,728	2.16	13,162	1.81
Media & Entertainment	20,776	2.16	—	—
Capital Goods	18,831	1.96	20,896	2.88
Food & Staples Retailing	18,096	1.88	33,300	4.58
Food, Beverage & Tobacco	13,737	1.43	4,261	0.59
Materials	11,069	1.15	11,137	1.53
Transportation	7,219	0.75	6,626	0.91
Household & Personal Products	4,222	0.44	3,854	0.53
Telecommunication Services	4,014	0.42	—	—
Consumer Durables & Apparel	3,532	0.37	3,256	0.45
Technology Hardware & Equipment	2,965	0.31	4,815	0.66

Total Investments	$961,051	100.00%	$726,531	100.00%

The geographic composition of investments at fair value at September 30, 2020 and December 31, 2019 is as follows (in thousands):
Geographic Region	Fair Value September 30, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
United States	$903,051	93.97%	$681,443	93.79%
United Kingdom	22,782	2.37	8,038	1.11
Belgium	14,638	1.52	14,937	2.05
Canada	12,192	1.27	12,109	1.67
Netherlands	8,388	0.87	7,756	1.07
France	—	—	2,248	0.31

Total Investments	$961,051	100.00%	$726,531	100.00%

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

The Company and Masterland had subscribed to fund and contributed the following to the Senior Loan Fund (in thousands):

	September 30, 2020			December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40,000	$39,000	$1,000	$40,000	$34,000	$6,000
Masterland	40,000	39,000	1,000	40,000	34,000	6,000

Total	$80,000	$78,000	$2,000	$80,000	$68,000	$12,000

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), as amended, which permits up to $300,000 of borrowings as of September 30, 2020. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC. The interest rate on the credit facility is LIBOR, with no LIBOR floor, plus margin, which ranges between 1.25% and 1.45% based on pricing of the pledged collateral.

Below is a summary of the Senior Loan Fund’s portfolio, as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020	As of December 31, 2019
Total senior secured debt, at par	$291,550	$275,624
Total senior secured debt, at fair value	$278,660	$275,069
Weighted average current interest rate on senior secured debt(1)	3.4%	4.9%
Number of borrowers in the Senior Loan Fund ‘s portfolio	191	169
Largest loan to a single borrower	$3,465	$3,500
Senior Secured First Lien investments as a % of total investments, at fair value	100.0%	100.0%
United States based investments as a % of total investments, at fair value	90.7%	89.7%
Non-accrual investments as % of total investment, at cost	0.0%	0.0%

(1)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Below is selected balance sheet information for the Senior Loan Fund as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020	As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$278,660	$275,069
Cash and cash equivalents	8,913	7,958
Other assets	6,211	6,688

Total assets	$293,784	$289,715

Debt (net of deferred financing costs of $221 and $211, respectively)	$212,779	$205,789
Other liabilities	13,147	15,043

Total liabilities	$225,926	$220,832

Members’ Capital	67,858	68,883

Total liabilities and members’ capital	$293,784	$289,715

Below is selected statements of operations information for the Senior Loan Fund for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Selected Statements of Operations Information:
Total investment income	$2,653	$3,749	$8,879	$5,916

Expenses
Interest and other debt financing costs	960	1,859	3,711	2,697
Professional fees	15	14	37	119
Other general and administrative expenses	84	81	265	178

Total expenses	1,059	1,954	4,013	2,994

Net investment income (loss)	1,594	1,795	4,866	2,922

Net realized gain (loss) on investments	(456)	42	(774)	86
Net change in unrealized appreciation (depreciation) on investments	7,093	54	(12,117)	(1,443)

Net increase (decrease) in members’ capital	$8,231	$1,891	$(8,025)	$1,565

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2020 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$41,200	$334,226	$375,426
Unitranche First Lien	—	—	361,974	361,974
Unitranche First Lien - Last Out	—	—	15,014	15,014
Senior Secured Second Lien	—	4,300	94,999	99,299
Unsecured Debt	—	—	2,215	2,215
Equity & Other	—	—	53,583	53,583
Subtotal	$—	$45,500	$862,011	$907,511
Investments Measured at NAV(1)				53,540
Total Investments				$961,051
Foreign Currency Forward Contracts	$—	$1,315	$—	$1,315

The following table presents fair value measurements of investments as of December 31, 2019 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$83,139	$268,193	$351,332
Unitranche First Lien	—	—	218,416	218,416
Unitranche First Lien – Last Out	—	—	16,044	16,044
Senior Secured Second Lien	—	9,318	49,569	58,887
Unsecured Debt	—	—	7,414	7,414
Equity & Other	—	—	21,432	21,432
Subtotal	$—	$92,457	$581,068	$673,525
Investments Measured at NAV (1)				53,006
Total Investments				$726,531
Foreign Currency Forward Contracts	$—	$693	$—	$693

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2020, based off of the fair value hierarchy at September 30, 2020 (in thousands):

	Senior		Unitranche	Senior		Equity
	Secured	Unitranche	First -	Secured	Unsecured	&
	First Lien	First Lien	Last Out	Second Lien	Debt	Other	Total
Balance as of January 1, 2020	$268,193	$218,416	$16,044	$49,569	$7,414	$21,432	$581,068
Amortized discounts/premiums	1,222	1,067	28	215	114	8	2,654
Paid in-kind interest	717	461	-	2	77	474	1,731
Net realized gain (loss)	(334)	-	-	-	-	(718)	(1,052)
Net change in unrealized appreciation (depreciation)	(7,190)	(4,617)	(845)	(4,671)	(99)	16,705	(717)
Purchases	121,290	173,918	-	49,381	1,252	15,832	361,673
Sales/return of capital/principal repayments/paydowns	(56,113)	(27,271)	(213)	(8,815)	(6,543)	(150)	(99,105)
Transfers in	6,441	-	-	9,318	-	-	15,759
Transfers out	-	-	-	-	-	-	-

Balance as of September 30, 2020	$334,226	$361,974	$15,014	$94,999	$2,215	$53,583	$862,011

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2020	$(6,161)	$(4,703)	$(845)	$(3,889)	$18	$1,688	$(13,892)

During the nine months ended September 30, 2020, the Company recorded $0 in transfers from Level 3 to Level 2 and $15,759 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2019, based off of the fair value hierarchy at September 30, 2019 (in thousands):

	Senior		Unitranche	Senior		Equity
	Secured	Unitranche	First -	Secured	Unsecured	&
	First Lien	First Lien	Last Out	Second Lien	Debt	Other	Total
Balance as of January 1, 2019	$232,214	$84,891	$-	$53,857	$7,263	$13,806	$392,031
Amortized discounts/premiums	821	863	32	212	24	-	1,952
Paid in-kind interest	361	-	-	-	88	-	449
Net realized gain (loss)	(601)	-	-	-	-	96	(505)
Net change in unrealized appreciation (depreciation)	1,143	708	(11)	(5,668)	28	2,763	(1,037)
Purchases	78,449	110,400	16,012	2,425	-	2,473	209,759
Sales/return of capital/principal repayments/paydowns	(40,800)	(30,666)	(106)	(3,209)	-	(200)	(74,981)
Transfers in	-	-	-	-	-	-	-
Transfers out	(18,123)	-	-	-	-	-	(18,123)

Balance as of September 30, 2019	$253,464	$166,196	$15,927	$47,617	$7,403	$18,938	$509,545

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2019	$895	$1,323	$(11)	$(6,926)	$28	$2,793	$(1,898)

During the nine months ended September 30, 2019, the Company recorded $18,123 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of September 30, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$291,770	Discounted Cash Flows	Discount Rate	5.5%-26.2% (7.8%	)

	20,516	Enterprise Value	Comparable EBITDA Multiple	8.5x-8.8x (8.6x	)

	21,940	Broker Quoted	Broker Quote	N/A

Subtotal:	$334,226

Unitranche First Lien	$319,051	Discounted Cash Flows	Discount Rate	4.3%-16.0% (7.2%	)

	25,227	Enterprise Value	Comparable EBITDA Multiple	7.0x-7.4x (7.1x	)

	4,560	Collateral Analysis	Recovery Rate	96.0%

	13,136	Broker Quoted	Broker Quote	N/A

Subtotal	$361,974

	Fair value as of September 30, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Unitranche First Lien-Last Out	$8,103	Discounted Cash Flows	Discount Rate	6.1%-7.8% (7.0%)

	6,911	Collateral Analysis	Recovery Rate	85.6%

Subtotal	$15,014

Senior Secured Second Lien	$90,848	Discounted Cash Flows	Discount Rate	7.6%-25.4% (10.6%	)

	3,633	Enterprise Value	Comparable EBITDA Multiple	11.8x

	518	Broker Quoted	Broker Quote	N/A

Subtotal:	$94,999

Unsecured Debt	$2,215	Discounted Cash Flows	Discount Rate	8.5%-16.5% (13.3%	)

Equity & Other	$51,882	Enterprise Value	Comparable EBITDA Multiple	3.5x-22.7x (10.4x	)

	1,701	Broker Quoted	Broker Quote	N/A

Subtotal:	$53,583

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2019 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien	$213,314	Discounted Cash Flows	Discount Rate	6.3%-12.9% (7.4%	)

	7,488	Enterprise Value	Comparable EBITDA Multiple	11.7x

	47,391	Broker Quoted	Broker Quote	N/A

Subtotal:	$268,193

Unitranche First Lien	$183,908	Discounted Cash Flows	Discount Rate	7.1%-10.8% (8.0%	)

	34,508	Broker Quoted	Broker Quote	N/A

Subtotal	$218,416

Unitranche First Lien-Last Out	$16,044	Discounted Cash Flows	Discount Rate	6.5%-12.2% (9.5%	)

Senior Secured Second Lien	$43,018	Discounted Cash Flows	Discount Rate	9.1%-15.6% (10.8%	)
	6,551	Enterprise Value	Comparable EBITDA Multiple	11.4x

Subtotal:	$49,569

Unsecured Debt	$7,414	Discounted Cash Flows	Discount Rate	11.0%-15.7% (11.5%	)

Equity & Other	$21,432	Enterprise Value	Comparable EBITDA Multiple	7.3x-17.9x (14.4x	)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2020 and December 31, 2019. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Note 6. Debt

Debt consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$228,710	$121,290	$228,710	$230,477	2.64%
Corporate Revolving Facility	200,000	156,754	43,246	156,754	147,953	2.94%
Unsecured Notes	50,000	25,000	25,000	25,000	5,748	6.63%
InterNotes ®	16,418	16,418	—	16,418	21,734	6.40%

Total Debt	$616,418	$426,882	$189,536	$426,882	$405,912	3.13%

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$250,000	$220,687	$29,313	$220,687	$200,975	4.03%
Corporate Revolving Facility	200,000	104,754	95,246	104,754	74,930	4.26%

Total Debt	$450,000	$325,441	$124,559	$325,441	$275,905	4.10%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The amount presented excludes netting of deferred financing costs.

As of September 30, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2020 and December 31, 2019, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of September 30, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended (the “SPV Asset Facility”), with the Company as the collateral manager, seller and equityholder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. CCAP SPV is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from CCAP SPV. Between February 8, 2017 and March 10, 2020, the Company has entered into multiple amendments to the SPV Asset Facility to, among other things, increase the facility limit from $75,000 to $350,000.

The maximum commitment amount under the SPV Asset Facility is $350,000, and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) March 10, 2025 (the Facility Maturity Date) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.20% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility and subsequent amendments were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of September 30, 2020 and December 31, 2019, deferred financing costs related to the SPV Asset Facility were $2,692 and $1,508, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.35%, which includes 0.05% utilization fee, with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of September 30, 2020 and December 31, 2019, deferred financing costs related to the Corporate Revolving Facility were $1,472 and $1,923, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Unsecured Notes”). The Unsecured Notes have a delayed draw feature. The initial issuance of $25,000 of Unsecured Notes closed July 30, 2020. The issuance of the remaining $25,000 of Unsecured Notes is expected to occur on or before October 28, 2020.

The Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year, commencing on January 30, 2021. As of September 30, 2020, the Company was in compliance with the terms of the note purchase agreement governing the Unsecured Notes.

Costs incurred in connection with issuing the Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Unsecured Notes on an effective yield basis. As of September 30, 2020 and December 31, 2019, deferred financing costs related to the Unsecured Notes were $481 and $0, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, the Company assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. Each series of notes has been issued by a separate trust administered by U.S. Bank.

As of September 30, 2020, the outstanding InterNotes® bear interest at fixed interest rates ranging between 6.25% and 6.75% and offer a variety of maturities ranging between February 15, 2021 and April 15, 2022.

Summary of Interest and Credit Facility Expenses

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, Unsecured Notes, Internotes ®, and prior corporate revolving facility for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Borrowing interest expense	$2,913	$3,188	$9,942	$8,654
Unused facility fees	221	59	557	161
Amortization of financing costs	370	277	985	691

Total interest and credit facility expenses	$3,504	$3,524	$11,484	$9,506

Weighted average outstanding balance	$410,892	$291,528	$405,912	$259,587

Note 7. Derivatives

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

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

For the nine months ended September 30, 2020 and 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $34,052 and $21,866, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 (in thousands):
Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$1,835	$(520)	$1,315	$—	$1,315

Total	$1,835	$(520)	$1,315	$—	$1,315

As of December 31, 2019 (in thousands):
Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$758	$(65)	$693	$—	$693

Total	$758	$(65)	$693	$—	$693

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and September 30, 2019 was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1,349)	1,205	623	1,487

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(1,349)	$1,205	$623	$1,487

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2020 and December 31, 2019, the Company had aggregated unfunded commitments totaling $66,024 and $82,745 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of September 30, 2020 and December 31, 2019, the Company has the following unfunded commitments to portfolio companies (in thousands):

	September 30, 2020		December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Senior Secured and Unitranche First Lien
Abode Healthcare, Inc.	8/28/2025	$918	8/25/2025	$862
Affinitiv, Inc.	8/26/2024	567	8/26/2024	850
Ameda, Inc.	9/29/2022	113	9/29/2022	113
Ansira Partners, Inc.	—	—	4/16/2020	322
Auto-Vehicle Parts, LLC	1/3/2023	600	1/3/2023	600
Avaap USA LLC	—	—	3/22/2023	650
Benesys, Inc.	10/5/2024	150	10/5/2024	102
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	11/16/2020	850
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	9/26/2023	240
C-4 Analytics, LLC	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC	4/11/2024	550	4/11/2024	399
CC SAG Acquisition Corp.	9/9/2021	1,897	9/9/2021	2,128
CC SAG Acquisition Corp.	9/9/2025	1,050	9/9/2025	1,050
Centauri Health Solutions, Inc.	—	—	1/31/2022	1,575
Centria Subsidiary Holdings, LLC	12/09/2025	1,579	12/9/2025	1,974
Claritas, LLC	12/21/2023	187	12/21/2023	180
Colibri Group LLC	5/1/2025	1,000	5/1/2025	733
Consolidated Label Co., LLC	7/15/2026	650	—	—

	September 30, 2020		December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Continental Battery Company	—	—	1/15/2020	1,811
Continental Battery Company	12/14/2022	850	12/14/2022	170
COP Home Services Holdings, Inc.	5/13/2025	464	5/13/2025	464
CRA MSO, LLC	—	—	8/31/2020	1,000
CRA MSO, LLC	12/17/2023	120	12/17/2023	200
CRA MSO, LLC	—	—	5/13/2021	697
Crusoe Bidco Limited	—	—	12/2/2025	340
DFS Intermediate Holdings, LLC	—	—	9/18/2020	328
DFS Intermediate Holdings, LLC	3/31/2022	1,980	3/31/2022	336
EiKo Global, LLC	6/1/2023	450	6/1/2023	750
Empire Auto Parts, LLC	9/5/2024	400	9/5/2023	400
GrapeTree Medical Staffing, LLC	10/19/2022	450	10/19/2022	450
HCOS Group Intermediate III LLC	9/30/2026	900	—	—
Hepaco, LLC	8/18/2023	629	8/18/2023	257
Hepaco, LLC	10/15/2020	112	—	—
HGH Purchaser, Inc.	11/1/2021	1,845	11/1/2021	3,378
HGH Purchaser, Inc.	11/3/2025	828	11/3/2025	828
Hsid Acquisition, LLC	1/31/2026	750	—	—
ISS Compressors Industries, Inc.	2/5/2026	21	—	—
Integrity Marketing Acquisition, LLC	—	—	10/15/2020	333
Integrity Marketing Acquisition, LLC	—	—	2/29/2020	1,576
Integrity Marketing Acquisition, LLC	—	—	2/27/2021	3,095
Integrity Marketing Acquisition, LLC	8/27/2025	1,409	8/27/2025	1,409
Kestrel Parent, LLC	11/13/2023	871	11/13/2023	871
Learn-It Systems, LLC	3/18/2022	1,950	3/18/2022	2,288
Learn-It Systems, LLC	3/18/2025	600	3/18/2025	108
List Partners, Inc.	—	—	7/6/2022	156
List Partners, Inc.	1/5/2023	450	1/5/2023	450
Lightspeed Buyer, Inc.	8/3/2021	648	—	—
Mann Lake Ltd.	—	—	10/4/2024	456
Maroon Group, LLC	8/31/2022	1	8/31/2022	252
Midwest Industrial Rubber	—	—	12/2/2021	525
Manna Pro Products, LLC	12/8/2023	514	—	—
MRI Software LLC	2/10/2022	722	—	—
MRI Software LLC	2/10/2026	1,333	—	—
MRI Software LLC	2/10/2026	1,266	—	—
New Mountain Learning	—	—	3/16/2024	125
Omni Ophthalmic Management Consultants, LLC	—	—	7/10/2019	1,150
Omni Ophthalmic Management Consultants, LLC	—	—	9/22/2021	850
Omni Ophthalmic Management Consultants, LLC	5/31/2021	623	—	—
Ontario Systems, LLC	9/5/2021	1,100	9/5/2021	1,100
Ontario Systems, LLC	8/30/2025	400	8/30/2025	500
Pilot Air Freight, LLC	—	—	7/25/2020	1,200
Pilot Air Freight, LLC	7/25/2024	100	7/25/2024	100
Pinnacle Treatment Centers, Inc.	1/17/2022	457	—	—

	September 30, 2020		December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Pinnacle Treatment Centers, Inc.	12/31/2022	571	—	—
POC Investors, LLC	11/10/2021	625	11/10/2021	1,000
Potter Electric Signal Company	12/19/2021	1,123	12/19/2021	1,113
Potter Electric Signal Company	—	—	12/19/2022	519
Potter Electric Signal Company	12/19/2024	400	—	—
Prism Bidco, Inc.	6/25/2026	833	—	—
PT Network, LLC	11/30/2023	400	11/30/2023	400
Pye-Barker Fire & Safety, LLC	—	—	11/26/2021	3,750
Receivable Solutions, Inc.	10/1/2024	300	10/1/2024	270
Right Networks, LLC	11/4/2024	233	11/4/2024	233
Ruffalo Noel Levitz, LLC	5/29/2022	60	5/29/2022	300
Safco Dental Supply, LLC	6/14/2025	600	6/14/2025	600
Saturn Borrower Inc	9/30/2026	1,513	—	—
SavATree, LLC	6/2/2022	155	6/2/2020	745
SavATree, LLC	6/2/2022	550	6/2/2022	550
Seniorlink Incorporated	7/17/2026	682	—	—
Slickdeals Holdings, LLC	6/12/2023	727	6/12/2023	727
Smile Brands, Inc.	10/12/2020	191	10/12/2020	419
Smile Brands, Inc.	10/12/2023	300	10/12/2023	260
Smile Doctors LLC	7/30/2021	5,782	04/06/20	198
Smile Doctors LLC	10/6/2022	642	10/6/2022	170
Spear Education	2/3/2026	3,125	—	—
The Hilb Group, LLC	12/2/2021	762	12/2/2021	1,020
The Hilb Group, LLC	12/2/2025	109	—	—
Teaching Strategies LLC	5/14/2024	447	5/14/2024	447
Teal Acquisition Co., Inc	9/22/2026	1,642	—	—
Teal Acquisition Co., Inc	9/22/2026	974	—	—
Transportation Insight, LLC	—	—	12/18/2020	576
Transportation Insight, LLC	12/3/2024	112	12/3/2024	750
Tranzonic	3/27/2023	147	3/27/2023	550
Trinity Partners, LLC	2/21/2023	450	2/21/2023	450
Unifeye Vision Partners	9/13/2021	2,237	9/13/2021	3,050
Unifeye Vision Partners	9/13/2025	1,247	9/13/2025	1,473
UP Acquisition Corp	—	—	1/31/2020	1,624
UP Acquisition Corp	5/23/2024	859	5/23/2024	1,177
Winxnet Holdings LLC	—	—	6/29/2020	400
Winxnet Holdings LLC	6/29/2023	160	6/29/2023	320
Wrench Group LLC	—	—	4/30/2021	1,035
Crusoe Bidco Limited	12/5/2020	508	12/5/2020	2,977
Crusoe Bidco Limited	12/10/2025	552	12/10/2025	2,233
VetStrategy	7/31/2027	637	—	—
VetStrategy	7/31/2027	1,294	—	—
PharComp Parent B.V.	2/20/2026	1,971	2/20/2026	2,096

Total Senior Secured and Unitranche First Lien		65,024		72,613

Senior Secured Second Lien
NMN Holdings III Corp.	—	—	11/13/2020	1,667

Total Senior Secured Second Lien		—		1,667

LLC/LP Equity Interests
CBDC Senior Loan Fund LLC	—	$1,000	—	$6,000
GACP II LP	—	—	—	2,465

Total LLC/LP Equity Interests	—	1,000	—	8,465

Total		$66,024		$82,745

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, the Company believes that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate cash.

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

Note 9. Stockholders’ Equity

The Company authorized 200,000,000 shares of its common stock with a par value of $0.001 per share. The Company has authorized 10,000 shares of its preferred stock with a par value of $0.001 per share. To date, no shares of preferred stock have been issued.

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of its common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, the Company issued 23,127,335 common shares for aggregate proceeds of $456,297, of which $10,000 was from CCG LP. Proceeds from the issuances were used to fund investing activities and for other general corporate purposes. Additionally, on January 31, 2020, the Company issued 5,203,016 shares in connection with the Alcentra Acquisition. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in private offering were terminated.

For the nine months ended September 30, 2020 and 2019, the Company issued 30,128 and 52,777 new common shares, respectively, in connection with its dividend reinvestment plan.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
August 7, 2020	September 30, 2020	October 15, 2020	$0.41
May 11, 2020	June 30, 2020	July 15, 2020	$0.41
March 3, 2020	March 31, 2020	April 15, 2020	$0.41
November 8, 2019	December 30, 2019	January 17, 2020	$0.41
September 27, 2019	September 27, 2019	October 18, 2019	$0.41
June 28, 2019	June 28, 2019	July 18, 2019	$0.41
March 29, 2019	March 29, 2019	April 12, 2019	$0.41

At September 30, 2020 and December 31, 2019, CCG LP owned 2.09% and 2.23%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 –Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2020 and December 31, 2019, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$38,341	$2,728	$20,213	$20,101
Weighted average common shares outstanding	28,167,360	18,810,099	27,518,708	16,341,911
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$1.36	$0.15	$0.73	$1.23

Note 11. Income Taxes

As of September 30, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

	As of September 30, 2020	As of December 31, 2019
Tax cost	$1,000,208	$730,999

Gross unrealized appreciation	$30,282	$14,809
Gross unrealized depreciation	(69,439)	(19,277)

Net unrealized investment depreciation	$(39,157)	$(4,468)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Per Share Data:(1)
Net asset value, beginning of period	$19.50	$19.43

Net investment income after tax	1.33	1.43
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(0.60)	(0.20)

Net increase (decrease) in net assets resulting from operations	0.73	1.23

Effect of equity issuances, net of share repurchases	0.07	0.06

Distributions declared from net investment income(2)	(1.23)	(1.23)
Offering costs	—	(0.01)

Total increase (decrease) in net assets	(0.43)	0.05

Net asset value, end of period	$19.07	$19.48

Shares outstanding, end of period	28,167,360	19,549,661
Weighted average shares outstanding	27,518,708	16,341,911
Total return(3)	4.10%	6.59%

Ratio/Supplemental Data:
Net assets, end of period	$537,090	$380,823
Ratio of total net expenses to average net assets(5)(6)	5.43%	6.63%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.25%	2.54%
Ratio of net investment income before taxes to average net assets(6)	10.29%	10.10%
Ratio of interest and credit facility expenses to average net assets(4)	3.18%	4.10%
Ratio of net incentive fees to average net assets(4)	—%	—%
Ratio of portfolio turnover to average investments at fair value(7)	20.31%	16.80%
Asset coverage ratio	2.25	2.17

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(3)

Total return based on net value is calculated as the change in net asset value per share plus declared dividends per share during the respective periods, divided by the beginning net asset value per share. On an annualized basis, the period total returns on net asset value were 5.50% and 8.79%, respectively.

(4)	Annualized.
(5)

The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 5.46% and 6.68% for the nine months ended September 30, 2020 and 2019, respectively.

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

Additionally, on August 12, 2019, the Company entered into an agreement with the Adviser in connection with the Alcentra Acquisition. Under the terms of the Transaction Support Agreement, in connection with the consummation of the Alcentra Acquisition the Adviser (a) provided cash consideration of approximately $1.68 per share of Alcentra Capital common stock, payable to Alcentra Capital stockholders in accordance with the terms and conditions set forth in the Merger Agreement at closing, (b) entered into an amendment to the Investment Advisory Agreement to (i) permanently reduce the management fee from 1.5% to 1.25%, (ii) increase the incentive fee hurdle from 6% to 7% annualized, (iii) waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the transaction so that only 0.75% shall be charged for such time period, and (iv) waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021 after the transaction and (c) fund up to $1,419 of expenses that the Company incurs in connection with completing the Alcentra Acquisition.

The merger of Alcentra Capital with and into Crescent Capital BDC was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations-Related Issues. Accordingly, transaction expenses of $7,250, net of Adviser transaction support of $1,419, were included in total consideration paid, and no goodwill was recognized.

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

Total consideration paid by the Company, including transaction costs related to the merger, of $118,256 was allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the closing date, subject to the limitation that certain “non-qualifying” assets, including financial instruments, could not be assigned an amount greater than their fair values. As a result of this limitation, total consideration paid by the Company exceeded the fair value of the net assets acquired by $3,825, which has been presented as a realized loss in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2020. The Company estimated the fair value of the assets acquired and liabilities assumed in accordance with ASC 820; the methodologies utilized to make these estimates were consistent with those used by the Company in estimating the fair value of its own assets and liabilities.

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

The following table summarizes share repurchases under the Company’s stock repurchase program for the three and nine months ended September 30, 2020. There were no share repurchases for the three and nine months ended September 30, 2019 (in thousands, except share and per share data).

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Dollar amount repurchased	$—	$—	$2,208		$—
Shares repurchased	—	—	192,415		—
Average price per share including commission	$—	$—	$11.48		$—
Weighted average discount to net asset value	—	—	40.89	%(1)	—

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2020 and for the nine months ended September 30, 2020.

On October 21, 2020, Crescent Capital Group LP entered into a definitive agreement with Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”), whereby (i) Sun Life would acquire a majority interest in CCG LP and receive a call option to acquire the remaining interest in CCG LP approximately five years from consummation of the transaction, and (ii) if Sun Life does not exercise such call option, CCG LP holders will have a put option to sell their remaining interests to Sun Life (the “Transaction”). Consummation of the Transaction will result in Sun Life having at least a majority indirect ownership interest in Crescent Capital Advisors, LLC, the investment adviser of Crescent Capital BDC, Inc. Upon consummation of the Transaction, key senior management of CCG LP are expected to continue to operate in the same capacity as prior to the Transaction. Additionally, Sun Life has advised CCG LP that it intends to purchase up to $10,000 of the BDC’s common stock over time following the consummation of the Transaction. The timing, manner, price and amount of any share purchases will be determined by Sun Life, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. Sun Life is not required to purchase any specific number of shares and it cannot be assured that any shares will be purchased by Sun Life.

If the Transaction is consummated, it will result in a change of control of CCG LP, which will result in an assignment of the current investment advisory agreement between the Company and the Adviser under the Investment Company Act of 1940. As a result, the current investment advisory agreement will terminate upon completion of the Transaction, and the Company’s stockholders will be asked to approve a new investment advisory agreement between the Company and the Adviser. All terms are expected to remain unchanged from the current investment advisory agreement, except with respect to the initial term of the agreement. The consummation of the Transaction is expected to occur in late 2020 and is subject to customary closing conditions and the receipt of any required regulatory approvals.

On October 28, 2020, the Company drew the remaining $25,000 of $50,000 5.95% senior unsecured notes due July 30, 2023.

On November 3, 2020, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about January 15, 2021 to stockholders of record as of December 31, 2020.

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

We are managed by our investment adviser, Crescent Cap Advisors, LLC (the “Adviser”, and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the SEC under the 1940 Act. Our administrator, CCAP Administration LLC (the “Administrator”, and formerly, CBDC Administration, LLC) provides the administrative services necessary for us to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator along with our Board. The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of six directors, four of whom are independent.

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

“First lien” investments are senior loans on a lien basis to other liabilities in the issuer’s capital structure that have the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets.

“Unitranche first lien” investments are loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority among different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate.

“Second lien” investments are loans with a second priority lien on the assets of the portfolio company. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral serves as collateral in support of the repayment of these loans.

“Mezzanine” or “unsecured debt” investments are loans that generally rank senior to a borrower’s equity securities and junior in right of payment to such borrower’s other indebtedness.

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

The aggregate cash consideration was comprised of (i) $19.3 million in cash, or $1.5023 per share, from us (less $10.3 million or $0.8000 per share in final dividends paid by Alcentra Capital on January 31, 2020) and (ii) $21.6 million in cash, or $1.6761 per share, in transaction support provided by the Adviser.

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

We may not invest in any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the investments are made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

The Investment Adviser

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Adviser has entered into a resource sharing agreement with Crescent Capital Group LP (“CCG LP”), pursuant to which CCG LP provides the Adviser with experienced investment professionals (including the members of the Adviser’s investment committee) and access to the resources of CCG LP so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the resource sharing agreement, the Adviser intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of CCG LP’s investment professionals.

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

We may receive other income, which may include income such as consent, waiver, amendment, underwriting, and arranger fees associated with our investment activities as well as any fees for managerial assistance services rendered to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan using the effective yield method.

Expenses

Our primary operating expenses include the payment of management fees and incentive fees to the Adviser under the Investment Advisory Agreement, as amended, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our sub-administration agreement with State Street Bank and Trust Company and other operating costs described below. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	fees and expenses associated with independent audits and outside legal costs;

•	independent directors’ fees and expenses;

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to us, including but not limited to, our compliance professionals, our legal counsel and other professionals);

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

In accordance with applicable SEC staff guidance and interpretations, effective May 5, 2020 with shareholder approval, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

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

As of September 30, 2020 and December 31, 2019, our portfolio at fair value was comprised of the following:

($ in millions)

	September 30, 2020		December 31, 2019
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$375.5	39.1%	$351.3	48.3%
Unitranche First Lien	362.0	37.7	218.3	30.1
Unitranche First Lien – Last Out	15.0	1.5	16.2	2.2
Senior Secured Second Lien	99.3	10.3	58.9	8.1
Unsecured Debt	2.2	0.2	7.4	1.0
Equity & Other	53.6	5.6	21.4	3.0
LLC/LP Equity Interests	53.5	5.6	53.0	7.3

Total investments	$961.1	100.0%	$726.5	100.0%

The following table shows our investment activity by investment type:

($ in millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020(1)	September 30, 2019
New investments committed at cost:
Senior Secured First Lien	$30.4	$30.0	$79.2	$115.6
Unitranche First Lien	51.6	66.1	129.1	114.1
Unitranche First Lien – Last Out	—	—	—	16
Senior Secured Second Lien	—	—	9.4	4.4
Unsecured Debt	—	—	—	—
Equity & Other	2.1	1.9	2.1	2.5
LLC/LP Equity Interests	—	14	8.5	44.9

Total	$84.1	$112.3	$228.3	$297.5

Proceeds from investments sold or repaid:
Senior Secured First Lien	$26.3	$8.3	$127.2	$46.7
Unitranche First Lien	3.9	16.3	27.3	17.2
Unitranche First Lien – Last Out	—	0.1	0.2	16.7
Senior Secured Second Lien	10.1	13.5	18.8	13.5
Unsecured Debt	6.6	—	6.6	—
Equity & Other	—	0.2	0.4	0.2
LLC/LP Equity Interests	0.8	0.0	1.8	2.8

Total	$47.7	$38.5	$182.3	$97.1

Net increase (decrease) in portfolio	$36.4	$73.8	$46.0	$200.4

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The asset acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted average yield on income producing securities (at cost) (1)	7.9%	8.1%(2)
Percentage of debt bearing a floating rate (at fair value)	98.0%	97.9%
Percentage of debt bearing a fixed rate (at fair value)	2.0%	2.1%
Number of portfolio companies	128	98

(1)	Yield excludes investments on non-accrual status.
(2)	Prior period updated to conform to current period methodology.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of September 30, 2020 and December 31, 2019.

($ in millions)

	September 30, 2020		December 31, 2019
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$850.6	96.2%	$645.4	98.1%
Non-accrual	33.4	3.8	12.6	1.9

Total income producing debt securities	$884.0	100.0%	$658.0	100.0%

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

As of September 30, 2020, we had investments in four portfolio companies with seven investment positions on non-accrual status, which represented 3.8% and 2.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, we had investments in one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2020 and December 31, 2019.

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2020 and December 31, 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in millions)

	September 30, 2020		December 31, 2019
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$1.3	0.1%	$19.1	2.6%
2	761.8	79.3	653.1	89.9
3	180.2	18.7	47.8	6.6
4	17.8	1.9	6.5	0.9
5	—	—	—	—

Total	$961.1	100.0%	$726.5	100.0%

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2020 and 2019 were as follows:

($ in millions)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total investment income	$18.7	$14.8	$56.8	$38.8
Total net expenses	6.5	5.7	20.1	15.4

Net investment income	$12.2	$9.1	$36.7	$23.4
Net realized gain (loss) on investments (1)	(0.5)	(0.0)	(1.7)	(0.5)
Net unrealized appreciation (depreciation) on investments (1)(2)	26.8	(6.4)	(11.1)	(2.3)

Net realized and unrealized gains (losses) on investments	$26.3	$(6.4)	$(12.8)	$(2.8)

Realized loss on asset acquisition	—	—	(3.8)	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(0.2)	(0.0)	0.1	(0.5)

Net increase (decrease) in net assets resulting from operations	$38.3	$2.7	$20.2	$20.1

(1)	Includes gains and losses related to foreign currency transactions and translation.
(2)	Includes gains and losses related to foreign currency forward contracts

Investment Income

($ in millions)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest from investments	$17.5	$12.8	$52.2	$34.7
Dividend Income	1.2	1.9	3.6	3.4
Other income	—	0.1	1.0	0.7

Total	$18.7	$14.8	$56.8	$38.8

Interest income, which includes amortization of upfront fees, increased from $12.8 million for the three months ended September 30, 2019 to $17.5 million for the three months ended September 30, 2020, due to an increase in the size of our portfolio related to the Alcentra Acquisition and organic net deployment. Included in interest from investments for the three months ended September 30, 2020 and September 30, 2019 are $0.3 million and $0.7 million in accelerated accretion of OID, respectively.

Dividend income decreased from $1.9 million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020 due to lower dividends declared by the Senior Loan Fund and GACP II LP. Other income which includes amendment fees, amortization of loan administration fees earned as the administration agent, and other miscellaneous fee income, decreased from $0.1 million for the three months ended September 30, 2019 to $0 for the three months ended September 30, 2020.

Interest income, which includes amortization of upfront fees, increased from $34.7 million for the nine months ended September 30, 2019 to $52.2 million for the nine months ended September 30, 2020, due to an increase in the size of our portfolio related to the Alcentra Acquisition and organic net deployment. Included in interest from investments for the nine months ended September 30, 2020 and September 30, 2019 are $1.6 million and $1.3 million in accelerated accretion of OID, respectively.

Dividend income increased from $3.4 million for the nine months ended September 30, 2019 to $3.6 million for the nine months ended September 30, 2020 due to higher dividend payments received from our equity investments. Other income which includes amendment fees, amortization of loan administration fees earned as the administration agent, and other miscellaneous fee income, increased from $0.7 million to $1.0 million for the nine months ended September 30, 2019 and 2020.

Expenses

($ in millions)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest and debt financing costs	$3.5	$3.5	$11.5	$9.5
Management fees	2.9	2.5	8.3	6.6
Incentive fees	2.1	1.4	6.3	3.5
Professional fees	0.4	0.2	1.1	0.6
Directors’ fees	0.1	0.1	0.3	0.2
Other general and administrative expenses	0.7	0.7	1.8	1.7

Total expenses	$9.7	$8.4	$29.3	$22.1
Management fee waiver	(1.2)	(1.3)	(3.4)	(3.2)
Incentive fee waiver	(2.1)	(1.4)	(6.3)	(3.5)

Net expenses	$6.4	$5.7	$19.6	$15.4
Income and excise taxes	0.1	0.0	0.5	0.0

Total	$6.5	$5.7	$20.1	$15.4

Interest and Credit Facility Expenses

Interest and debt financing costs include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on our credit facilities. Interest and debt financing costs remained unchanged at $3.5 million for the three months ended September 30, 2019 and 2020. The debt outstanding increased from $323.2 million as of September 30, 2019 to $426.9 million as of September 30, 2020. The increase in the debt outstanding was offset by a decrease in the weighted average interest rate (including deferred upfront financing costs and unused fees) from 4.3% as of September 30, 2019 to 3.1% as of September 30, 2020, primarily driven by a decline in benchmark rates.

Interest and debt financing costs increased from $9.5 million for the nine months ended September 30, 2019 to $11.5 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in the debt outstanding in connection with the Alcentra Acquisition from $323.2 million as of September 30, 2019 to $426.9 million as of September 30, 2020. The increase in the debt outstanding was partially offset by the average interest rate (including deferred upfront financing costs) decreasing from 4.3% as of September 30, 2019 to 3.1% as of September 30, 2020, primarily driven by a decline in benchmark rates.

Investment Advisory Agreements

On June 2, 2015, we entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by our stockholders on January 29, 2020 in connection with the Alcentra Acquisition. Under the terms of the Amended and Restated Investment Advisory Agreement, the Adviser provides investment advisory services to us and our portfolio investments. The Adviser’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Advisory Agreements, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

Under the Investment Advisory Agreement, the Adviser agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents (including capital drawn to pay our expenses) during the period prior to February 3, 2020, the date of the our qualified initial public offering, as defined by the Investment Advisory Agreement (“Qualified IPO”). The listing of our Common Stock on NASDAQ on February 3, 2020 qualified as a Qualified IPO. The Adviser is not permitted to recoup any waived amounts at any time.

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

In addition, under the terms of the Amended and Restated Advisory Agreement, the Adviser agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% shall be charged for such time period. The Adviser is not permitted to recoup any waived amounts at any time.

For the three and nine months ended September 30, 2020, we incurred management fees of $1.7 and $4.9 million, respectively, which are net of waived amounts, of $1.2 and $3.4 million, respectively, of which $1.7 million was payable at September 30, 2020. For the three and nine months ended September 30, 2019, we incurred management fees of $1.2 and $3.4 million, respectively, which are net of waived amounts, of $1.3 and $3.2 million respectively, of which $1.2 million was payable at September 30, 2019.

The Adviser has voluntarily waived its right to receive management fees on our investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the three and nine months ended September 30, 2020, $0.0 and $0.1 million, respectively, of management fees waived were attributable to our investment in GACP II LP. For the three and nine months ended September 30, 2019, $0.0 and $0.1 million, respectively, of management fees waived were attributable to our investment in GACP II LP. These amounts are excluded from the management fee waived amounts above.

Incentive Fee (prior to February 1, 2020)

Under the Investment Advisory Agreement, the Incentive Fee consisted of two parts. The first part, the income incentive fee, was calculated and payable quarterly in arrears and equaled (a) 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.5% per quarter (6.0% annualized) (the “Hurdle”), and a catch-up feature until the Adviser received 15% of the pre-incentive fee net investment income for the current quarter up to 1.7647% (the “Catch-up”), and (b) 15% of all remaining pre-incentive fee net investment income above the “Catch-up.”

The second part, the capital gains incentive fee, was determined and payable in arrears as of the end of each fiscal year at a rate of 15.0% of our realized capital gains, if any, on a cumulative basis from Inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

At the 2018 Annual Meeting of Stockholders, in connection with the extension of the deadline to consummate a Qualified IPO, the Adviser agreed to waive its rights under the Investment Advisory Agreement to (i) the income incentive fee and (ii) the capital gain incentive fee for the period from April 1, 2018 through February 1, 2020.

Incentive Fee (effective February 1, 2020)

Under the Amended and Restated Investment Advisory Agreement, the Incentive Fee consists of two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% per quarter (7.0% annualized) (the “Hurdle”), and a catch-up feature until the Adviser has received 17.5%, of the pre-incentive fee net investment income for the current quarter up to 2.1212% (the “Catch-up”), and (b) 17.5% of all remaining pre-incentive fee net investment income above the “Catch-up.”

In addition, under the terms of the Amended and Restated Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Once the Adviser begins to earn income incentive fees, the Adviser will voluntarily waive the income incentive fees attributable to the investment income accrued by us as a result of our investment in GACP II.

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

For the three months ended September 30, 2020 and 2019, we incurred income incentive fees of $2.1 million and $1.4 million, of which $2.1 million and $1.4 million were waived. For the nine months ended September 30, 2020 and 2019, we incurred income incentive fees of $6.3 million and $3.5 million, of which $6.3 million and $3.5 million were waived. $0 was payable at September 30, 2020 and 2019, respectively.

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

For the three and nine months ended September 30, 2020 and 2019, we accrued no incentive fee on cumulative unrealized capital appreciation.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the sub-administration agreement, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with our operations and investment activity. Professional fees increased from $0.2 million for the three months ended September 30, 2019 to $0.4 million for the three months ended September 30, 2020, while other general and administrative expenses remained unchanged at $0.7 for the three months ended September 2019 and 2020. The net increase in expenses was due to an increase in costs associated with servicing a growing investment portfolio. Professional fees increased from $0.6 million for the nine months ended September 30, 2019 to $1.1 million for the nine months ended September 30, 2020, while other general and administrative expenses increased from $1.7 million for the nine months ended September 30, 2019 to $1.8 million for the nine months ended September 30, 2020. The net increase in expenses was due to an increase in costs associated with servicing a growing investment portfolio.

Organization expenses

We agreed to repay the Adviser for initial organization costs and equity offering costs incurred prior to the commencement of our operations up to a maximum of $1.5 million on a pro rata basis over the first $350.0 million of invested capital not to exceed 3 years from the initial capital commitment on June 26, 2015. The initial 3 year term was later extended to June 30, 2019, with shareholder approval. To the extent such costs related to equity offerings, these costs were charged as a reduction of capital upon the issuance of common shares. To the extent such costs related to organization costs, these costs were expensed in the Consolidated Statements of Operations upon the issuance of common shares. The Adviser was responsible for organization and private equity offerings costs in excess of $1.5 million. During the reimbursement period which began on June 26, 2015 and expired on June 30, 2019, the Adviser had allocated to us $0.8 million of equity offering costs and $0.6 million of organization costs.

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

In order to not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. If we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax on estimated excess taxable income as such taxable income is earned. For the three months ended September 30, 2020 and 2019, we expensed an excise tax of $0.1 million and $0.0 million, respectively, of which $0.1 million and $0.0 million remained payable, respectively. For the nine months ended September 30, 2020 and 2019, we expensed an excise tax of $0.5 million and $0.0 million, respectively, of which $0.3 million and $0.0 million remained payable, respectively.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and nine months ended September 30, 2020 and 2019, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Realized losses on non-controlled and non-affiliated investments	$(0.0)	$(0.2)	(1.5)	$(0.5)
Realized gains on non-controlled and non-affiliated investments	0.0	0.1	0.4	0.1
Realized losses on foreign currency transactions	(0.0)	(0.0)	(0.3)	(0.1)
Realized gains on foreign currency transactions	0.0	0.1	0.2	—
Realized losses on non-controlled and affiliated investments	(1.8)	—	(1.8)	—
Realized gains on non-controlled and affiliated investments	1.3	—	1.3	—
Realized losses on controlled and affiliated investments	—	—	—	—
Realized gains on controlled and affiliated investments	—	—	—	—

Net realized gains (losses) on investments	$(0.5)	$(0.0)	$(1.7)	$(0.5)

Change in unrealized depreciation on non-controlled and non-affiliated investments	$—	$(6.2)	$(21.6)	$(7.3)
Change in unrealized appreciation on non-controlled and non-affiliated investments	18.2	—	0.8	4.5
Change in unrealized depreciation on foreign currency translation	(0.3)	(1.4)	(0.5)	(1.3)
Change in unrealized appreciation on foreign currency translation	0.6	0.0	0.5	0.4
Change in unrealized depreciation on non-controlled and affiliated investments	—	(0.0)	(0.4)	—
Change in unrealized appreciation on non-controlled and affiliated investments	6.2	—	15.0	0.6
Change in unrealized depreciation on controlled and affiliated investments	—	—	(5.5)	(0.7)
Change in unrealized appreciation on controlled and affiliated investments	3.4	0.0	—	—
Change in unrealized depreciation on foreign currency forwards	(1.3)	—	(0.1)	—
Change in unrealized appreciation on foreign currency forwards	—	1.2	0.7	1.5

Net unrealized appreciation (depreciation)	$26.8	$(6.4)	$(11.1)	$(2.3)
Realized loss on asset acquisition	—	—	(3.8)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	$26.3	$(6.4)	$(16.6)	$(2.8)

For the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, the change in unrealized depreciation on debt and equity investments was largely due to increased market volatility resulting from the COVID-19 pandemic and a subsequent recovery.

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

During the nine months ended September 30, 2020 and September 30, 2019, our average U.S. Dollar notional exposure to foreign currency forward contracts were $34.1 million and $21.9 million, respectively.

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

We along with Masterland had subscribed to fund and contributed the following to the Senior Loan Fund:

($ in millions)

	September 30, 2020			December 31, 2019
Member	Subscribed to fund	Contributed	Unfunded Commitment	Subscribed to fund	Contributed	Unfunded Commitment
Company	$40.0	$39.0	$1.0	$40.0	$34.0	$6.0
Masterland	40.0	39.0	1.0	40.0	34.0	6.0

Total	$80.0	$78.0	$2.0	$80.0	$68.0	$12.0

The Senior Loan Fund is capitalized pro rata with LLC equity interest as transactions are completed. The Senior Loan Fund has a revolving credit facility with Royal Bank of Canada (the “RBC Facility”), as amended, which permitted up to $300.0 million of borrowings as of September 30, 2020. Borrowings under the RBC Facility are secured by all assets of CBDC Senior Loan Sub LLC. The interest rate on the credit facility is London Interbank Offered Rate (“LIBOR”), with no LIBOR floor, plus margin, which ranges between 1.25% and 1.45% based on pricing of the pledged collateral.

Below is a summary of the Senior Loan Fund’s portfolio as of September 30, 2020 and December 31, 2019:

($ in millions)

	As of September 30, 2020	As of December 31, 2019
Total senior secured debt, at par	$291.6	$275.6
Total senior secured debt, at fair value	$278.7	$275.1
Weighted average current interest rate on senior secured debt(1)	3.4%	4.9%
Number of borrowers in the Senior Loan Fund’s portfolio	191	169
Largest loan to a single borrower	$3.5	$3.5
Senior Secured First Lien investments as a % of total investments, at fair value	100%	100.0%
United States based investments as a % of total investments, at fair value	90.7%	89.7%
Non-accrual investments as % of total investment, at cost	0.0%	0.0%
(1)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Below is selected balance sheet information for the Senior Loan Fund as of September 30, 2020 and December 31, 2019:

($ in millions)

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
Selected Balance Sheet Information:
Total investments, at fair value	$278.7	$275.1
Cash and cash equivalents	8.9	7.9
Other assets	6.2	6.7

Total assets	$293.8	$289.7

Debt (net of deferred financing costs of $0.2 and $0.2 million, respectively)	$212.8	$205.8
Other liabilities	13.1	15.0

Total liabilities	$225.9	$220.8

Members’ Capital	67.9	68.9

Total liabilities and members’ capital	$293.8	$289.7

Below is selected statements of operations information for the Senior Loan Fund for the three and nine months ended September 30, 2020 and September 30, 2019:

($ in millions)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Selected Statements of Operations Information:
Total investment income	$2.7	$3.8	$8.9	$5.9
Expenses
Interest and other debt financing costs	1.0	1.9	3.7	2.7
Professional fees	0.0	0.0	0.0	0.1
Other general and administrative expenses	0.1	0.1	0.3	0.2

Total expenses	1.1	2.0	4.0	3.0

Net investment income (loss)	1.6	1.8	4.9	2.9

Net realized gain (loss) on investments	(0.5)	0.0	(0.8)	0.1
Net change in unrealized appreciation (depreciation) on investments	7.1	0.1	(12.1)	(1.4)

Net increase (decrease) in members’ capital	$8.2	$1.9	$(8.0)	$1.6

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Adviser); (3) debt service, repayment, and other financing costs; and (4) cash distributions to the holders of our common stock. We expect to generate additional liquidity from (1) borrowings from our SPV Asset Facility, Corporate Revolving Facility, Unsecured Notes, and from other banks, lenders, or future issuances of debt and equity securities; and, (2) cash flows from operations.

As of September 30, 2020, we had $11.6 million in cash and cash equivalents and restricted cash and cash equivalents and $189.5 million of undrawn capacity on our senior unsecured notes and revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations.

We expect that the market and business disruption created by the COVID-19 pandemic will continue to impact certain aspects of our liquidity, and we are therefore continuously and critically monitoring our operating results, liquidity and anticipated capital requirements. We saw an unprecedented level of calls for revolver fundings in March and April and subsequent repayments as the markets have stabilized. High market spreads and other economic volatility resulted in significant depreciation in the valuations of our investments, particularly in the first quarter, which may adversely impact collateral eligibility and reduce the availability under our credit facilities. However, the undrawn capacity under our facilities as of September 30, 2020 is in excess of our unfunded commitments.

As of September 30, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2020. However, any continued increase in realized losses or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

It is impossible at this time to determine the full scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on our liquidity and overall performance.

Capital Share Activity

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including CCG LP, providing for the private placement of our common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, we issued 23,127,335 common shares for aggregate proceeds of $456.3 million, of which $10.0 million was from CCG LP. Proceeds from the issuances were used to fund our investing activities and for other general corporate purposes. Additionally, on January 31, 2020, we issued 5,203,016 shares in connection with the Alcentra Acquisition. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in private offering were terminated.

During the nine months ended September 30, 2020, we issued 30,128 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million. During the nine months ended September 30, 2019, we issued 52,777 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $1.0 million.

Debt

Debt consisted of the following as of September 30, 2020 and December 31, 2019:

($ in millions)

	September 30, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$228.7	$121.3	$228.7	$230.5	2.64%
Corporate Revolving Facility	200.0	156.8	43.2	156.8	148.0	2.94%
Unsecured Notes	50.0	25.0	25.0	25.0	5.7	6.63%
Internotes ®	16.4	16.4	—	16.4	21.7	6.40%

Total Debt	$616.4	$426.9	$189.5	$426.9	$405.9	3.13%

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$250.0	$220.7	$29.3	$220.7	$201.0	4.03%
Corporate Revolving Facility	200.0	104.7	95.3	104.7	74.9	4.26%

Total Debt	$450.0	$325.4	$124.6	$325.4	$275.9	4.10%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	Amount presented excludes netting of deferred financing costs.

The carrying value of our debt as of September 30, 2020 and December 31, 2019 approximates our fair value as the debt, issued at market terms, includes variable interest rates.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended (the “SPV Asset Facility”) with us as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. We consolidate CCAP SPV in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CCAP SPV. Between February 8, 2017 and March 10, 2020, we have entered into multiple amendments to the SPV Asset Facility to, among other things, increase the facility limit from $75 million to $350 million.

The maximum commitment amount under the SPV Asset Facility is $350 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) March 10, 2025 (the Facility Maturity Date) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.20% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.35% margin, which includes a 0.05% utilization fee, with no LIBOR floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. Interest is payable quarterly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

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

Unsecured Notes

On July 30, 2020, we completed a private offering of $50.0 million aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Unsecured Notes”). The Unsecured Notes have a delayed draw feature. The initial issuance of $25.0 million of Unsecured Notes closed July 30, 2020. The issuance of the remaining $25.0 of Unsecured Notes is expected to occur on or before October 28, 2020.

The Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year, commencing on January 30, 2021. As of September 30, 2020, we were in compliance with the terms of the note purchase agreement governing the Unsecured Notes.

Costs incurred in connection with issuing the Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Unsecured Notes on an effective yield basis. As of September 30, 2020 and December 31, 2019, deferred financing costs related to the Unsecured Notes were $0.5 million and $0, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, we assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. Each series of notes has been issued by a separate trust administered by U.S. Bank. As of September 30, 2020, the outstanding Internotes® bear interest at fixed interest rates ranging between 6.25% and 6.75% and offer a variety of maturities ranging between February 15, 2021 and April 15, 2022.

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, InterNotes®, Unsecured Notes, and prior corporate revolving facility for the three and nine months ended September 30, 2020 and 2019, were as follows:

($ in millions)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Borrowing interest expense	$2.9	$3.2	$10.0	$8.7
Unused facility fees	0.2	0.0	0.5	0.1
Amortization of financing costs	0.4	0.3	1.0	0.7

Total interest and credit facility expenses	$3.5	$3.5	$11.5	$9.5

Weighted average outstanding balance	$410.9	$291.5	$405.9	$259.6

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into new debt financing opportunities in addition to our existing debt. The pricing and other terms of any such opportunities would depend upon market conditions and the performance of our business, among other factors.

In accordance with applicable SEC staff guidance and interpretations, effective May 5, 2020 with shareholder approval, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

As of September 30, 2020 and December 31, 2019, our asset coverage ratio was 2.25 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

STOCK REPURCHASE PROGRAM

On January 31, 2020, we entered into a $20.0 million repurchase plan which allowed us to purchase shares in the open market any time our common stock traded below 90% of the most recently disclosed net asset value per share. The plan was subject to compliance with our liquidity, covenant, leverage and regulatory requirements. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020. On April 9, 2020, our Board of Directors unanimously approved the termination of the stock repurchase program.

For the nine months ended September 30, 2020, we repurchased 192,415 shares at an average price per share, including commissions, of $11.48.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2020 and December 31, 2019, we had aggregate unfunded commitments totaling $66.0 million and $82.7 million including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

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

Investment Valuation

We apply Financial Accounting Standards Board ASC 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board.

The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:

•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.

•	The Adviser’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

•	The Audit Committee reviews the valuations presented and recommends values for each investment to the Board.

•	The Board reviews the recommended valuations and determines the fair value of each investment.

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

During the nine months ended September 30, 2020, we recorded $0.0 million in transfers from Level 3 to Level 2 and $15.8 million in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data. During the nine months ended September 30, 2019, we recorded $18.1 million in transfers from Level 3 to Level 2 and $0.0 million in transfers from Level 2 to Level 3 due to an increase and a decrease in observable inputs in market data.

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

As of September 30, 2020, we had four portfolio companies with seven investment positions on non-accrual status, which represented 3.8% and 2.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, we had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We account for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

In order for us not to be subject to federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of our net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. We accrue excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three and nine months ended September 30, 2020, we expensed an excise tax of $0.1 and $0.5 million, respectively, of which $0.3 million remained payable. For the three and nine months ended September 30, 2019, we expensed an excise tax of $0.0 million and $0.0 million, respectively, of which $0 remained payable.

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

For the three and nine months ended September 30, 2020, we recognized a benefit/(provision) for taxes of $(0.2) million and $0.1 million, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. For the three and nine months ended September 30, 2019, we recognized a benefit/(provision) for taxes of $(0.0) million and $(0.5) million, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiaries. As of September 30, 2020 and December 31, 2019, $1.1 million and $0.9 million, respectively, was included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of September 30, 2020 and December 31, 2019, $0.8 million and $0.4 million, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. A portion of the taxable subsidiaries’ net operating loss and capital loss carryovers are subject to an annual use limitation under the Code and related regulations.

For the three and nine months ended September 30, 2020 and 2019, there were no realized gains on investments requiring a recognition of a tax provision.

We intend to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2020, we are subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. As of September 30, 2020, the percentage of 2020 income estimated as qualified interest income for tax purposes was 98.0%.

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 is elective and can be adopted between March 12, 2020 and December 31, 2022. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Recent Developments

On October 21, 2020, Crescent Capital Group LP entered into a definitive agreement with Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”), whereby (i) Sun Life would acquire a majority interest in CCG LP and receive a call option to acquire the remaining interest in CCG LP approximately five years from consummation of the transaction, and (ii) if Sun Life does not exercise such call option, CCG LP holders will have a put option to sell their remaining interests to Sun Life (the “Transaction”). Consummation of the Transaction will result in Sun Life having at least a majority indirect ownership interest in Crescent Capital Advisors, LLC, the investment adviser of Crescent Capital BDC, Inc. Upon consummation of the Transaction, key senior management of CCG LP are expected to continue to operate in the same professional capacity as prior to the Transaction. Additionally, Sun Life has advised CCG LP that it intends to purchase up to $10.0 million of our common stock over time following the consummation of the Transaction. The timing, manner, price and amount of any share purchases will be determined by Sun Life, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. Sun Life is not required to purchase any specific number of shares and it cannot be assured that any shares will be purchased by Sun Life.

If the Transaction is consummated, it will result in a change of control of CCG LP, which will result in an assignment of the current investment advisory agreement between Crescent Capital BDC, Inc. and the Adviser under the Investment Company Act of 1940. As a result, the current investment advisory agreement will terminate upon completion of the Transaction, and the stockholders will be asked to approve a new investment advisory agreement between Crescent Capital BDC, Inc. and the Adviser. All terms are expected to remain unchanged from the current investment advisory agreement, except with respect to the initial term of the agreement. The consummation of the Transaction is expected to occur in late 2020 and is subject to customary closing conditions and the receipt of any required regulatory approvals.

On October 28, 2020, we drew the remaining $25.0 million of $50.0 million 5.95% senior unsecured notes due July 30, 2023.

On November 3, 2020, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on or about January 15, 2021 to stockholders of record as of December 31, 2020.

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

As of September 30, 2020, 98.0% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$25.8	$11.6	$14.2
Up 200 basis points	$17.2	$7.7	$9.5
Up 100 basis points	$8.6	$3.9	$4.7
Down 25 basis points	$(0.4)	$(0.9)	$0.5
Down 100 basis points	$(0.4)	$(0.9)	$0.5

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2020, we had £9.1 million, €16.1 million and CAD $10.6 million notional exposure to foreign currency forward contracts related to investments totaling £9.4 million, €16.7 million and CAD $11.6 million of par value.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19.” COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of September 30, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at September 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, our Adviser instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended period of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

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

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in us is subject to an elevated degree of risk as compared to other market environments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On January 31, 2020, we entered into a $20.0 million repurchase plan which allowed us to purchase shares in the open market any time our common stock traded below 90% of the most recently disclosed net asset value per share. The plan was subject to compliance with our liquidity, covenant, leverage and regulatory requirements. Pursuant to the terms of the repurchase plan, repurchases began on March 2, 2020. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We have retired all such shares of common stock that we purchased in connection with the stock repurchase program. On April 9, 2020, our Board of Directors unanimously approved the termination of our stock repurchase program.

The following table presents information with respect to our stock repurchase program during the three and nine months ended September 30, 2020.

($ in millions except per share price)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020		Nine months ended September 30, 2019
Dollar amount repurchased	$—	$—	$2.2		$—
Shares repurchased	—	—	192,415		—
Average price per share including commission	$—	$—	11.48		$—
Weighted average discount to net asset value	—	—	40.89	%(1)	—

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Issuer purchases of equity securities

The following table provides information regarding purchases of our common shares in connection with the stock repurchase plan for each month in the nine month period ended September 30, 2020:

($ in millions except per share price)

Period	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2020	$—	—	$—
February 2020	—	—	—
March 2020	11.82	159,228	14.6
April 2020	9.83	33,187	14.3
May 2020	—	—	—
June 2020	—	—	—
July 2020	—	—	—
August 2020	—	—	—
September 2020	—	—	—

Total	$11.48	192,415	$14.3

(1)

The $20.0 million maximum repurchase amount has been subsequently reduced by $3.5 million provided for under Rule 10b5-1 plans entered into by our affiliates with respect to the common stock for a similar time period at the same price.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Quarterly Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements on page F-1 of this quarterly report on Form 10-Q.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

3.	Exhibits—The following is a list of all exhibits filed as a part of this quarterly report on Form 10-Q, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

4.2	Form of Base Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 3, 2020).

4.3	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 3, 2020).

4.4	Form of First Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 3, 2020).

4.5	Form of Global Note relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture) (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on February 3, 2020).

4.6	Form of Seventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on February 3, 2020).

4.7	Form of Global Note relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K filed on February 3, 2020).

4.8	Form of Eighth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (incorporated by reference to Exhibit 4.77 to the Company’s Form 8-K filed on February 3, 2020).

4.9	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2020 (included as Exhibit A to the Form of Eighth Supplemental Indenture) (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed on February 3, 2020).

4.10	Form of Ninth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K filed on February 3, 2020).

4.11	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2020 (included as Exhibit A to the Form of Ninth Supplemental Indenture) (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K filed on February 3, 2020).

4.12	Form of Tenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K filed on February 3, 2020).

4.13	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture) (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K filed on February 3, 2020).

4.14	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.13 to the Company’s Form 8-K filed on February 3, 2020).

4.15	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture) (incorporated by reference to Exhibit 4.14 to the Company’s Form 8-K filed on February 3, 2020).

4.16	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.15 to the Company’s Form 8-K filed on February 3, 2020).

4.17	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture) (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K filed on February 3, 202)).

4.18	Form of Thirteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K filed on February 3, 2020).

4.19	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Thirteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.18 to the Company’s Form 8-K filed on February 3, 2020)).

4.20	Form of Fourteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.19 to the Company’s Form 8-K filed on February 3, 2020).

4.21	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fourteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.20 to the Company’s Form 8-K filed on February 3, 2020).

4.22	Form of Fifteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.21 to the Company’s Form 8-K filed on February 3, 2020).

4.23	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fifteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.22 to the Company’s Form 8-K filed on February 3, 2020).

4.24	Form of Sixteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.23 to the Company’s Form 8-K filed on February 3, 2020).

4.25	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Sixteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.24 to the Company’s Form 8-K filed on February 3, 2020).

4.26	Form of Seventeenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.25 to the Company’s Form 8-K filed on February 3, 2020).

4.27	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Seventeenth Supplemental Indenture) (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K filed on February 3, 2020).

4.28	Form of Eighteenth Supplemental Indenture relating to the Alcentra Capital® Internotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Company’s Form 8-K filed on February 3, 2020).

4.29	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Eighteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.28 to the Company’s Form 8-K filed on February 3, 2020).

4.30	Form of Nineteenth Supplemental Indenture by and among Alcentra Capital Corporation, the Company and U.S. Bank National Association relating to the assumption of the Alcentra Capital InterNotes® (incorporated by reference to Exhibit 4.29 to the Company’s Form 8-K filed on February 3, 2020).

4.31	Description of Securities (incorporated by reference to Exhibit 4.31 to the Company’s current report on Form 10-K filed on March 4, 2020).

4.32	Dividend Reinvestment Plan, effective as of June 26, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on June 4, 2020).

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and CCG LP (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-Q (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-K (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-K (File No. 000-55380) filed on June 5, 2015).

10.9	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-K (File No. 000-55380) filed on June 5, 2015).

10.10	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.11	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.12	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

10.13	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q, filed on May 10, 2019)

10.14	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

10.15	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.16	Second Amendment to Revolving Credit Agreement, dated June 13, 2019, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 13, 2019).

10.17	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.18	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020)

10.19	Second Amendment to the Loan and Security Agreement, dated July 14, 2020, by and among the Company, as the Borrower, and certain banks and other financial institutions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-Q, filed on August 10, 2020).

10.20	Master Note Purchase Agreement, dated July 30, 2020, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on March 4, 2020).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: November 4, 2020	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 4, 2020	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer