Form 10-K
period 2020-12-31
Crescent Capital BDC, Inc.
filed 2021-02-24
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, was $200.9 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at February 24, 2021 was 28,167,360

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

CRESCENT CAPITAL BDC, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FOR

YEAR ENDED DECEMBER 31, 2020

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

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	potential fluctuation in quarterly operating results;

•	potential impact of economic recessions or downturns;

•	adverse developments in the credit markets;

•	regulations governing our operation as a business development company;

•	operation in a highly competitive market for investment opportunities;

•	changes in interest rates may affect our cost of capital and net investment income;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	financing investments with borrowed money;

•	potential adverse effects of price declines and illiquidity in the corporate debt markets;

•	the impact of COVID-19 on our portfolio companies and the markets in which they operate, interest rates and the economy in general;

•	lack of liquidity in investments;

•	the outcome and impact of any litigation;

•	the timing, form and amount of any dividend distributions;

•	risks regarding distributions;

•	potential adverse effects of new or modified laws and regulations;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	potential resignation of the Adviser and or the Administrator;

•	uncertainty as to the value of certain portfolio investments;

•	defaults by portfolio companies;

•	our ability to successfully complete and integrate any acquisitions;

•	risks associated with original issue discount (“OID”) and payment-in-kind (“PIK”) interest income; and

•	the market price of our common stock may fluctuate significantly.

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

SUMMARY OF RISK FACTORS

The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in “Item 1A. Risk Factors.” This summary should be read in conjunction with “Item 1A. Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Relating to the COVID-19 pandemic

•

Global economic, political and market conditions caused by the current public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

Risks Relating to our Business and Structure

•	We have a limited operating history and are dependent upon Crescent and key personnel of Crescent and the Adviser.

•	We may not replicate the historical results achieved by Crescent.

•

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

•

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

•	Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

•

The Adviser, the investment committee of the Adviser, Crescent and their affiliates, officers, directors and employees may face certain conflicts of interest. Conflicts of interest may be created by the valuation process for certain portfolio holdings. Conflicts may arise related to other arrangements with Crescent and the Adviser and other affiliates.

•	Crescent’s principals and employees, the Adviser or their affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

•	Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with our stockholders’ interests and may induce the Adviser to make speculative investments.

•

Our Investment Advisory Agreement was negotiated with the Adviser and the Administration Agreement was negotiated with the Administrator, which are both our related parties. The Adviser has limited liability and is entitled to indemnification under the Investment Advisory Agreement.

•

We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives. Our ability to enter into transactions with our affiliates is restricted. Our ability to sell or otherwise exit investments also invested in by other Crescent investment vehicles is restricted.

•

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

•

We may need to raise additional capital. Regulations governing our operation as a BDC affect our ability to, and the way in which we may, raise additional capital. Certain investors are limited in their ability to make significant investments in us.

•	Our business could be adversely affected in the event we default under our existing credit facilities or any future credit or other borrowing facility.

•

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increases the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

•

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

•	We are and may be subject to restrictions under our credit facilities and any future credit or other borrowing facility that could adversely impact our business.

•	We may be the target of litigation.

•

There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

•	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

•	The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

•	We may experience fluctuations in our quarterly operating results.

•	New or modified laws or regulations governing our operations may adversely affect our business.

•	The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

•	Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

•

The Adviser and the Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in operations that could adversely affect our financial condition, business and results of operations.

•

We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt its business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

•

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships.

•

We and the Adviser are subject to regulations and SEC oversight. If we or the Adviser fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

•	We are subject to risks related to corporate social responsibility.

Risks Relating to Our Investments

•

We may hold the debt securities of leveraged companies. Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results. Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

•	We typically invest in middle-market companies, which involves higher risk than investments in large companies.

•	The due diligence process that the Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

•

The lack of liquidity in our investments may adversely affect our business. We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations. Our subordinated investments may be subject to greater risk than investments that are not similarly subordinated.

•	Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing NAV through increased net unrealized depreciation.

•	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

•	The disposition of our investments may result in contingent liabilities.

•	We will be subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity.

•	We may be subject to risks under hedging transactions and may become subject to risk if it invests in non-U.S. securities.

•	We may not realize anticipated gains on the equity interests in which it invests.

•

Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash. You may receive shares of our Common Stock as dividends, which could result in adverse tax consequences to you.

•	Changes in healthcare laws and other regulations applicable to some of our portfolio companies businesses may constrain their ability to offer their products and services.

•

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

•	We may be unable to realize the benefits anticipated by the Alcentra Acquisition, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

Risks Relating to Our Common Stock

•

The market price of our Common Stock may fluctuate significantly. Our shares of Common Stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

•	Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

•	Provisions of the Maryland General Corporation Law and of the Charter and the Bylaws could deter takeover attempts and have an adverse effect on the price of our Common Stock.

•

The Charter imposes certain restrictions on transfer of the our Common Stock held by our stockholders prior to the consummation of the Alcentra Acquisition in addition to those otherwise imposed by applicable law or by contract.

•

Our Charter designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

•	We will incur significant costs as a result of our listing on NASDAQ.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “CCAP,” “we,” “us,” “our,” and “the Company” refer to Crescent Capital BDC, Inc. The term “Adviser” refers to Crescent Cap Advisors, LLC, a Delaware limited liability company. The term “Administrator” refers to CCAP Administration, LLC, a Delaware limited liability company. The term “Crescent” refers to Crescent Capital Group LP and its affiliates.

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

We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

We are managed by our investment adviser, Crescent Cap Advisors, LLC (the “Adviser”, and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the SEC under the 1940 Act. Our administrator, CCAP Administration LLC (the “Administrator”, and formerly, CBDC Administration, LLC) provides the administrative services necessary for us to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator along with our Board. The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of five directors, four of whom are independent.

Our primary investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments. We seek to achieve our investment objectives by investing primarily in secured debt (including senior secured first lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, we may from time to time invest in more liquid broadly syndicated loans and bonds to complement our private credit transactions.

Our investment objective is accomplished through:

•	accessing the origination channels that have been developed and established by Crescent;

•

originating investments in what we believe to be middle-market companies with strong business fundamentals, generally controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts;

•	applying Crescent’s underwriting standards; and

•	leveraging Crescent’s experience and resources to monitor our investments.

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

We have formed or acquired wholly owned subsidiaries that are structured as tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. We have also formed a special purpose vehicle that holds certain debt investments in connection with a credit facility. These corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

We may borrow money from time to time within the levels permitted by the 1940 Act (up to 150% of asset coverage requirement). In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are subject to risks associated with the current interest rate environment, and to the extent we use debt to finance our investments, changes in interest rates may affect our cost of capital and net investment income. Further, changes in LIBOR or its discontinuation may adversely affect the value of LIBOR-indexed securities, loans, and other financial obligations or extensions of credit in our portfolio.”

The Investment Adviser

The Adviser, a Delaware limited liability company and an affiliate of Crescent, acts as our investment adviser. The Adviser is a registered investment adviser under the Advisers Act. Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Crescent, pursuant to which Crescent provides the Adviser with experienced investment professionals (including the members of the Adviser’s investment committee) and access to Crescent’s resources so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser capitalizes on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Crescent’s investment professionals.

About Crescent

Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed Crescent, an employee-owned, registered investment adviser. With its headquarters in Los Angeles, Crescent has over 180 employees based in four offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

The Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of five members, four of whom are not “interested persons” of CCAP, the Adviser, the Administrator or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of our Board. Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly determinations of the fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

Investment Strategy

We follow Crescent’s approach to investing, which is based upon fundamental credit research and risk analysis. This approach reflects Crescent’s view that the cornerstone of successful investing is fundamental credit analysis.

Specifically, we pursue an investment strategy targeting companies primarily in the middle-market. We believe that the middle-market is attractive as a result of the lack of available lending sources to smaller companies. We believe many financing providers have chosen to focus on large corporate clients and managing capital markets transactions rather than lending to middle-market businesses. Further, many financial institutions and traditional lenders are faced with constrained balance sheets. We also believe hedge funds and collateralized debt obligation/collateralized loan obligation managers are less likely to pursue investment opportunities in our target market as a result of reduced liquidity for new investments. Specifically, Crescent’s sourcing platform should enable it, on our behalf and through our Adviser, to identify and invest in creditworthy borrowers. In addition, to take advantage of investment opportunities in middle-market companies that are identified for us by Crescent, we may invest alongside other pools of capital, including bank debt, high-yield and mezzanine funds managed by Crescent. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of certain conflicts of interest of Crescent and certain limitations on our ability to co-invest with other accounts advised by Crescent.

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

“Second lien” investments are loans with a second priority lien on all existing and future assets of the portfolio company. The security interest ranks below the security interests of any first lien and unitranche first lien lenders in those assets.

“Mezzanine” or “unsecured debt” investments are loans that generally rank senior to a borrower’s equity securities and junior in right of payment to such borrower’s other senior indebtedness.

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

Our business model is focused on the direct origination of loans to middle-market companies. The companies in which we invest use our capital to support organic growth, acquisitions, market or product expansion and recapitalizations. We expect to generate revenues primarily in the form of interest income from debt investments, dividend income from direct equity investments, capital gains on the sales of debt and equity securities and various loan origination and other fees.

We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, we may from time to time invest in more liquid broadly syndicated loans and bonds to complement our private credit transactions. In addition, and because we often receive more attractive financing terms on broadly syndicated loans and bonds than we do on our less liquid assets, we are able to leverage the broadly syndicated portfolio in such a way that can maximize the levered return potential of our portfolio.

Investment Decision Process

Through Crescent’s resources, the Adviser has access to origination capabilities and research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Over the years, Crescent has designed its investment process to seek investments which it believes have the most attractive risk/reward characteristics. The process involves multiple levels of review and is coordinated in an effort to identify risks in potential investments. Our Adviser applies

Crescent’s expertise to screen our investment opportunities as described below. Depending on the type of investment and the borrower, the Adviser may apply all or some of these levels of review, in its discretion. Based upon a favorable outcome of the diligence process described below, our Adviser’s investment committee will make a final decision on such investment and such investment will only be funded after approval by the Adviser’s investment committee.

Private Credit Originations: New private credit investment opportunities are initially reviewed by a Crescent senior investment professional to determine whether additional consideration is warranted. Factors influencing this decision include fundamental business considerations, including borrower industry, borrower financial leverage and cash flows and quality of management as well as private equity sponsor involvement (if any). In the event of an initial positive review, potential investments are further reviewed with senior and junior investment professionals. If the team agrees on the fundamental attractiveness of the investment, the review phase proceeds with preliminary due diligence and financial analyses. At this point, Crescent utilizes its credit analysis methodology to outline credit and operating statistics and identify key business characteristics and risks through available diligence materials in addition to dialogue with company management and the proposed private equity sponsor (if any). Following this analysis, Crescent considers an initial structure and pricing proposal for the investment and preliminarily informs the broader investment team of such proposal.

After satisfactory preliminary analysis and review, further due diligence continues, including completion of credit analysis, on-site due diligence (if deemed necessary), visits and meetings with management, and could include consultation with third-party experts. The credit analysis is a detailed, bottom-up analysis on the proposed portfolio company that generally includes an assessment of its industry, market, competition, products, services, management and the equity sponsor or owner. Detailed financial analysis is also performed at this stage with a focus on historical financial results. Projected financial information developed by the proposed portfolio company is analyzed and sensitized based upon the portfolio company’s historical results and assessment of the portfolio company’s future prospects. The sensitivity analysis highlights the variability of revenues and earnings, “worst case” debt service coverage and available sources of liquidity. As part of the overall evaluation, comparisons are made to similar companies to help assess a portfolio company’s asset and enterprise value coverage of debt, interest servicing capacity and competitive strength within its industry and market. Additionally during this stage, Crescent typically works with the management of the proposed portfolio company and its other capital providers to develop the structure of an investment, including negotiating among these parties on how the investment is expected to perform relative to the other forms of capital in its capital structure.

Syndicated Investments: For syndicated investments, Crescent seeks to pursue an investment process based upon evaluation of the credit fundamentals of issuers. The foundation of this process is the “bottom-up” credit research process that Crescent employs across multiple strategies. In selecting investments, Crescent’s investment professionals perform comprehensive analysis of credit worthiness, including an assessment of the business, an evaluation of management, an analysis of business strategy and industry trends, an examination of financial results and projections and a review of the security’s proposed terms. Credit research is a critical component of the investment process. In selecting investments, Crescent’s respective portfolio management teams analyze opportunities with an emphasis on principal preservation (i.e., an issuer’s ability to service its debt and maintain cash flow).

Investment Funding

Upon completion of the investment decision process described above, the investment team working on an investment delivers a memorandum to the Adviser’s investment committee. Once an investment has been approved by the investment committee, the Adviser moves through a series of steps with the respective investment team towards negotiation of final documentation.

Investment Monitoring

The Adviser monitors our portfolio companies on an ongoing basis by monitoring the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. We consider board observation rights, where appropriate, regular dialogue with company management and equity sponsors and detailed internally generated monitoring reports to be critical to our performance. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

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

5

Involves an investment/borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since investment. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and the fair market value of the loan are generally reduced to the anticipated recovery amount. Loans with an investment rating of 5 are generally placed on non-accrual status.

Investment Advisory Agreement

On June 2, 2015, we entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by our stockholders on January 29, 2020 in connection with the Alcentra Acquisition resulting in the change of certain terms. Subsequently on December 17, 2020 in connection with the Sun Life Transaction, the Amended and Restated Investment Advisory Agreement was re-approved by our stockholders resulting in no substantive changes to the terms. Under the terms of the Amended and Restated Investment Advisory Agreement, the Adviser provides investment advisory services to us and our portfolio investments. The Adviser’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Advisory Agreements, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.”

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

Our Board monitors the mix and performance of our investments over time and will seek to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

Term

The Investment Advisory Agreement has been unanimously approved by the Board. Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect until January 5, 2023 and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment (as defined in the 1940 Act). The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—We are dependent upon key personnel of Crescent and the Adviser.”

Indemnification

Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. The Adviser will not be responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including, without limitation, the Administrator, and any person controlling or controlled by the Adviser will not be liable to us, any of our subsidiaries, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. The Investment Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement constitutes a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.

Administration Agreement

On June 2, 2015, we entered into the Administration Agreement with the Administrator, as amended and restated on February 1, 2020. Under the terms of the Administration Agreement, the Administrator provides administrative services. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director receives any compensation for his or her services as a director. However, we reimburse the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to our compliance professionals, legal counsel, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

On June 5, 2015, we entered into sub-administration agreement with State Street Bank and Trust Company (“SST”) to perform certain administrative, custodian and other services. The sub-administration agreement with SST had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by us or SST. We do not reimburse the Administrator for any services for which we pay a separate sub-administrator and custodian fee to SST.

The Administration Agreement has been approved by our Board. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Dependence Upon Key Personnel of Crescent.”

License Agreement

We have entered into a license agreement with Crescent under which Crescent granted us a non-exclusive, royalty-free license to use the name “Crescent Capital”.

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

We expect to use the expertise of Crescent’s investment professionals to which we will have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of Crescent’s senior members will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to our Business and Structure — We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.”

Fees and Expenses

Our primary operating expenses include the payment of management fees and incentive fees to the Adviser under the Investment Advisory Agreement, as amended, our allocable portion of overhead expenses under the Administration Agreement, operating costs associated with our sub-administration agreement with State Street Bank and Trust Company and other operating costs described below. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

Capital Resources and Borrowings

We anticipate cash to be generated from future offerings of securities, and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

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

Resource Sharing Agreement

We do not currently have any employees. We depend on the diligence, skill and network of business contacts of the investment professionals of the Adviser to achieve our investment objective. The Adviser is an affiliate of Crescent and depends upon access to the investment professionals and other resources of Crescent and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. The Adviser also depends upon Crescent to obtain access to deal flow generated by Crescent’s investment professionals and its affiliates. Each of our officers will also be an employee of the Adviser, Crescent or its affiliates.

Pursuant to its Resource Sharing Agreement with Crescent, the Adviser will have access to the individuals who comprise our Adviser’s investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Adviser’s investment team. The Adviser may hire additional investment professionals to provide services to us, based upon its needs.

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

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. In particular, under the provisions of the 1940 Act, BDCs are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On March 3, 2020, our Board of Directors approved, and on May 4, 2020, at an annual meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 4, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (i.e., we are permitted to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us) in order to incur debt or issue preferred stock (which we refer to collectively as “senior securities”).

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

Monitoring Investments

In most cases, we will not have board influence over portfolio companies. In some instances, the Adviser’s investment professionals may obtain board representation or observation rights in conjunction with our investments. In conjunction with our Adviser’s investment committee and our Board, the Adviser will take an active approach in monitoring all investments, which includes reviews of financial performance on at least a quarterly basis and may include discussions with management and/or the equity sponsor. The monitoring process will begin with structuring terms and conditions which require the timely delivery and access to critical financial and business information regarding portfolio companies.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. See “Item I. Certain U.S. Federal Income Tax Consequences—Election to be Taxed as a RIC.” Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, as amended, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common stockholders (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint directors to the board of directors.

Code of Ethics

As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Adviser have adopted codes of ethics which apply to, among others, our and our Adviser’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as our Adviser’s officers, directors and employees. Our codes of ethics generally will not permit investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

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

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

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

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser votes all proxies based upon the guiding principle of seeking to maximize the ultimate long-term economic value of our stockholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. The Adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although the Adviser generally votes against proposals that may have a negative impact on our portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by our Adviser’s investment committee. To ensure that the vote is not the product of a conflict of interest, the Adviser will require that: (1) anyone involved in the decision making process disclose to our Adviser’s investment committee, and disinterested directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Reporting Obligations

We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains a website (www.sec.gov) that contains such information.

Election to be Taxed as a RIC

We qualify and intend to continue to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending on December 31, 2015. As a RIC, we generally do not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute to our stockholders as dividends. Rather, dividends we distribute generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally do not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “ —Taxation of U.S. Stockholders” and “ —Taxation of Non-U.S. Stockholders” below.

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

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock. See “ —Taxation of Stockholders” below for a discussion of the tax consequences to stockholders upon receipt of such dividends.

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

Risks Relating to the COVID-19 pandemic

Global economic, political and market conditions caused by the current public health crisis have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States. In an attempt to slow the spread of the coronavirus, governments around the world, including the United States, placed restrictions on travel, issued stay at home” orders and ordered the temporary closure of certain businesses, such as factories and retail stores. Such restrictions and closures impacted supply chains, consumer demand and/or the operations of many businesses. As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus pandemic and the long-term effects on the U.S. and global financial markets.

Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held and, if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the restrictions and closures and related market conditions resulted in, and if re-imposed in the future, could further result in certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies. The financial results of middle-market companies, like those in which we invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increased health and safety expenses, payroll costs and other operating expenses.

In December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.

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

We are dependent upon key personnel of Crescent and the Adviser.

We do not have any internal management capacity or employees. Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the diligence, skill and network of business contacts of Crescent’s senior professionals. We expect that these senior professionals will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our Investment Advisory Agreement. We can offer no assurance, however, that Crescent’s senior professionals will continue to provide investment advice to us. If these individuals do not maintain their employment or other relationships with Crescent and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

The Adviser is an affiliate of Crescent and will depend upon access to the investment professionals and Crescent’s other resources to fulfill its obligations to us under the Investment Advisory Agreement. The Adviser will also depend upon such investment professionals to obtain access to deal flow generated by Crescent. Under a Resource Sharing Agreement, Crescent has agreed to provide the Adviser with the experienced investment professionals necessary to fulfill its obligations under the Investment Advisory Agreement. The Resource Sharing Agreement provides that Crescent will make available to the Adviser experienced investment professionals and access to Crescent’s resources for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. Although we are a third-party beneficiary of the Resource Sharing Agreement, it may be terminated by either party on 60 days’ notice. We cannot assure investors that Crescent will fulfill its obligations under the agreement. We cannot assure investors that the Adviser will enforce the Resource Sharing Agreement if Crescent fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to Crescent’s investment professionals and its affiliates or their information and deal flow.

Crescent’s and the Adviser’s investment professionals, which are currently composed of the same personnel, have substantial responsibilities in connection with the management of other Crescent clients. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment.

The Adviser’s investment committee, which provides oversight over our investment activities, is provided to us by the Adviser under the Investment Advisory Agreement. The loss of any member of the Adviser’s investment committee or of Crescent’s other senior professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Further, we depend upon Crescent to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Crescent fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s senior professionals have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities in the future.

We may not replicate the historical results achieved by Crescent.

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the Adviser’s investment committee or by Crescent. Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate our own historical performance, the historical success of Crescent or the historical performance of investment funds, accounts or other investment vehicles that are or have been managed by members of the Adviser’s investment committee or by Crescent or its employees, and we caution investors that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that the Adviser will be able to continue to implement our investment objectives with the same degree of success that it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

We depend on Crescent to manage our business effectively.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on Crescent’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon Crescent’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Crescent’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During any such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if any, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions that will apply to us as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value (“NAV”) without first obtaining approval for such issuance from our stockholders and independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, as amended, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if any, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate change and global health epidemics (including the COVID-19), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

The Adviser, the investment committee of the Adviser, Crescent and their affiliates, officers, directors and employees may face certain conflicts of interest.

As a result of our arrangements with Crescent, the Adviser and the Adviser’s investment committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

The members of the Adviser’s investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Crescent and/or its affiliates. Similarly, Crescent and its affiliates may have other clients with similar, different or competing investment objectives.

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or which may be adverse to the interests of, us or our stockholders. For example, Crescent has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by Crescent and its affiliates, for capital and investment opportunities. As a result, members of the Adviser’s investment committee who are affiliated with Crescent will face conflicts in the allocation of investment opportunities among us, and other investment funds, accounts and investment vehicles managed by Crescent and its affiliates and may make certain investments that are appropriate for us but for which we receive a relatively small allocation or no allocation at all. Crescent intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time and we may not be given the opportunity to participate in investments made by investment funds managed by Crescent or its affiliates. We expect that Crescent and the Adviser will agree with our Board that, subject to applicable law, allocations among us and other investment funds, accounts and investment vehicles managed by Crescent will generally be made based on capital available for investment in the asset class being allocated and the respective governing documents of such investment funds, accounts and investment vehicles. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or as imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Crescent’s principals and employees, the Adviser or their affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Crescent’s executive officers and directors, principals and other employees, including members of the Adviser’s investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf and may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, Crescent’s policies or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with Crescent that might benefit from such information, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with our stockholders’ interests and may induce the Adviser to make speculative investments.

In the course of our investing activities, we will pay management and incentive fees to the Adviser. We have entered into the Investment Advisory Agreement with the Adviser that provides that these fees are based on the value of our gross assets (which includes assets purchased with borrowed amounts or other forms of leverage but excludes cash and cash equivalents), instead of net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, including the costs of leverage, resulting in a lower rate of return than one might achieve if distributions were made on a gross basis. Because our management fees are based on the value of our gross assets, incurrence of debt or the use of leverage will increase the management fees due to the Adviser. As such, the Adviser may have an incentive to use leverage to make additional investments. In addition, as additional leverage would magnify positive returns, if any, on our portfolio, the incentive fee would become payable to the Adviser (i.e., exceed the Hurdle Amount (as defined herein under the heading “Incentive Fee”)) at a lower average return on our portfolio. Thus, if we incur additional leverage, the Adviser may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in the performance of our portfolio.

Additionally, under the incentive fee structure, the Adviser may benefit when capital gains are recognized and, because the Adviser will determine when to sell a holding, the Adviser will control the timing of the recognition of such capital gains. As a result of these arrangements, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. Furthermore, there is a risk the Adviser will make more speculative investments in an effort to receive this payment. PIK interest and OID would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our assets under management and would make it easier for the Adviser to surpass the Hurdle Amount and increase the amount of incentive fees payable to the Adviser.

The part of the incentive fee payable to the Adviser relating to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Adviser to the extent that it encourages the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under the Investment Advisory Agreement, the Adviser is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receives in cash the deferred income that was previously accrued.

Our Board is charged with protecting our interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its services and compensation. While our Board is not expected to review or approve each investment decision or incurrence of leverage, our independent directors will periodically review the Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether the Adviser’s fees and expenses (including those related to leverage) remain appropriate.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent it so invests, bear its ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to the Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of the Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Conflicts of interest may be created by the valuation process for certain portfolio holdings.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described below in “—The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of our Board has an indirect pecuniary interest in the Adviser. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by certain members of the our Board, could result in a conflict of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

Conflicts may arise related to other arrangements with Crescent and the Adviser and other affiliates.

We have entered into a license agreement with Crescent under which Crescent has agreed to grant us a non-exclusive, royalty-free license to use the name “Crescent Capital.” In addition, the Administration Agreement with the Administrator, an affiliate of Crescent, requires we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, the Adviser has entered into a Resource Sharing Agreement with Crescent pursuant to which Crescent provides the Adviser with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. These agreements create conflicts of interest that the independent members of our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Crescent from licensing or transferring the ownership of the “Crescent Capital” name to third parties, some of whom may compete against us. Consequently, it will be unable to prevent any damage to goodwill that may occur as a result of the activities of Crescent or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Crescent Capital” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill it may have generated and otherwise harm its business.

Our Investment Advisory Agreement was negotiated with the Adviser and the Administration Agreement was negotiated with the Administrator, which are both our related parties.

The Investment Advisory Agreement, and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Adviser, may not be as favorable to us as if they had been negotiated exclusively with an unaffiliated third party. In addition, we may desire not to enforce, or to enforce less vigorously, its rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Adviser, the Administrator and their respective affiliates. Any such decision, however, could breach our fiduciary obligations to its stockholders.

The Adviser has limited liability and is entitled to indemnification under the Investment Advisory Agreement.

Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. The Adviser will not be responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including, without limitation, its general partner and the Administrator, and any person controlling or controlled by the Adviser will not be liable to us, any of our subsidiaries, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including, without limitation, its general partner and the Administrator, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than the Adviser would when acting for its own account.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. We consider the Adviser and its affiliates, including Crescent, to be our affiliates for such purposes. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. We consider the Adviser and its affiliates, including Crescent, to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.

We may, however, invest alongside Crescent’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Crescent, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside Crescent’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations or exemptive orders and Crescent’s allocation policy. If the Company is prohibited by applicable law from investing alongside Crescent’s investment funds, accounts and investment vehicles with respect to an investment opportunity, we may not be able to participate in such investment opportunity. This allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by Crescent and its affiliates will generally be made pro rata based on capital available for investment, as determined, in our case, by our Board as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by Crescent. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by Crescent is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of Crescent’s clients, subject to the limitations described in the preceding paragraph, Crescent will need to decide which client will proceed with the investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

We, the Adviser and Crescent have been granted exemptive relief from the SEC which permits greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Crescent in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Crescent may afford us additional investment opportunities and an ability to achieve a more varied portfolio. Accordingly, our exemptive order permits us to invest with investment funds, accounts and investment vehicles managed by Crescent in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. The exemptive relief permitting co-investment transactions generally applies only if our independent directors and directors who have no financial interest in such transaction review and approve in advance each co-investment transaction.

Our ability to sell or otherwise exit investments also invested in by other Crescent investment vehicles is restricted.

We may be considered affiliates with respect to certain of our portfolio companies because our affiliates, which may include certain investment funds, accounts or investment vehicles managed by Crescent, also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited. We intend to seek exemptive relief in relation to certain joint transactions; however, there is no assurance that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

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

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Crescent. Although Crescent will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation. See —“The Adviser, the investment committee of the Adviser, Crescent and their affiliates, officers, directors and employees may face certain conflicts of interest.”

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, as amended, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of its indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions we are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire shares of our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). We do not currently have authorization from our stockholders to issue our common stock at a price below the then-current NAV per share.

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

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

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

We may retain some income and capital gains in the future, including for purposes of providing additional liquidity, which amounts would be subject to the 4% U.S. federal excise tax. In that event, we will be liable for the tax on the amount by which it does not meet the foregoing distribution requirement. See Item 1(c). Description of Business—Regulation as a Business Development Company—Taxation as a RIC.”

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

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we have borrowed from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our credit facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

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

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when we are otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure stockholders that we will be able to obtain credit at all or on terms acceptable to it.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee of the Federal Reserve Board, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether this or any other alternative reference rates will attain market acceptance as replacements for LIBOR. The unavailability of LIBOR presents risks to us, including the risk that any pricing or adjustments to our investments resulting from a substitute reference rate may adversely affect our performance or NAV. If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income, which could make it easier for us to meet or exceed the Hurdle Amount and, as a result, increase the in incentive fees payable to the Adviser.

It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard. In anticipation of the cessation of LIBOR, we may need to renegotiate credit facilities and any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.

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

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail our self of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the strategies and plans set forth therein and may shift our investment focus from the areas of Crescent’s expertise to other types of investments in which Crescent may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investor’s investment. If we invest in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or may determine to operate subject to CFTC regulation, if applicable. If we or the Adviser were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

On March 23, 2018, the SBCAA was signed into law. The SBCAA, among other things, modified the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to a BDC from 200% to 150% subject to certain approval, time and disclosure requirements.

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

On January 20, 2021, Mr. Joseph R. Biden was inaugurated as President of the United States. As a candidate, President Biden called for significant policy changes and the reversal of several of the prior presidential administration’s policies, including significant changes to U.S. fiscal, tax, trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.

Further, there has been increasing commentary amongst regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of so called “shadow banking” (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). We are an entity outside the regulated banking system and certain of our activities may be argued to fall within this definition and, in consequence, may be subject to regulatory developments. As a result, we and the Adviser could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render our continued operation unviable and lead to our premature termination or restructuring.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

On January 31, 2020, the United Kingdom (“UK”) officially withdrew from the European Union (“EU”) and the two sides entered into a transition phase, where the UK effectively remained in the EU from an economic perspective, but no longer had any political representation in the EU parliament. The transition period concluded on December 31, 2020, and EU law no longer applies in the UK.

On December 30, 2020, the UK and the EU signed an EU-UK Trade and Cooperation Agreement (“UK/EU Trade Agreement”), which went into effect on January 1, 2021 and sets out the foundation of the economic and legal framework for trade between the UK and the EU. As the UK/EU Trade Agreement is a new legal framework, the implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the UK and wider European markets. The UK’s exit from the EU is expected to result in additional trade costs and disruptions in this trading relationship. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the UK’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the UK or Europe.

In addition to the effects on our investments in European issuers, the unavoidable uncertainties and events related to Brexit could negatively affect the value and liquidity of the our other investments, increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as the new relationship between the UK and EU is further defined and as the UK determines which EU laws to replace or replicate. In addition, Brexit could lead to further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the EU and which are based in the UK, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Brexit. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the Company’s business, results of operations and financial condition.

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

The Adviser and the Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right under the Investment Advisory Agreement to resign as our investment adviser at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, the Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser or the Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and the Administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with Crescent, including the use of its communication and information systems, insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by Crescent, and we would be required to change our name, which may have a material adverse impact on its operations.

We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt its business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

Our business is highly dependent on Crescent’s communications and information systems, to which we have access through the Administrator. In addition, certain of these systems are provided to Crescent by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our Common Stock and its ability to pay dividends to its stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to it by third-party service providers. We, the Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

We and the Adviser are subject to regulations and SEC oversight. If we or the Adviser fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

As a BDC, we are subject to a portion of the 1940 Act. In addition, we have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that we will achieve the same results as other vehicles managed by Crescent and/or the Adviser.

However, if we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

In addition to these and other requirements applicable to us, the Adviser is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or the Adviser operates, it could adversely affect our business.

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we will rely on the ability of Crescent’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on its investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

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

The due diligence process that the Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

The Adviser’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, the Adviser will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of the Adviser’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we and the Adviser are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on its investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns that it expects on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

As a BDC, we are required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the our Board, as described above in “ —Risks Relating to our Business and Structure—The majority of our portfolio investments are recorded at fair value as determined in good faith by the our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.”

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

We may make subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the borrower or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

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

•

the presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Adviser in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized;

•	even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;

•	OID and PIK create the risk that incentive fees will be paid to the Adviser based on

•	non-cash accruals that ultimately may not be realized, which the Adviser will be under no obligation to reimburse us or these fees; and

•

PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

You may receive dividends in the form of Common Stock instead of cash, which could result in adverse tax consequences to you.

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

We also expect to achieve certain cost savings and synergies from the Alcentra Acquisition when the two companies have fully integrated their portfolios. It is possible that our estimates of the potential cost savings and synergies could turn out to be incorrect. If the estimates turn out to be incorrect or we cannot integrate Alcentra Capital’s investment portfolio and business, the anticipated cost savings and synergies may not be fully realized, or realized at all, or may take longer to realize than expected.

Risks Relating to Our Common Stock

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

Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value. See “Item 1a. Risk Factors-Risks Relating to Our Business and Structure- Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors.

The market price of our Common Stock may fluctuate significantly.

The market price and liquidity of the market for our Common Stock may be significantly affected by numerous factors, some of which may be beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our Common Stock from certain indices;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	announcements with respect to significant transactions;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel of ours or the Adviser;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our Common Stock or BDCs generally;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions authorized by the Board on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and we declare a cash distribution, then stockholders who have not opted out of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving the cash distribution. See “Item 1—Business—Dividend Reinvestment Plan” for a description of the dividend reinvestment plan. Following the listing of our Common Stock on NASDAQ, the number of shares to be issued to a plan participant will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our Common Stock at the close of regular trading on NASDAQ on the date of such distribution. The market price per share of our Common Stock on a particular date will be the closing price for such shares on NASDAQ on such date, or, if no sale is reported for such date, at the average of their reported bid and asked prices. However, if the market price per share exceeds the most recently computed net asset value per share, we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). Accordingly, participants in the dividend reinvestment plan may receive a greater number shares of our Common Stock than the number of shares associated with the market price of our Common Stock, resulting in dilution for other stockholders. Stockholders that opt out of the dividend reinvestment plan will experience dilution in their ownership percentage of our Common Stock over time.

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

The following table sets forth, for each fiscal quarter since the listing of the Common Stock on NASDAQ, the range of high and low sales prices of the Common Stock as reported on NASDAQ, the premium (discount) of sales price to our net asset value, or NAV, and the distributions declared by us for each fiscal quarter.

		Price Range
Period	Net Asset Value (1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value (2)	Low Sales Price Premium (Discount) to Net Asset Value (2)	Cash Dividend Per Share (3)
Year ended December 31, 2020
First Quarter	$16.52	$17.10	$6.21	3.5%	(62.4)%	$0.41
Second Quarter	$18.12	$13.25	$8.68	(26.9)%	(52.1)%	$0.41
Third Quarter	$19.07	$13.81	$11.65	(27.6)%	(38.9)%	$0.41
Fourth Quarter	$19.88	$15.25	$12.40	(23.3)%	(37.6)%	$0.41

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore does not reflect the net asset value per share disclosed to the market on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).
(3)	Represents the dividend or distribution declared in the relevant quarter.

The last reported price for our common stock on February 23, 2021 was $16.10 per share, which represented a 19.0% discount to our NAV as of December 31, 2020.

Stock Performance Graph

This graph compares the stockholder return on our common stock from February 3, 2020 (the date our common stock commenced trading on NASDAQ) to December 31, 2020 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. This graph assumes that on February 3, 2020, $100 was invested in our common stock, Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilitie s of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Holders

As of December 31, 2020, there were 195 holders of record of our common stock (excluding Cede & Co).

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

The following tables summarize our dividends declared and payable for the years ended December 31, 2020, 2019, and 2018:

($ in millions except per share amounts)

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
November 4, 2020	December 31, 2020	January 15, 2021	$0.41	$11.5
August 7, 2020	September 30, 2020	October 15, 2020	$0.41	$11.5
May 11, 2020	June 30, 2020	July 15, 2020	$0.41	$11.5
March 3, 2020	March 31, 2020	April 15, 2020	$0.41	$10.6
November 8, 2019	December 30, 2019	January 17, 2020	$0.41	$8.6
September 27, 2019	September 27, 2019	October 18, 2019	$0.41	$8.0
June 28, 2019	June 28, 2019	July 18, 2019	$0.41	$6.7
March 29, 2019	March 29, 2019	April 12, 2019	$0.41	$6.0
December 31, 2018	December 31, 2018	January 15, 2019	$0.40	$5.3
September 27, 2018	September 28, 2018	October 12, 2018	$0.38	$4.5
June 19, 2018	June 20, 2018	July 13, 2018	$0.37	$3.9
March 29, 2018	March 30, 2018	April 13, 2018	$0.32	$3.0

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

None.

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

We are managed by the Adviser, an investment adviser that is registered with the SEC under the 1940 Act. The Administrator provides the administrative services necessary for us to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator along with our Board. The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of five directors, four of whom are independent.

Our primary investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments. We seek to achieve our investment objectives by investing primarily in secured debt (including senior secured first lien, unitranche and senior secured second-lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, we may from time to time invest in more liquid broadly syndicated loans and bonds to complement our private credit transactions.

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

“Second lien” investments are loans with a second priority lien on all existing and future assets of the portfolio company. The security interest ranks below the security interests of any first lien and unitranche first lien lenders in those assets.

“Mezzanine” or “unsecured debt” investments are loans that generally rank senior to a borrower’s equity securities and junior in right of payment to such borrower’s other senior indebtedness.

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

•

The Adviser’s management and Crescent’s alternative investment valuation committee reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective securities using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

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

CBDC Universal Equity, Inc. is a taxable entity (“Taxable Subsidiary”). The Taxable Subsidiary permits us to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with us for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements.

We intend to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2020, we are subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. As of December 31, 2020, the percentage of 2020 income estimated as qualified interest income for tax purposes was 98.0%.

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

The SEC issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired or disposed entity is significant and improve the financial disclosure requirements applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the year ended December 31, 2020 which did not result in any new significant subsidiaries being identified.

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

The Investment Adviser

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Adviser has entered into a resource sharing agreement with Crescent, pursuant to which Crescent provides the Adviser with experienced investment professionals (including the members of the Adviser’s investment committee) and access to Crescent’s resources so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the resource sharing agreement, the Adviser intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Crescent’s investment professionals. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150%. On March 3, 2020, our Board of Directors approved, and on May 4, 2020, at an annual meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 4, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (i.e., we are permitted to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us) in order to issue senior securities. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

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

As of December 31, 2020 and 2019, our portfolio at fair value was comprised of the following:

	December 31, 2020		December 31, 2019
($ in millions) Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$373.6	36.1%	$351.3	48.3%
Unitranche First Lien	413.6	40.0	218.3	30.1
Unitranche First Lien - Last Out	14.9	1.5	16.2	2.2
Senior Secured Second Lien	104.7	10.1	58.9	8.1
Unsecured Debt	3.0	0.3	7.4	1.0
Equity & Other	69.3	6.7	21.4	3.0
LLC/LP Equity Interests	54.9	5.3	53.0	7.3

Total investments	$1,034.0	100.0%	$726.5	100.0%

The following table shows our investment activity by investment type:

	Year Ended
($ in millions)	December 31, 2020 (1)	December 31, 2019
New investments at cost:
Senior Secured First Lien	$110.8	$140.7
Unitranche First Lien	204.2	166.9
Unitranche First Lien - Last Out	—	16.0
Senior Secured Second Lien	17.9	4.4
Unsecured Debt	0.8	—
Equity & Other	9.2	5.4
LLC/LP Equity Interests	9.5	44.9

Total	$352.4	$378.3

Proceeds from investments sold or repaid:
Senior Secured First Lien	$165.3	$78.4
Unitranche First Lien	57.0	41.3
Unitranche First Lien - Last Out	0.2	0.2
Senior Secured Second Lien	24.2	14.2
Unsecured Debt	6.5	—
Equity & Other	0.5	2.0
LLC/LP Equity Interests	5.3	9.7

Total	$259.0	$145.8

Net increase (decrease) in portfolio	$93.4	$232.5

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The assets acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

The following table presents certain selected information regarding our investment portfolio as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Weighted average yield on income producing securities (at cost) (1)	8.0%	8.1	% (2)
Percentage of debt bearing a floating rate (at fair value)	98.4%	97.9%
Percentage of debt bearing a fixed rate (at fair value)	1.6%	2.1%
Number of portfolio companies	132	98

(1)	Yield excludes investments on non-accrual status.
(2)	Prior period updated to conform to current period methodology.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$899.2	98.3%	$645.4	98.1%
Non-accrual	15.6	1.7	12.6	1.9

Total income producing debt securities	$914.8	100.0%	$658.0	100.0%

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

As of December 31, 2020, we had investments in two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, we had an investment in one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2020 and 2019.

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

•	contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other companies in the industry; and

•	attendance and participation in board meetings.

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

5

Involves an investment/borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since investment. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and the fair market values of the loans are generally reduced to the anticipated recovery amounts. Loans with an investment rating of 5 are generally placed on non-accrual status.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2020 and 2019. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in millions)	December 31, 2020		December 31, 2019
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$9.8	0.9%	$19.1	2.6%
2	895.1	86.6	653.1	89.9
3	117.0	11.3	47.8	6.6
4	12.1	1.2	6.5	0.9
5	—	—	—	—

Total	$1,034.0	100.0%	$726.5	100.0%

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2020 and 2019 were as follows:

	For the years ended
	December 31, 2020	December 31, 2019
($ in millions)
Total investment income	$77.1	$53.5
Total net expenses	27.2	21.8

Net investment income	$49.9	$31.7
Net realized gain (loss) on investments (1)	(15.3)	(7.2)
Net unrealized appreciation (depreciation) on investments (1) (2)	24.1	5.0

Net realized and unrealized gains (losses) on investments	$8.8	$(2.2)

Realized loss on asset acquisition	(3.8)	—
Benefit/(Provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.2)	(0.2)

Net increase (decrease) in net assets resulting from operations	$54.7	$29.3

(1)	Includes gains and losses related to foreign currency transactions and translation.
(2)	Includes gains and losses related to foreign currency forward contracts.

Investment Income

	For the years ended
	December 31, 2020	December 31, 2019
($ in millions)
Interest from investments	$71.1	$47.7
Dividend Income	4.9	5.0
Other income	1.1	0.8

Total	$77.1	$53.5

Interest income, which includes amortization of upfront fees, increased from $47.7 million for the year ended December 31, 2019 to $71.1 million for the year ended December 31, 2020, due to an increase in the size of our portfolio related to the Alcentra Acquisition and organic net deployment. Included in interest from investments for the years ended December 31, 2020 and 2019 are $2.3 million and $1.4 million of accelerated accretion of OID, respectively.

Dividend income remained relatively flat for the years ended December 31, 2020 and 2019. Other income which includes amendment fees, amortization of loan administration fees and other fees increased modestly as a result of a growing investment portfolio.

Expenses

	For the years ended
	December 31, 2020	December 31, 2019
($ in millions)
Interest and other debt financing costs	$15.5	$13.4
Management fees	11.4	9.2
Incentive fees	8.6	4.8
Professional fees	1.5	0.9
Directors’ fees	0.4	0.3
Organization expenses	—	0.1
Other general and administrative expenses	2.6	2.2

Total expenses	$40.0	$30.9
Management fee waiver	(4.7)	(4.5)
Incentive fee waiver	(8.6)	(4.8)

Net expenses	$26.7	$21.6
Income and excise taxes	0.5	0.2

Total	$27.2	$21.8

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the years ended December 31, 2020 and 2019 interest and debt financing costs were $15.5 million and $13.4 million, respectively. The increase between the periods is due to an increase in the debt outstanding in connection with financing needs of a growing investment portfolio. The increase in the debt outstanding was partially offset by a decrease in the average benchmark rates during the year ended December 31, 2020.

Base Management Fees

For the years ended December 31, 2020 and 2019, we incurred management fees of $6.7 million and $4.7 million, respectively, which are net of a waived amounts of $4.7 million and $4.5 million, respectively. As of December 31, 2020 and 2019, $1.9 million and $1.3 million of management fees, respectively, remained payable. The increase in net management fees is driven by growing assets under management.

The Adviser has voluntarily waived its right to receive management fees on our investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the years ended December 31, 2020 and 2019, $0.1 million and $0.1 million of management fees waived were attributable to our investment in GACP II LP.

Incentive Fees

For the years ended December 31, 2020 and 2019 we incurred income incentive fees of $8.6 million and $4.8 million, of which $8.6 million and $4.8 million, respectively, were waived. $0 was payable as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019 we accrued no incentive fee on cumulative unrealized capital appreciation.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the sub-administration agreement, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with our operations and investment activity. For the years ended December 31, 2020 and 2019, professional fees were $1.5 million and $0.9 million, respectively. For the years ended December 31, 2020 and 2019, other general and administrative expenses were $2.6 million and $2.2 million, respectively. The net increase in expenses was due to an increase in costs associated with servicing a growing investment portfolio.

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

Income and Excise Taxes

For the years ended December 31, 2020 and 2019, we expensed income and excise taxes of $0.5 million and $0.2 million, respectively. As of December 31, 2020 and 2019, $0.4 million and $0.1 million of excise taxes remained payable, respectively.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the years ended December 31, 2020 and 2019, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the years ended
	December 31, 2020	December 31, 2019
($ in millions)
Realized losses on non-controlled and non-affiliated investments	$(11.6)	$(0.6)
Realized gains on non-controlled and non-affiliated investments	0.7	1.4
Realized losses on non-controlled and affiliated investments	(5.6)	(7.9)
Realized gains on non-controlled and affiliated investments	1.3	—
Realized losses on controlled and affiliated investments	—	—
Realized gains on controlled and affiliated investments	—	—
Realized losses on foreign currency transactions	(0.3)	(0.6)
Realized gains on foreign currency transactions	0.2	0.5

Net realized gains (losses) on investments	$(15.3)	$(7.2)

Change in unrealized depreciation on non-controlled and non-affiliated investments	$(1.7)	$(1.2)
Change in unrealized appreciation on non-controlled and non-affiliated investments	8.4	4.5
Change in unrealized depreciation on foreign currency translation	(0.5)	(0.8)
Change in unrealized appreciation on foreign currency translation	0.6	1.4
Change in unrealized depreciation on non-controlled and affiliated investments	(0.4)	(0.9)
Change in unrealized appreciation on non-controlled and affiliated investments	20.7	0.9
Change in unrealized depreciation on controlled and affiliated investments	(1.3)	—
Change in unrealized appreciation on controlled and affiliated investments	(0.4)	0.4
Change in unrealized depreciation on foreign currency forwards	(1.3)	(0.1)
Change in unrealized appreciation on foreign currency forwards	—	0.8

Net unrealized appreciation (depreciation)	$24.1	$5.0
Realized loss on asset acquisition	(3.8)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	$5.0	$(2.2)

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

During the years ended December 31, 2020 and 2019, our average U.S. Dollar notional exposure to foreign currency forward contracts were $35.8 million and $23.3 million, respectively.

For the years ended December 31, 2019 and 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

As of December 31, 2020, we had $14.8 million in cash and cash equivalents and restricted cash and cash equivalents and $139.9 million of undrawn capacity on our senior unsecured notes and revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of December 31, 2020, the undrawn capacity under our facilities is in excess of our unfunded commitments.

As of December 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of December 31, 2020. However, any continued increase in realized losses or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

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

Capital Share Activity

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including Crescent, providing for the private placement of our common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, we issued 23,127,335 common shares for aggregate proceeds of $456.3 million, of which $10.0 million was from Crescent. Proceeds from the issuances were used to fund our investing activities and for other general corporate purposes. Subsequently, on January 31, 2020, we issued 5,203,016 shares in connection with the Alcentra Acquisition. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in private offering were terminated.

During the years ended December 31, 2020 and 2019 we issued 30,128 shares and 76,969 shares of our common stock, respectively, to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million and $1.5 million, respectively.

Debt

Debt consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$260.2	$89.8	$260.2	$235.3	2.63%
Corporate Revolving Facility	200.0	149.9	50.1	149.9	150.4	2.93%
Unsecured Notes	50.0	50.0	—	50.0	15.0	6.49%
InterNotes ®	16.4	16.4	—	16.4	20.4	6.40%

Total Debt	$616.4	$476.5	$139.9	$476.5	$421.1	3.26%

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$250.0	$220.7	$29.3	$220.7	$201.0	4.03%
Corporate Revolving Facility	200.0	104.7	95.3	104.7	74.9	4.26%

Total Debt	$450.0	$325.4	$124.6	$325.4	$275.9	4.10%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	Amount presented excludes netting of deferred financing costs.

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

Unsecured Notes

On July 30, 2020, we completed a private offering of $50.0 million aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Unsecured Notes”). The Unsecured Notes have a delayed draw feature. The initial issuance of $25.0 million of Unsecured Notes closed July 30, 2020. The issuance of the remaining $25.0 million of Unsecured Notes closed on October 28, 2020.

The Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year, commencing on January 30, 2021. As of December 31, 2020, we were in compliance with the terms of the note purchase agreement governing the Unsecured Notes.

Costs incurred in connection with issuing the Unsecured Notes are recorded as deferred financing costs and are being amortized over the life of the Unsecured Notes on an effective yield basis.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, we assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. Each series of notes has been issued by a separate trust administered by U.S. Bank. As of December 31, 2020, the outstanding InterNotes® bear interest at fixed interest rates ranging between 6.25% and 6.75% and offer a variety of maturities ranging between February 15, 2021 and April 15, 2022.

The summary of costs incurred in connection with the SPV Asset Facility, Corporate Revolving Facility, InterNotes®, Unsecured Notes, and prior corporate revolving facility for the years ended December 31, 2020 and 2019, were as follows:

($ in millions)

	For the years ended
	December 31, 2020	December 31, 2019
Borrowing interest expense	$13.4	$12.1
Unused facility fees	0.8	0.2
Amortization of financing costs	1.3	1.1

Total interest and credit facility expenses	$15.5	$13.4

Weighted average outstanding balance	$421.1	$275.9

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

As of December 31, 2020 and 2019, our asset coverage ratio was 217% and 225%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

For the year ended December 31, 2020, we repurchased 192,415 shares at an average price per share, including commissions, of $11.48. There were no stock repurchased for the years ended December 31, 2019.

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

These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2020 and 2019, we had aggregate unfunded commitments totaling $80.8 million and $82.7 million, respectively. The foreign denominated commitments were converted to USD at each balance sheet date.

RECENT DEVELOPMENTS

On January 5, 2021, Sun Life Financial Inc. acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

On February 15, 2021, $5.4 million of InterNotes® matured and were redeemed at par. We provided notice to redeem the remaining $11.0 million of InterNotes® which is expected to be paid off on March 19, 2021.

On February 17, 2021, we completed a private offering of $135.0 million aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The 2026 Unsecured Notes have a delayed draw feature. The initial issuance of $50.0 million of Unsecured Notes closed February 17, 2021. The issuance of the remaining $85.0 million of 2026 Unsecured Notes is expected to close on or before May 17, 2021.

On February 22, 2021, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on April 15, 2021 to stockholders of record as of March 31, 2021.

On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive incentive fees to the extent net investment income falls short of the declared dividend on a full dollar basis. The waiver will become effective upon expiration of the current waivers on July 31, 2021 and will continue through December 31, 2022.

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

As of December 31, 2020, 98.4% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$27.3	$12.3	$15.0
Up 200 basis points	18.2	8.2	10.0
Up 100 basis points	9.1	4.1	5.0
Down 25 basis points	(0.4)	(1.0)	0.6
Down 100 basis points	(0.4)	(1.0)	0.6

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2020, we had £9.4 million, €16.1 million and CAD $12.6 million notional exposure to foreign currency forward contracts related to investments totaling £9.7 million, €16.7 million and CAD $13.1 million of par value.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, syndication agents and underlying investee companies, or by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

February 24, 2021

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31, 2020	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $936,921 and $675,329, respectively)	$940,066	$671,582
Non-controlled affiliated (cost of $34,203 and $19,766, respectively)	55,200	20,507
Controlled (cost of $40,000 and $34,000, respectively)	38,735	34,442
Cash and cash equivalents	1,896	4,576
Restricted cash and cash equivalents	12,953	8,851
Interest receivable	3,859	2,832
Deferred tax assets	630	421
Other assets	543	3,046
Unrealized appreciation on foreign currency forward contracts	264	758
Receivable for investments sold	6	160

Total assets	$1,054,152	$747,175

Liabilities
Debt (net of deferred financing costs of $4,600 and $3,431, respectively)	$471,932	$322,010
Distributions payable	11,549	8,554
Interest and other debt financing costs payable	3,923	3,545
Accrued expenses and other liabilities	2,563	3,788
Management fees payable	1,867	1,343
Deferred tax liabilities	1,324	879
Unrealized depreciation on foreign currency forward contracts	896	65
Directors’ fees payable	98	74

Total liabilities	$494,152	$340,258

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 28,167,360 and 20,862,314 shares issued and outstanding, respectively)	28	21
Paid-in capital in excess of par value	594,658	414,293
Accumulated earnings (loss)	(34,686)	(7,397)

Total Net Assets	$560,000	$406,917

Total Liabilities and Net Assets	$1,054,152	$747,175

Net asset value per share	$19.88	$19.50

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$66,078	$45,237	$29,705
Paid-in-kind interest	2,169	560	454
Dividend income	2,730	2,361	591
Other income	1,060	807	641
From non-controlled affiliated investments:
Interest income	1,420	1,902	1,904
Paid-in-kind interest	1,456	—	—
Dividend income	—	310	—
From controlled investments:
Dividend income	2,200	2,300	—

Total investment income	77,113	53,477	33,295

Expenses:
Interest and other debt financing costs	15,485	13,362	8,450
Management fees	11,438	9,198	5,987
Incentive fees	8,639	4,752	2,742
Professional fees	1,460	957	760
Directors’ fees	437	303	290
Organization expenses	—	136	154
Other general and administrative expenses	2,544	2,201	1,851

Total expenses	40,003	30,909	20,234
Management fee waiver	(4,672)	(4,502)	(2,602)
Incentive fee waiver	(8,639)	(4,752)	(2,187)

Net expenses	26,692	21,655	15,445

Net investment income before taxes	50,421	31,822	17,850
Income and excise taxes	541	139	121

Net investment income	49,880	31,683	17,729

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(10,889)	824	(467)
Non-controlled affiliated investments	(4,314)	(7,900)	—
Foreign currency transactions	(83)	(70)	(79)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	6,867	3,926	(9,702)
Non-controlled affiliated investments	20,256	(80)	705
Controlled investments	(1,707)	442	—
Foreign currency forward contracts	(1,324)	675	17

Net realized and unrealized gains (losses) on investments	8,806	(2,183)	(9,526)

Realized loss on asset acquisition	(3,825)	—	—

Net realized and unrealized gains (losses) on investments and asset acquisition	4,981	(2,183)	(9,526)
Benefit (provision) for taxes on realized gain on investments	46	(67)	—
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(235)	(154)	(88)

Net increase (decrease) in net assets resulting from operations	$54,672	$29,279	$8,115

Per Common Share Data:
Net increase in net assets resulting from operations per share (basic and diluted):	$1.98	$1.69	$0.76
Net investment income per share (basic and diluted):	$1.80	$1.83	$1.65
Weighted average shares outstanding (basic and diluted):	27,681,757	17,344,640	10,719,485

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	49,880	49,880
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(15,286)	(15,286)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	24,092	24,092
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Provision for taxes on realized gain on investment	—	—	—	46	46
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(235)	(235)
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 14)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(192,415)	—	(2,208)	—	(2,208)
Distributions to stockholders	—	—	—	(46,216)	(46,216)

Total increase (decrease) for the year ended December 31, 2020	7,305,046	7	144,620	8,456	153,083

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	35,745	(35,745)	—
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000

Distributions declared per share					$1.64

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2018	13,358,289	$13	$266,024	$(6,458)	$259,579
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	31,683	31,683
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(7,146)	(7,146)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,963	4,963
Provision for taxes on realized gain on investment	—	—	—	(67)	(67)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(154)	(154)
Stockholder distributions:
Issuance of common stock	7,427,056	7	145,993	—	146,000
Issuance of common shares pursuant to dividend reinvestment plan	76,969	1	1,508	—	1,509
Equity offering costs	—	—	(191)	—	(191)
Distributions to stockholders	—	—	—	(29,259)	(29,259)

Total increase (decrease) for the year ended December 31, 2019	7,504,025	8	147,310	20	147,338

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	959	(959)	—
Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917

Distributions declared per share					$1.64

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2017	8,597,116	$9	$170,756	$2,035	$172,800
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	17,729	17,729
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(546)	(546)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(8,980)	(8,980)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(88)	(88)
Stockholder distributions:
Issuance of common stock	4,731,259	4	94,996	—	95,000
Issuance of common shares pursuant to dividend reinvestment plan	29,914	—	600	—	600
Equity offering costs	—	—	(216)	—	(216)
Distributions to stockholders	—	—	—	(16,720)	(16,720)

Total increase (decrease) for the year ended December 31, 2018	4,761,173	4	95,380	(8,605)	86,779

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(112)	112	—
Balance at December 31, 2018	13,358,289	$13	$266,024	$(6,458)	$259,579

Distributions declared per share					$1.47

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$54,672	$29,279	$8,115
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(352,392)	(378,342)	(291,155)
Paid-in-kind interest income	(3,625)	(560)	(454)
Proceeds from sales of investments and principal repayments	258,979	145,828	109,697
Net realized (gain) loss on investments and foreign currency transactions	15,786	7,676	467
Realized loss on asset acquisition(2)	3,825	—	—
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	(12,884)	—	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(25,416)	(4,288)	8,997
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1,324	(675)	(17)
Amortization of premium and accretion of discount, net	(5,109)	(3,016)	(2,020)
Amortization of deferred financing costs	1,329	1,040	761
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	549	(123)	(26)
(Increase) decrease in interest receivable	(25)	(1,498)	(1)
(Increase) decrease in deferred tax asset	(209)	(121)	—
(Increase) decrease in other assets	2,480	(3,026)	54
Increase (decrease) in payable for investments purchased	—	(300)	300
Increase (decrease) in management fees payable	524	380	228
Increase (decrease) in incentive fees payable	—	—	(504)
Increase (decrease) in directors’ fees payable	24	12	5
Increase (decrease) in interest and other debt financing costs payable	(456)	1,695	832
Increase (decrease) in deferred tax liability	445	275	88
Increase (decrease) in accrued expenses and other liabilities	(1,620)	2,778	79

Net cash provided by (used for) operating activities	(61,799)	(202,986)	(164,554)

Cash flows from financing activities:
Issuance of common stock	44,297	146,000	95,000
Repurchase of common stock	(2,208)	—	—
Deferred financing and debt issuance costs paid	(2,498)	(2,776)	(1,600)
Distributions paid	(42,632)	(24,540)	(13,484)
Equity offering costs	—	(191)	(216)
Borrowings on debt	352,342	308,250	223,300
Repayments on debt	(302,227)	(220,746)	(137,300)
Issuance of unsecured debt	50,000	—	—
Repayments on InterNotes ®	(33,853)	—	—

Net cash provided by (used for) financing activities	63,221	205,997	165,700

Effect of exchange rate changes on cash denominated in foreign currency	—	47	(48)

Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	1,422	3,058	1,098
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	13,427	10,369	9,271

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$14,849	$13,427	$10,369

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$14,489	$10,626	$6,858
Issuance of common stock pursuant to dividend reinvestment plan	$589	$1,509	$600
Accrued but unpaid equity offering costs	$—	$—	$79
Accrued but unpaid distributions	$11,549	$8,554	$5,343
Issuance of shares in connection with asset acquisition (Note 14)(2)	$101,949	$—	$—

See accompanying notes

(1)

As of December 31, 2020, the balance included cash and cash equivalents of $1,764, cash denominated in foreign currency of $132 and restricted cash of $12,953, respectively. As of December 31, 2019, the balance includes cash and cash equivalents of $3,867, cash denominated in foreign currency of $709, and restricted cash of $8,851, respectively. As of December 31, 2018, the balance includes cash and cash equivalents of $3,667, cash denominated in foreign currency of $559 and restricted cash of $6,143, respectively.

(2)

After the close of business on January 31, 2020, in connection with the Alcentra Acquisition (as defined in Note 1 and further discussed in Note 14), the Company acquired net assets of $114,431 which included $195,682 of investments, $3,409 cash and cash equivalents and $1,398 of other assets, net of $86,058 of assumed liabilities, for the total cash and stock consideration of $118,256, inclusive of $7,250 of asset acquisition costs.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			01/2023	$—	$(4)	—%	$(10)
Auto-Vehicle Parts, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor) (7)	5.50%	01/2023	4,566	4,535	0.8	4,488
Continental Battery Company(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor) (7)	7.75%	12/2022	6,578	6,522	1.2	6,578
Continental Battery Company(3) (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor) (7)	7.75%	12/2022	3,465	3,444	0.6	3,465
Continental Battery Company(3) (5) (6)	Senior Secured First Lien Revolver	L + 675 (100 Floor) (7)	7.75%	12/2022	283	278	0.1	283
Continental Battery Company(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor) (7)	7.75%	12/2022	3,933	3,902	0.7	3,933
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			09/2024	—	(5)	—	(8)
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor) (8)	6.50%	09/2024	2,370	2,334	0.4	2,324
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor) (8)	6.50%	09/2024	2,444	2,411	0.4	2,396

					23,639	23,417	4.2	23,449

Capital Goods
Envocore Holding, LLC(3)	Senior Secured First Lien Term Loan	L + 900 (200 Floor) (including 425 PIK) (8)	11.00%	06/2022	18,541	15,834	2.6	14,335
Potter Electric Signal Company(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan			12/2024	—	(16)	—	(8)
Potter Electric Signal Company(3) (4) (5) (6)	Senior Secured First Lien Revolver			12/2022	—	(4)	—	(4)
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor) (8)	5.25%	12/2025	2,480	2,461	0.4	2,461
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor) (8)	5.25%	12/2024	471	468	0.1	467

					21,492	18,743	3.1	17,251

Commercial & Professional Services
ASP MCS Acquisition Corp.(3) (10)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor) (8)	7.00%	10/2025	295	273	0.1	293
Battery Solutions, Inc.(3) (10)	Unsecured Debt	1200 + 200 PIK (11)	14.00%	11/2021	1,263	1,248	0.2	1,192
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor) (8)	9.50%	09/2023	750	742	0.1	750
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor) (8)	9.50%	09/2023	300	296	0.1	300
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor) (8)	9.50%	09/2023	5,920	5,848	1.0	5,920
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor) (8)	9.50%	09/2023	618	610	0.1	618

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CHA Holdings, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor) (8)	5.50%	04/2025	$1,013	$1,010	0.2%	$987
CHA Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor) (8)	5.50%	04/2025	4,805	4,789	0.8	4,683
Consolidated Label Co., LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			07/2026	—	(12)	—	—
Consolidated Label Co., LLC(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor) (8)	6.75%	07/2026	4,339	4,258	0.8	4,339
Digital Room Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (12)	5.27%	05/2026	6,895	6,602	1.2	6,533
GH Holding Company(3)	Senior Secured First Lien Term Loan	L + 450 (7)	4.65%	02/2023	1,459	1,455	0.2	1,412
GI Revelation Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (7)	5.15%	04/2025	7,321	7,296	1.3	7,049
Hepaco, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor) (7)	6.00%	08/2024	4,156	4,130	0.7	3,999
Hepaco, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor) (7)	6.00%	08/2024	825	824	0.1	791
Hepaco, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (7)	6.00%	08/2024	5,098	5,067	0.9	4,911
Hercules Borrower LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2026	—	(55)	—	(55)
Hercules Borrower LLC(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor) (8)	7.50%	12/2026	19,125	18,650	3.3	18,647
Hsid Acquisition, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor) (8)	6.00%	01/2026	2,893	2,844	0.5	2,893
Hsid Acquisition, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			01/2026	—	(13)	—	—
Hsid Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (7)	6.00%	01/2026	3,866	3,799	0.7	3,866
Impact Group, LLC(3)	Senior Secured First Lien Term Loan	L + 737 (100 Floor) (7)	8.37%	06/2023	7,040	5,455	1.2	6,585
Impact Sales, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 737 (100 Floor) (7)	8.37%	06/2023	6,645	5,149	1.1	6,216
Institutional Shareholder Services, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (8)	4.75%	03/2026	2,948	2,909	0.5	2,936
Institutional Shareholder Services, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (8)	8.75%	03/2027	2,000	1,928	0.3	2,000
ISS Compressors Industries, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			02/2026	—	(7)	—	(27)
ISS Compressors Industries, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (8)	6.50%	02/2026	9,098	9,019	1.6	8,807
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor) (8)	7.00%	07/2022	691	688	0.1	691
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (8)	7.00%	07/2022	450	449	0.1	450
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (8)	7.00%	07/2022	3,980	3,966	0.7	3,980
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor) (8)	9.75%	03/2025	467	461	0.1	455
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor) (8)	9.75%	03/2025	8,102	7,956	1.4	7,900

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK(11)	13.50%	03/2026	$272	$270	—%	$264
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK(11)	13.50%	03/2026	817	810	0.1	792
Pinstripe Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	01/2025	9,825	9,618	1.7	9,807
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	11/2025	3,715	3,623	0.7	3,715
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	11/2025	10,024	9,790	1.8	10,024
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2024	—	(4)	—	(3)
Receivable Solutions, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	10/2024	2,070	2,042	0.4	2,047
SavATree, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)(8)	6.00%	06/2022	772	766	0.1	772
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			06/2022	—	(3)	—	—
SavATree, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(8)	6.00%	06/2022	3,910	3,887	0.7	3,910
Service Logic Acquisition, Inc(3) (4) (6) (9)	Senior Secured Second Lien Delayed Draw Term Loan			10/2028	—	(71)	—	—
Service Logic Acquisition, Inc(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)(8)	9.50%	10/2028	8,755	8,496	1.6	8,755
Spear Education(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan			02/2025	—	(26)	—	(81)
Spear Education(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2025	6,823	6,765	1.2	6,646
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)(8)	9.50%	11/2024	5,000	4,925	0.9	5,000
UP Acquisition Corp.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(7)	7.25%	05/2024	1,189	1,170	0.2	1,163
UP Acquisition Corp.(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)(7)	7.25%	05/2024	391	374	0.1	364
UP Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(7)	7.25%	05/2024	4,334	4,272	0.8	4,242
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)(8)	8.00%	01/2022	710	707	0.1	614
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)(8)	8.00%	01/2022	4,416	4,395	0.7	3,819

					175,385	169,440	30.5	170,971

Consumer Durables & Apparel
EiKo Global, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			06/2023	—	(8)	—	—
EiKo Global, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	06/2023	3,223	3,188	0.6	3,223

					3,223	3,180	0.6	3,223

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Consumer Services
BJH Holdings III Corp.(3)	Unitranche First Lien Term Loan	L + 525 (100 Floor)(8)	6.25%	08/2025	$13,355	$13,194	2.3%	$12,921
Cambium Learning Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)(8)	9.50%	12/2026	5,000	4,865	0.9	4,800
Colibri Group LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(8)	6.75%	05/2025	1,337	1,312	0.2	1,350
Colibri Group LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			05/2025	—	(18)	—	10
Colibri Group LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	05/2025	8,126	7,970	1.5	8,208
Everlast Parent Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			10/2026	—	(41)	—	—
Everlast Parent Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			10/2026	—	(39)	—	—
Everlast Parent Inc.(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	10/2026	14,028	13,686	2.5	14,028
HGH Purchaser, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)(8)	7.75%	11/2025	2,815	2,725	0.5	2,815
HGH Purchaser, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor)(8)	7.75%	11/2025	101	81	—	101
HGH Purchaser, Inc.(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)(8)	7.75%	11/2025	8,027	7,859	1.4	8,027
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(13)	7.00%	12/2023	5,970	5,824	1.1	6,030
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)(12)	6.50%	12/2023	2,113	2,076	0.4	2,105
Learn-It Systems, LLC(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)(8)	5.50%	03/2025	1,140	1,079	0.2	1,111
Learn-It Systems, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			03/2025	—	(14)	—	(7)
Learn-It Systems, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)(8)	5.50%	03/2025	4,337	4,236	0.8	4,288
Southern HVAC Corporation(3) (4) (6) (14)	Unitranche First Lien Delayed Draw Term Loan			10/2025	—	(24)	—	—
Southern HVAC Corporation(3) (4) (5) (6)	Unitranche First Lien Revolver			10/2025	—	(19)	—	—
Southern HVAC Corporation(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	10/2025	5,550	5,442	1.0	5,550
Teaching Strategies LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			05/2024	—	(9)	—	—
Teaching Strategies LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	05/2024	9,141	8,999	1.6	9,141
United Language Group, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 675 (100 Floor)(7)	7.75%	12/2021	400	398	0.1	381
United Language Group, Inc.(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)(7)	7.75%	12/2021	4,641	4,616	0.8	4,419
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor)(8)	5.00%	02/2025	6,134	6,143	1.1	6,092
WeddingWire, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825(8)	8.46%	12/2026	5,000	4,955	0.8	4,604

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group LLC(3)	Senior Secured Second Lien Term Loan	L + 788(8)	8.13%	04/2027	$2,500	$2,436	0.4%	$2,492

					99,715	97,732	17.6	98,466

Diversified Financials
GGC Aperio Holdings, L.P.(3)	Unitranche First Lien Term Loan	L + 500(8)	5.15%	10/2024	8,405	8,393	1.5	8,410
Goldentree Loan Management US CLO 2, Ltd.(3) (15)	CLO, Series 2017-2A, Class E	L + 470	4.92%	11/2030	2,000	1,902	0.3	1,829

					10,405	10,295	1.8	10,239

Energy
BJ Services, LLC(3) (16) (17)	Unitranche First Lien - Last Out Term Loan			01/2023	8,075	8,014	1.1	6,463
BJ Services, LLC(3)	Unitranche First Lien Term Loan	L + 700 (150 Floor)(8)	8.50%	01/2023	2,668	2,653	0.5	2,668
Black Diamond Oilfield Rentals, LLC(3)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	09/2021	10,386	10,332	1.7	9,645

					21,129	20,999	3.3	18,776

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	06/2025	6,068	6,046	0.6	3,408
PetIQ, LLC(3) (15)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	07/2025	14,812	14,703	2.6	14,812

					20,880	20,749	3.2	18,220

Food, Beverage & Tobacco
Mann Lake Ltd.(3) (5) (6)	Senior Secured First Lien Revolver	L + 750 (100 Floor)(8)	8.50%	10/2024	840	829	0.1	840
Mann Lake Ltd.(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)(8)	8.50%	10/2024	3,826	3,773	0.7	3,826

					4,666	4,602	0.8	4,666

Health Care Equipment & Services
Abode Healthcare, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			08/2025	—	(18)	—	(11)
Abode Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(8)	6.25%	08/2025	4,740	4,663	0.8	4,693
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	05/2025	7,328	6,936	1.2	6,442
Ameda, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)(7)	8.00%	09/2022	188	186	—	163
Ameda, Inc.(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)(7)	8.00%	09/2022	2,201	2,185	0.4	2,022
Anne Arundel Dermatology Management, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	491	460	0.1	491
Anne Arundel Dermatology Management, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2025	—	(11)	—	—
Anne Arundel Dermatology Management, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	2,450	2,403	0.4	2,450
Avalign Technologies, Inc.(3)	Senior Secured First Lien Term Loan	L + 450(8)	4.73%	12/2025	16,837	16,709	3.0	16,753
BAART Programs, Inc.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800 (100 Floor)(8)	9.00%	03/2025	1,000	957	0.2	997
BAART Programs, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825 (100 Floor)(18)	9.25%	03/2025	7,000	6,700	1.3	6,977

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Centria Subsidiary Holdings, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 500(19)	8.25%	12/2025	$158	$109	—%	$158
Centria Subsidiary Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2025	11,753	11,452	2.1	11,753
CRA MSO, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)(7)	8.00%	12/2023	80	78	—	72
CRA MSO, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)(7)	8.00%	12/2023	1,225	1,210	0.2	1,173
ExamWorks Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)(8)	8.25%	07/2024	5,735	5,642	1.0	5,735
FH MD Buyer, Inc(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(7)	6.75%	10/2026	17,264	16,845	3.0	16,832
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2022	—	(3)	—	(3)
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	10/2022	1,645	1,633	0.3	1,634
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	10/2022	1,383	1,367	0.2	1,374
HCAT Acquisition, Inc.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor)(8)	10.25%	11/2022	2,307	2,195	0.4	2,104
HCAT Acquisition, Inc.(3) (20)	Unitranche First Lien Revolver	L + 925 (100 Floor)(8)	10.25%	11/2022	3,837	3,649	0.6	3,499
HCAT Acquisition, Inc.(3)	Unitranche First Lien Term Loan	L + 925 (100 Floor)(8)	10.25%	11/2022	14,666	13,948	2.4	13,375
HCOS Group Intermediate III LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			09/2026	—	(17)	—	(13)
HCOS Group Intermediate III LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	09/2026	11,571	11,348	2.0	11,397
Hospice Care Buyer, Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			12/2026	—	(40)	—	—
Hospice Care Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 650 (100 Floor)(8)	7.50%	12/2026	231	183	—	231
Hospice Care Buyer, Inc.(3) (6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(7)	7.50%	12/2026	12,743	12,339	2.3	12,743
IvyRehab Intermediate II, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	—	(28)	—	(14)
IvyRehab Intermediate II, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2024	—	(10)	—	(5)
IvyRehab Intermediate II, LLC(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)(8)	7.75%	12/2024	8,030	7,872	1.4	7,951
Lightspeed Buyer, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(7)	6.50%	02/2026	1,146	1,120	0.2	1,114
Lightspeed Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)(8)	6.50%	02/2026	350	332	0.1	331
Lightspeed Buyer, Inc.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	02/2026	9,925	9,752	1.7	9,745
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)(7)	5.25%	11/2024	9,561	9,561	1.7	9,534
Medsurant Holdings, LLC(3)	Senior Secured Second Lien Term Loan	1400(11)	14.00%	03/2022	7,945	7,907	1.4	7,859

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
NMN Holdings III Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775(7)	7.93%	11/2026	$1,667	$1,626	0.3%	$1,641
NMN Holdings III Corp.(3)	Senior Secured Second Lien Term Loan	L + 775(7)	7.93%	11/2026	7,222	7,049	1.3	7,110
NMSC Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)(8)	11.00%	10/2023	4,307	4,230	0.8	4,194
Omni Ophthalmic Management Consultants, LLC(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan			03/2021	—	(2)	—	(39)
Omni Ophthalmic Management Consultants, LLC(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor)(7)	8.50%	05/2023	850	843	0.1	797
Omni Ophthalmic Management Consultants, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)(7)	8.50%	05/2023	6,878	6,820	1.2	6,452
Pinnacle Treatment Centers, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)	7.25%	12/2022	684	677	0.1	684
Pinnacle Treatment Centers, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2022	—	(5)	—	—
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	12/2022	8,052	7,996	1.4	8,052
Professional Physical Therapy(3)	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)(8)	9.50%	12/2022	8,975	8,755	1.2	6,855
PT Network, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			11/2023	—	(1)	—	(10)
PT Network, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)(8)	8.50%	11/2023	4,789	4,782	0.8	4,672
Safco Dental Supply, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			06/2025	—	(8)	—	(1)
Safco Dental Supply, LLC(3)	Unitranche First Lien Term Loan	L + 450 (100 Floor)(8)	5.50%	06/2025	4,043	3,988	0.7	4,034
Seniorlink Incorporated(3) (4) (5) (6)	Unitranche First Lien Revolver			07/2026	—	(29)	—	—
Seniorlink Incorporated(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)(8)	8.00%	07/2026	6,818	6,626	1.2	6,818
Smile Brands, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 517 (21 Floor)(8)	5.49%	10/2024	619	615	0.1	604
Smile Brands, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			09/2024	—	(2)	—	(7)
Smile Brands, Inc.(3)	Senior Secured First Lien Term Loan	L + 517 (21 Floor)(8)	5.49%	10/2024	2,058	2,044	0.4	2,007
Smile Doctors LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2022	—	—	—	(6)
Smile Doctors LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2022	16,280	16,261	2.9	16,196
Unifeye Vision Partners(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	P + 400(19)	7.25%	09/2025	813	782	0.1	707
Unifeye Vision Partners(3) (5) (6)	Senior Secured First Lien Revolver	P + 400(19)	7.25%	09/2025	453	427	0.1	394
Unifeye Vision Partners(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(8)	6.00%	09/2025	5,346	5,259	0.9	5,159
Vital Care Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			10/2025	—	(37)	—	(39)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Vital Care Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	$7,778	$7,646	1.4%	$7,642
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350(7)	3.66%	03/2025	8,603	8,604	1.5	8,259

					260,025	254,560	44.9	251,731

Household & Personal Products
Tranzonic(3) (5) (6)	Senior Secured First Lien Revolver	P + 375 (100 Floor)(19)	7.00%	03/2023	440	438	0.1	440
Tranzonic(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)(7)	5.50%	03/2023	3,813	3,793	0.7	3,813

					4,253	4,231	0.8	4,253

Insurance
Comet Acquisition, Inc.(3)	Senior Secured Second Lien Term Loan	L + 750(8)	7.75%	10/2026	3,563	3,556	0.6	3,231
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	5,068	4,959	0.9	5,068
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	3,064	2,997	0.5	3,064
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			08/2025	—	(39)	—	—
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	12,879	12,618	2.3	12,879
Integro Parent, Inc.(3) (15)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(7)	6.75%	10/2022	473	470	0.1	473
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor)(7)	10.25%	10/2023	380	378	0.1	369
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor)(7)	10.25%	10/2023	2,916	2,889	0.5	2,825
The Hilb Group, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(7)	6.75%	12/2026	1,019	996	0.2	1,016
The Hilb Group, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2025	—	(7)	—	(1)
The Hilb Group, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2026	3,603	3,524	0.6	3,594
THG Acquisition, LLC(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2026	53	31	—	49
THG Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2025	—	(4)	—	—
THG Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2026	1,069	1,042	0.2	1,066

					34,087	33,410	6.0	33,633

Materials
Kestrel Parent, LLC(3) (4) (6) (20)	Unitranche First Lien Revolver			11/2023	—	(12)	—	—
Kestrel Parent, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	11/2025	6,672	6,547	1.2	6,672

					6,672	6,535	1.2	6,672

Pharmaceuticals, Biotechnology & Life Sciences
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800(7)	8.15%	12/2023	4,760	4,733	0.8	4,663
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	12/2023	5,460	5,428	1.0	5,349

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	12/2023	$5,880	$5,845	1.0%	$5,760
Teal Acquisition Co., Inc(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			09/2026	—	(24)	—	—
Teal Acquisition Co., Inc(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)(8)	7.25%	09/2026	274	237	0.1	274
Teal Acquisition Co., Inc(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	09/2026	9,124	8,861	1.6	9,124
Trinity Partners, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			02/2025	—	(4)	—	—
Trinity Partners, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	02/2025	3,709	3,682	0.7	3,709

					29,207	28,758	5.2	28,879

Retailing
Palmetto Moon LLC,(3)	Senior Secured First Lien Term Loan	1150 + 250 PIK(11)	14.00%	10/2021	4,155	3,397	0.7	3,813
Slickdeals Holdings, LLC(3) (4) (6) (10) (20)	Unitranche First Lien Revolver			06/2023	—	(10)	—	—
Slickdeals Holdings, LLC(3) (10)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(12)	7.25%	06/2024	14,528	14,223	2.6	14,528

					18,683	17,610	3.3	18,341

Software & Services
Affinitiv, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			08/2024	—	(7)	—	—
Affinitiv, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)(8)	8.00%	08/2024	6,435	6,349	1.2	6,435
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Delayed Draw Term Loan			12/2024	964	931	0.1	676
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Term Loan			12/2024	7,122	6,687	0.9	4,997
Avaap USA LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 725 (100 Floor)(7)	8.25%	03/2023	344	340	0.1	336
Avaap USA LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			03/2023	—	(7)	—	(15)
Avaap USA LLC(3)	Senior Secured First Lien Term Loan	L + 725 (100 Floor)(7)	8.25%	03/2023	3,769	3,727	0.7	3,684
Benesys Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)	5.75%	10/2024	300	294	0.1	295
Benesys, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2024	—	(1)	—	(3)
Benesys, Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)	5.75%	10/2024	1,414	1,400	0.3	1,388
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			08/2023	—	(5)	—	—
C-4 Analytics, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	08/2023	9,916	9,832	1.8	9,916
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			04/2024	—	(8)	—	(17)
CAT Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	04/2024	6,239	6,154	1.1	6,041
Claritas, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)(8)	7.00%	12/2023	113	111	—	113
Claritas, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2023	1,093	1,085	0.2	1,093

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			01/2023	$—	$(4)	—%	$(6)
List Partners, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	01/2023	4,495	4,455	0.8	4,440
MRI Software LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	(22)	—	(3)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	(4)	—	(1)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			02/2026	—	(16)	—	(32)
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2026	149	145	—	149
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2026	18,079	17,841	3.2	18,034
Ontario Systems, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			08/2025	—	(4)	—	(38)
Ontario Systems, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)(8)	6.50%	08/2025	200	196	—	183
Ontario Systems, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	08/2025	3,209	3,183	0.6	3,098
Park Place Technologies, LLC(3)	Unsecured Debt	1250 PIK(11)	12.50%	05/2029	784	784	0.1	784
Perforce Software, Inc.(3)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	07/2027	5,000	4,977	0.9	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			06/2026	—	(23)	—	(13)
Prism Bidco, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)(8)	8.00%	06/2026	7,463	7,254	1.3	7,351
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			11/2024	—	(4)	—	—
Right Networks, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	11/2024	9,645	9,472	1.7	9,645
Ruffalo Noel Levitz, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)(8)	7.00%	05/2022	240	238	—	237
Ruffalo Noel Levitz, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	05/2022	2,505	2,489	0.4	2,480
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver			09/2026	—	(43)	—	—
Saturn Borrower Inc(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	09/2026	20,524	19,929	3.7	20,524
Transportation Insight, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 450(7)	4.65%	12/2024	1,277	1,269	0.2	1,226
Transportation Insight, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			12/2024	—	(5)	—	(30)
Transportation Insight, LLC(3)	Senior Secured First Lien Term Loan	L + 450(7)	4.65%	12/2024	5,142	5,107	0.9	4,936
Trident Technologies, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (150 Floor)(8)	7.50%	12/2025	14,850	14,658	2.6	14,726
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	641	632	0.1	636
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	06/2023	1,050	1,029	0.2	1,043
Winxnet Holdings LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)(7)	7.00%	06/2023	240	236	—	237

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Winxnet Holdings LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	$1,950	$1,929	0.3%	$1,936

					135,152	132,580	23.5	131,481

Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor)(7)	11.50%	02/2025	2,635	2,556	0.5	2,585

Transportation
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	1,196	1,196	0.2	1,184
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	771	769	0.1	764
Pilot Air Freight, LLC(3) (4) (6) (9)	Senior Secured First Lien Revolver			07/2024	—	—	—	(1)
Pilot Air Freight, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	5,363	5,343	1.0	5,310

					7,330	7,308	1.3	7,257

Total Debt Investments United States					$878,578	$856,705	151.8%	$850,093

Equity Investments
Capital Goods
Alion Science and Technology Corporation(3)	Common Stock				745,504	766	0.2	1,392
Envocore Holding, LLC(3)	Preferred Stock				1,139,725	—	—	—

					1,885,229	766	0.2	1,392

Commercial & Professional Services
Allied Universal holdings, LLC(3)	Common Stock, Class A				2,240,375	1,011	0.5	2,716
ASP MCS Acquisition Corp.(10)	Common Stock				11,792	1,150	0.3	1,500
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class E				5,275,561	3,669	0.4	2,373
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class A				50,000	—	—	—
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class F				3,333,333	—	—	—
Hercules Borrower LLC(3)	Common Stock				1,153,075	1,153	0.2	1,153
IGT Holding LLC(3)	Preferred Stock				645,730	—	—	—
IGT Holding LLC(3)	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC(3)	Common Stock				10	10	—	—
MHS Acquisition Holdings, LLC(3)	Preferred Stock				1,018	923	0.2	799
My Alarm Center, LLC(3)	Common Stock				129,582	—	—	—
My Alarm Center, LLC(3)	Junior Preferred Stock				2,420	—	—	—
My Alarm Center, LLC(3)	Senior Preferred Stock				2,998	—	—	—
PB Parent, LP(3)	Common Stock				1,125,000	1,125	0.2	1,189
RSI Acquisition, LLC(3)	Preferred Stock, Class A				137,000	137	—	196
Saber Parent Holdings(3)	Common Stock				13,132	1,313	0.2	1,313
TecoStar Holdings, Inc.(3)	Common Stock				500,000	500	0.2	1,024

					15,621,026	10,991	2.2	12,263

Consumer Services
Everlast Holding, Inc.(3)	Common Stock				948	948	0.2	948
Green Wrench Acquisition, LLC(3)	Common Stock				4,082	410	0.1	569
HGH Investment, LP(3)	Common Stock, Class A				4,171	417	0.1	562
Legalshield(3)	Common Stock				372	372	0.1	495
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A1				6,000,000	—	1.3	6,987
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A				3,164,063	—	—	266
Wrench Group Holdings, LLC(3)	Common Stock, Class A				1,143	115	—	160

					9,174,779	2,262	1.8	9,987

Diversified Financials
CBDC Senior Loan Fund LLC(15) (21) (22)	Partnership Interest				40,000,000	40,000	6.9	38,735
GACP II LP(15) (22) (23)	Partnership Interest				16,227,613	16,228	2.9	16,154

					56,227,613	56,228	9.8	54,889

Health Care Equipment & Services
ExamWorks Group, Inc.(3)	Common Stock				7,500	750	0.3	1,586
Hospice Care Buyer, Inc.(3)	Common Stock				11,265	1,127	0.2	1,127

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets **	Fair Value
MDVIP, Inc.(3)	Common Stock					46,807	$648	0.2%	$1,169
NMN Holdings LP(3)	Common Stock					11,111	1,111	0.3	1,454
PT Network, LLC(3)	Common Stock, Class C					0.93	—	—	—
SL Topco Holdings, Inc.(3)	Common Stock					68,182	682	0.2	944
Spartan Healthcare Holdings, LLC(3)	Common Stock					11,911	1,191	0.2	1,353

						156,777	5,509	1.4	7,633

Insurance
Integrity Marketing Acquisition, LLC(3)	Common Stock					619,562	648	0.2	1,252
Integrity Marketing Acquisition, LLC(3)	Preferred Stock					1,247	1,216	0.3	1,485
Integro Parent, Inc.(3) (15)	Common Stock					4,468	454	0.1	784

						625,277	2,318	0.6	3,521

Materials
Kestrel Upperco, LLC(3)	Common Stock, Class A					41,791	209	—	240

Media & Entertainment
Conisus, LLC(3) (10)	Common Stock					4,914,556	—	0.8	4,320
Conisus, LLC(3) (10) (24)	Preferred Stock, Series B	1500 PIK	15.00%			18,544,370	10,160	3.3	18,545

						23,458,926	10,160	4.1	22,865
Pharmaceuticals, Biotechnology & Life Sciences
Teal Parent Holdings, LP(3)	Common Stock					4,562	456	0.1	456

Retailing
Palmetto Moon, LLC(3)	Common Stock					99	—	—	—
Slickdeals Holdings, LLC(3) (10)	Common Stock					61	990	0.3	1,482
Vivid Seats Ltd.(3) (10)	Common Stock					608,108	608	0.1	801
Vivid Seats Ltd.(3) (10)	Preferred Stock					1,891,892	1,892	0.5	2,913

						2,500,160	3,490	0.9	5,196

Software & Services
Curvature(3) (25)	Residual Interest					—	2,482	0.4	2,481
Saturn Topco LP(3)	Common Stock					411,511	412	0.1	412

						411,511	2,894	0.5	2,893

Technology Hardware & Equipment
Onvoy, LLC(3)	Common Stock, Class A					3,649	365	0.1	410
Onvoy, LLC(3)	Common Stock, Class B					2,536	—	—	—

						6,185	365	0.1	410
Transportation
Xpress Global Systems, LLC(3)	Common Stock					12,544	—	—	—

Total Equity Investments United States						110,126,380	$95,648	21.7%	$121,745

Total United States							$952,353	173.5%	$971,838

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(3) (4) (6) (9) (11)	Unitranche First Lien Delayed Draw Term Loan			07/2027	C$	657	(35)	—	—
VetStrategy(3) (15)	Unitranche First Lien Term Loan	C + 700 (100 Floor)(26)	8.00%	07/2027		9,292	6,738	1.3	7,294
VetStrategy(3) (6) (9) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)(26)	8.00%	07/2027		1,399	973	0.2	1,010
VetStrategy(3) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)(26)	8.00%	07/2027		1,729	1,259	0.2	1,357

						13,077	8,935	1.7	9,661

Telecommunication Services
Sandvine Corporation(3) (15)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	11/2026		4,500	4,359	0.7	4,062

Total Debt Investments Canada					C$	17,577	$13,294	2.4%	$13,723

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Equity Investments
Health Care Equipment & Services
VetStrategy(3) (15)	Common Stock				750,000	$560	0.1%	$589

					750,000	560	0.1	589

Total Equity Investments Canada					750,000	$560	0.1%	$589

Total Canada						$13,854	2.5%	$14,312

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan	L + 625(28)	6.27%	12/2025	£303	398	0.1	415
Crusoe Bidco Limited(3) (15)	Unitranche First Lien Term Loan	L + 625(28)	6.28%	12/2025	6,068	7,431	1.5	8,294
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—

					6,371	7,829	1.6	8,709

Consumer Services
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650(29)	6.62%	02/2027	£3,339	4,241	0.8	4,564
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650(29)	6.84%	02/2027	$10,687	10,398	1.9	10,687

					14,026	14,639	2.7	15,251

Total Debt Investments United Kingdom					20,397	$22,468	4.3%	$23,960

Total United Kingdom						$22,468	4.3%	$23,960

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(3) (15) (17)	Unitranche First Lien - Last Out Term Loan	E + 625(30) (31)	6.25%	02/2026	€6,910	7,654	1.5	8,454
PharComp Parent B.V.(3) (6) (15) (27)	Unitranche First Lien Term Loan	E + 625(30) (31)	6.25%	02/2026	187	151	0.1	229

					7,097	7,805	1.6	8,683

Total Debt Investments Netherlands					€7,097	$7,805	1.6%	$8,683

Total Netherlands						$7,805	1.6%	$8,683

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Unitranche First Lien Term Loan	E + 625(31) (32)	6.25%	04/2026	€9,507	10,491	2.0	11,168
Miraclon Corporation(3) (15)	Unitranche First Lien Term Loan	L + 625(12)	7.47%	04/2026	$4,162	4,061	0.7	3,983

					13,669	14,552	2.7	15,151

Total Debt Investments Belgium					13,669	$14,552	2.7%	$15,151

Equity Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Common Stock				921	1	—	—
MIR Bidco SA(3) (15)	Preferred Stock				81,384	91	—	57

					82,305	92	—	57

Total Equity Investments Belgium					82,305	$92	—%	$57

Total Belgium						$14,644	2.7%	$15,208

Total Investments						$1,011,124	184.6%	$1,034,001

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”) or EURIBOR (“E”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $560,000 as of December 31, 2020.
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
(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2020 was 0.14%. For some of these loans, the interest rate is based on the last reset date.

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2020 was 0.24%. For some of these loans, the interest rate is based on the last reset date.

(9)	Investment pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(10)

As defined in the 1940 Act, the portfolio company is deemed to be a “non-controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Agreements and Related Party Transactions”.

(11)	Fixed rate investment.
(12)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of December 31, 2020 was 0.26%. For some of these loans, the interest rate is based on the last reset date.

(13)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2020 was 0.19%. For some of these loans, the interest rate is based on the last reset date.

(14)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(15)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.30% as of December 31, 2020.

(16)	The investment is on non-accrual status as of December 31, 2020.
(17)

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

(18)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2020 was 0.34%. For some of these loans, the interest rate is based on the last reset date.

(19)	The interest rate on these loans is subject to the U.S. Prime rate, which as of December 31, 2020 was 3.25%.
(20)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(21)

As defined in the 1940 Act, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Agreements and Related Party Transactions”.

(22)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(23)	Investment is not redeemable.
(24)	Income producing equity security.
(25)	Residual interest in Curvature (Beijing) Technology Limited.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

(26)

The interest rate on these loans is subject to the greater of a CDOR floor or 3 month CDOR plus a base rate. The 3 month CDOR as of December 31, 2020 was 0.50%. For some of these loans, the interest rate is based on the last reset date.

(27)	Investment pays 2.19% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(28)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of December 31, 2020 was 0.03%. For some of these loans, the interest rate is based on the last reset date.

(29)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of December 31, 2020 was 0.03%. For some of these loans, the interest rate is based on the last reset date.

(30)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of December 31, 2020 was (0.55)%. For some of these loans, the interest rate is based on the last reset date.

(31)	For EURIBOR rate investments where negative rates can be prevalent, a 0% floor is presumed.
(32)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 6 month EURIBOR plus a base rate. The 6 month EURIBOR as of December 31, 2020 was (0.53)%. For some of these loans, the interest rate is based on the last reset date.

Foreign Currency Exchange Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	7,089	CAD	9,712	07/31/2025	(12)
Wells Fargo Bank, N.A.	USD	612	CAD	801	07/31/2025	(485)
Wells Fargo Bank, N.A.	USD	325	CAD	422	07/31/2025	(4)
Wells Fargo Bank, N.A.	USD	622	CAD	839	07/31/2025	(32)
Wells Fargo Bank, N.A.	USD	635	CAD	864	07/31/2025	(39)
Wells Fargo Bank, N.A.	USD	209	EUR	187	02/20/2024	(26)
Wells Fargo Bank, N.A.	USD	8,063	EUR	6,703	02/20/2024	183
Wells Fargo Bank, N.A.	USD	11,682	EUR	9,222	04/10/2024	81
Wells Fargo Bank, N.A.	USD	7,975	GBP	5,885	12/01/2023	(125)
Wells Fargo Bank, N.A.	USD	395	GBP	294	12/01/2023	(10)
Wells Fargo Bank, N.A.	USD	4,317	GBP	3,239	02/13/2025	(163)

Total Foreign Currency Exchange Contracts						(632)

CAD	Canadian Dollar
EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(1)	Senior Secured First Lien Term Loan	L + 450 (100 Floor) (2)	6.30%	01/2023	$4,720	$4,674	1.2%	$4,702
Auto-Vehicle Parts, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			01/2023	—	(5)	—	(2)
Continental Battery Company(1) (3) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor) (2)	7.05%	01/2020	1,689	1,683	0.4	1,689
Continental Battery Company(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (2)	7.05%	12/2022	3,973	3,928	1.0	3,973
Continental Battery Company(1) (3) (20)	Senior Secured First Lien Revolver	L + 525 (100 Floor) (2)	7.05%	12/2022	680	671	0.2	680
Continental Battery Company(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor) (2)	7.05%	12/2022	6,645	6,559	1.6	6,645
Empire Auto Parts, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor) (5)	7.39%	09/2024	2,469	2,429	0.6	2,493
Empire Auto Parts, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver			09/2024	—	(6)	—	4
Empire Auto Parts, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor) (5)	7.39%	09/2024	2,394	2,349	0.6	2,418
POC Investors, LLC(1)	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (5)	7.44%	11/2021	9,448	9,371	2.3	9,448
POC Investors, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			11/2021	—	(7)	—	—

					32,018	31,646	7.9	32,050

Capital Goods
Alion Science and Technology Corporation	Senior Secured First Lien Term Loan	L + 450 (100 Floor) (2)	6.30%	08/2021	2,968	2,968	0.7	2,977
Alion Science and Technology Corporation(1) (6)	Unsecured Debt		11.00%	08/2022	6,543	6,440	1.6	6,543
Midwest Industrial Rubber(1)	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (2)	7.05%	12/2021	7,180	7,123	1.8	7,180
Midwest Industrial Rubber(1) (3) (4) (20)	Senior Secured First Lien Revolver			12/2021	—	(4)	—	—
Potter Electric Signal Company(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 425 (100 Floor) (5)	6.13%	12/2021	476	453	0.1	468
Potter Electric Signal Company(1) (3) (20)	Senior Secured First Lien Revolver	P + 325(7)	8.00%	12/2024	31	26	—	28
Potter Electric Signal Company(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor) (8)	6.54%	12/2025	2,506	2,483	0.6	2,493

					19,704	19,489	4.8	19,689

Commercial & Professional Services
ASP MCS Acquisition Corp.	Senior Secured First Lien Term Loan	L + 475 (100 Floor) (5)	6.64%	05/2024	5,241	5,223	0.6	2,495
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (2)	Unitranche First Lien Revolver	L + 650 (100 Floor) (5)	8.45%	09/2023	60	54	—	60
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (20)	Unitranche First Lien Revolver	L + 650 (100 Floor) (5)	8.45%	09/2023	750	739	0.2	750
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien Term Loan	L + 650 (100 Floor) (5)	8.45%	09/2023	5,981	5,885	1.5	5,981
BFC Solmetex LLC & Bonded Filter Co. LLC(1)	Unitranche First Lien Term Loan	L + 650 (100 Floor) (5)	8.45%	09/2023	624	614	0.1	624
BFC Solmetex LLC & Bonded Filter Co. LLC(1) (3) (4)	Unitranche First Lien Term Loan			09/2023	—	(6)	—	—
CHA Holdings, Inc.(1)	Senior Secured First Lien Term Loan	L + 450 (100 Floor) (5)	6.44%	04/2025	4,855	4,835	1.2	4,849
CHA Holdings, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor) (5)	6.44%	04/2025	1,023	1,020	0.2	1,022

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
DFS Intermediate Holdings, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (2)	7.02%	03/2022	$8,793	$8,707	2.2%	$8,793
DFS Intermediate Holdings, LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 525 (100 Floor) (2)	7.02%	03/2022	1,644	1,620	0.4	1,644
DFS Intermediate Holdings, LLC(1) (3) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor) (2)	6.95%	03/2022	3,473	3,431	0.8	3,473
GH Holding Company(1)	Senior Secured First Lien Term Loan	L + 450(2)	6.30%	02/2023	1,474	1,469	0.3	1,463
GI Revelation Acquisition LLC	Senior Secured First Lien Term Loan	L + 500(2)	6.80%	04/2025	7,396	7,366	1.7	6,999
Hepaco, LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 475 (100 Floor) (2)	6.54%	08/2023	660	658	0.2	660
Hepaco, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor) (2)	6.55%	08/2024	5,151	5,112	1.3	5,151
Hepaco, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor) (2)	6.55%	08/2024	3,978	3,945	1.0	3,978
Jordan Healthcare, Inc.(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (5)	7.94%	07/2022	4,021	3,998	1.0	4,036
Jordan Healthcare, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor) (5)	7.94%	07/2022	698	694	0.2	701
Jordan Healthcare, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (5)	7.94%	07/2022	294	292	0.1	296
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor) (5)	10.69%	03/2025	8,102	7,929	1.9	7,818
MHS Acquisition Holdings, LLC(1)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor) (5)	10.69%	03/2025	467	460	0.1	450
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK	13.50%	03/2026	714	706	0.2	653
MHS Acquisition Holdings, LLC(1)	Unsecured Debt	1350 PIK	13.50%	03/2026	238	236	0.1	218
Pye-Barker Fire & Safety, LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor) (5)	7.67%	11/2025	10,125	9,850	2.5	10,125
Pye-Barker Fire & Safety, LLC(1) (3) (4)	Unitranche First Lien Delayed Draw Term Loan			11/2025	—	(51)	—	—
Receivable Solutions, Inc.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (5)	6.94%	10/2024	2,194	2,158	0.5	2,194
Receivable Solutions, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor) (2)	6.80%	10/2024	30	25	—	30
SavATree, LLC(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (5)	6.94%	06/2022	3,956	3,916	1.0	3,956
SavATree, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			06/2022	—	(5)	—	—
SavATree, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor) (5)	6.89%	06/2022	154	147	—	154
TecoStar Holdings, Inc.(1)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)(5)	10.24%	11/2024	5,000	4,909	1.2	5,000
UP Acquisition Corp(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor) (2)	7.55%	05/2024	4,378	4,299	1.1	4,378
UP Acquisition Corp(1) (3) (20)	Unitranche First Lien Revolver	L + 575 (100 Floor) (5)	7.55%	05/2024	73	51	—	73
UP Acquisition Corp(1) (3) (20)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor) (2)	7.55%	05/2024	276	271	0.1	276
Valet Waste Holdings, Inc.	Senior Secured First Lien Term Loan	L + 375(2)	5.54%	09/2025	14,812	14,781	3.6	14,683

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)(2)	8.69%	01/2022	$4,933	$4,889	1.1%	$4,587
Xcentric Mold and Engineering Acquisition Company, LLC(1)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)(2)	8.69%	01/2022	703	697	0.2	654

					112,271	110,924	26.6	108,224

Consumer Durables & Apparel
EiKo Global, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (5)	7.94%	06/2023	3,256	3,207	0.8	3,256
EiKo Global, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			06/2023	—	(11)	—	—

					3,256	3,196	0.8	3,256

Consumer Services
Colibri Group LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor) (5)	7.70%	05/2025	8,209	8,021	2.0	8,200
Colibri Group LLC(1) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor) (5)	7.68%	05/2025	1,350	1,320	0.3	1,348
Colibri Group LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 575 (100 Floor) (2)	7.55%	05/2025	267	244	0.1	266
COP Home Services Holdings, Inc.(1) (3) (4) (20)	Senior Secured First Lien Term Loan			05/2025	—	(8)	—	(2)
COP Home Services Holdings, Inc.(1) (21)	Senior Secured First Lien Term Loan	L + 450 (100 Floor) (5)	6.40%	05/2025	3,474	3,411	0.8	3,457
COP Home Services Holdings, Inc.(1) (3) (4)	Senior Secured First Lien Delayed Draw Term Loan			05/2025	—	(9)	—	(4)
HGH Purchaser, Inc.(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor) (2)	7.69%	11/2025	8,108	7,910	2.0	8,108
HGH Purchaser, Inc.(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan			11/2025	—	(41)	—	—
HGH Purchaser, Inc.(1) (3) (20)	Unitranche First Lien Revolver	P + 500(7)	9.75%	11/2025	186	161	—	186
JLL XDD, Inc.(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor) (5)	6.69%	12/2023	2,134	2,086	0.5	2,134
Learn-It Systems, LLC(1)	Senior Secured First Lien Term Loan	L + 450 (50 Floor)(5)	6.40%	03/2025	4,367	4,265	1.1	4,367
Learn-It Systems, LLC(1) (3) (20)	Senior Secured First Lien Revolver	P + 350(7)	8.25%	03/2025	492	478	0.1	492
Learn-It Systems, LLC(1) (3) (22)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (50 Floor)(5)	6.50%	03/2025	311	251	0.1	311
New Mountain Learning(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (5)	7.94%	03/2024	1,825	1,798	0.4	1,579
New Mountain Learning(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (5)	7.94%	03/2024	475	467	0.1	394
New Mountain Learning(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor) (5)	7.94%	03/2024	370	365	0.1	320
Pre-Paid Legal Services, Inc.	Senior Secured Second Lien Term Loan	L + 750(2)	9.30%	05/2026	9,333	9,249	2.3	9,318
Teaching Strategies LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor) (5)	7.94%	05/2024	9,234	9,055	2.3	9,327
Teaching Strategies LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 600 (100 Floor) (5)	7.94%	05/2024	183	171	—	189
United Language Group, Inc.(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (2)	7.88%	12/2021	4,689	4,638	1.1	4,344
United Language Group, Inc.(1) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (2)	7.88%	12/2021	400	395	0.1	370
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor) (2)	5.80%	02/2025	6,473	6,483	1.6	6,441

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group LLC(1)	Senior Secured First Lien Term Loan	L + 425(5)	6.19%	04/2026	$3,089	$3,060	0.8%	$3,097
Wrench Group LLC(1) (3) (23)	Senior Secured First Lien Delayed Draw Term Loan			04/2026	—	—	—	2
Wrench Group LLC(1)	Senior Secured Second Lien Term Loan	L + 788(10)	9.82%	04/2027	2,500	2,429	0.6	2,500

					67,469	66,199	16.4	66,744

Diversified Financials
CC SAG Acquisition Corp.(1)	Unitranche First Lien Term Loan	L + 500 (100 Floor) (5)	6.89%	09/2025	7,182	7,021	1.8	7,132
CC SAG Acquisition Corp.(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 500 (100 Floor) (2)	6.76%	09/2025	172	142	—	157
CC SAG Acquisition Corp.(1) (3) (4) (20)	Unitranche First Lien Revolver			09/2025	—	(23)	—	(7)

					7,354	7,140	1.8	7,282

Energy
BJ Services, LLC(1) (11)	Unitranche First Lien—Last Out Term Loan	L + 1033 (150 Floor) (5)	12.43%	01/2023	8,287	8,220	2.0	8,287
BJ Services, LLC(1)	Unitranche First Lien Term Loan	L + 700 (150 Floor) (5)	9.10%	01/2023	4,875	4,836	1.2	4,875

					13,162	13,056	3.2	13,162

Food & Staples Retailing
BJH Holdings III Corp.(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor) (2)	7.55%	08/2025	13,715	13,520	3.4	13,647
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor) (5)	7.70%	06/2025	6,471	6,442	1.1	4,652
PetIQ, LLC(1) (9)	Senior Secured First Lien Term Loan	L + 450 (100 Floor) (2)	6.30%	07/2025	15,000	14,868	3.7	15,000

					35,186	34,830	8.2	33,299

Food, Beverage & Tobacco
Mann Lake Ltd.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (5)	6.91%	10/2024	3,865	3,800	1.0	3,826
Mann Lake Ltd.(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor) (5)	6.91%	10/2024	444	430	0.1	435

					4,309	4,230	1.1	4,261

Health Care Equipment & Services
Abode Healthcare, Inc.(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor) (5)	6.16%	08/2025	4,788	4,697	1.2	4,716
Abode Healthcare, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 425 (100 Floor) (5)	6.16%	08/2025	288	266	0.1	270
Ameda, Inc.(1)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (2)	8.77%	09/2022	2,279	2,254	0.6	2,244
Ameda, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (2)	8.77%	09/2022	188	184	—	183
Avalign Technologies, Inc.(1)	Senior Secured First Lien Term Loan	L + 450(2)	6.30%	12/2025	17,009	16,858	4.2	16,881
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor) (2)	6.55%	01/2023	891	881	0.2	900
Centauri Health Solutions, Inc.(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor) (2)	6.55%	01/2023	14,546	14,387	3.6	14,692
Centauri Health Solutions, Inc.(1) (3) (4) (20)	Senior Secured First Lien Revolver			01/2023	—	(9)	—	16
Centria Subsidiary Holdings, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver			12/2025	—	(59)	—	—
Centria Subsidiary Holdings, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(5)	7.89%	12/2025	11,842	11,490	2.9	11,842
Clarkson Eyecare, LLC(1)	Unitranche First Lien Term Loan	L + 625 (100 Floor) (2)	8.05%	04/2021	9,013	8,869	2.2	8,877
Clarkson Eyecare, LLC(1)	Unitranche First Lien Term Loan	L + 625 (100 Floor) (2)	8.05%	04/2021	5,950	5,853	1.4	5,861

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CRA MSO, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor) (2)	6.55%	12/2023	$1,237	$1,218	0.3%	$1,237
CRA MSO, LLC(1) (3) (4) (20)	Senior Secured First Lien Delayed Draw Term Loan			12/2023	—	(6)	—	—
CRA MSO, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			12/2023	—	(3)	—	—
ExamWorks Group, Inc.(1)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor) (2)	9.05%	07/2024	5,735	5,621	1.4	5,745
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (2)	7.05%	10/2022	1,662	1,644	0.4	1,662
GrapeTree Medical Staffing, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			10/2022	—	(4)	—	—
GrapeTree Medical Staffing, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (2)	7.05%	10/2022	1,396	1,373	0.3	1,396
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor) (2)	6.05%	11/2024	9,659	9,659	2.4	9,611
NMN Holdings III Corp.(1)	Senior Secured Second Lien Term Loan Term Loan	L + 775(2)	9.49%	11/2026	7,222	7,027	1.8	7,182
NMN Holdings III Corp.(1) (3) (4) (24)	Senior Secured Second Lien Delayed Draw Term Loan			11/2026	—	(21)	—	(9)
NMSC Holdings, Inc.(1)	Senior Secured Second Lien Term Loan	L + 1000(2)	11.80%	10/2023	4,307	4,202	1.1	4,286
Omni Ophthalmic Management Consultants, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			05/2023	—	(10)	—	(3)
Omni Ophthalmic Management Consultants, LLC(1) (3) (4) (21)	Senior Secured First Lien Delayed Draw Term Loan			05/2023	—	(9)	—	(4)
Omni Ophthalmic Management Consultants, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (2)	7.05%	05/2023	6,947	6,868	1.7	6,924
Professional Physical Therapy(1)	Senior Secured First Lien Term Loan	L + 675 (100 Floor) (including 75 PIK)(5)	8.44%	12/2022	8,906	8,574	1.8	7,488
PT Network, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			11/2023	—	(1)	—	(8)
PT Network, LLC(1)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)(10)	9.44%	11/2023	4,727	4,718	1.1	4,627
Safco Dental Supply, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor) (5)	7.25%	06/2025	4,549	4,475	1.1	4,549
Safco Dental Supply, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver			06/2025	—	(10)	—	—
Smile Brands, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	P + 350(7)	8.25%	10/2023	40	38	—	38
Smile Brands, Inc.(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 450(5)	6.43%	10/2024	378	372	0.1	374
Smile Brands, Inc.(1)	Senior Secured First Lien Term Loan	L + 450(10)	6.70%	10/2024	2,079	2,062	0.5	2,069
Smile Doctors LLC(1) (3) (20)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (5)	7.94%	10/2022	139	138	—	139
Smile Doctors LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (5)	7.94%	10/2022	3,173	3,146	0.8	3,173
Smile Doctors LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor) (5)	7.94%	10/2022	1,685	1,683	0.4	1,685
Unifeye Vision Partners(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (5)	6.89%	09/2025	5,400	5,296	1.3	5,400

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Unifeye Vision Partners(1) (3) (20)	Senior Secured First Lien Revolver	L + 500 (100 Floor) (5)	6.89%	09/2025	$227	$194	0.1%	$227
Unifeye Vision Partners(1) (3) (4)	Senior Secured First Lien Delayed Draw Term Loan			09/2025	—	(29)	—	—
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350(2)	5.25%	03/2025	8,830	8,831	2.1	8,432

					145,092	142,717	35.1	142,702

Household & Personal Products
Tranzonic(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor) (2)	6.55%	03/2023	3,854	3,826	0.9	3,854
Tranzonic(1) (3) (4) (20)	Senior Secured First Lien Revolver			03/2023	—	(3)	—	—

					3,854	3,823	0.9	3,854

Insurance
Comet Acquisition, Inc.(1)	Senior Secured Second Lien Term Loan	L + 750(5)	9.41%	10/2026	4,632	4,622	1.1	4,411
Integrity Marketing Acquisition, LLC(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor) (5)	7.81%	02/2020	3,543	3,433	0.8	3,517
Integrity Marketing Acquisition, LLC(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan			07/2021	—	(37)	—	(15)
Integrity Marketing Acquisition, LLC(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor) (5)	7.67%	08/2025	13,009	12,699	3.2	12,944
Integrity Marketing Acquisition, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver			08/2025	—	(48)	—	(7)
Integro Parent, Inc.(1) (9)	Senior Secured First Lien Term Loan	L + 575 (100 Floor) (2)	7.55%	10/2022	477	473	0.1	470
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor) (2)	11.05%	10/2023	2,916	2,882	0.7	2,916
Integro Parent, Inc.(1) (9)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor) (2)	10.99%	10/2023	380	377	0.1	380
The Hilb Group, LLC(1) (3) (4)	Unitranche First Lien Revolver			12/2025	—	(8)	—	(2)
The Hilb Group, LLC(1) (20)	Unitranche First Lien Term Loan	L + 575 (100 Floor) (2)	7.69%	12/2026	3,640	3,549	0.9	3,612
The Hilb Group, LLC(1) (3) (4) (21)	Unitranche First Lien Term Loan			12/2026	—	(13)	—	(8)
					28,597	27,929	6.9	28,218
Materials
Kestrel Parent, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver			11/2023	—	(17)	—	13
Kestrel Parent, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor) (2)	7.78%	11/2025	6,740	6,593	1.7	6,841
Maroon Group, LLC (1)	Unitranche First Lien Term Loan	L + 675 (100 Floor) (5)	8.72%	08/2022	2,712	2,693	0.7	2,712
Maroon Group, LLC (1) (3) (20)	Unitranche First Lien Revolver	L + 675 (100 Floor) (2)	8.56%	08/2022	98	96	—	98
Maroon Group, LLC (1) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor) (5)	8.72%	08/2022	1,250	1,242	0.3	1,250

					10,800	10,607	2.7	10,914

Pharmaceuticals, Biotechnology & Life Sciences
Trinity Partners, LLC(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (2)	6.80%	02/2023	3,744	3,706	0.9	3,744
Trinity Partners, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			02/2023	—	(6)	—	—

					3,744	3,700	0.9	3,744

Retailing
Slickdeals Holdings, LLC(1) (3) (4) (19) (25)	Unitranche First Lien Revolver			06/2023	—	(14)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Slickdeals Holdings, LLC(1) (19)	Unitranche First Lien Term Loan	L + 625 (100 Floor) (2)	7.99%	06/2024	$14,726	$14,342	3.6%	$14,726
Strategic Partners, Inc.(1)	Senior Secured First Lien Term Loan	L + 375 (100 Floor) (2)	5.55%	06/2023	6,322	6,313	1.6	6,338

					21,048	20,641	5.2	21,064

Software & Services
Affinitiv, Inc.(1)	Unitranche First Lien Term Loan	L + 525 (100 Floor) (5)	7.17%	08/2024	6,500	6,393	1.6	6,500
Affinitiv, Inc.(1) (3) (4) (20)	Unitranche First Lien Revolver			08/2024	—	(14)	—	—
Ansira Partners, Inc.(1)	Unitranche First Lien Term Loan	L + 575 (100 Floor) (2)	7.55%	12/2022	6,867	6,829	1.6	6,477
Ansira Partners, Inc.(1) (3) (21)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor) (2)	7.49%	12/2022	626	622	0.1	572
Avaap USA LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (2)	7.05%	03/2023	3,808	3,748	1.0	3,846
Avaap USA LLC(1) (20)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor) (2)	7.02%	03/2023	347	342	0.1	351
Avaap USA LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			03/2023	—	(10)	—	7
Benesys, Inc.(1)	Senior Secured First Lien Term Loan	L + 425 (100 Floor) (2)	6.05%	10/2024	1,432	1,414	0.4	1,411
Benesys, Inc.(1) (3) (20)	Senior Secured First Lien Revolver	L + 425 (100 Floor) (2)	6.05%	10/2024	48	46	—	46
C-4 Analytics, LLC(1)	Senior Secured First Lien Term Loan	L + 475 (100 Floor) (2)	6.55%	08/2023	10,313	10,195	2.5	10,313
C-4 Analytics, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			08/2023	—	(6)	—	—
CAT Buyer, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor) (2)	7.30%	04/2024	6,302	6,194	1.5	6,272
CAT Buyer, LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 550(2)	7.30%	04/2024	151	140	—	149
Claritas, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (5)	7.94%	12/2023	1,121	1,112	0.3	1,121
Claritas, LLC(1) (3) (2)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (2)	7.80%	12/2023	120	118	—	120
List Partners, Inc.(1)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(2)	6.77%	01/2023	4,623	4,563	1.1	4,649
List Partners, Inc.(1) (3) (4) (20)	Senior Secured First Lien Revolver			01/2023	—	(5)	—	3
Ontario Systems, LLC(1)	Unitranche First Lien Term Loan	L + 550 (100 Floor) (2)	7.30%	08/2025	3,242	3,211	0.8	3,242
Ontario Systems, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver			08/2025	—	(5)	—	—
Ontario Systems, LLC(1) (3) (4) (21)	Unitranche First Lien Delayed Draw Term Loan			08/2025	—	(5)	—	—
Perforce Software, Inc.	Senior Secured First Lien Term Loan	L + 450(2)	6.30%	07/2026	12,469	12,410	3.1	12,492
Right Networks, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor) (2)	7.70%	11/2024	9,743	9,530	2.4	9,743
Right Networks, LLC(1) (3) (4) (2)	Unitranche First Lien Revolver			11/2024	—	(5)	—	—
Ruffalo Noel Levitz, LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor) (5)	7.94%	05/2022	2,531	2,503	0.6	2,518
Ruffalo Noel Levitz, LLC(1) (3) (4) (20)	Unitranche First Lien Revolver			05/2022	—	(3)	—	(2)
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan			10/2024	6,156	5,619	0.6	2,471
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan			10/2024	4,704	4,287	0.5	1,888
SMS Systems Maintenance Services, Inc.(1) (12)	Senior Secured Second Lien Term Loan			10/2024	2,859	2,670	0.5	2,193

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation Insight, LLC(1) (3) (4) (20)	Senior Secured First Lien Revolver			12/2024	$—	$(6)	—%	$(4)
Transportation Insight, LLC(1)	Senior Secured First Lien Term Loan	L + 450(2)	6.30%	12/2024	5,194	5,151	1.3	5,168
Transportation Insight, LLC(1) (3) (21)	Senior Secured First Lien Delayed Draw Term Loan	L + 450(5)	6.20%	12/2024	713	702	0.2	706
Trident Technologies, LLC(1)	Senior Secured First Lien Term Loan	L + 600 (150 Floor) (2)	7.62%	12/2025	15,000	14,775	3.6	14,775
Winxnet Holdings LLC(1) (3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor) (2)	7.76%	06/2023	647	632	0.2	634
Winxnet Holdings LLC(1)	Unitranche First Lien Term Loan	L + 600 (100 Floor) (2)	7.76%	06/2023	1,970	1,941	0.5	1,945
Winxnet Holdings LLC(1) (3) (20)	Unitranche First Lien Revolver	L + 600 (100 Floor) (2)	7.76%	06/2023	80	74	—	75

					107,566	105,162	24.5	99,681

Technology Hardware & Equipment
Onvoy, LLC(1)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor) (2)	12.30%	02/2025	2,635	2,541	0.6	2,339

Transportation
Pilot Air Freight, LLC(1)	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (2)	7.05%	07/2024	5,417	5,393	1.3	5,417
Pilot Air Freight, LLC(1)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor) (2)	7.05%	07/2024	1,209	1,209	0.3	1,209
Pilot Air Freight, LLC(1) (3) (4) (26)	Senior Secured First Lien Delayed Draw Term Loan			07/2024	—	(5)	—	—
Pilot Air Freight, LLC(1) (3) (4) (21)	Senior Secured First Lien Revolver			07/2024	—	(1)	—	—

					6,626	6,596	1.6	6,626

Total Debt Investments United States					$624,691	$614,426	149.2%	$607,109

Equity Investments
Automobiles & Components
APC Auto Tech Holdings, LLC(1) (13) (19)	Common Stock				2,427	1,090	—	162
APC Auto Technology Intermediate, LLC(1) (13) (19)	Preferred Stock				757	757	0.2	767

					3,184	1,847	0.2	929

Capital Goods
Alion Science and Technology Corporation(1) (13)	Common Stock				745,504	766	0.3	1,207

Commercial & Professional Services
Allied Universal holdings, LLC(1) (13)	Common Stock, Class A				2,240,375	1,011	0.5	2,199
MHS Acquisition Holdings, LLC(1) (13)	Common Stock				912	913	0.2	586
MHS Acquisition Holdings, LLC(1) (13)	Preferred Stock				20	20	—	—
PB Parent, LP(1) (13)	Common Stock				1,125,000	1,125	0.3	1,125
RSI Acquisition, LLC(1) (13)	Preferred Stock, Class A				137,000	137	—	137
TecoStar Holdings, Inc.(1) (13)	Common Stock				500,000	$500	0.2%	$973

					4,003,307	3,706	1.2	5,020
Consumer Services
Green Wrench Acquisition, LLC(1) (13)	Common Stock				3,906	391	0.1	391
HGH Investment, LP(1) (13)	Common Stock, Class A				4,171	417	0.1	416
Legalshield(1) (13)	Common Stock				372	372	0.2	719

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group Holdings, LLC(1) (13)	Common Stock, Class A				1,094	$109	—%	$109

					9,543	1,289	0.4	1,635

Diversified Financials
CBDC Senior Loan Fund LLC(9) (14) (15)	Partnership Interest				34,000,000	34,000	8.5	34,442
GACP II LP(9) (15)	Partnership Interest				18,067,282	18,067	4.5	18,564

					52,067,282	52,067	13.0	53,006

Health Care Equipment & Services
ExamWorks Group, Inc.(1) (13)	Common Stock				7,500	750	0.3	1,344
MDVIP, Inc.(1) (13)	Common Stock				46,807	667	0.2	922
NMN Holdings LP(1) (13)	Common Stock				11,111	1,111	0.3	1,009
PT Network, LLC(1) (13)	Common Stock, Class C				1	—	—	—
Spartan Healthcare Holdings, LLC(1) (13)	Common Stock				11,843	1,184	0.3	1,185

					77,262	3,712	1.1	4,460

Insurance
Integrity Marketing Acquisition, LLC(1) (13)	Common Stock				619,562	648	0.2	648
Integrity Marketing Acquisition, LLC(1) (13)	Preferred Stock				1,247	1,213	0.3	1,247
Integro Parent, Inc.(1) (9) (13)	Common Stock				4,468	454	0.2	878

					625,277	2,315	0.7	2,773

Materials
Kestrel Upperco, LLC(1) (13)	Common Stock, Class A				41,791	209	0.1	223

Retailing
Slickdeals Holdings, LLC(1) (13) (19)	Common Stock				109	1,091	0.3	1,207
Vivid Seats Ltd.(1) (13) (19)	Common Stock				608,108	608	0.3	1,083
Vivid Seats Ltd.(1) (13) (19)	Preferred Stock				1,891,892	1,892	0.6	2,563

					2,500,109	3,591	1.2	4,853

Software & Services
SMS Systems Maintenance Services, Inc.(1) (13)	Common Stock				1,142,789	1,144	—	—

Technology Hardware & Equipment
Onvoy, LLC(1) (13)	Common Stock, Class A				3,649	365	0.1	228
Onvoy, LLC(1) (13)	Common Stock, Class B				2,536	—	—	—

					6,185	365	0.1	228

Total Equity Investments United States					61,222,233	$71,011	18.3%	$74,334

Total United States						$685,437	167.5%	$681,443

Canada
Debt Investments
Software & Services
Corel Corporation(9)	Senior Secured First Lien Term Loan	L + 500(12)	6.91%	07/2026	$12,500	11,905	3.0	12,109

Total Debt Investments Canada					$12,500	$11,905	3.0%	$12,109

Total Canada						$11,905	3.0%	$12,109

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except share and per share data)

Company/Security/Country†‡	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
France
Debt Investments
Technology Hardware & Equipment
Parkeon, Inc.(9)	Senior Secured First Lien Term Loan	E + 525(17)	5.25%	04/2023	€1,995	$2,136	0.5%	$2,248

					1,995	2,136	0.5	2,248

Total Debt Investments France					€1,995	$2,136	0.5%	$2,248

Total France						$2,136	0.5%	$2,248

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien Delayed Draw Term Loan			12/2025	£—	—	—	—
Crusoe Bidco Limited(1) (3) (9)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—
Crusoe Bidco Limited(1) (9)	Unitranche First Lien Term Loan	L + 625(18)	7.04%	12/2025	6,067	7,402	2.0	8,038

					6,067	7,402	2.0	8,038

Total Debt Investments United Kingdom					£6,067	$7,402	2.0%	$8,038

Total United Kingdom						$7,402	2.0%	$8,038

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(1) (9) (11)	Unitranche First Lien - Last Out Term Loan	E + 650(17)	6.50%	02/2026	€6,910	7,625	1.9	7,756
PharComp Parent B.V.(1) (3) (9)	Unitranche First Lien Term Loan			02/2026	—	—	—	—

					6,910	7,625	1.9	7,756

Total Debt Investments Netherlands					€6,910	$7,625	1.9%	$7,756

Total Netherlands						$7,625	1.9%	$7,756

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(1) (9)	Unitranche First Lien Term Loan	E + 600(17)	6.00%	04/2026	€$9,507	$10,451	2.6%	$10,672
Miraclon Corporation(1) (9)	Unitranche First Lien Term Loan	L + 600(10)	7.96%	04/2026	$4,161	4,046	1.0	4,161

Total Debt Investments Belgium					13,668	$14,497	3.6%	$14,833

Equity Investments
Commercial & Professional Services
MIR Bidco SA(1) (9) (13)	Common Stock				921	1	—	1
MIR Bidco SA(1) (9) (13)	Preferred Stock				81,384	92	—	103

					82,305	93	—	104

Total Equity Investments Belgium					82,305	$93	—%	$104

Total Belgium						$14,590	3.6%	$14,937

Total Investments						$729,095	178.5%	$726,531

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

December 31, 2020

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

The Company’s primary investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company will seek to achieve its investment objectives by investing primarily in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. The Company may make multiple investments in the same portfolio company. Although the Company’s focus is to invest in private credit transactions, in certain circumstances it may also invest in broadly syndicated loans and bonds.

The Company is managed by Crescent Cap Advisors, LLC (the “Adviser” and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator” and formerly, CBDC Administration, LLC) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Adviser. The Board consists of five directors, four of whom are independent.

The Company has formed a wholly owned subsidiary that is structured as a tax blocker, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. This corporate subsidiary is not consolidated for income tax purposes and may incur income tax expense as a result of its ownership of portfolio companies.

On January 31, 2020, the Company completed a transaction to acquire Alcentra Capital Corporation in a cash and stock transaction (the “Alcentra Acquisition”). The Company was listed and began trading on the NASDAQ stock exchange on February 3, 2020. See “Note 14. Alcentra Acquisition” for more information.

On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). Consummation of the Sun Life Transaction resulted in a change of control of Crescent.

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

•

The Adviser’s management and Crescent’s alternative investment valuation committee reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Audit Committee.

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

Debt Issuance Costs

The Company records costs related to issuance of debt obligations as deferred financing costs. These costs are deferred and amortized using the effective yield method for revolving credit facilities, over the stated maturity life of the obligation. As of December 31, 2020 and December 31, 2019, there were $4,600 and $3,431, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, the Company had two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively. As of December 31, 2019, the Company had one portfolio company with three investment positions on non-accrual status, which represented 1.9% and 1.0% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2020, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. For the year ended December 31, 2020, the Company expensed an excise tax of $592, of which $421 remained payable. For the year ended December 31, 2019, the Company expensed an excise tax of $119, of which $110 remained payable. For the year ended December 31, 2018, the Company expensed an excise tax of $112, of which $112 remained payable.

CBDC Universal Equity, Inc. is a taxable entity (“Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continues to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

For the year ended December 31, 2020, the Company recognized a benefit/(provision) for taxes of $(235) on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2020, $630 was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2020, $1,324, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

For the year ended December 31, 2019, the Company recognized a benefit/(provision) for taxes of $(154), on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of December 31, 2019, $421, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2019, $879 was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

For the year ended December 31, 2018, the Company recognized a benefit/(provision) for taxes of $(88), on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of

December 31, 2018, $299, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2018, $604 was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

For the years ended December 31, 2020 and 2019, the Company recognized a tax benefit (provision) of $46 and $(67) on realized gains on investments, respectively. For the year ended December 31, 2018 there was no realized gain on investments requiring a recognition of a tax provision.

Dividends and Distributions to Stockholders

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

The SEC issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired or disposed entity is significant and improve the financial disclosure requirements applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the year ended December 31, 2020 which did not result in any new significant subsidiaries being identified.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred administrative services expenses of $819, $657 and $652, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, of which $321 and $175, respectively, were payable at December 31, 2020 and 2019.

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

On June 5, 2015, the Company entered into a sub-administration agreement with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian and other services on behalf of the Company. The sub-administration agreement with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses of $1,199, $973 and $778, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $300 and $263, respectively, were payable at December 31, 2020 and 2019.

Investment Advisory Agreement

On June 2, 2015, the Company entered into a investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), which was subsequently replaced by the Amended and Restated Investment Advisory Agreement (together with the Investment Advisory Agreement, the “Advisory Agreements”), which was approved by the Company’s stockholders on January 29, 2020 in connection with the Alcentra Acquisition resulting in the change of certain terms. Subsequently on December 17, 2020 in connection with the Sun Life Transaction, the Amended and Restated Investment Advisory Agreement was re-approved by the Company’s stockholders resulting in no substantive changes to the terms. Under the terms of the Amended and Restated Investment Advisory Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Amended and Restated Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Advisory Agreements, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred management fees of $6,766, $4,696 and $3,385, respectively, which are net of waived amounts, of $4,672, $4,502 and $2,602, respectively, of which $1,867 and $1,343 was payable at December 31, 2020 and December 31, 2019.

The Adviser has voluntarily waived its right to receive management fees on the Company’s investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the years ended December 31, 2020, 2019 and 2018, $148, $149 and $60, respectively, of management fees waived were attributable to the Company’s investment in GACP II LP.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred income incentive fees of $0, $0 and $555, respectively, which are net of waived amounts, of $8,639, $4,752 and $2,187, respectively, of which $0 and $0 were payable at December 31, 2020 and 2019.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recorded no incentive fee on cumulative unrealized capital appreciation.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

In conjunction with the closing of Alcentra Capital merger, the Company and the Adviser executed a Transaction Support Agreement, as described in Note 14.

A portion of the outstanding shares of the Company’s common stock are owned by Crescent Capital Group LP (“Crescent”). Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement. On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction.

As described in Note 6, the Company completed a private offering of senior unsecured notes due July 30, 2023 with Sun Life serving as sole lender.

Investments in and Advances to Affiliates

The Company’s investments in non-controlled affiliates for the year ended December 31, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$—	$(1,847)	$919	$—	$—
ASP MCS Acquisition	—	5,224	(13)	(3,788)	370	1,793	76
Battery Solutions, Inc.	—	4,917	—	—	(1,352)	3,565	178
Conisus, LLC	—	10,160	—	—	12,705	22,865	1,433
Slickdeals Holdings, LLC	15,933	82	(348)	50	293	16,010	1,189
Southern Technical Institute, Inc.	—	—	(1,271)	1,271	7,253	7,253	—
Vivid Seats Ltd.	3,646	—	—	—	68	3,714	—

Total Non-Controlled Affiliates	$20,507	$20,383	$(1,632)	$(4,314)	$20,256	$55,200	$2,876

The Company’s investments in non-controlled affiliates for the year ended December 31, 2019 were as follows (in thousands):

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2019	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Tech	$—	$9,747	$—	$(7,900)	$(919)	$928	$665
Slickdeals Holdings, LLC	12,096	3,897	(129)	—	69	15,933	1,464
Vivid Seats Ltd.	3,389	28	(541)	—	770	3,646	83

Total Non-Controlled Affiliates	$15,485	$13,672	$(670)	$(7,900)	$(80)	$20,507	$2,212

The Company’s investments in controlled affiliates for the year ended December 31, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$7,000	$(1,000)	$—	$(1,707)	$38,735	$2,200

The Company’s investments in controlled affiliates for the year ended December 31, 2019 were as follows (in thousands):

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$—	$34,000	$—	$—	$442	$34,442	$2,300

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

“Second lien” investments are loans with a second priority lien on all existing and future assets of the portfolio company. The security interest ranks below the security interests of any first lien and unitranche first lien lenders in those assets.

“Mezzanine” or “unsecured debt” investments are loans that generally rank senior to a borrower’s equity securities and junior in right of payment to such borrower’s other senior indebtedness.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments. The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

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

Investments at fair value consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020			December 31, 2019
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$380,909	$373,633	$(7,276)	$356,080	$351,332	$(4,748)
Unitranche First Lien	408,177	413,543	5,366	213,884	218,416	4,532
Unitranche First Lien - Last Out	15,668	14,917	(751)	15,845	16,044	199
Senior Secured Second Lien	105,056	104,656	(400)	64,801	58,887	(5,914)
Unsecured Debt	3,112	3,032	(80)	7,381	7,414	33
Equity & Other	41,974	69,331	27,357	19,037	21,432	2,395
LLC/LP Equity Interests	56,228	54,889	(1,339)	52,067	53,006	939

Total Investments	$1,011,124	$1,034,001	$22,877	$729,095	$726,531	$(2,564)

The industry composition of investments at fair value at December 31, 2020 and December 31, 2019 is as follows (in thousands):

Industry	Fair Value December 31, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
Health Care Equipment & Services	$269,614	26.08%	147,162	20.26%
Commercial & Professional Services	207,151	20.03	136,218	18.75
Software & Services	134,374	13.00	111,790	15.39
Consumer Services	123,704	11.96	68,380	9.41
Diversified Financials	65,128	6.30	60,288	8.30
Pharmaceuticals, Biotechnology & Life Sciences	38,018	3.68	11,500	1.58
Insurance	37,154	3.59	30,991	4.27
Retailing	23,537	2.28	25,917	3.56
Automobiles & Components	23,449	2.27	32,978	4.54
Media & Entertainment	22,865	2.21	—	—
Energy	18,776	1.82	13,162	1.81
Capital Goods	18,643	1.80	20,896	2.88
Food & Staples Retailing	18,220	1.76	33,300	4.58
Transportation	7,257	0.70	6,626	0.91
Materials	6,912	0.67	11,137	1.53
Food, Beverage & Tobacco	4,666	0.45	4,261	0.59
Household & Personal Products	4,253	0.41	3,854	0.53
Telecommunication Services	4,062	0.39	—	—
Consumer Durables & Apparel	3,223	0.31	3,256	0.45
Technology Hardware & Equipment	2,995	0.29	4,815	0.66

Total Investments	$1,034,001	100.00%	$726,531	100.00%

The geographic composition of investments at fair value at December 31, 2020 and December 31, 2019 is as follows (in thousands):

Geographic Region	Fair Value December 31, 2020	Percentage of Fair Value	Fair Value December 31, 2019	Percentage of Fair Value
United States	$971,838	93.99%	$681,443	93.79%
United Kingdom	23,960	2.32	8,038	1.11
Belgium	15,208	1.47	14,937	2.05
Canada	14,312	1.38	12,109	1.67
Netherlands	8,683	0.84	7,756	1.07
France	—	—	2,248	0.31

Total Investments	$1,034,001	100.00%	$726,531	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2020 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$33,735	$339,898	$373,633
Unitranche First Lien	—	—	413,543	413,543
Unitranche First Lien – Last Out	—	—	14,917	14,917
Senior Secured Second Lien	—	—	104,656	104,656
Unsecured Debt	—	—	3,032	3,032
Equity & Other	—	1,500	67,831	69,331

Subtotal	$—	$35,235	$943,877	$979,112

Investments Measured at NAV (1)				54,889

Total Investments				$1,034,001

Foreign Currency Forward Contracts	$—	$(632)	$—	$(632)

The following table presents fair value measurements of investments as of December 31, 2019 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$83,139	$268,193	$351,332
Unitranche First Lien	—	—	218,416	218,416
Unitranche First Lien – Last Out	—	—	16,044	16,044
Senior Secured Second Lien	—	9,318	49,569	58,887
Unsecured Debt	—	—	7,414	7,414
Equity & Other	—	—	21,432	21,432

Subtotal	$—	$92,457	$581,068	$673,525

Investments Measured at NAV (1)				53,006

Total Investments				$726,531

Foreign Currency Forward Contracts	$—	$693	$—	$693

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2020, based off of the fair value hierarchy at December 31, 2020 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2020	$268,193	$218,416	$16,044	$49,569	$7,414	$21,432	$581,068
Amortized discounts/premiums	1,776	1,669	35	218	119	10	3,827
Paid in-kind interest	1,399	352	—	267	175	1,432	3,625
Net realized gain (loss)	(334)	—	—	(9,002)	—	(667)	(10,003)
Net change in unrealized appreciation (depreciation)	(3,670)	833	(949)	5,855	(114)	23,467	25,422
Purchases	155,047	239,785	—	62,622	1,981	22,376	481,811
Sales/return of capital/principal repayments/paydowns	(89,512)	(47,512)	(213)	(4,873)	(6,543)	(219)	(148,872)
Transfers in	6,999	—	—	—	—	—	6,999
Transfers out	—	—	—	—	—	—	—

Balance as of December 31, 2020	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2020	$(3,286)	$(2,116)	$(949)	$(253)	$46	$2,518	$(4,040)

During the year ended December 31, 2020, the Company recorded $0 in transfers from Level 3 to Level 2 and $6,999 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2019, based off of the fair value hierarchy at December 31, 2019 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2019	$232,214	$84,891	$—	$53,857	$7,263	$13,806	$392,031
Amortized discounts/premiums	1,090	1,097	47	290	33	—	2,557
Paid in-kind interest	440	—	—	—	120	—	560
Net realized gain (loss)	(597)	10	—	(7,900)	—	1,299	(7,188)
Net change in unrealized appreciation (depreciation)	819	2,597	198	911	(2)	2,072	6,595
Purchases	102,410	164,399	16,012	2,425	—	7,183	292,429
Sales/return of capital/principal repayments/paydowns	(50,060)	(34,578)	(213)	(4,669)	—	(2,928)	(92,448)
Transfers in	—	—	—	4,655	—	—	4,655
Transfers out	(18,123)	—	—	—	—	—	(18,123)

Balance as of December 31, 2019	$268,193	$218,416	$16,044	$49,569	$7,414	$21,432	$581,068

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2019	$395	$3,375	$199	$(1,528)	$(2)	$2,780	$5,219

During the year ended December 31, 2019, the Company recorded $18,123 in transfers from Level 3 to Level 2 and $4,655 in transfers from Level 2 to Level 3 due to an increase and a decrease, respectively, in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$301,956	Discounted Cash Flows	Discount Rate	4.7%-25.2% (7.3%)
	21,189	Enterprise Value	Comparable EBITDA Multiple	3.7x-16.6x (7.9x)
	16,753	Broker Quoted	Broker Quote	N/A

Subtotal:	$339,898

Unitranche First Lien	$392,281	Discounted Cash Flows	Discount Rate	4.8%-15.0% (7.0%)
	5,673	Enterprise Value	Comparable EBITDA Multiple	5.9x-5.9x (5.9x)
	2,668	Collateral Analysis	Recovery Rate	100.0%
	12,921	Broker Quoted	Broker Quote	N/A

Subtotal	$413,543

Unitranche First Lien - Last Out	$8,454	Discounted Cash Flows	Discount Rate	6.2%-6.2% (6.2%)
	6,463	Collateral Analysis	Recovery Rate	80.0%

Subtotal	$14,917

Senior Secured Second Lien	$104,362	Discounted Cash Flows	Discount Rate	7.5%-14.0% (9.5%)
	294	Broker Quoted	Broker Quote	N/A

Subtotal:	$104,656

Unsecured Debt	$3,032	Discounted Cash Flows	Discount Rate	12.5%-21.4% (16.6%)

Equity & Other	$66,002	Enterprise Value	Comparable EBITDA Multiple	1.5x-25.9x (10.2x)
	1,829	Broker Quoted	Broker Quote	N/A

Subtotal:	$67,831

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2019 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$213,314	Discounted Cash Flows	Discount Rate	6.3%-12.9% (7.4%)
	7,488	Enterprise Value	Comparable EBITDA Multiple	11.7x
	47,391	Broker Quoted	Broker Quote	N/A

Subtotal:	$268,193

Unitranche First Lien	$183,908	Discounted Cash Flows	Discount Rate	7.1%-10.8% (8.0%)
	34,508	Broker Quoted	Broker Quote	N/A

Subtotal	$218,416

Unitranche First Lien - Last Out	$16,044	Discounted Cash Flows	Discount Rate	6.5%-12.2% (9.5%)

Senior Secured Second Lien	$43,018	Discounted Cash Flows	Discount Rate	9.1%-15.6% (10.8%)
	6,551	Enterprise Value	Comparable EBITDA Multiple	11.4x

Subtotal:	$49,569

Unsecured Debt	$7,414	Discounted Cash Flows	Discount Rate	11.0%-15.7% (11.5%)

Equity & Other	$21,432	Enterprise Value	Comparable EBITDA Multiple	7.3x-17.9x (14.4x)

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2020 and December 31, 2019. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Note 6. Debt

Debt consisted of the following as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$260,210	$89,790	$260,210	$235,263	2.63%
Corporate Revolving Facility	200,000	149,904	50,096	149,904	150,378	2.93%
Unsecured Notes	50,000	50,000	—	50,000	15,027	6.49%
InterNotes ®	16,418	16,418	—	16,418	20,398	6.40%

Total Debt	$616,418	$476,532	$139,886	$476,532	$421,066	3.26%

	December 31, 2019
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$250,000	$220,687	$29,313	$220,687	$200,975	4.03%
Corporate Revolving Facility	200,000	104,754	95,246	104,754	74,930	4.26%

Total Debt	$450,000	$325,441	$124,559	$325,441	$275,905	4.10%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The amount presented excludes netting of deferred financing costs.

As of December 31, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2020 and December 31, 2019, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of December 31, 2020 and December 31, 2019, the Company was in compliance with the terms and covenants of its debt arrangements.

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

The maximum commitment amount under the SPV Asset Facility is $350,000 and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) March 10, 2025 (the Facility Maturity Date) and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.20% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility and subsequent amendments were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of December 31, 2020 and December 31, 2019, deferred financing costs related to the SPV Asset Facility were $2,540 and $1,508, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of December 31, 2020 and December 31, 2019, deferred financing costs related to the Corporate Revolving Facility were $1,360 and $1,923, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

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

Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Unsecured Notes”). The Unsecured Notes have a delayed draw feature. The initial issuance of $25,000 of Unsecured Notes closed July 30, 2020. The issuance of the remaining $25,000 of Unsecured Notes is closed on October 28, 2020.

The Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year, commencing on January 30, 2021. As of December 31, 2020, the Company was in compliance with the terms of the note purchase agreement governing the Unsecured Notes.

Costs incurred in connection with issuing the Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Unsecured Notes on an effective yield basis. As of December 31, 2020 and December 31, 2019, deferred financing costs related to the Unsecured Notes were $700 and $0, respectively, and were included in debt on the Consolidated Statements of Assets and Liabilities.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, the Company assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The majority of InterNotes® were issued by Alcentra Corporation between January 2015 and January 2016. Each series of notes has been issued by a separate trust administered by U.S. Bank.

As of December 31, 2020, the outstanding InterNotes® bear interest at fixed interest rates ranging between 6.25% and 6.75% and offer a variety of maturities ranging between February 15, 2021 and April 15, 2022.

Summary of Interest and Credit Facility Expenses

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, Unsecured Notes, InterNotes ®, and prior corporate revolving facility for the years ended December 31, 2020, 2019 and 2018, were as follows (in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Borrowing interest expense	$13,417	$12,068	$7,502
Unused facility fees	740	254	187
Amortization of financing costs	1,328	1,040	761

Total interest and credit facility expenses	$15,485	$13,362	$8,450

Weighted average outstanding balance	$421,066	$275,905	$182,328

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

For the years ended December 31, 2020, 2019 and 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $35,788, $23,342 and $7,975, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of December 31, 2020 and December 31, 2019.

As of December 31, 2020 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts(2)
Wells Fargo Bank, N.A.	$264	$(896)	$(632)	$—	$(632)

Total	$264	$(896)	$(632)	$—	$(632)

As of December 31, 2019 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts(2)
Wells Fargo Bank, N.A.	$758	$(65)	$693	$—	$693

Total	$758	$(65)	$693	$—	$693

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, was as follows (in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1,324)	675	17

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(1,324)	$675	$17

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2020 and December 31, 2019, the Company had aggregated unfunded commitments totaling $80,837 and $82,745 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of December 31, 2020 and December 31, 2019, the Company has the following unfunded commitments to portfolio companies (in thousands):

	December 31, 2020		December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Commitment Expiration Date (1)	Unfunded Commitment(2)
Senior Secured and Unitranche First Lien
Abode Healthcare, Inc.	8/28/2025	$1,150	8/25/2025	$862
Affinitiv, Inc.	8/26/2024	567	8/26/2024	850
Ameda, Inc.	9/29/2022	113	9/29/2022	113
Anne Arundel Dermatology Management, LLC	10/16/2022	1,159	—	—
Anne Arundel Dermatology Management, LLC	10/16/2025	550	—	—
Ansira Partners, Inc.	—	—	4/16/2020	322
Auto-Vehicle Parts, LLC	1/3/2023	600	1/3/2023	600
Avaap USA LLC	3/22/2023	650	3/22/2023	650

	December 31, 2020		December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Commitment Expiration Date (1)	Unfunded Commitment(2)
Benesys, Inc.	10/5/2024	150	10/5/2024	102
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	11/16/2020	850
BFC Solmetex LLC & Bonded Filter Co. LLC	—	—	9/26/2023	240
C-4 Analytics, LLC	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC	4/11/2024	550	4/11/2024	399
CC SAG Acquisition Corp.	—	—	9/9/2021	2,128
CC SAG Acquisition Corp.	—	—	9/9/2025	1,050
Centauri Health Solutions, Inc.	—	—	1/31/2022	1,575
Centria Subsidiary Holdings, LLC	12/09/2025	1,816	12/9/2025	1,974
Claritas, LLC	12/21/2023	188	12/21/2023	180
Colibri Group LLC	5/1/2025	1,000	5/1/2025	733
Consolidated Label Co., LLC	7/15/2026	650	—	—
Continental Battery Company	—	—	1/15/2020	1,811
Continental Battery Company	12/14/2022	567	12/14/2022	170
COP Home Services Holdings, Inc.	—	—	5/13/2025	464
CRA MSO, LLC	—	—	8/31/2020	1,000
CRA MSO, LLC	12/17/2023	120	12/17/2023	200
CRA MSO, LLC	—	—	5/13/2021	697
Crusoe Bidco Limited	—	—	12/2/2025	340
DFS Intermediate Holdings, LLC	—	—	9/18/2020	328
DFS Intermediate Holdings, LLC	—	—	3/31/2022	336
EiKo Global, LLC	6/1/2023	750	6/1/2023	750
Empire Auto Parts, LLC	9/5/2024	400	9/5/2023	400
Everlast Parent Inc.	10/30/2022	3,412	—	—
Everlast Parent Inc.	10/30/2026	1,611	—	—
GrapeTree Medical Staffing, LLC	10/19/2022	450	10/19/2022	450
HCOS Group Intermediate III LLC	9/30/2026	900	—	—
Hepaco, LLC	8/18/2023	92	8/18/2023	257
Hepaco, LLC	8/18/2024	112	—	—
Hercules Borrower LLC	12/15/2026	2,222	—	—
HGH Purchaser, Inc.	11/1/2021	557	11/1/2021	3,378
HGH Purchaser, Inc.	11/3/2025	912	11/3/2025	828
Hospice Care Buyer, Inc.	6/09/2021	2,679	—	—
Hospice Care Buyer, Inc.	12/09/2026	1,386	—	—
Hospice Care Buyer, Inc.	12/09/2026	1,668	—	—
Hsid Acquisition, LLC	1/31/2026	750	—	—
Integrity Marketing Acquisition, LLC	—	—	10/15/2020	333
Integrity Marketing Acquisition, LLC	—	—	2/29/2020	1,576
Integrity Marketing Acquisition, LLC	—	—	2/27/2021	3,095
Integrity Marketing Acquisition, LLC	8/27/2025	1,409	8/27/2025	1,409
ISS Compressors Industries, Inc.	2/05/2026	833	—	—
IvyRehab Intermediate II, LLC	12/04/2022	1,450	—	—
IvyRehab Intermediate II, LLC	12/04/2024	500	—	—
Kestrel Parent, LLC	11/13/2023	871	11/13/2023	871
Learn-It Systems, LLC	3/18/2022	1,456	3/18/2022	2,288
Learn-It Systems, LLC	3/18/2025	600	3/18/2025	108
Lightspeed Buyer, Inc.	8/3/2021	648
Lightspeed Buyer, Inc.	2/03/2026	700
List Partners, Inc.	—	—	7/6/2022	156
List Partners, Inc.	1/5/2023	450	1/5/2023	450
Mann Lake Ltd.	10/04/2024	60	10/4/2024	456
Maroon Group, LLC	—	—	8/31/2022	252
Midwest Industrial Rubber	—	—	12/2/2021	525
MRI Software LLC	2/10/2022	519	—	—
MRI Software LLC	2/10/2026	1,184	—	—
MRI Software LLC	2/10/2026	1,266	—	—
New Mountain Learning	—	—	3/16/2024	125
Omni Ophthalmic Management Consultants, LLC	—	—	7/10/2019	1,150
Omni Ophthalmic Management Consultants, LLC	—	—	9/22/2021	850
Omni Ophthalmic Management Consultants, LLC	2/28/2021	623	—	—
Ontario Systems, LLC	9/5/2021	1,100	9/5/2021	1,100
Ontario Systems, LLC	8/30/2025	300	8/30/2025	500
Pilot Air Freight, LLC	—	—	7/25/2020	1,200

	December 31, 2020		December 31, 2019
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Commitment Expiration Date (1)	Unfunded Commitment(2)
Pilot Air Freight, LLC	7/25/2024	100	7/25/2024	100
Pinnacle Treatment Centers, Inc.	1/17/2022	457	—	—
Pinnacle Treatment Centers, Inc.	12/31/2022	571	—	—
POC Investors, LLC	—	—	11/10/2021	1,000
Potter Electric Signal Company	12/19/2021	1,123	12/19/2021	1,113
Potter Electric Signal Company	—	—	12/19/2022	519
Potter Electric Signal Company	12/19/2024	550	—	—
Prism Bidco, Inc.	6/25/2026	833	—	—
PT Network, LLC	11/30/2023	400	11/30/2023	400
Pye-Barker Fire & Safety, LLC	—	—	11/26/2021	3,750
Receivable Solutions, Inc.	10/1/2024	300	10/1/2024	270
Right Networks, LLC	11/4/2024	232	11/4/2024	233
Ruffalo Noel Levitz, LLC	5/29/2022	60	5/29/2022	300
Safco Dental Supply, LLC	6/14/2025	600	6/14/2025	600
Saturn Borrower Inc	9/30/2026	1,513	—	—
SavATree, LLC	6/2/2022	122	6/2/2020	745
SavATree, LLC	6/2/2022	550	6/2/2022	550
Seniorlink Incorporated	7/17/2026	1,037	—	—
Slickdeals Holdings, LLC	6/12/2023	727	6/12/2023	727
Smile Brands, Inc.	—	—	10/12/2020	419
Smile Brands, Inc.	10/12/2023	300	10/12/2023	260
Smile Doctors LLC	—	—	04/06/20	198
Smile Doctors LLC	10/6/2022	1,070	10/6/2022	170
Southern HVAC Corporation	10/30/2022	2,450	—	—
Southern HVAC Corporation	10/30/2022	1,000	—	—
Spear Education	2/3/2026	3,125	—	—
Teal Acquisition Co., Inc	9/22/2026	1,642	—	—
Teal Acquisition Co., Inc	9/22/2026	1,004	—	—
The Hilb Group, LLC	—	—	12/2/2021	1,020
The Hilb Group, LLC	12/2/2025	340	—	—
Teaching Strategies LLC	5/14/2024	629	5/14/2024	447
THG Acquisition, LLC	12/15/2022	1,728	—	—
THG Acquisition, LLC	12/02/2025	142	—	—
Transportation Insight, LLC	—	—	12/18/2020	576
Transportation Insight, LLC	12/3/2024	750	12/3/2024	750
Tranzonic	3/27/2023	110	3/27/2023	550
Trinity Partners, LLC	2/21/2023	450	2/21/2023	450
Unifeye Vision Partners	9/13/2021	2,237	9/13/2021	3,050
Unifeye Vision Partners	9/13/2025	1,247	9/13/2025	1,473
UP Acquisition Corp	—	—	1/31/2020	1,624
UP Acquisition Corp	5/23/2024	859	5/23/2024	1,177
Winxnet Holdings LLC	—	—	6/29/2020	400
Winxnet Holdings LLC	6/29/2023	160	6/29/2023	320
Wrench Group LLC	—	—	4/30/2021	1,035
Crusoe Bidco Limited	12/10/2025	538	12/5/2020	2,977
Crusoe Bidco Limited	12/10/2025	169	12/10/2025	2,233
VetStrategy	7/31/2027	347	—	—
VetStrategy	7/31/2027	2,355	—	—
Vital Care Buyer, LLC	10/19/2025	2,222	—	—
PharComp Parent B.V.	2/20/2026	2,056	2/20/2026	2,096

Total Senior Secured and Unitranche First Lien		78,405		72,613

Senior Secured Second Lien
Service Logic Acquisition, Inc	10/30/2022	2,432	—	—
NMN Holdings III Corp.	—	—	11/13/2020	1,667

Total Senior Secured Second Lien		2,432		1,667

LLC/LP Equity Interests
CBDC Senior Loan Fund LLC	—	$—	—	$6,000
GACP II LP	—	—	—	2,465

Total LLC/LP Equity Interests	—	—	—	8,465

Total		$80,837		$82,745

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2020 and December 31, 2019.

As of December 31, 2020, the Company believes that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate liquidity.

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

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including Crescent, providing for the private placement of its common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, the Company issued 23,127,335 common shares for aggregate proceeds of $456,297, of which $10,000 was from Crescent. Proceeds from the issuances were used to fund investing activities and for other general corporate purposes. Additionally, on January 31, 2020, the Company issued 5,203,016 shares in connection with the Alcentra Acquisition. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in a private offering were terminated.

For the years ended December 31, 2020, 2019 and 2018, the Company issued 30,128, 76,969 and 29,914 new common shares, respectively, in connection with its dividend reinvestment plan.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
November 4, 2020	December 31, 2020	January 15, 2021	$0.41
August 7, 2020	September 30, 2020	October 15, 2020	$0.41
May 11, 2020	June 30, 2020	July 15, 2020	$0.41
March 3, 2020	March 31, 2020	April 15, 2020	$0.41
November 8, 2019	December 30, 2019	January 17, 2020	$0.41
September 27, 2019	September 27, 2019	October 18, 2019	$0.41
June 28, 2019	June 28, 2019	July 18, 2019	$0.41
March 29, 2019	March 29, 2019	April 12, 2019	$0.41
December 31, 2018	December 31, 2018	January 15, 2019	$0.40
September 27, 2018	September 28, 2018	October 12, 2018	$0.38
June 19, 2018	June 20, 2018	July 13, 2018	$0.37
March 29, 2018	March 30, 2018	April 13, 2018	$0.32

At December 31, 2020 and December 31, 2019, Crescent owned 2.11% and 2.23%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2020 and December 31, 2019, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Net increase (decrease) in net assets resulting from operations	$54,672	$29,279	$8,115
Weighted average common shares outstanding	27,681,757	17,344,640	10,719,485
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$1.98	$1.69	$0.76

Note 11. Income Taxes

The tax character of shareholder distributions attributable to the years ended December 31, 2020, 2019 and 2018, were as follows (in thousands):

	2020	2019	2018
Ordinary Income (1)	$46,216	$29,258	$16,720
Capital Gains	—	—	—

Total	$46,216	$29,258	$16,720

(1)

For years ended December 31, 2020, 2019 and 2018, 98.0%, 100% and 100%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the years ended December 31, 2020, 2019 and 2018, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of wash sales, organizational expenses, partnership basis adjustments, forward contracts mark to market and defaulted bond income accruals is as follows (in thousands):

	2020	2019	2018
Undistributed net investment income	$8,439	$6,685	$2,454
Other temporary differences	(456)	(465)	(366)
Post October loss deferrals	—	—	—
Capital loss carryover (1)	(63,271)	(8,716)	(916)
Unrealized appreciation (depreciation)	20,630	(4,901)	(7,630)

Components of tax distributable earnings at year end	$(34,658)	$(7,397)	$(6,458)

(1)	Capital loss carryforward is subject to limitations under IRC Sections 382 & 383.

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

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service. A portion of losses acquired from Alcentra Capital may be subject to limitations under the Internal Revenue Code.

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. For the years ended December 31, 2020, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows (in thousands):

	2020	2019	2018
Accumulated net realized gain (loss)	$(35,651)	$(1,379)	$670
Distributions in excess of Investment Company Taxable Income	(94)	419	(558)

Total	$35,745	$960	$(112)

The tax cost of the Company’s investments as of December 31, 2020, approximates their amortized cost.

As of December 31, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

	As of December 31, 2020	As of December 31, 2019
Tax cost	$1,038,153	$730,999

Gross unrealized appreciation	$26,684	$14,809
Gross unrealized depreciation	(30,836)	(19,277)

Net unrealized investment appreciation (depreciation)	$(4,152)	$(4,468)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 relating to the common shares issued through December 31, 2020 pursuant to the Subscription Agreements (in thousands, except share and per share data):

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$19.50	$19.43	$20.10	$20.08	$19.13
Net investment income after tax	1.80	1.83	1.65	1.31	1.23
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	0.18	(0.14)	(0.89)	(0.11)	1.04

Net increase (decrease) in net assets resulting from operations	1.98	1.69	0.76	1.20	2.27

Effect of equity issuances, net of share repurchases	0.04	0.03	0.06	0.02	(0.20)
Distributions declared from net investment income(2)	(1.64)	(1.64)	(1.47)	(1.18)	(1.10)
Offering costs	—	(0.01)	(0.02)	(0.02)	(0.02)

Total increase (decrease) in net assets	0.38	0.07	(0.67)	0.02	0.95

Net asset value, end of period	$19.88	$19.50	$19.43	$20.10	$20.08

	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Shares outstanding, end of period	28,167,360	20,862,314	13,358,289	8,597,116	6,376,850
Market value, end of period	$14.57	$—	$—	$—	$—
Weighted average shares outstanding	27,681,757	17,344,640	10,719,485	7,562,447	5,191,589
Total return based on market value(3)	1.47%	—%	—%	—%	—%
Total return based on net asset value(4)	10.36%	8.81%	4.06%	5.99%	10.70%

Ratio/Supplemental Data:
Net assets, end of period	$560,000	$406,917	$259,579	$172,800	$128,056
Ratio of total net expenses to average net assets(5)(6)	5.34%	6.54%	7.33%	8.02%	7.17%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.24%	2.50%	3.06%	3.53%	4.08%
Ratio of net investment income before taxes to average net assets(6)	10.10%	9.61%	8.48%	6.45%	6.14%
Ratio of interest and credit facility expenses to average net assets(7)	3.10%	4.03%	4.01%	3.44%	2.59%
Ratio of net incentive fees to average net assets	—%	—%	0.26%	1.05%	0.50%
Ratio of portfolio turnover to average investments at fair value	28.01%	23.97%	27.89%	19.27%	34.36%
Weighted average debt outstanding	$421,066	$275,905	$182,328	$133,486	$78,294
Asset coverage ratio	217%	225%	209%	214%	236%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(3)

Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the market price of $16.40 per share on February 3, 2020, the date of the Company’s listing on NASDAQ, and not annualized.

(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share.

(5)

The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 5.37%, 6.58% and 7.36% for the years ended December 31, 2020, 2019 and 2018, respectively. The GACP II investment was made in 2018, and as such, the 2017 and 2016 ratios were not affected.

(6)	Annualized except for organization expenses.
(7)	Annualized.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2020	Quarter Ended September 30, 2020	Quarter Ended June 30, 2020	Quarter Ended March 31, 2020
Investment income	$20,281	$18,674	$19,327	$18,831
Net expenses	7,057	6,335	6,260	7,040

Net investment income before taxes	13,224	12,339	13,067	11,791
Income and excise taxes	61	131	111	238

Net investment income after taxes	13,163	12,208	12,956	11,553

Net realized and unrealized gains (losses)	21,586	26,294	43,654	(82,728)
Realized loss on asset acquisition	—	—	—	(3,825)
Benefit/(Provision) for taxes on realized gain on investments	46	—	—	—
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(336)	(161)	(193)	455

Net increase (decrease) in net assets resulting from operations after tax	$34,459	$38,341	$56,417	$(74,545)

Net investment income per share (basic and diluted)	$0.47	$0.43	$0.46	$0.44

Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$1.22	$1.36	$2.00	$(2.84)

Weighted average shares outstanding	28,167,360	28,167,360	28,168,643	26,212,991

Net asset value per share	$19.88	$19.07	$18.12	$16.52

	Quarter Ended December 31, 2019	Quarter Ended September 30, 2019	Quarter Ended June 30, 2019	Quarter Ended March 31, 2019
Investment income	$14,667	$14,836	$12,519	$11,455
Total expenses	6,232	5,659	5,140	4,624

Net investment income before taxes	8,435	9,177	7,379	6,831
Income and excise taxes	125	9	3	2

Net investment income after taxes	8,310	9,168	7,376	6,829

Net realized and unrealized gains	584	(6,415)	1,167	2,481
Provision for taxes on realized gain on investments	(67)

Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	352	(26)	(31)	(449)

Net increase in net assets resulting from operations after tax	$9,179	$2,727	$8,512	$8,861

Net investment income per share (basic and diluted)	$0.41	$0.49	$0.47	$0.47

Net increase in net assets resulting from operations per share (basic and diluted)	$0.45	$0.15	$0.54	$0.61

Weighted average shares outstanding	20,320,131	18,810,099	15,703,473	14,464 ,405

Net asset value per share	$19.50	$19.48	$19.75	$19.63

	Quarter Ended December 31, 2018	Quarter Ended September 30, 2018	Quarter Ended June 30, 2018	Quarter Ended March 31, 2018
Investment income	$10,509	$8,724	$7,251	$6,811
Total expenses	4,426	3,848	3,504	3,667

Net investment income before taxes	6,083	4,876	3,747	3,144
Income and excise taxes	114	1	7	(1)

Net investment income after taxes	5,969	4,875	3,740	3,145

Net realized and unrealized gains (losses)	(7,671)	(82)	(1,439)	(334)
Benefit/(Provision) for taxes on unrealized appreciation (depreciation) on investments	(105)	12	(26)	31

Net increase (decrease) in net assets resulting from operations after tax	$(1,807)	$4,805	$2,275	$2,842

Net investment income per share (basic and diluted)	$0.47	$0.43	$0.38	$0.36

Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$(0.14)	$0.42	$0.23	$0.32

Weighted average shares outstanding	12,725,993	11,394,307	9,902,467	8,805,686

Net asset value per share	$19.43	$19.97	$19.93	$20.08

Note 14. Alcentra Acquisition

On August 12, 2019, the Company entered into an Agreement and Plan of Merger (as amended on September 27, 2019, the “Merger Agreement”) to acquire Alcentra Capital Corporation (“Alcentra Capital”) in a cash and stock transaction (the “Alcentra Acquisition”).

In connection with the Alcentra Acquisition, which was completed on January 31, 2020, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition was converted into the right to receive from the Company, in accordance with the Merger Agreement, (a) approximately $1.50 per share in cash consideration less $0.80 per share spillover dividend declared by Alcentra Capital, and (b) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of the Company’s common stock (the “Exchange Ratio”) (and, if applicable, cash in lieu of fractional shares of the Company’s common stock). The Exchange Ratio was fixed on the date of the Merger Agreement, and was not subject to adjustment based on changes in the trading price of Alcentra Capital’s common stock before the closing of the Alcentra Acquisition. Based on the number of shares of Alcentra Capital common stock outstanding on the date of the merger, approximately 5,203,016 of the Company’s shares of common stock were exchanged for approximately 12,875,566 outstanding shares of Alcentra Capital common stock, subject to adjustment in certain limited circumstances. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in a private offering were terminated.

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

Total consideration paid by the Company, including transaction costs related to the merger, of $118,256 was allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the closing date, subject to the limitation that certain “non-qualifying” assets, including financial instruments, could not be assigned an amount greater than their fair values. As a result of this limitation, total consideration paid by the Company exceeded the fair value of the net assets acquired by $3,825, which has been presented as a realized loss in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020. The Company estimated the fair value of the assets acquired and liabilities assumed in accordance with ASC 820; the methodologies utilized to make these estimates were consistent with those used by the Company in estimating the fair value of its own assets and liabilities.

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

Note 15. Stock Repurchase Program

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

The following table summarizes share repurchases under the Company’s stock repurchase program for the year ended December 31, 2020. There were no share repurchases for the years ended December 31, 2019 and December 31, 2018 (in thousands, except share and per share data).

Year Ended December 31, 2020
Dollar amount repurchased	$2,208
Shares repurchased	192,415
Average price per share including commission	$11.48
Weighted average discount to net asset value	40.89% (1)
(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Note 16. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020.

On January 5, 2021, Sun Life Financial Inc. acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction.

On February 15, 2021, $5,401 of InterNotes® matured and were redeemed at par. The Company provided notice to redeem the remaining $11,017 of InterNotes® which is expected to be paid off on March 19, 2021.

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The 2026 Unsecured Notes have a delayed draw feature. The initial issuance of $50,000 of Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes is expected to close on or before May 17, 2021.

On February 22, 2021, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on April 15, 2021 to stockholders of record as of March 31, 2021

On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive incentive fees to the extent net investment income falls short of the declared dividend on a full dollar basis. The waiver will become effective upon expiration of the current waivers on July 31, 2021 and will continue through December 31, 2022.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

(c) Attestation Report of the Registered Public Accounting Firm. This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm pursuant to the rules of the SEC.

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2021 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

4.2	Form of Base Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 3, 2020).

4.3	Form of Supplemental Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 3, 2020).

4.4	Form of First Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 3, 2020).

4.5	Form of Global Note relating to the Alcentra Capital InterNotes® 6.500% Notes due 2022 (included as Exhibit A to the Form of First Supplemental Indenture) (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on February 3, 2020).

4.6	Form of Seventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on February 3, 2020)).

4.7	Form of Global Note relating to the Alcentra Capital InterNotes® 6.750% Notes due 2022 (included as Exhibit A to the Form of Seventh Supplemental Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K filed on February 3, 2020).

4.8	Form of Tenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K filed on February 3, 2020).

4.9	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Tenth Supplemental Indenture) (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K filed on February 3, 2020).

4.10	Form of Eleventh Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.13 to the Company’s Form 8-K filed on February 3, 2020).

4.11	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Eleventh Supplemental Indenture) (incorporated by reference to Exhibit 4.14 to the Company’s Form 8-K filed on February 3, 2020).

4.12	Form of Twelfth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (incorporated by reference to Exhibit 4.15 to the Company’s Form 8-K filed on February 3, 2020).

4.13	Form of Global Note relating to the Alcentra Capital InterNotes® 6.50% Notes due 2021 (included as Exhibit A to the Form of Twelfth Supplemental Indenture) (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K filed on February 3, 202)).

4.14	Form of Thirteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K filed on February 3, 2020).

4.15	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Thirteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.18 to the Company’s Form 8-K filed on February 3, 2020)).

4.16	Form of Fourteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.19 to the Company’s Form 8-K filed on February 3, 2020).

4.17	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fourteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.20 to the Company’s Form 8-K filed on February 3, 2020).

4.18	Form of Fifteenth Supplemental Indenture relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.21 to the Company’s Form 8-K filed on February 3, 2020).

4.19	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Fifteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.22 to the Company’s Form 8-K filed on February 3, 2020).

4.20	Form of Sixteenth Supplemental Indenture relating to the Alcentra Capital® InterNotes 6.375% Notes due 2021 (incorporated by reference to Exhibit 4.23 to the Company’s Form 8-K filed on February 3, 2020).

4.21	Form of Global Note relating to the Alcentra Capital InterNotes® 6.375% Notes due 2021 (included as Exhibit A to the Form of Sixteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.24 to the Company’s Form 8-K filed on February 3, 2020).

4.22	Form of Seventeenth Supplemental Indenture relating to the Alcentra Capital® InterNotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.25 to the Company’s Form 8-K filed on February 3, 2020).

4.23	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Seventeenth Supplemental Indenture) (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K filed on February 3, 2020).

4.24	Form of Eighteenth Supplemental Indenture relating to the Alcentra Capital® InterNotes 6.25% Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Company’s Form 8-K filed on February 3, 2020).

4.25	Form of Global Note relating to the Alcentra Capital InterNotes® 6.25% Notes due 2021 (included as Exhibit A to the Form of Eighteenth Supplemental Indenture) (incorporated by reference to Exhibit 4.28 to the Company’s Form 8-K filed on February 3, 2020).

4.26	Form of Nineteenth Supplemental Indenture by and among Alcentra Capital Corporation, the Company and U.S. Bank National Association relating to the assumption of the Alcentra Capital InterNotes® (incorporated by reference to Exhibit 4.29 to the Company’s Form 8-K filed on February 3, 2020).

4.27	Description of Securities (Filed herewith)

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and Crescent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.9	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.10	Revolving Credit Agreement, dated June 29, 2015, among the Company, as Borrower, Natixis, New York Branch, as Administrative Agent and Lender (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-K filed on July 2, 2015).

10.11	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.12	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

10.13	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q, filed on May 10, 2019)

10.14	Revolving Credit Agreement, dated June 29, 2017, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed on June 30, 2017).

10.15	First Amendment to Revolving Credit Agreement, dated June 29, 2018, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.16	Second Amendment to Revolving Credit Agreement, dated June 13, 2019, among the Company, as Borrower, Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 13, 2019).

10.17	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.18	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020)

10.19	Second Amendment to the Loan and Security Agreement, dated July 14, 2020, by and among the Company, as the Borrower, and certain banks and other financial institutions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-Q, filed on August 10, 2020).

10.20	Master Note Purchase Agreement, dated July 30, 2020, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).

10.21	Form of 5.95% Series 2020A Senior Notes due July 30, 2023 (included in Exhibit 10.20).

10.22	First Supplement and Amendment to Note Purchase Agreement, dated February 17, 2021, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2021).

10.23	Form of 4.00% SERIES 2021A Senior Note Due February 17, 2026 (included in Exhibit 10.22).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (filed herewith).

24	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, INC.

Date: February 24, 2021	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: February 24, 2021	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Gerhard Lombard, George P. Hawley, Joseph A. Hanlon and Jonathan R. Insull, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2021.

Signature	Title

/s/ Jason A. Breaux Jason A. Breaux	Chief Executive Officer

/s/ Gerhard Lombard Gerhard Lombard	Chief Financial Officer

/s/ George G. Strong, Jr. George G. Strong, Jr.	Director and Chairman of the Audit Committee

/s/ Steven F. Strandberg Steven F. Strandberg	Director

/s/ Michael S. Segal Michael S. Segal	Director

/s/ Kathleen Briscoe Kathleen Briscoe	Director