Form 10-Q
period 2021-03-31
Crescent Capital BDC, Inc.
filed 2021-05-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 12, 2021 was 28,167,360

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2021 (Unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $952,256 and $936,921, respectively)	$962,915	$940,066
Non-controlled affiliated (cost of $34,692 and $34,203, respectively)	55,368	55,200
Controlled (cost of $40,000 and $40,000, respectively)	39,344	38,735
Cash and cash equivalents	2,262	1,896
Restricted cash and cash equivalents	10,292	12,953
Interest receivable	4,526	3,859
Unrealized appreciation on foreign currency forward contracts	996	264
Deferred tax assets	611	630
Other assets	438	543
Receivable for investments sold	63	6

Total assets	$1,076,815	$1,054,152

Liabilities
Debt (net of deferred financing costs of $4,964 and $4,600, respectively)	$482,950	$471,932
Distributions payable	11,549	11,549
Interest and other debt financing costs payable	3,382	3,923
Accrued expenses and other liabilities	2,940	2,563
Management fees payable	1,924	1,867
Incentive fees payable	1,577	—
Deferred tax liabilities	1,454	1,324
Unrealized depreciation on foreign currency forward contracts	933	896
Directors’ fees payable	119	98

Total liabilities	$506,828	$494,152

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 28,167,360 shares issued and outstanding, respectively)	28	28
Paid-in capital in excess of par value	594,658	594,658
Accumulated loss	(24,699)	(34,686)

Total Net Assets	$569,987	$560,000

Total Liabilities and Net Assets	$1,076,815	$1,054,152

Net asset value per share	$20.24	$19.88

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$18,087	$16,603
Paid-in-kind interest	368	549
Dividend income	516	892
Other income	92	440
From non-controlled affiliated investments:
Interest income	308	343
Paid-in-kind interest	500	4
From controlled investments:
Dividend income	700	—

Total investment income	20,571	18,831

Expenses:
Interest and other debt financing costs	4,194	4,349
Management fees	3,207	2,651
Income based incentive fees	2,277	1,932
Capital gains based incentive fees	1,577	—
Professional fees	497	342
Directors’ fees	119	129
Other general and administrative expenses	692	726

Total expenses	12,563	10,129
Management fee waiver	(1,283)	(1,157)
Income based incentive fees waiver	(2,277)	(1,932)

Net expenses	9,003	7,040

Net investment income before taxes	11,568	11,791
Income and excise taxes	130	238

Net investment income	11,438	11,553

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	1,746	113
Foreign currency transactions	9	(237)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	7,509	(64,440)
Non-controlled affiliated investments	(321)	(3,511)
Controlled investments	609	(16,843)
Foreign currency forward contracts	695	2,190

Net realized and unrealized gains (losses) on investments	10,247	(82,728)

Realized loss on asset acquisition	—	(3,825)

Net realized and unrealized gains (losses) on investments and asset acquisition	10,247	(86,553)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(149)	455

Net increase (decrease) in net assets resulting from operations	$21,536	$(74,545)

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.76	$(2.84)
Net investment income per share (basic and diluted):	$0.41	$0.44
Weighted average shares outstanding (basic and diluted):	28,167,360	26,212,991

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,438	11,438
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	1,755	1,755
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	8,492	8,492
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(149)	(149)
Stockholder transactions:
Distributions to stockholders	—	—	—	(11,549)	(11,549)

Total increase (decrease) for the three months ended March 31, 2021	—	—	—	9,987	9,987

Balance at March 31, 2021	28,167,360	$28	$594,658	$(24,699)	$569,987

Distributions declared per share					$0.41

Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,553	11,553
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(124)	(124)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(82,604)	(82,604)
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	455	455
Stockholder transactions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 13)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(159,228)	—	(1,882)	—	(1,882)
Distributions to stockholders	—	—	—	(11,570)	(11,570)

Total increase (decrease) for the three months ended March 31, 2020	7,338,233	7	144,946	(86,115)	58,838

Balance at March 31, 2020	28,200,547	$28	$559,239	$(93,512)	$465,755

Distributions declared per share					$0.41

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,536	$(74,545)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(88,249)	(117,424)
Paid-in-kind interest income	(868)	(553)
Proceeds from sales of investments and principal repayments	77,174	73,751
Net realized (gain) loss on investments and foreign currency transactions	(2,330)	197
Realized loss on asset acquisition(2)	—	3,825
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	—	(12,884)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(7,797)	84,794
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(695)	(2,190)
Amortization of premium and accretion of discount, net	(1,551)	(1,804)
Amortization of deferred financing costs	361	332
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(57)	(6,378)
(Increase) decrease in interest receivable	(667)	86
(Increase) decrease in deferred tax asset	19	(331)
(Increase) decrease in other assets	105	2,245
Increase (decrease) in management fees payable	57	151
Increase (decrease) in incentive fees payable	1,577	—
Increase (decrease) in directors’ fees payable	21	32
Increase (decrease) in interest and other debt financing costs payable	(541)	(119)
Increase (decrease) in deferred tax liability	130	(72)
Increase (decrease) in accrued expenses and other liabilities	377	(436)

Net cash provided by (used for) operating activities	(1,398)	(51,323)

Cash flows from financing activities:
Issuance of common stock	—	44,297
Repurchase of common stock	—	(1,882)
Deferred financing and debt issuance costs paid	(725)	(1,688)
Distributions paid	(11,549)	(7,965)
Borrowings on credit facilities	109,950	132,843
Repayments on credit facilities	(132,150)	(99,350)
Issuance of unsecured debt	50,000	—
Repayments on InterNotes ®	(16,418)	(16,853)

Net cash provided by (used for) financing activities	(892)	49,402

Effect of exchange rate changes on cash denominated in foreign currency	(5)	22

Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(2,295)	(1,899)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	14,849	13,427

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$12,554	$11,528

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$4,341	$4,063
Issuance of common stock pursuant to dividend reinvestment plan	$—	$589
Accrued but unpaid distributions	$11,549	$11,570
Issuance of shares in connection with asset acquisition (Note 13)	$—	$101,949

(1)

As of March 31, 2021, the balance included cash and cash equivalents of $1,492, cash denominated in foreign currency of $770 and restricted cash and cash equivalents of $10,292, respectively. As of March 31, 2020, the balance included cash and cash equivalents of $3,314 cash denominated in foreign currency of $394 and restricted cash and cash equivalents of $7,820, respectively.

(2)

After the close of business on January 31, 2020, in connection with the Alcentra Acquisition (as defined in Note 1 and further discussed in Note 13), the Company acquired net assets of $114,431 which included $195,682 of investments, $3,409 cash and cash equivalents and $1,398 of other assets, net of $86,058 of assumed liabilities, for the total cash and stock consideration of $118,256, inclusive of $7,250 of asset acquisition costs.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Investments(1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(3)	—%	$(9)
Auto-Vehicle Parts, LLC(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(7)	5.50%	01/2023	4,554	4,527	0.8	4,489
Continental Battery Company(3) (4) (5) (6)	Unitranche First Lien Term Loan				01/2027	—	(26)	—	4
Continental Battery Company(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	01/2027	7,321	7,178	1.3	7,331
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2024	—	(5)	—	(3)
Empire Auto Parts, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,438	2,407	0.4	2,421
Empire Auto Parts, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,364	2,330	0.4	2,348

						16,677	16,408	2.9	16,581

Capital Goods
Envocore Holding, LLC(6)	Senior Secured First Lien Term Loan	L + 900 (200 Floor) (including 350 PIK)	(8)	11.00%	06/2022	18,703	15,996	2.3	13,193
Potter Electric Signal Company(5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	853	837	0.2	836
Potter Electric Signal Company(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2024	—	(4)	—	(8)
Potter Electric Signal Company(6)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	2,473	2,456	0.4	2,436
Potter Electric Signal Company(6)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	470	467	0.1	463

						22,499	19,752	3.0	16,920

Commercial & Professional Services
ASP MCS Acquisition Corp.(6) (10)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	294	272	0.1	292
Battery Solutions, Inc.(6) (10)	Unsecured Debt	1200 + 200 PIK	(11)	14.00%	11/2021	1,294	1,284	0.2	1,173
CHA Holdings, Inc.(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	04/2025	1,011	1,008	0.2	1,002
CHA Holdings, Inc.(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	04/2025	4,793	4,778	0.8	4,754
Consolidated Label Co., LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				07/2026	—	(11)	—	13
Consolidated Label Co., LLC(6)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	07/2026	4,328	4,250	0.8	4,415
Digital Room Holdings, Inc.	Senior Secured First Lien Term Loan	L + 500(	12)	5.20%	05/2026	6,877	6,597	1.2	6,771
GH Holding Company(6)	Senior Secured First Lien Term Loan	L + 450	(7)	4.61%	02/2023	1,455	1,452	0.2	1,430
GI Revelation Acquisition, LLC(6)	Senior Secured First Lien Term Loan	L + 500	(7)	5.11%	04/2025	7,302	7,278	1.3	7,185
Hepaco, LLC(5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	4,146	4,122	0.7	3,881

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Hepaco, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(7)	6.00%	08/2024	$825	$824	0.1%	$768
Hepaco, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	5,085	5,055	0.8	4,768
Hercules Borrower LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2026	—	(53)	—	—
Hercules Borrower LLC(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	12/2026	19,125	18,666	3.4	19,125
Hsid Acquisition, LLC(6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2026	2,886	2,839	0.5	2,886
Hsid Acquisition, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2026	—	(12)	—	—
Hsid Acquisition, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2026	3,855	3,791	0.7	3,855
Impact Group, LLC(6)	Senior Secured First Lien Term Loan	L + 737 (100 Floor)	(8)	8.37%	06/2023	6,983	5,411	1.2	6,586
Impact Sales, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 737 (100 Floor)	(8)	8.37%	06/2023	6,591	5,107	1.1	6,217
ISS Compressors Industries, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2026	—	(7)	—	(56)
ISS Compressors Industries, Inc.(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	9,033	8,958	1.5	8,427
Jordan Healthcare, Inc.(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	689	687	0.1	686
Jordan Healthcare, Inc.(4) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	07/2022	279	278	—	277
Jordan Healthcare, Inc.(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	4,420	4,404	0.8	4,398
MHS Acquisition Holdings, LLC(6)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor)	(8)	9.75%	03/2025	467	462	0.1	459
MHS Acquisition Holdings, LLC(6)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor)	(8)	9.75%	03/2025	8,102	7,963	1.4	7,974
MHS Acquisition Holdings, LLC(6)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	282	280	—	276
MHS Acquisition Holdings, LLC(6)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	845	838	0.1	830
Pinstripe Holdings, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	01/2025	9,800	9,605	1.7	9,800
Pye-Barker Fire & Safety, LLC(4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(7)	7.00%	11/2025	2,275	2,177	0.4	2,275
Pye-Barker Fire & Safety, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	11/2025	3,724	3,631	0.6	3,724
Pye-Barker Fire & Safety, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	11/2025	9,998	9,772	1.8	9,998
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(4)	—	—
Receivable Solutions, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	10/2024	2,014	1,988	0.3	2,014
SavATree, LLC(6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(8)	6.25%	06/2022	893	887	0.2	893

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2022	$—	$(3)	—%	$—
SavATree, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	06/2022	3,900	3,881	0.7	3,900
Service Logic Acquisition, Inc(3) (5) (6) (9)	Senior Secured Second Lien Delayed Draw Term Loan				10/2028	—	(69)	—	—
Service Logic Acquisition, Inc(6)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	10/2028	8,755	8,501	1.5	8,755
Spear Education(3) (5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				02/2025	—	(24)	—	—
Spear Education(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	02/2025	6,806	6,751	1.2	6,806
TecoStar Holdings, Inc.(6)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	11/2024	5,000	4,929	0.9	5,000
UP Acquisition Corp.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	1,185	1,168	0.2	1,166
UP Acquisition Corp.(4) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)	(7)	7.25%	05/2024	391	375	0.1	370
UP Acquisition Corp.(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	4,323	4,265	0.7	4,252
Xcentric Mold and Engineering Acquisition Company, LLC(6)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	712	710	0.1	603
Xcentric Mold and Engineering Acquisition Company, LLC(6)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	4,414	4,399	0.7	3,737

						165,157	159,460	28.4	161,685

Consumer Durables & Apparel
EiKo Global, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2023	—	(7)	—	—
EiKo Global, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	06/2023	3,215	3,183	0.6	3,215

						3,215	3,176	0.6	3,215

Consumer Services
BJH Holdings III Corp.(6)	Unitranche First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	08/2025	13,119	12,967	2.3	13,053
Colibri Group LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	1,333	1,310	0.2	1,346
Colibri Group LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2025	—	(17)	—	10
Colibri Group LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	8,106	7,958	1.4	8,187
Everlast Parent Inc.(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				10/2026	—	(40)	—	—
Everlast Parent Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2026	—	(37)	—	—
Everlast Parent Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	10/2026	13,993	13,663	2.5	13,993
HGH Purchaser, Inc.(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				11/2025	—	(16)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
HGH Purchaser, Inc.(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	$2,946	$2,859	0.5%	$2,946
HGH Purchaser, Inc.(4) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor)	(8)	7.75%	11/2025	51	31	—	51
HGH Purchaser, Inc.(6)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	8,007	7,846	1.4	8,007
JLL XDD, Inc.(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2023	5,955	5,820	1.1	6,014
JLL XDD, Inc.(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(12)	6.50%	12/2023	2,107	2,073	0.4	2,102
Learn-It Systems, LLC(5) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	1,235	1,175	0.2	1,209
Learn-It Systems, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	(13)	5.50%	03/2025	300	286	0.1	294
Learn-It Systems, LLC(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	4,326	4,225	0.7	4,282
Southern HVAC Corporation(3) (5) (6) (14)	Unitranche First Lien Delayed Draw Term Loan				10/2025	—	(22)	—	—
Southern HVAC Corporation(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(18)	—	—
Southern HVAC Corporation(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	10/2025	5,536	5,433	1.0	5,536
Stepping Stones Healthcare Services , LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				03/2027	—	(12)	—	(8)
Stepping Stones Healthcare Services , LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				03/2026	—	(11)	—	(7)
Stepping Stones Healthcare Services , LLC(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	03/2027	5,900	5,812	1.0	5,842
Teaching Strategies LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2024	—	(8)	—	—
Teaching Strategies LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2024	9,117	8,985	1.6	9,117
United Language Group, Inc.(4) (6)	Senior Secured First Lien Revolver	L + 675 (100 Floor)	(7)	7.75%	12/2021	400	398	0.1	387
United Language Group, Inc.(6)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)(7)		7.75%	12/2021	4,629	4,611	0.8	4,480
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	02/2025	6,134	6,143	1.1	6,115
WeddingWire, Inc.(6)	Senior Secured Second Lien Term Loan	L + 825	(8)	8.46%	12/2026	5,000	4,957	0.8	4,840
Wrench Group LLC(6)	Senior Secured Second Lien Term Loan	L + 788	(8)	8.08%	04/2027	2,500	2,438	0.4	2,482

						100,694	98,809	17.6	100,278

Energy
BJ Services, LLC(6) (15) (16)	Unitranche First Lien - Last Out Term Loan				01/2023	8,075	8,014	1.0	5,732
BJ Services, LLC(6) (16)	Unitranche First Lien Term Loan	L + 700 (150 Floor)	(8)	8.50%	01/2023	1,880	1,870	0.3	1,880
Black Diamond Oilfield Rentals, LLC(6)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2021	10,101	10,066	1.7	9,670

						20,056	19,950	3.0	17,282

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	06/2025	$5,955	$5,935	0.8%	$4,494
PetIQ, LLC(6) (17)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	07/2025	14,775	14,671	2.6	14,775

						20,730	20,606	3.4	19,269

Food, Beverage & Tobacco
Mann Lake Ltd.(4) (6)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	10/2024	900	889	0.1	899
Mann Lake Ltd.(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	10/2024	3,817	3,767	0.7	3,812

						4,717	4,656	0.8	4,711

Health Care Equipment & Services
Abode Healthcare, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2025	—	(17)	—	—
Abode Healthcare, Inc.(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2025	1,995	1,956	0.4	1,995
Abode Healthcare, Inc.(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2025	4,728	4,655	0.8	4,728
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	05/2025	7,249	6,861	1.2	6,760
Ameda, Inc.(4) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	09/2022	188	186	—	167
Ameda, Inc.(6)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	09/2022	2,194	2,181	0.4	2,042
Anne Arundel Dermatology Management, LLC(5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	800	770	0.1	800
Anne Arundel Dermatology Management, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2025	—	(10)	—	—
Anne Arundel Dermatology Management, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	2,444	2,399	0.4	2,444
Avalign Technologies, Inc.(6)	Senior Secured First Lien Term Loan	L + 450	(8)	4.69%	12/2025	16,794	16,672	2.9	16,587
BAART Programs, Inc.(6)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800 (100 Floor)	(8)	9.00%	03/2025	1,000	957	0.2	1,000
BAART Programs, Inc.(6)	Senior Secured Second Lien Term Loan	L + 825 (100 Floor)	(8)	9.25%	03/2025	7,000	6,700	1.2	7,000
Centria Subsidiary Holdings, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(46)	—	6
Centria Subsidiary Holdings, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2025	11,724	11,436	2.1	11,762
CRA MSO, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	12/2023	60	58	—	51
CRA MSO, LLC(6)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2023	1,222	1,208	0.2	1,169
ExamWorks Group, Inc.(6)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)	(8)	8.25%	07/2024	5,735	5,648	1.0	5,841
FH MD Buyer, Inc(6)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(7)	6.75%	10/2026	19,635	19,208	3.4	19,635

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	$—	$(2)	—%	$(3)
GrapeTree Medical Staffing, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,641	1,631	0.3	1,630
GrapeTree Medical Staffing, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,379	1,366	0.2	1,370
HCAT Acquisition, Inc.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	2,288	2,176	0.4	2,174
HCAT Acquisition, Inc.(6) (19)	Unitranche First Lien Revolver	L + 925 (100 Floor)	(8)	10.25%	11/2022	3,837	3,649	0.6	3,645
HCAT Acquisition, Inc.(6)	Unitranche First Lien Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	14,544	13,833	2.4	13,817
HCOS Group Intermediate III LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2026	—	(17)	—	(13)
HCOS Group Intermediate III LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	09/2026	11,542	11,327	2.0	11,369
Hospice Care Buyer, Inc.(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	(8)	7.50%	12/2026	1,293	1,236	0.2	1,293
Hospice Care Buyer, Inc.(4) (5) (6)	Unitranche First Lien Revolver	L + 650 (100 Floor)	(7)	7.50%	12/2026	162	116	—	162
Hospice Care Buyer, Inc.(5) (6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(7)	7.50%	12/2026	12,743	12,353	2.2	12,743
Hospice Care Buyer, Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	12/2026	2,633	2,555	0.5	2,633
IvyRehab Intermediate II, LLC(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	12/2024	137	111	—	137
IvyRehab Intermediate II, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2024	—	(9)	—	—
IvyRehab Intermediate II, LLC(6)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	12/2024	8,010	7,861	1.4	8,010
Lightspeed Buyer, Inc.(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(7)		6.50%	02/2026	1,143	1,119	0.2	1,117
Lightspeed Buyer, Inc.(4) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(7)	6.50%	02/2026	350	333	0.1	334
Lightspeed Buyer, Inc.(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	02/2026	9,900	9,734	1.7	9,752
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(7)	5.25%	11/2024	9,536	9,536	1.7	9,512
Medsurant Holdings, LLC(6)	Senior Secured Second Lien Term Loan	1400 (including 175 PIK)	(11)	14.00%	03/2022	7,945	7,914	1.4	7,945
NMN Holdings III Corp.(6)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	(7)	7.86%	11/2026	1,667	1,627	0.3	1,667
NMN Holdings III Corp.(6)	Senior Secured Second Lien Term Loan	L + 775	(7)	7.86%	11/2026	7,222	7,055	1.3	7,222
NMSC Holdings, Inc.(6)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	(8)	11.00%	10/2023	4,308	4,236	0.8	4,307
Omni Ophthalmic Management Consultants, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(8)	8.50%	05/2023	900	882	0.2	863
Omni Ophthalmic Management Consultants, LLC(3) (5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				03/2021	—	—	—	(26)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Omni Ophthalmic Management Consultants, LLC(4) (6)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(7)	8.50%	05/2023	$850	$844	0.1%	$815
Omni Ophthalmic Management Consultants, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(7)	8.50%	05/2023	6,860	6,808	1.2	6,577
Patriot Acquisition Topco S.A.R.L(3) (4) (5) (6) (17)	Unitranche First Lien Term Loan				01/2026	—	(43)	—	—
Patriot Acquisition Topco S.A.R.L(6) (17)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	01/2028	12,261	11,962	2.2	12,261
Patriot Acquisition Topco S.A.R.L(6) (17)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	01/2028	5,056	4,932	0.9	5,056
Pharmalogics Recruiting, LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2027	—	(28)	—	3
Pharmalogics Recruiting, LLC(5) (6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	02/2027	6,463	6,317	1.1	6,479
Pinnacle Treatment Centers, Inc.(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2022	682	676	0.1	682
Pinnacle Treatment Centers, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2022	—	(4)	—	—
Pinnacle Treatment Centers, Inc.(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2022	8,052	8,002	1.4	8,052
Professional Physical Therapy(6)	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	(8)	9.50%	12/2022	9,014	8,822	1.2	6,896
PT Network, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				11/2023	—	(1)	—	(6)
PT Network, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	(8)	8.50%	11/2023	4,802	4,795	0.8	4,731
Safco Dental Supply, LLC(4) (5) (6)	Unitranche First Lien Revolver	L + 400 (100 Floor)	(8)	5.00%	06/2025	240	233	—	230
Safco Dental Supply, LLC(6)	Unitranche First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	06/2025	4,043	3,990	0.7	3,973
Seniorlink Incorporated(3) (4) (5) (6)	Unitranche First Lien Revolver				07/2026	—	(28)	—	—
Seniorlink Incorporated(6)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	07/2026	6,801	6,616	1.2	6,801
Smile Brands, Inc.(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 517	(8)	5.38%	10/2024	618	614	0.1	608
Smile Brands, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2024	—	(2)	—	(4)
Smile Brands, Inc.(6)	Senior Secured First Lien Term Loan	L + 517	(8)	5.38%	10/2024	2,053	2,040	0.4	2,023
Smile Doctors LLC(4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	—	—	—
Smile Doctors LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	16,239	16,223	2.9	16,239
Unifeye Vision Partners(5) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	P + 375	(20)	7.00%	09/2025	811	781	0.1	739
Unifeye Vision Partners(4) (5) (6)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	(8)	5.75%	09/2025	453	428	0.1	413
Unifeye Vision Partners(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	09/2025	5,333	5,250	0.9	5,205

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Vital Care Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	$—	$(35)	—%	$—
Vital Care Buyer, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	7,758	7,633	1.4	7,758
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350	(7)	3.61%	03/2025	8,603	8,604	1.5	8,458

						292,940	286,873	50.5	287,636

Household & Personal Products
Tranzonic(4) (5) (6)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	(7)	5.50%	03/2023	367	365	0.1	367
Tranzonic(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(7)	5.50%	03/2023	3,802	3,785	0.6	3,802

						4,169	4,150	0.7	4,169

Insurance
Comet Acquisition, Inc.(6)	Senior Secured Second Lien Term Loan	L + 750	(8)	7.70%	10/2026	1,782	1,778	0.3	1,739
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	3,057	2,993	0.5	3,026
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	5,055	4,952	0.9	5,005
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2025	—	(37)	—	(14)
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	12,846	12,598	2.2	12,718
Integro Parent, Inc.(6) (17)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	10/2022	471	469	0.1	471
Integro Parent, Inc.(6) (17)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	380	378	0.1	369
Integro Parent, Inc.(6) (17)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	2,915	2,891	0.5	2,828
The Hilb Group, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2026	1,016	994	0.2	991
The Hilb Group, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(7)	—	(9)
The Hilb Group, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2026	3,594	3,518	0.6	3,504
THG Acquisition, LLC(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)		7.25%	12/2026	191	167	—	191
THG Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(3)	—	—
THG Acquisition, LLC(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2026	1,066	1,041	0.2	1,066

						32,373	31,732	5.6	31,885

Materials
Kestrel Parent, LLC(3) (5) (6) (19)	Unitranche First Lien Revolver				11/2023	—	(11)	—	—
Kestrel Parent, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	11/2025	6,655	6,536	1.2	6,655

						6,655	6,525	1.2	6,655

Pharmaceuticals, Biotechnology & Life Sciences
Teal Acquisition Co., Inc(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				09/2026	—	(22)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Teal Acquisition Co., Inc(4) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)	(8)	7.25%	09/2026	$310	$275	0.1%	$310
Teal Acquisition Co., Inc(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	09/2026	9,101	8,847	1.6	9,101
Trinity Partners, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2025	—	(4)	—	—
Trinity Partners, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	02/2025	3,700	3,675	0.6	3,700

						13,111	12,771	2.3	13,111

Retailing
Palmetto Moon LLC,(6)	Senior Secured First Lien Term Loan	1150 + 250 PIK	(11)	14.00%	04/2022	4,113	3,367	0.7	3,904
Slickdeals Holdings, LLC(3) (5) (6) (10) (19)	Unitranche First Lien Revolver				06/2023	—	(9)	—	—
Slickdeals Holdings, LLC(6) (10)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	06/2024	14,491	14,206	2.5	14,488

						18,604	17,564	3.2	18,392

Software & Services
Affinitiv, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2024	—	(7)	—	—
Affinitiv, Inc.(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	08/2024	6,419	6,338	1.1	6,419
Ansira Partners, Inc.(6) (15)	Unitranche First Lien Delayed Draw Term Loan				12/2024	983	931	0.1	726
Ansira Partners, Inc.(6) (15)	Unitranche First Lien Term Loan				12/2024	7,252	6,687	0.9	5,355
Avaap USA LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	(7)	7.50%	03/2023	343	340	0.1	340
Avaap USA LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2023	—	(6)	—	(5)
Avaap USA LLC(6)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)	(7)	7.50%	03/2023	3,760	3,722	0.7	3,730
Benesys Inc.(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(7)	5.75%	10/2024	299	294	0.1	296
Benesys, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(1)	—	(2)
Benesys, Inc.(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)		5.75%	10/2024	1,411	1,397	0.2	1,393
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2023	—	(4)	—	—
C-4 Analytics, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	08/2023	9,890	9,813	1.7	9,890
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				04/2024	—	(8)	—	(13)
CAT Buyer, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)		6.50%	04/2024	6,223	6,144	1.1	6,072
Claritas, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	12/2023	37	36	—	37
Claritas, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2023	1,085	1,079	0.2	1,085
Granicus, Inc.(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				01/2027	—	(33)	—	3
Granicus, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				01/2027	—	(19)	—	1

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Granicus, Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(13)	7.50%	01/2027	$7,184	$7,014	1.3%	$7,193
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	—	(3)	—	(5)
List Partners, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2023	4,321	4,287	0.8	4,270
MRI Software LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(13)	—	—
MRI Software LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(4)	—	—
MRI Software LLC(4) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	02/2026	63	48	—	63
MRI Software LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	585	569	0.1	585
MRI Software LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	18,034	17,806	3.2	18,034
Ontario Systems, LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				08/2025	—	(4)	—	(38)
Ontario Systems, LLC(4) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	08/2025	400	396	0.1	383
Ontario Systems, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	08/2025	3,201	3,176	0.5	3,090
Park Place Technologies, LLC(6)	Unsecured Debt	1250 PIK	(11)	12.50%	05/2029	822	822	0.1	822
Perforce Software, Inc.(6)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.11%	07/2027	5,000	4,978	0.9	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(22)	—	(21)
Prism Bidco, Inc.(6)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	06/2026	7,444	7,243	1.3	7,258
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				11/2024	—	(4)	—	—
Right Networks, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	11/2024	9,621	9,458	1.7	9,621
Ruffalo Noel Levitz, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2022	—	(1)	—	(3)
Ruffalo Noel Levitz, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2022	2,499	2,485	0.4	2,474
Saturn Borrower Inc(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2026	2,494	2,420	0.4	2,494
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2026	—	(42)	—	—
Saturn Borrower Inc(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2026	20,473	19,899	3.6	20,473
Transportation Insight, LLC(6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(7)	4.61%	12/2024	1,274	1,266	0.2	1,261
Transportation Insight, LLC(4) (5) (6)	Senior Secured First Lien Revolver	P + 350	(20)	6.75%	12/2024	89	85	—	82
Transportation Insight, LLC(6)	Senior Secured First Lien Term Loan	L + 450	(7)	4.61%	12/2024	5,129	5,096	0.9	5,077
Trident Technologies, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (150 Floor)	(8)	7.50%	12/2025	14,812	14,629	2.6	14,812
Winxnet Holdings LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	639	631	0.1	639

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Winxnet Holdings LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	$1,047	$1,029	0.2%	$1,047
Winxnet Holdings LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2023	—	(5)	—	—
Winxnet Holdings LLC(4) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(7)	6.50%	06/2023	240	236	—	240
Winxnet Holdings LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	06/2023	1,550	1,520	0.3	1,550
Winxnet Holdings LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	1,945	1,926	0.3	1,945

						146,568	143,624	25.2	143,673

Technology Hardware & Equipment
Onvoy, LLC(6)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor)	(7)	11.50%	02/2025	2,635	2,559	0.4	2,635

Transportation
Pilot Air Freight, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	769	767	0.1	769
Pilot Air Freight, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	1,193	1,193	0.2	1,193
Pilot Air Freight, LLC(5) (6) (9)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	(8)	5.75%	07/2024	98	98	—	98
Pilot Air Freight, LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	5,349	5,331	1.0	5,349

						7,409	7,389	1.3	7,409

Total Debt Investments United States						$878,209	$856,004	150.1%	$855,506

Equity Investments
Capital Goods
Alion Science and Technology Corporation(6)	Common Stock					745,504	766	0.3	1,619
Envocore Holding, LLC(6)	Preferred Stock					1,139,725	—	—	—

							766	0.3	1,619

Commercial & Professional Services
Allied Universal holdings, LLC(6)	Common Stock, Class A					2,242,341	1,011	0.5	2,806
ASP MCS Acquisition Corp.(6) (10)	Common Stock					11,792	1,150	0.3	1,722
Battery Solutions, Inc.(6) (10)	Preferred Stock, Class E					5,381,776	3,669	0.1	779
Battery Solutions, Inc.(6) (10)	Preferred Stock, Class F					3,333,333	—	—	—
Battery Solutions, Inc.(6) (10)	Preferred Stock, Class A					50,000	—	—	—
Hercules Borrower LLC(6)	Common Stock					1,153,075	1,153	0.2	1,153
IGT Holding LLC(6)	Preferred Stock					645,730	—	—	—
IGT Holding LLC(6)	Common Stock					1,000,000	—	—	—
MHS Acquisition Holdings, LLC(6)	Common Stock					10	10	—	—
MHS Acquisition Holdings, LLC(6)	Preferred Stock					1,019	923	0.2	1,042
My Alarm Center, LLC(6)	Junior Preferred Stock					2,420	—	—	—
My Alarm Center, LLC(6)	Common Stock					129,582	—	—	—
My Alarm Center, LLC(6)	Senior Preferred Stock					2,999	—	—	—
PB Parent, LP(6)	Common Stock					1,125,000	1,125	0.2	1,234
RSI Acquisition, LLC(6)	Preferred Stock, Class A					137,000	137	0.1	237
Saber Parent Holdings(6)	Common Stock					13,132	1,313	0.2	1,313
TecoStar Holdings, Inc.(6)	Common Stock					500,000	500	0.2	898

							10,991	2.0	11,184

Consumer Services
Everlast Holding, Inc.(6)	Common Stock					948	948	0.2	948
Green Wrench Acquisition, LLC(6)	Common Stock					4,082	410	0.1	584
HGH Investment, LP(6)	Common Stock, Class A					4,171	417	0.1	585
Legalshield(6)	Common Stock					372	372	0.1	504

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Southern Technical Institute, Inc.(6) (10)	Common Stock, Class A1				6,000,000	$—	1.3%	$7,310
Southern Technical Institute, Inc.(6) (10)	Common Stock, Class A				3,164,063	—	—	278
Wrench Group Holdings, LLC(6)	Common Stock, Class A				1,143	115	—	163

						2,262	1.8	10,372

Diversified Financials
CBDC Senior Loan Fund LLC(17) (21) (22)	Partnership Interest				40,000,000	40,000	6.9	39,344
GACP II LP(17) (22) (23)	Partnership Interest				14,456,614	14,457	2.5	14,282

						54,457	9.4	53,626

Health Care Equipment & Services
ExamWorks Group, Inc.(6)	Common Stock				7,500	750	0.3	1,675
Hospice Care Buyer, Inc.(6)	Common Stock				12,317	1,232	0.2	1,232
MDVIP, Inc.(6)	Common Stock				46,807	648	0.2	1,366
NMN Holdings LP(6)	Common Stock				11,111	1,111	0.2	1,258
Patriot Acquisition Topco S.A.R.L(6) (17)	Common Stock, Class A				913	913	0.2	913
Patriot Acquisition Topco S.A.R.L(6) (17)	Common Stock, Class B				12,576	0	0.0	0
PT Network, LLC(6)	Common Stock, Class C				1	—	—	—
SL Topco Holdings, Inc.(6)	Common Stock				68,182	682	0.2	1,220
Spartan Healthcare Holdings, LLC(6)	Common Stock				11,910	1,191	0.3	1,407

						6,527	1.6	9,071

Insurance
Integrity Marketing Acquisition, LLC(6)	Preferred Stock				1,246	1,216	0.3	1,532
Integrity Marketing Acquisition, LLC(6)	Common Stock				539,693	648	0.3	1,549
Integro Parent, Inc.(6) (17)	Common Stock				4,468	454	0.1	803

						2,318	0.7	3,884

Materials
Kestrel Upperco, LLC(6)	Common Stock, Class A				41,791	209	—	235

Media & Entertainment
Conisus, LLC(6) (10) (24)	Preferred Stock, Series B	1500 PIK	15.00%		19,013,276	10,629	3.3	19,013
Conisus, LLC(6) (10)	Common Stock				4,914,556	—	0.9	5,011

						10,629	4.2	24,024

Pharmaceuticals, Biotechnology & Life Sciences
Teal Parent Holdings, LP(6)	Common Stock				4,562	456	0.1	472

Retailing
Palmetto Moon, LLC(6)	Common Stock				61	—	—	—
Slickdeals Holdings, LLC(6) (10)	Common Stock				99	991	0.3	1,483
Vivid Seats Ltd.(6) (10)	Preferred Stock				1,891,892	1,892	0.5	3,003
Vivid Seats Ltd.(6) (10)	Common Stock				608,108	608	0.1	816

						3,491	0.9	5,302

Software & Services
Curvature(6) (25)	Residual Interest				1,975,461	1,976	0.3	1,976
Park Place Technologies, LLC(6)	Common Stock, Class W				685,018	—	—	—
Park Place Technologies, LLC(6)	Common Stock, Class B2				442,203	27	—	27
Park Place Technologies, LLC(6)	Preferred Stock, Class A2				479	479	0.1	479
Saturn Topco LP(6)	Common Stock				411,511	411	0.1	445

						2,893	0.5	2,927

Technology Hardware & Equipment
Onvoy, LLC(6)	Common Stock, Class A				3,649	365	0.1	451
Onvoy, LLC(6)	Common Stock, Class B				2,536	—	—	63

						365	0.1	514

Transportation
Xpress Global Systems, LLC(6)	Common Stock				12,544	—	—	—

Total Equity Investments United States						$95,364	21.6%	$123,230

Total United States						$951,368	171.7%	$978,736

Canada

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets**	Fair Value
Debt Investments
Health Care Equipment & Services
VetStrategy(6) (17)	Unsecured Debt	C + 1000 PIK (100 Floor)	(26)	11.00%	03/2031	C$	2,500	$1,902	0.4%	$1,989
VetStrategy(5) (6) (9) (11) (17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	(27)	8.00%	07/2027	C$	3,170	2,032	0.4	2,137
VetStrategy(6) (9) (17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	(27)	8.00%	07/2027		1,725	1,312	0.2	1,372
VetStrategy(6) (9) (17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	(27)	8.00%	07/2027		1,724	1,257	0.2	1,372
VetStrategy(6) (17)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	(27)	8.00%	07/2027		9,246	6,711	1.3	7,357

								13,214	2.5	14,227

Telecommunication Services
Sandvine Corporation(6) (17)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.11%	11/2026		$4,500	4,364	0.8	4,271

Total Debt Investments Canada								$17,578	3.3%	$18,498

Equity Investments
Health Care Equipment & Services
VetStrategy(6) (17)	Common Stock						750,000	560	0.1	665

								560	0.1	665

Total Equity Investments Canada								$560	0.1%	$665

Total Canada								$18,138	3.4%	$19,163

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(5) (6) (17) (28)	Unitranche First Lien Delayed Draw Term Loan	L + 625	(29)	6.34%	12/2025		£$272	$399	0.1%	$419
Crusoe Bidco Limited(5) (6) (17)	Unitranche First Lien Delayed Draw Term Loan		(29)		12/2025		(99)	—	—	—
Crusoe Bidco Limited(6) (17)	Unitranche First Lien Term Loan	L + 625	(29)	6.34%	12/2025		6,067	7,439	1.4	8,371

							6,240	7,838	1.5	8,790

Consumer Durables & Apparel
Lion Cashmere Bidco Limited (6) (17)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	(8)	6.50%	03/2028		$9,939	9,667	1.7	9,666
Lion Cashmere Bidco Limited (6) (17)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	(8)	6.50%	03/2028		4,352	4,232	0.7	4,232
Lion Cashmere Bidco Limited(3) (5) (6) (17)	Unitranche First Lien Delayed Draw Term Loan				03/2028		€(516)	(90)	—	(89)
Lion Cashmere Bidco Limited(3) (4) (5) (6) (17)	Unitranche First Lien Revolver				03/2026		(387)	(12)	—	(67)
Lion Cashmere Bidco Limited(6) (17)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	(12)	6.50%	03/2028		$4,953	4,818	0.9	4,817

								18,615	3.3	18,559

Consumer Services
Auction Technology Group(6) (17)	Unitranche First Lien Term Loan	L + 650	(8)	6.69%	02/2027		6,253	6,089	1.1	6,315
Auction Technology Group(5) (6) (17) (31)	Unitranche First Lien Revolver				08/2026		£—	—	—	42
Auction Technology Group(6) (17)	Unitranche First Lien Term Loan	L + 650	(29)	6.56%	02/2027		1,158	1,471	0.3	1,613

								7,560	1.4	7,970

Total Debt Investments United Kingdom								$34,013	6.2%	$35,319

Total United Kingdom								$34,013	6.2%	$35,319

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets**	Fair Value
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(6) (16) (17)	Unitranche First Lien - Last Out Term Loan	E + 625	(32) (33)	6.25%	02/2026	€6,910	$7,661	1.4%	$8,121
PharComp Parent B.V.(5) (6) (17) (28)	Unitranche First Lien Term Loan	E + 625	(32) (33)	6.25%	02/2026	$881	1,110	0.2	1,171

							8,771	1.6	9,292

Total Debt Investments Netherlands							$8,771	1.6%	$9,292

Total Netherlands							$8,771	1.6%	$9,292

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(6) (17)	Unitranche First Lien Term Loan	E + 625	(33) (34)	6.25%	04/2026	€9,507	10,501	1.9	10,913
Miraclon Corporation(6) (17)	Unitranche First Lien Term Loan	L + 625	(12)	6.46%	04/2026	$4,162	4,065	0.8	4,154

							14,566	2.7	15,067

Total Debt Investments Belgium							$14,566	2.7%	$15,067

Equity Investments
Commercial & Professional Services
MIR Bidco SA(6) (17)	Common Stock					921	1	—	—
MIR Bidco SA(6) (17)	Preferred Stock					81,384	91	—	50

							92	—	50

Total Equity Investments Belgium							$92	—%	$50

Total Belgium							$14,658	2.7%	$15,117

Total Investments							$1,026,948	185.6%	$1,057,627

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”) or EURIBOR (“E”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $569,987 as of March 31, 2021.
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

(4)	Investment pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(5)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 2 “Summary of Significant Accounting Policies”.
(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2021 was 0.11%. For some of these loans, the interest rate is based on the last reset date.

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2021 was 0.19%. For some of these loans, the interest rate is based on the last reset date.

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

March 31, 2021

(in thousands, except share and per share data)

(11)	Fixed rate investment.
(12)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of March 31, 2021 was 0.21%. For some of these loans, the interest rate is based on the last reset date.

(13)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2021 was 0.13%. For some of these loans, the interest rate is based on the last reset date.

(14)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(15)	The investment is on non-accrual status as of March 31, 2021.
(16)

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

(17)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 16.08% as of March 31, 2021.

(18)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of March 31, 2021 was 0.28%. For some of these loans, the interest rate is based on the last reset date.

(19)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(20)	The interest rate on these loans is subject to the U.S. Prime rate, which as of March 31, 2021 was 3.25%.
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
(26)

The interest rate on these loans is subject to the greater of a CDOR floor or 3 month CDOR plus a base rate. The 3 month CDOR as of March 31, 2021 was 0.44%. For some of these loans, the interest rate is based on the last reset date.

(27)

The interest rate on these loans is subject to the greater of a CDOR floor or 1 month CDOR plus a base rate. The 1 month CDOR as of March 31, 2021 was 0.41%. For some of these loans, the interest rate is based on the last reset date.

(28)	Investment pays 2.19% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(29)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of March 31, 2021 was 0.09%. For some of these loans, the interest rate is based on the last reset date.

(30)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of March 31, 2021 was 0.11%. For some of these loans, the interest rate is based on the last reset date.

(31)	Investment pays 1.23% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(32)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of March 31, 2021 was (0.54)%. For some of these loans, the interest rate is based on the last reset date.

(33)	For EURIBOR rate investments where negative rates can be prevalent, a 0% floor is presumed.
(34)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 6 month EURIBOR plus a base rate. The 6 month EURIBOR as of March 31, 2021 was (0.51)%. For some of these loans, the interest rate is based on the last reset date.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands, except share and per share data)

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	(11)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(537)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(44)
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(37)
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	(17)
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	(6)
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	(4)
Wells Fargo Bank, N.A.	USD 1,855	CAD 2,370	7/31/2025	(6)
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	(5)
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	490
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	(17)
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	12
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	494
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	(167)
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	(12)
Wells Fargo Bank, N.A.	USD 1,543	GBP 1,158	2/13/2025	(70)
Total Foreign Currency Exchange Contracts				63

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(4)	—%	$(10)
Auto-Vehicle Parts, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	) (7)	5.50%	01/2023	4,566	4,535	0.8	4,488
Continental Battery Company(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor	)(7)	7.75%	12/2022	6,578	6,522	1.2	6,578
Continental Battery Company(3) (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor	)(7)	7.75%	12/2022	3,465	3,444	0.6	3,465
Continental Battery Company(3) (5) (6)	Senior Secured First Lien Revolver	L + 675 (100 Floor	)(7)	7.75%	12/2022	283	278	0.1	283
Continental Battery Company(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor	)(7)	7.75%	12/2022	3,933	3,902	0.7	3,933
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2024	—	(5)	—	(8)
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	09/2024	2,370	2,334	0.4	2,324
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	09/2024	2,444	2,411	0.4	2,396

						23,639	23,417	4.2	23,449

Capital Goods
Envocore Holding, LLC(3)	Senior Secured First Lien Term Loan	L + 900 Floor (including 425 PIK	(200) )(8)	11.00%	06/2022	18,541	15,834	2.6	14,335
Potter Electric Signal Company(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				12/2024	—	(16)	—	(8)
Potter Electric Signal Company(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2022	—	(4)	—	(4)
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(8)	5.25%	12/2025	2,480	2,461	0.4	2,461
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(8)	5.25%	12/2024	471	468	0.1	467

						21,492	18,743	3.1	17,251

Commercial & Professional Services
ASP MCS Acquisition Corp.(3) (10)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	10/2025	295	273	0.1	293
Battery Solutions, Inc.(3) (10)	Unsecured Debt	1200 + 200 PIK	(11)	14.00%	11/2021	1,263	1,248	0.2	1,192
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor	)(8)	9.50%	09/2023	750	742	0.1	750
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor	)(8)	9.50%	09/2023	300	296	0.1	300
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	09/2023	5,920	5,848	1.0	5,920
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	09/2023	618	610	0.1	618

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CHA Holdings, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor	)(8)	5.50%	04/2025	$1,013	$1,010	0.2%	$987
CHA Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(8)	5.50%	04/2025	4,805	4,789	0.8	4,683
Consolidated Label Co., LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				07/2026	—	(12)	—	—
Consolidated Label Co., LLC(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	07/2026	4,339	4,258	0.8	4,339
Digital Room Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 500	(12)	5.27%	05/2026	6,895	6,602	1.2	6,533
GH Holding Company(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	02/2023	1,459	1,455	0.2	1,412
GI Revelation Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500	(7)	5.15%	04/2025	7,321	7,296	1.3	7,049
Hepaco, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(7)	6.00%	08/2024	4,156	4,130	0.7	3,999
Hepaco, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor	)(7)	6.00%	08/2024	825	824	0.1	791
Hepaco, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	08/2024	5,098	5,067	0.9	4,911
Hercules Borrower LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2026	—	(55)	—	(55)
Hercules Borrower LLC(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(8)	7.50%	12/2026	19,125	18,650	3.3	18,647
Hsid Acquisition, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(8)	6.00%	01/2026	2,893	2,844	0.5	2,893
Hsid Acquisition, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2026	—	(13)	—	—
Hsid Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	01/2026	3,866	3,799	0.7	3,866
Impact Group, LLC(3)	Senior Secured First Lien Term Loan	L + 737 (100 Floor	)(7)	8.37%	06/2023	7,040	5,455	1.2	6,585
Impact Sales, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 737 (100 Floor	)(7)	8.37%	06/2023	6,645	5,149	1.1	6,216
Institutional Shareholder Services, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(8)	4.75%	03/2026	2,948	2,909	0.5	2,936
Institutional Shareholder Services, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850	(8)	8.75%	03/2027	2,000	1,928	0.3	2,000
ISS Compressors Industries, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2026	—	(7)	—	(27)
ISS Compressors Industries, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2026	9,098	9,019	1.6	8,807
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	07/2022	691	688	0.1	691
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(8)	7.00%	07/2022	450	449	0.1	450
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	07/2022	3,980	3,966	0.7	3,980
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor	)(8)	9.75%	03/2025	467	461	0.1	455
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor	)(8)	9.75%	03/2025	8,102	7,956	1.4	7,900

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	$272	$270	—%	$264
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	817	810	0.1	792
Pinstripe Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	01/2025	9,825	9,618	1.7	9,807
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	11/2025	3,715	3,623	0.7	3,715
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	11/2025	10,024	9,790	1.8	10,024
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(4)	—	(3)
Receivable Solutions, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	10/2024	2,070	2,042	0.4	2,047
SavATree, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(8)	6.00%	06/2022	772	766	0.1	772
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2022	—	(3)	—	—
SavATree, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(8)	6.00%	06/2022	3,910	3,887	0.7	3,910
Service Logic Acquisition, Inc(3) (4) (6) (9)	Senior Secured Second Lien Delayed Draw Term Loan				10/2028	—	(71)	—	—
Service Logic Acquisition, Inc(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	10/2028	8,755	8,496	1.6	8,755
Spear Education(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				02/2025	—	(26)	—	(81)
Spear Education(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2025	6,823	6,765	1.2	6,646
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	11/2024	5,000	4,925	0.9	5,000
UP Acquisition Corp.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor	)(7)	7.25%	05/2024	1,189	1,170	0.2	1,163
UP Acquisition Corp.(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor	)(7)	7.25%	05/2024	391	374	0.1	364
UP Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(7)	7.25%	05/2024	4,334	4,272	0.8	4,242
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Revolver	L + 700 (100 Floor (including 100 PIK	) )(8)	8.00%	01/2022	710	707	0.1	614
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	(8)	8.00%	01/2022	4,416	4,395	0.7	3,819

						175,385	169,440	30.5	170,971

Consumer Durables & Apparel
EiKo Global, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2023	—	(8)	—	—
EiKo Global, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	06/2023	3,223	3,188	0.6	3,223

						3,223	3,180	0.6	3,223

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Consumer Services
BJH Holdings III Corp.(3)	Unitranche First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2025	$13,355	$13,194	2.3%	$12,921
Cambium Learning Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	12/2026	5,000	4,865	0.9	4,800
Colibri Group LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	1,337	1,312	0.2	1,350
Colibri Group LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2025	—	(18)	—	10
Colibri Group LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	8,126	7,970	1.5	8,208
Everlast Parent Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				10/2026	—	(41)	—	—
Everlast Parent Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2026	—	(39)	—	—
Everlast Parent Inc.(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	10/2026	14,028	13,686	2.5	14,028
HGH Purchaser, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	2,815	2,725	0.5	2,815
HGH Purchaser, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor)	(8)	7.75%	11/2025	101	81	—	101
HGH Purchaser, Inc.(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	8,027	7,859	1.4	8,027
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(13)		7.00%	12/2023	5,970	5,824	1.1	6,030
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(12)	6.50%	12/2023	2,113	2,076	0.4	2,105
Learn-It Systems, LLC(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	1,140	1,079	0.2	1,111
Learn-It Systems, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2025	—	(14)	—	(7)
Learn-It Systems, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	4,337	4,236	0.8	4,288
Southern HVAC Corporation(3) (4) (6) (14)	Unitranche First Lien Delayed Draw Term Loan				10/2025	—	(24)	—	—
Southern HVAC Corporation(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(19)	—	—
Southern HVAC Corporation(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	10/2025	5,550	5,442	1.0	5,550
Teaching Strategies LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2024	—	(9)	—	—
Teaching Strategies LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2024	9,141	8,999	1.6	9,141
United Language Group, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 675 (100 Floor)	(7)	7.75%	12/2021	400	398	0.1	381
United Language Group, Inc.(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	(7)	7.75%	12/2021	4,641	4,616	0.8	4,419
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	02/2025	6,134	6,143	1.1	6,092
WeddingWire, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825	(8)	8.46%	12/2026	5,000	4,955	0.8	4,604

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Wrench Group LLC(3)	Senior Secured Second Lien Term Loan	L + 788	(8)	8.13%	04/2027	$2,500	$2,436	0.4%	$2,492

						99,715	97,732	17.6	98,466

Diversified Financials
GGC Aperio Holdings, L.P.(3)	Unitranche First Lien Term Loan	L + 500	(8)	5.15%	10/2024	8,405	8,393	1.5	8,410
Goldentree Loan Management US CLO 2, Ltd.(3) (15)	CLO, Series 2017-2A, Class E	L + 470		4.92%	11/2030	2,000	1,902	0.3	1,829

						10,405	10,295	1.8	10,239

Energy
BJ Services, LLC(3) (16) (17)	Unitranche First Lien - Last Out Term Loan				01/2023	8,075	8,014	1.1	6,463
BJ Services, LLC(3)	Unitranche First Lien Term Loan	L + 700 (150 Floor)	(8)	8.50%	01/2023	2,668	2,653	0.5	2,668
Black Diamond Oilfield Rentals, LLC(3)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2021	10,386	10,332	1.7	9,645

						21,129	20,999	3.3	18,776

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	06/2025	6,068	6,046	0.6	3,408
PetIQ, LLC(3) (15)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	07/2025	14,812	14,703	2.6	14,812

						20,880	20,749	3.2	18,220

Food, Beverage & Tobacco
Mann Lake Ltd.(3) (5) (6)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(8)	8.50%	10/2024	840	829	0.1	840
Mann Lake Ltd.(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(8)	8.50%	10/2024	3,826	3,773	0.7	3,826

						4,666	4,602	0.8	4,666

Health Care Equipment & Services
Abode Healthcare, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2025	—	(18)	—	(11)
Abode Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2025	4,740	4,663	0.8	4,693
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	05/2025	7,328	6,936	1.2	6,442
Ameda, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	09/2022	188	186	—	163
Ameda, Inc.(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	09/2022	2,201	2,185	0.4	2,022
Anne Arundel Dermatology Management, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	491	460	0.1	491
Anne Arundel Dermatology Management, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2025	—	(11)	—	—
Anne Arundel Dermatology Management, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	2,450	2,403	0.4	2,450
Avalign Technologies, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(8)	4.73%	12/2025	16,837	16,709	3.0	16,753
BAART Programs, Inc.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800 (100 Floor)	(8)	9.00%	03/2025	1,000	957	0.2	997
BAART Programs, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825 (100 Floor)	(18)	9.25%	03/2025	7,000	6,700	1.3	6,977

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Centria Subsidiary Holdings, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 500	(19)	8.25%	12/2025	$158	$109	—%	$158
Centria Subsidiary Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2025	11,753	11,452	2.1	11,753
CRA MSO, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	12/2023	80	78	—	72
CRA MSO, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2023	1,225	1,210	0.2	1,173
ExamWorks Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)	(8)	8.25%	07/2024	5,735	5,642	1.0	5,735
FH MD Buyer, Inc(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(7)	6.75%	10/2026	17,264	16,845	3.0	16,832
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	(3)	—	(3)
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,645	1,633	0.3	1,634
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,383	1,367	0.2	1,374
HCAT Acquisition, Inc.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	2,307	2,195	0.4	2,104
HCAT Acquisition, Inc.(3) (20)	Unitranche First Lien Revolver	L + 925 (100 Floor)	(8)	10.25%	11/2022	3,837	3,649	0.6	3,499
HCAT Acquisition, Inc.(3)	Unitranche First Lien Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	14,666	13,948	2.4	13,375
HCOS Group Intermediate III LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2026	—	(17)	—	(13)
HCOS Group Intermediate III LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	09/2026	11,571	11,348	2.0	11,397
Hospice Care Buyer, Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2026	—	(40)	—	—
Hospice Care Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 650 (100 Floor)	(8)	7.50%	12/2026	231	183	—	231
Hospice Care Buyer, Inc.(3) (6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(7)	7.50%	12/2026	12,743	12,339	2.3	12,743
IvyRehab Intermediate II, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2024	—	(28)	—	(14)
IvyRehab Intermediate II, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2024	—	(10)	—	(5)
IvyRehab Intermediate II, LLC(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)(	8)	7.75%	12/2024	8,030	7,872	1.4	7,951
Lightspeed Buyer, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	02/2026	1,146	1,120	0.2	1,114
Lightspeed Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	02/2026	350	332	0.1	331
Lightspeed Buyer, Inc.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	02/2026	9,925	9,752	1.7	9,745
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(7)	5.25%	11/2024	9,561	9,561	1.7	9,534
Medsurant Holdings, LLC(3)	Senior Secured Second Lien Term Loan	1300	(11)	13.00%	03/2022	7,945	7,907	1.4	7,859

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
NMN Holdings III Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	(7)	7.93%	11/2026	$1,667	$1,626	0.3%	$1,641
NMN Holdings III Corp.(3)	Senior Secured Second Lien Term Loan	L + 775	(7)	7.93%	11/2026	7,222	7,049	1.3	7,110
NMSC Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	(8)	11.00%	10/2023	4,307	4,230	0.8	4,194
Omni Ophthalmic Management Consultants, LLC(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				03/2021	—	(2)	—	(39)
Omni Ophthalmic Management Consultants, LLC(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(7)	8.50%	05/2023	850	843	0.1	797
Omni Ophthalmic Management Consultants, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(7)	8.50%	05/2023	6,878	6,820	1.2	6,452
Pinnacle Treatment Centers, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2022	684	677	0.1	684
Pinnacle Treatment Centers, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2022	—	(5)	—	—
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2022	8,052	7,996	1.4	8,052
Professional Physical Therapy(3)	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	(8)	9.50%	12/2022	8,975	8,755	1.2	6,855
PT Network, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				11/2023	—	(1)	—	(10)
PT Network, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	(8)	8.50%	11/2023	4,789	4,782	0.8	4,672
Safco Dental Supply, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2025	—	(8)	—	(1)
Safco Dental Supply, LLC(3)	Unitranche First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	06/2025	4,043	3,988	0.7	4,034
Seniorlink Incorporated(3) (4) (5) (6)	Unitranche First Lien Revolver				07/2026	—	(29)	—	—
Seniorlink Incorporated(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	07/2026	6,818	6,626	1.2	6,818
Smile Brands, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 517 (21 Floor)	(8)	5.49%	10/2024	619	615	0.1	604
Smile Brands, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2024	—	(2)	—	(7)
Smile Brands, Inc.(3)	Senior Secured First Lien Term Loan	L + 517 (21 Floor)(8)		5.49%	10/2024	2,058	2,044	0.4	2,007
Smile Doctors LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	—	—	(6)
Smile Doctors LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	16,280	16,261	2.9	16,196
Unifeye Vision Partners(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	P + 400	(19)	7.25%	09/2025	813	782	0.1	707
Unifeye Vision Partners(3) (5) (6)	Senior Secured First Lien Revolver	P + 400	(19)	7.25%	09/2025	453	427	0.1	394
Unifeye Vision Partners(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	09/2025	5,346	5,259	0.9	5,159
Vital Care Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(37)	—	(39)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Vital Care Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	$7,778	$7,646	1.4%	$7,642
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350	(7)	3.66%	03/2025	8,603	8,604	1.5	8,259

						260,025	254,560	44.9	251,731

Household & Personal Products
Tranzonic(3) (5) (6)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	(19)	7.00%	03/2023	440	438	0.1	440
Tranzonic(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(7)	5.50%	03/2023	3,813	3,793	0.7	3,813

						4,253	4,231	0.8	4,253

Insurance
Comet Acquisition, Inc.(3)	Senior Secured Second Lien Term Loan	L + 750	(8)	7.75%	10/2026	3,563	3,556	0.6	3,231
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(8)	6.50%	08/2025	5,068	4,959	0.9	5,068
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(8)	6.50%	08/2025	3,064	2,997	0.5	3,064
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2025	—	(39)	—	—
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	08/2025	12,879	12,618	2.3	12,879
Integro Parent, Inc.(3) (15)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(7)	6.75%	10/2022	473	470	0.1	473
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	380	378	0.1	369
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	2,916	2,889	0.5	2,825
The Hilb Group, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(7)	6.75%	12/2026	1,019	996	0.2	1,016
The Hilb Group, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(7)	—	(1)
The Hilb Group, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2026	3,603	3,524	0.6	3,594
THG Acquisition, LLC(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2026	53	31	—	49
THG Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(4)	—	—
THG Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2026	1,069	1,042	0.2	1,066

						34,087	33,410	6.0	33,633

Materials
Kestrel Parent, LLC(3) (4) (6) (20)	Unitranche First Lien Revolver				11/2023	—	(12)	—	—
Kestrel Parent, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	11/2025	6,672	6,547	1.2	6,672
						6,672	6,535	1.2	6,672
Pharmaceuticals, Biotechnology & Life Sciences
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800	(7)	8.15%	12/2023	4,760	4,733	0.8	4,663
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	12/2023	5,460	5,428	1.0	5,349

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	12/2023	$5,880	$5,845	1.0%	$5,760
Teal Acquisition Co., Inc(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				09/2026	—	(24)	—	—
Teal Acquisition Co., Inc(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)	(8)	7.25%	09/2026	274	237	0.1	274
Teal Acquisition Co., Inc(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	09/2026	9,124	8,861	1.6	9,124
Trinity Partners, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2025	—	(4)	—	—
Trinity Partners, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	02/2025	3,709	3,682	0.7	3,709

						29,207	28,758	5.2	28,879

Retailing
Palmetto Moon LLC,(3)	Senior Secured First Lien Term Loan	1150 + 250 PIK	(11)	14.00%	10/2021	4,155	3,397	0.7	3,813
Slickdeals Holdings, LLC(3) (4) (6) (10) (20)	Unitranche First Lien Revolver				06/2023	—	(10)	—	—
Slickdeals Holdings, LLC(3) (10)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(12)	7.25%	06/2024	14,528	14,223	2.6	14,528

						18,683	17,610	3.3	18,341

Software & Services
Affinitiv, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2024	—	(7)	—	—
Affinitiv, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	08/2024	6,435	6,349	1.2	6,435
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Delayed Draw Term Loan				12/2024	964	931	0.1	676
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Term Loan				12/2024	7,122	6,687	0.9	4,997
Avaap USA LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 725 (1007 Floor)	(7)	8.25%	03/2023	344	340	0.1	336
Avaap USA LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2023	—	(7)	—	(15)
Avaap USA LLC(3)	Senior Secured First Lien Term Loan	L + 725 (100 Floor)	(7)	8.25%	03/2023	3,769	3,727	0.7	3,684
Benesys Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(7)	5.75%	10/2024	300	294	0.1	295
Benesys, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(1)	—	(3)
Benesys, Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(7)	5.75%	10/2024	1,414	1,400	0.3	1,388
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2023	—	(5)	—	—
C-4 Analytics, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	08/2023	9,916	9,832	1.8	9,916
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				04/2024	—	(8)	—	(17)
CAT Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	04/2024	6,239	6,154	1.1	6,041
Claritas, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	12/2023	113	111	—	113
Claritas, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2023	1,093	1,085	0.2	1,093

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(4)	—%	$(6)
List Partners, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	01/2023	4,495	4,455	0.8	4,440
MRI Software LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(22)	—	(3)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(4)	—	(1)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				02/2026	—	(16)	—	(32)
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2026	149	145	—	149
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2026	18,079	17,841	3.2	18,034
Ontario Systems, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				08/2025	—	(4)	—	(38)
Ontario Systems, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor	)(8)	6.50%	08/2025	200	196	—	183
Ontario Systems, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(7)	6.50%	08/2025	3,209	3,183	0.6	3,098
Park Place Technologies, LLC(3)	Unsecured Debt	1250 PIK	(11)	12.50%	05/2029	784	784	0.1	784
Perforce Software, Inc.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	07/2027	5,000	4,977	0.9	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(23)	—	(13)
Prism Bidco, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	06/2026	7,463	7,254	1.3	7,351
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				11/2024	—	(4)	—	—
Right Networks, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(7)	7.00%	11/2024	9,645	9,472	1.7	9,645
Ruffalo Noel Levitz, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(8)	7.00%	05/2022	240	238	—	237
Ruffalo Noel Levitz, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	05/2022	2,505	2,489	0.4	2,480
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2026	—	(43)	—	—
Saturn Borrower Inc(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(8)	7.50%	09/2026	20,524	19,929	3.7	20,524
Transportation Insight, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(7)	4.65%	12/2024	1,277	1,269	0.2	1,226
Transportation Insight, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2024	—	(5)	—	(30)
Transportation Insight, LLC(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	12/2024	5,142	5,107	0.9	4,936
Trident Technologies, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (150 Floor	)(8)	7.50%	12/2025	14,850	14,658	2.6	14,726
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(7)	7.00%	06/2023	641	632	0.1	636
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	06/2023	1,050	1,029	0.2	1,043
Winxnet Holdings LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(7)	7.00%	06/2023	240	236	—	237
Winxnet Holdings LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(7)	7.00%	06/2023	$1,950	$1,929	0.3%	$1,936

						135,152	132,580	23.5	131,481

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor	)(7)	11.50%	02/2025	2,635	2,556	0.5	2,585

Transportation
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	1,196	1,196	0.2	1,184
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	771	769	0.1	764
Pilot Air Freight, LLC(3) (4) (6) (9)	Senior Secured First Lien Revolver				07/2024	—	—	—	(1)
Pilot Air Freight, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	5,363	5,343	1.0	5,310

						7,330	7,308	1.3	7,257

Total Debt Investments United States						$878,578	$856,705	151.8%	$850,093

Equity Investments
Capital Goods
Alion Science and Technology Corporation(3)	Common Stock					745,504	766	0.2	1,392
Envocore Holding, LLC(3)	Preferred Stock					1,139,725	—	—	—

						1,885,229	766	0.2	1,392

Commercial & Professional Services
Allied Universal holdings, LLC(3)	Common Stock, Class A					2,240,375	1,011	0.5	2,716
ASP MCS Acquisition Corp.(10)	Common Stock					11,792	1,150	0.3	1,500
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class E					5,275,561	3,669	0.4	2,373
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class A					50,000	—	—	—
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class F					3,333,333	—	—	—
Hercules Borrower LLC(3)	Common Stock					1,153,075	1,153	0.2	1,153
IGT Holding LLC(3)	Preferred Stock					645,730	—	—	—
IGT Holding LLC(3)	Common Stock					1,000,000	—	—	—
MHS Acquisition Holdings, LLC(3)	Common Stock					10	10	—	—
MHS Acquisition Holdings, LLC(3)	Preferred Stock					1,018	923	0.2	799
My Alarm Center, LLC(3)	Common Stock					129,582	—	—	—
My Alarm Center, LLC(3)	Junior Preferred Stock					2,420	—	—	—
My Alarm Center, LLC(3)	Senior Preferred Stock					2,998	—	—	—
PB Parent, LP(3)	Common Stock					1,125,000	1,125	0.2	1,189
RSI Acquisition, LLC(3)	Preferred Stock, Class A					137,000	137	—	196
Saber Parent Holdings(3)	Common Stock					13,132	1,313	0.2	1,313
TecoStar Holdings, Inc.(3)	Common Stock					500,000	500	0.2	1,024

						15,621,026	10,991	2.2	12,263

Consumer Services
Everlast Holding, Inc.(3)	Common Stock					948	948	0.2	948
Green Wrench Acquisition, LLC(3)	Common Stock					4,082	410	0.1	569
HGH Investment, LP(3)	Common Stock, Class A					4,171	417	0.1	562
Legalshield(3)	Common Stock					372	372	0.1	495
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A1					6,000,000	—	1.3	6,987
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A					3,164,063	—	—	266
Wrench Group Holdings, LLC(3)	Common Stock, Class A					1,143	115	—	160

						9,174,779	2,262	1.8	9,987

Diversified Financials
CBDC Senior Loan Fund LLC(15) (21) (22)	Partnership Interest					40,000,000	40,000	6.9	38,735
GACP II LP(15) (22) (23)	Partnership Interest					16,227,613	16,228	2.9	16,154

						56,227,613	56,228	9.8	54,889

Health Care Equipment & Services
ExamWorks Group, Inc.(3)	Common Stock					7,500	750	0.3	1,586

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets **	Fair Value
Hospice Care Buyer, Inc.(3)	Common Stock						11,265	1,127	0.2	1,127
MDVIP, Inc.(3)	Common Stock						46,807	$648	0.2%	$1,169
NMN Holdings LP(3)	Common Stock						11,111	1,111	0.3	1,454
PT Network, LLC(3)	Common Stock, Class C						0.93	—	—	—
SL Topco Holdings, Inc.(3)	Common Stock						68,182	682	0.2	944
Spartan Healthcare Holdings, LLC(3)	Common Stock						11,911	1,191	0.2	1,353

							156,777	5,509	1.4	7,633

Insurance
Integrity Marketing Acquisition, LLC(3)	Common Stock						619,562	648	0.2	1,252
Integrity Marketing Acquisition, LLC(3)	Preferred Stock						1,247	1,216	0.3	1,485
Integro Parent, Inc.(3) (15)	Common Stock						4,468	454	0.1	784

							625,277	2,318	0.6	3,521

Materials
Kestrel Upperco, LLC(3)	Common Stock, Class A						41,791	209	—	240

Media & Entertainment
Conisus, LLC(3) (10)	Common Stock						4,914,556	—	0.8	4,320
Conisus, LLC(3) (10) (24)	Preferred Stock, Series B	1500 PIK		15.00%			18,544,370	10,160	3.3	18,545

							23,458,926	10,160	4.1	22,865

Pharmaceuticals, Biotechnology & Life Sciences
Teal Parent Holdings, LP(3)	Common Stock						4,562	456	0.1	456

Retailing
Palmetto Moon, LLC(3)	Common Stock						99	—	—	—
Slickdeals Holdings, LLC(3) (10)	Common Stock						61	990	0.3	1,482
Vivid Seats Ltd.(3) (10)	Common Stock						608,108	608	0.1	801
Vivid Seats Ltd.(3) (10)	Preferred Stock						1,891,892	1,892	0.5	2,913

							2,500,160	3,490	0.9	5,196

Software & Services
Curvature(3) (25)	Residual Interest						—	2,482	0.4	2,481
Saturn Topco LP(3)	Common Stock						411,511	412	0.1	412

							411,511	2,894	0.5	2,893

Technology Hardware & Equipment
Onvoy, LLC(3)	Common Stock, Class A						3,649	365	0.1	410
Onvoy, LLC(3)	Common Stock, Class B						2,536	—	—	—

							6,185	365	0.1	410

Transportation
Xpress Global Systems, LLC(3)	Common Stock						12,544	—	—	—

Total Equity Investments United States							110,126,380	$95,648	21.7%	$121,745

Total United States								$952,353	173.5%	$971,838

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(3) (4) (6) (9) (11)	Unitranche First Lien Delayed Draw Term Loan				07/2027	C$	657	(35)	—	—
VetStrategy(3) (15)	Unitranche First Lien Term Loan	C + 700 (100 Floor	)(26)	8.00%	07/2027		9,292	6,738	1.3	7,294
VetStrategy(3) (6) (9) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(26)	8.00%	07/2027		1,399	973	0.2	1,010
VetStrategy(3) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(26)	8.00%	07/2027		1,729	1,259	0.2	1,357

							13,077	8,935	1.7	9,661

Telecommunication Services
Sandvine Corporation(3) (15)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	11/2026		4,500	4,359	0.7	4,062

Total Debt Investments Canada						C$	17,577	$13,294	2.4%	$13,723

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term*		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Equity Investments
Health Care Equipment & Services
VetStrategy(3) (15)	Common Stock					750,000	$560	0.1%	$589

						750,000	560	0.1	589

Total Equity Investments Canada						750,000	$560	0.1%	$589

Total Canada							$13,854	2.5%	$14,312

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan	L + 625	(28)	6.27%	12/2025	£303	398	0.1	415
Crusoe Bidco Limited(3) (15)	Unitranche First Lien Term Loan	L + 625	(28)	6.28%	12/2025	6,068	7,431	1.5	8,294
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan				12/2025	—	—	—	—

						6,371	7,829	1.6	8,709

Consumer Services
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650	(29)	6.62%	02/2027	£3,339	4,241	0.8	4,564
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650	(29)	6.84%	02/2027	$10,687	10,398	1.9	10,687

						14,026	14,639	2.7	15,251

Total Debt Investments United Kingdom						20,397	$22,468	4.3%	$23,960

Total United Kingdom							$22,468	4.3%	$23,960

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(3) (15) (17)	Unitranche First Lien - Last Out Term Loan	E + 625	(30)(31)	6.25%	02/2026	€6,910	7,654	1.5	8,454
PharComp Parent B.V.(3) (6) (15) (27)	Unitranche First Lien Term Loan	E + 625	(30)(31)	6.25%	02/2026	187	151	0.1	229

						7,097	7,805	1.6	8,683

Total Debt Investments Netherlands						€7,097	$7,805	1.6%	$8,683

Total Netherlands							$7,805	1.6%	$8,683

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Unitranche First Lien Term Loan	E + 625	(31)(32)	6.25%	04/2026	€9,507	10,491	2.0	11,168
Miraclon Corporation(3) (15)	Unitranche First Lien Term Loan	L + 625	(12)	7.47%	04/2026	$4,162	4,061	0.7	3,983

						13,669	14,552	2.7	15,151

Total Debt Investments Belgium						13,669	$14,552	2.7%	$15,151

Equity Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Common Stock					921	1	—	—
MIR Bidco SA(3) (15)	Preferred Stock					81,384	91	—	57

						82,305	92	—	57

Total Equity Investments Belgium						82,305	$92	—%	$57

Total Belgium							$14,644	2.7%	$15,208

Total Investments							$1,011,124	184.6%	$1,034,001

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

March 31, 2021 (Unaudited)

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

The Company’s investment objective is to maximize the total return to its stockholders in the form of current income and capital appreciation through debt and related equity investments. The Company invests primarily in secured debt (including first lien, unitranche first lien and second lien debt) and unsecured debt (including mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. Although the Company’s focus is to invest in private credit transactions, in certain circumstances it may also invest in broadly syndicated loans and bonds.

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

On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent Capital Group LP (“Crescent”), the majority member of the Adviser (the “Sun Life Transaction”). Consummation of the Sun Life Transaction resulted in a change of control of Crescent.

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

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. All significant intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. Restricted cash and cash equivalents consists of deposits and cash collateral held at Wells Fargo Bank N.A. related to the Company’s credit facility and foreign currency forward contracts. The Company holds cash and cash equivalents denominated in foreign currencies. The Company deposits its cash, cash equivalents and restricted cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the unrealized gains or losses reflected herein.

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

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is to enter into foreign currency forward contracts.

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. All foreign currency forward contracts are currently held with a single counterparty. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and sales of foreign currency forward contracts having the same notional value, settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date.

The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method or the effective yield method, depending on the type of debt instrument. As of March 31, 2021 and December 31, 2020, there were $4,964 and $4,600, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

Equity Offering Expenses

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021 and December 31, 2020, the Company had two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2021, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three months ended March 31, 2021, the Company expensed an excise tax of $130, of which $179 remained payable. For the three months ended March 31, 2020 the Company expensed an excise tax of $238, of which $94 remained payable.

CBDC Universal Equity, Inc., a wholly-owned subsidiary of the Company, is a taxable entity (“Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continues to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

For the three months ended March 31, 2021 and 2020, the Company recognized a benefit/(provision) for taxes of $(149) and $455, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of March 31, 2021 and December 31, 2020, $611 and $630, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of March 31, 2021 and December 31, 2020, $1,454 and $1,324, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

For the three months ended March 31, 2021 and March 31, 2020 there were no realized gains on investments requiring a recognition of a tax provision.

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

For the three months ended March 31, 2021 and 2020, the Company incurred administrative services expenses of $257 and $204, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. In addition to administrative services expenses, the payable balances include other operating expenses paid by the Administrator on behalf of the Company. As of March 31, 2021 and December 31, 2020, $726 and $321, respectively, was payable to the Administrator.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s accounting professionals, legal counsel, and compliance professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings, which are included as directors’ fees on the Consolidated Statements of Operations.

On June 5, 2015, the Company entered into a sub-administration agreement with State Street Bank and Trust Company (“SSB”) to perform certain administrative, custodian and other services on behalf of the Company. The sub-administration agreement with SSB had an initial term of three years ending June 5, 2018 and shall automatically renew for 1-year terms unless a written notice of non-renewal is delivered by the Company or SSB. The Company does not reimburse the Administrator for any services for which it pays a separate sub-administrator and custodian fee to SSB. For the three months ended March 31, 2021 and 2020, the Company incurred expenses of $282 and $313, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, under the terms of the sub-administration agreements, of which $282 and $300, respectively, were payable at March 31, 2021 and December 31, 2020.

Investment Advisory Agreement

On June 2, 2015, the Company entered into an investment advisory agreement with the Adviser, which was subsequently amended and restated (the “Investment Advisory Agreement”) and approved by the Company’s stockholders on January 29, 2020 in connection with the Alcentra Acquisition. Subsequently on December 17, 2020 in connection with the Sun Life Transaction, the Investment Advisory Agreement was re-approved by the Company’s stockholders. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Advisory Agreements, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

Base Management Fee

Effective February 1, 2020, pursuant to the Investment Advisory Agreement, the Base Management Fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Base Management Fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase.

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% shall be charged for such time period. The Adviser has also voluntarily waived its right to receive management fees on the Company’s investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio.

Prior to February 1, 2020, the Base Management Fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Adviser agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents during the period prior to February 3, 2020, the date of the Company’s qualified initial public offering.

For the three months ended March 31, 2021 and 2020, the Company incurred management fees of $1,924 and $1,494 respectively, which are net of waived amounts of $1,283 and $1,157, respectively. As of March 31, 2021 and December 31, 2020, $1,924 and $1,867 of management fees, respectively, remained payable.

For the three months ended March 31, 2021 and 2020, waived management fees attributable to the Company’s investment in GACP II LP were immaterial.

Incentive Fee per Investment Advisory Agreement

Under the Investment Advisory Agreement, the Incentive Fee consists of two parts:

The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% (1.50% prior to February 1, 2020) per quarter (7.0% annualized or 6.0% annualized prior to February 1, 2020) (the “Hurdle”), and a catch-up feature until the Adviser has received 17.5% (15.0% prior to February 1, 2020), of the pre-incentive fee net investment income for the current quarter up to 1.8182% (1.7647% prior to February 1, 2020) (the “Catch-up”), and (b) 17.5% (15.0% prior to February 1, 2020) of all remaining pre-incentive fee net investment income above the “Catch-up.”

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 17.5% (15.0% prior to February 1, 2020) of the Company’s realized capital gains, if any, on a cumulative basis from the Company’s inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. The income and capital gains incentive fees were previously waived from April 1, 2018 through February 1, 2020. Additionally, On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive incentive fees to the extent net investment income falls short of the declared dividend on a full dollar basis. The waiver will become effective upon expiration of the current waivers on July 31, 2021 and will continue through December 31, 2022. Once the Adviser begins to earn income incentive fees, the Adviser will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investment in GACP II.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% or 1.75% per quarter, 6.0% or 7.0% annualized, prior to and effective February 1, 2020, respectively, and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the three months ended March 31, 2021, the Company incurred income incentive fees of $0, which are net of waived amounts, of $2,277, of which $0 was payable at March 31, 2021. For the three months ended March 31, 2020, the Company incurred income incentive fees of $0, which are net of waived amounts, of $1,932, of which $0 was payable at March 31, 2020.

GAAP Incentive Fee on Cumulative Unrealized Capital Appreciation

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fees based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 15% (prior to February 3, 2020) or 17.5% (effective February 3, 2020) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2021, the Company recorded capital gains incentive fees on unrealized capital appreciation of $1,577, of which $1,577 was accrued and unpaid at March 31, 2021. For the three months ended March 31, 2020, the Company recorded no incentive fee on cumulative unrealized capital appreciation.

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

A portion of the outstanding shares of the Company’s common stock is owned by Crescent. At March 31, 2021 and December 31, 2020, Crescent owned 2.12% and 2.11%, respectively, of the outstanding common shares of the Company. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement. On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction.

Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

Investments in and affiliated and controlled companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments and the summary tables below.

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$—	$(1)	$—	$222	$2,014	$9
Battery Solutions, Inc.	3,565	36	—	—	(1,649)	1,952	45
Conisus, LLC	22,865	470	—	—	689	24,024	469
Slickdeals Holdings, LLC	16,010	21	(37)	—	(23)	15,971	285
Southern Technical Institute, Inc.	7,253	—	—	—	335	7,588	—
Vivid Seats Ltd.	3,714	—	—	—	105	3,819	—
Total Non-Controlled Affiliates	$55,200	$527	$(38)	$—	$(321)	$55,368	$808

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$—	$—	$(928)	$—	$—
Battery Solutions, Inc.	—	4,887	—	—	(765)	4,122	31
Conisus, LLC	—	8,728	—	—	(824)	7,904	—
Slickdeals Holdings, LLC	15,933	19	(37)	—	(925)	14,990	316
Southern Technical Institute, Inc.	—	—	—	—	—	—	—
Vivid Seats Ltd.	3,646	—	—	—	(69)	3,577	—
Xpress Global Systems, LLC	—	—	—	—	—	—	—
Total Non-Controlled Affiliates	$20,507	$13,634	$(37)	$—	$(3,511)	$30,593	$347

The Company’s investments in controlled affiliates for the three months ended March 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$609	$39,344	$700

The Company’s investments in controlled affiliates for the three months ended March 31, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$6,000	$(1,000)	$—	$(16,843)	$22,599	$—

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

Investments at fair value consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$370,037	$365,052	$(4,985)	$380,909	$373,633	$(7,276)
Unitranche First Lien	459,556	468,061	8,505	408,177	413,543	5,366
Unitranche First Lien - Last Out	15,675	13,853	(1,822)	15,668	14,917	(751)
Senior Secured Second Lien	80,538	81,626	1,088	105,056	104,656	(400)
Unsecured Debt	5,126	5,090	(36)	3,112	3,032	(80)
Equity & Other	41,559	70,319	28,760	41,974	69,331	27,357
LLC/LP Equity Interests	54,457	53,626	(831)	56,228	54,889	(1,339)

Total Investments	$1,026,948	$1,057,627	$30,679	$1,011,124	$1,034,001	$22,877

The industry composition of investments at fair value at March 31, 2021 and December 31, 2020 is as follows (in thousands):

Industry	Fair Value March 31, 2021	Percentage of Fair Value	Fair Value December 31, 2020	Percentage of Fair Value
Health Care Equipment & Services	$311,599	29.46%	$269,614	26.08%
Commercial & Professional Services	196,776	18.61	207,151	20.03
Software & Services	146,600	13.86	134,374	13.00
Consumer Services	118,620	11.22	123,704	11.96
Diversified Financials	53,626	5.07	65,128	6.30
Insurance	35,769	3.38	38,018	3.68
Media & Entertainment	24,024	2.27	37,154	3.59
Retailing	23,694	2.24	23,537	2.28
Pharmaceuticals, Biotechnology & Life Sciences	22,875	2.16	23,449	2.27
Consumer Durables & Apparel	21,774	2.06	22,865	2.21
Food & Staples Retailing	19,269	1.82	18,776	1.82
Capital Goods	18,539	1.75	18,643	1.80
Energy	17,282	1.63	18,220	1.76
Automobiles & Components	16,581	1.57	7,257	0.70
Transportation	7,409	0.70	6,912	0.67
Materials	6,890	0.65	4,666	0.45
Food, Beverage & Tobacco	4,711	0.45	4,253	0.41
Telecommunication Services	4,271	0.40	4,062	0.39
Household & Personal Products	4,169	0.40	3,223	0.31
Technology Hardware & Equipment	3,149	0.30	2,995	0.29

Total Investments	$1,057,627	100.00%	$1,034,001	100.00%

The geographic composition of investments at fair value at March 31, 2021 and December 31, 2020 is as follows (in thousands):

Geographic Region	Fair Value March 31, 2021	Percentage of Fair Value	Fair Value December 31, 2020	Percentage of Fair Value
United States	$978,736	92.54%	$971,838	93.99%
United Kingdom	35,319	3.34	23,960	2.32
Canada	19,163	1.81	15,208	1.47
Belgium	15,117	1.43	14,312	1.38
Netherlands	9,292	0.88	8,683	0.84

Total Investments	$1,057,627	100.00%	$1,034,001	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$42,110	$322,942	$365,052
Unitranche First Lien	—	—	468,061	468,061
Unitranche First Lien - Last Out	—	—	13,853	13,853
Senior Secured Second Lien	—	—	81,626	81,626
Unsecured Debt	—	—	5,090	5,090
Equity & Other	—	—	70,319	70,319
Subtotal	$—	$42,110	$961,891	$1,004,001
Investments Measured at NAV (1)				53,626
Total Investments				$1,057,627
Foreign Currency Forward Contracts	$—	$63	$—	$63

The following table presents fair value measurements of investments as of December 31, 2020 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$33,735	$339,898	$373,633
Unitranche First Lien	—	—	413,543	413,543
Unitranche First Lien – Last Out	—	—	14,917	14,917
Senior Secured Second Lien	—	—	104,656	104,656
Unsecured Debt	—	—	3,032	3,032
Equity & Other	—	1,500	67,831	69,331
Subtotal	$—	$35,235	$943,877	$979,112
Investments Measured at NAV (1)				54,889
Total Investments				$1,034,001
Foreign Currency Forward Contracts	$—	$(632)	$—	$(632)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2021, based off of the fair value hierarchy at March 31, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	405	747	8	366	5	3	1,534
Paid in-kind interest	308	-	-	-	92	468	868
Net realized gain (loss)	-	189	-	-	-	2,141	2,330
Net change in unrealized appreciation (depreciation)	237	3,135	(1,072)	1,486	46	1,401	5,233
Purchases	8,847	76,468	-	-	1,915	1,019	88,249
Sales/return of capital/principal repayments/paydowns	(20,220)	(26,021)	-	(24,882)	-	(4,045)	(75,168)
Transfers in	-	-	-	-	-	1,501	1,501
Transfers out	(6,533)	-	-	-	-	-	(6,533)

Balance as of March 31, 2021	$322,942	$468,061	$13,853	$81,626	$5,090	$70,319	$961,891

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2021	$356	$2,211	$(1,072)	$1,101	$(42)	$1,401	$3,955

During the three months ended March 31, 2021, the Company recorded $6,533 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $1,501 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2020, based off of the fair value hierarchy at March 31, 2020 (in thousands):

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of March 31, 2021 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$302,853	Discounted Cash Flows	Discount Rate	4.4%-19.3% (6.9%	)

	20,089	Enterprise Value	Comparable EBITDA Multiple	4.1x-13.7x (7.4x	)

Subtotal:	$322,942

Unitranche First Lien	$447,047	Discounted Cash Flows	Discount Rate	4.6%-12.9% (6.7%	)

	6,081	Enterprise Value	Comparable EBITDA Multiple	8.4x-8.4x (8.4x	)

	1,880	Collateral Analysis	Recovery Rate	100.0%

	13,053	Broker Quoted	Broker Quote	N/A

Subtotal	$468,061

Unitranche First Lien-Last Out	$8,121	Discounted Cash Flows	Discount Rate	6.2%-6.2% (6.2%	)

	5,732	Collateral Analysis	Recovery Rate	71.0%

Subtotal	$13,853

Senior Secured Second Lien	$79,595	Discounted Cash Flows	Discount Rate	6.8%-14.0% (9.3%	)

	2,031	Broker Quoted	Broker Quote	N/A

Subtotal:	$81,626

Unsecured Debt	$5,090	Discounted Cash Flows	Discount Rate	10.7%-31.9% (16.6%	)

Equity & Other	$68,597	Enterprise Value	Comparable EBITDA Multiple	3.0x-28.6x (10.7x	)

	1,722	Broker Quoted	Broker Quote	N/A

Subtotal:	$70,319

Quantitative information about Level 3 Fair Value Measurements

	Fair value as of December 31, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$301,956	Discounted Cash Flows	Discount Rate	4.7%-25.2% (7.3%	)

	21,189	Enterprise Value	Comparable EBITDA Multiple	3.7x-16.6x (7.9x	)

	16,753	Broker Quoted	Broker Quote	N/A

Subtotal:	$339,898

Unitranche First Lien	$392,281	Discounted Cash Flows	Discount Rate	4.8%-15.0% (7.0%	)

	5,673	Enterprise Value	Comparable EBITDA Multiple	5.9x-5.9x (5.9x	)

	2,668	Collateral Analysis	Recovery Rate	100.0%

	12,921	Broker Quoted	Broker Quote	N/A

Subtotal	$413,543

Unitranche First Lien - Last Out	$8,454	Discounted Cash Flows	Discount Rate	6.2%-6.2% (6.2%	)

	6,463	Collateral Analysis	Recovery Rate	80.0%

Subtotal	$14,917

Senior Secured Second Lien	$104,362	Discounted Cash Flows	Discount Rate	7.5%-14.0% (9.5%	)

	294	Broker Quoted	Broker Quote	N/A

Subtotal:	$104,656

Unsecured Debt	$3,032	Discounted Cash Flows	Discount Rate	12.5%-21.4% (16.6%	)

Equity & Other	$66,002	Enterprise Value	Comparable EBITDA Multiple	1.5x-25.9x (10.2x	)

	1,829	Broker Quoted	Broker Quote	N/A

Subtotal:	$67,831

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2021 and December 31, 2020. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Note 6. Debt

Debt consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$272,510	$77,490	$272,510	$271,260	2.58%
Corporate Revolving Facility	200,000	115,404	84,596	115,404	129,449	2.99%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.49%
2026 Unsecured Notes	135,000	50,000	85,000	50,000	23,889	4.29%
InterNotes ®	—	—	—	—	12,186	—%

Total Debt	$735,000	$487,914	$247,086	$487,914	$486,784	3.25%

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$260,210	$89,790	$260,210	$235,263	2.63%
Corporate Revolving Facility	200,000	149,904	50,096	149,904	150,378	2.93%
2023 Unsecured Notes	50,000	50,000	—	50,000	15,027	6.49%
InterNotes ®	16,418	16,418	—	16,418	20,398	6.40%

Total Debt	$616,418	$476,532	$139,886	$476,532	$421,066	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The amount presented excludes netting of deferred financing costs.

As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2021 and December 31, 2020, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with the terms and covenants of its debt arrangements.

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

The maximum commitment amount under the SPV Asset Facility is $350,000 and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) March 10, 2025 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.20% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility and subsequent amendments were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of March 31, 2021 and December 31, 2020, deferred financing costs related to the SPV Asset Facility were $2,390 and $2,540, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Corporate Revolving Facility

On August 20, 2019, the Company entered into the “Corporate Revolving Facility” with Ally Bank, as Administrative Agent and Arranger. Proceeds of the advances under the Revolving Credit Agreement may be used to acquire portfolio investments, to make distributions to the Company in accordance with the Revolving Credit Agreement and to pay related expenses. The maximum principal amount of the Corporate Revolving Facility is $200,000, subject to availability under the borrowing base.

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.35%, which includes 0.05% utilization fee, with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. The unused facility fee rate may vary based on the utilization. Interest is payable quarterly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of March 31, 2021 and December 31, 2020, deferred financing costs related to the Corporate Revolving Facility were $1,233 and $1,360, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2023 Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25,000 issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of March 31, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of March 31, 2021 and December 31, 2020, deferred financing costs related to the 2023 Unsecured Notes were $634 and $700, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2026 Unsecured Notes

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The 2026 Unsecured Notes have a delayed draw feature. The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year, commencing on July 30, 2021. As of March 31, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of March 31, 2021 and December 31, 2020, deferred financing costs related to the 2026 Unsecured Notes were $707 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, the Company assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The InterNotes® bore interest at fixed interest rates ranging between 6.25% and 6.75% and offered a variety of maturities ranging between February 15, 2021 and April 15, 2022. The Company redeemed or paid down the remaining $16,418 of InterNotes® during the first quarter of 2021.

Summary of Interest and Credit Facility Expenses

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes®, for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Borrowing interest expense	$3,645	$3,872
Unused facility fees	188	145
Amortization of financing costs	361	332

Total interest and credit facility expenses	$4,194	$4,349

Weighted average outstanding balance	$486,784	$388,942

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of March 31, 2021 and December 31, 2020, $650 and $0, respectively, has been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

For the three months ended March 31, 2021 and 2020 the Company’s average USD notional exposure to foreign currency forward contracts was $44,096 and $30,418, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 (in thousands):
Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$996	$(933)	$63	$650	$—

Total	$996	$(933)	$63	$650	$—

As of December 31, 2020 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$264	$(896)	$(632)	$—	$(632)

Total	$264	$(896)	$(632)	$—	$(632)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	695	2,190

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$695	$2,190

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021 and December 31, 2020, the Company had aggregated unfunded commitments totaling $102,013 and $80,837 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of March 31, 2021 and December 31, 2020, the Company has the following unfunded commitments to portfolio companies (in thousands):

	March 31, 2021		December 31, 2020
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Abode Healthcare, Inc.	8/28/2025	$1,150	8/25/2025	$1,150
Affinitiv, Inc.	8/26/2024	567	8/26/2024	567
Ameda, Inc.	9/29/2022	112	9/29/2022	113
Anne Arundel Dermatology Management, LLC	10/16/2022	848	10/16/2022	1,159
Anne Arundel Dermatology Management, LLC	10/16/2025	550	10/16/2025	550
Auto-Vehicle Parts, LLC	1/3/2023	600	1/3/2023	600
Avaap USA LLC	3/22/2023	650	3/22/2023	650
Benesys, Inc.	10/5/2024	150	10/5/2024	150
C-4 Analytics, LLC	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC	4/11/2024	550	4/11/2024	550
Centria Subsidiary Holdings, LLC	12/09/2025	1,974	12/9/2025	1,816
Claritas, LLC	12/21/2023	262	12/21/2023	188
Colibri Group LLC	5/1/2025	1,000	5/1/2025	1,000
Consolidated Label Co., LLC	7/15/2026	650	7/15/2026	650
Continental Battery Company	12/14/2022	2,679	12/14/2022	567
CRA MSO, LLC	12/17/2023	140	12/17/2023	120
EiKo Global, LLC	6/1/2023	750	6/1/2023	750
Empire Auto Parts, LLC	9/5/2024	400	9/5/2023	400
Everlast Parent Inc.	10/30/2022	3,412	10/30/2022	3,412
Everlast Parent Inc.	10/30/2026	1,611	10/30/2026	1,611
Granicus, Inc.	1/30/2023	2,011	—	—
Granicus, Inc.	1/29/2027	805	—	—
GrapeTree Medical Staffing, LLC	10/19/2022	450	10/19/2022	450
HCOS Group Intermediate III LLC	9/30/2026	900	9/30/2026	900
Hepaco, LLC	8/18/2023	92	8/18/2023	92
Hepaco, LLC	8/18/2024	112	8/18/2024	112
Hercules Borrower LLC	12/15/2026	2,222	12/15/2026	2,222
HGH Purchaser, Inc.	2/10/2023	3,378	—	—
HGH Purchaser, Inc.	11/1/2021	419	11/1/2021	557
HGH Purchaser, Inc.	11/3/2025	963	11/3/2025	912
Hospice Care Buyer, Inc.	6/09/2021	1,455	6/09/2021	2,679

	March 31, 2021		December 31, 2020
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Hospice Care Buyer, Inc.	12/09/2026	1,386	12/09/2026	1,386
Hospice Care Buyer, Inc.	12/09/2026	1,668	12/09/2026	1,668
Hsid Acquisition, LLC	1/31/2026	750	1/31/2026	750
Integrity Marketing Acquisition, LLC	8/27/2025	1,409	8/27/2025	1,409
ISS Compressors Industries, Inc.	2/05/2026	833	2/05/2026	833
IvyRehab Intermediate II, LLC	12/04/2022	1,313	12/04/2022	1,450
IvyRehab Intermediate II, LLC	12/04/2024	500	12/04/2024	500
Jordan Health Products, Inc.	7/6/2022	171	—	—
Kestrel Parent, LLC	11/13/2023	871	11/13/2023	871
Learn-It Systems, LLC	3/18/2022	1,357	3/18/2022	1,456
Learn-It Systems, LLC	3/18/2025	300	3/18/2025	600
Lightspeed Buyer, Inc.	8/3/2021	648	8/3/2021	648
Lightspeed Buyer, Inc.	2/03/2026	700	2/03/2026	700
List Partners, Inc.	1/5/2023	450	1/5/2023	450
Mann Lake Ltd.	—	—	10/04/2024	60
MRI Software LLC	2/10/2022	519	2/10/2022	519
MRI Software LLC	2/10/2026	747	2/10/2026	1,184
MRI Software LLC	2/10/2026	1,203	2/10/2026	1,266
Omni Ophthalmic Management Consultants, LLC	3/31/2021	623	2/28/2021	623
Ontario Systems, LLC	9/5/2021	1,100	9/5/2021	1,100
Ontario Systems, LLC	8/30/2025	100	8/30/2025	300
Patriot Acquisition Topco S.A.R.L	5/14/2021	1,770	—	—
PharComp Parent B.V.	2/20/2026	1,024	2/20/2026	2,056
Pharmalogics Recruiting, LLC	2/5/2027	957
Pharmalogics Recruiting, LLC	2/5/2027	1,436	—	—
Pilot Air Freight, LLC	7/25/2024	2	7/25/2024	100
Pinnacle Treatment Centers, Inc.	1/17/2022	457	1/17/2022	457
Pinnacle Treatment Centers, Inc.	12/31/2022	571	12/31/2022	571
Potter Electric Signal Company	12/19/2021	271	12/19/2021	1,123
Potter Electric Signal Company	12/19/2024	550	12/19/2024	550
Prism Bidco, Inc.	6/25/2026	833	6/25/2026	833
PT Network, LLC	11/30/2023	400	11/30/2023	400
Pye-Barker Fire & Safety, LLC	2/25/2023	2,725	—	—
Receivable Solutions, Inc.	10/1/2024	300	10/1/2024	300
Right Networks, LLC	11/4/2024	233	11/4/2024	232
Ruffalo Noel Levitz, LLC	5/29/2022	300	5/29/2022	60
Safco Dental Supply, LLC	6/14/2025	360	6/14/2025	600
Saturn Borrower Inc	9/30/2026	1,513	9/30/2026	1,513
SavATree, LLC	—	—	6/2/2020	122
SavATree, LLC	6/2/2022	550	6/2/2022	550
Seniorlink Incorporated	7/17/2026	1,038	7/17/2026	1,037
Service Logic Acquisition, Inc	10/30/2022	2,432	10/30/2022	2,432
Slickdeals Holdings, LLC	6/12/2023	727	—	—
Slickdeals Holdings, LLC	—	—	6/12/2023	727
Smile Brands, Inc.	10/12/2023	300	10/12/2023	300
Smile Doctors LLC	10/6/2022	1,070	10/6/2022	1,070
Southern HVAC Corporation	10/30/2022	2,450	10/30/2022	2,450
Southern HVAC Corporation	10/30/2022	1,000	10/30/2022	1,000
Stepping Stones Healthcare Services, LLC	3/9/2023	800	—	—
Stepping Stones Healthcare Services, LLC	3/9/2026	750	—	—
Spear Education	2/3/2026	3,125	2/3/2026	3,125
Teal Acquisition Co., Inc	9/22/2026	1,642	9/22/2026	1,642
Teal Acquisition Co., Inc	9/22/2026	967	9/22/2026	1,004
The Hilb Group, LLC	12/2/2025	340	12/2/2025	340
Teaching Strategies LLC	5/14/2024	629	5/14/2024	629
THG Acquisition, LLC	12/15/2022	1,591	12/15/2022	1,728
THG Acquisition, LLC	12/02/2025	143	12/02/2025	142
Transportation Insight, LLC	12/3/2024	661	12/3/2024	750
Tranzonic	3/27/2023	183	3/27/2023	110
Trinity Partners, LLC	2/21/2023	450	2/21/2023	450
Unifeye Vision Partners	9/13/2021	2,237	9/13/2021	2,237
Unifeye Vision Partners	9/13/2025	1,247	9/13/2025	1,247

	March 31, 2021		December 31, 2020
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
UP Acquisition Corp	5/23/2024	859	5/23/2024	859
Winxnet Holdings, LLC	6/29/2023	160	6/29/2023	160
Winxnet Holdings, LLC	6/29/2023	250	—	—
Auction Technology Group	2/12/2027	4,154	—	—
Crusoe Bidco Limited	12/10/2025	543	12/5/2020	538
Crusoe Bidco Limited	12/10/2025	170	12/10/2025	169
Lion Cashmere Bidco Limited	3/23/2028	3,240	—	—
Lion Cashmere Bidco Limited	3/23/2026	2,430	—	—
VetStrategy	—	—	7/31/2027	347
VetStrategy	7/31/2027	1,841	7/31/2027	2,355
Vital Care Buyer, LLC	10/19/2025	2,222	10/19/2025	2,222

Total		$102,013		$80,837

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, the Company believes that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate liquidity.

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

For the three months ended March 31, 2021 and 2020, the Company issued 0 and 30,128 new common shares, respectively, in connection with its dividend reinvestment plan.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2021	March 31, 2021	April 15, 2021	$0.41
November 4, 2020	December 31, 2020	January 15, 2021	$0.41
August 7, 2020	September 30, 2020	October 15, 2020	$0.41
May 11, 2020	June 30, 2020	July 15, 2020	$0.41
March 3, 2020	March 31, 2020	April 15, 2020	$0.41

At March 31, 2021 and December 31, 2020, Crescent owned 2.12% and 2.11%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2021 and December 31, 2020, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Net increase (decrease) in net assets resulting from operations	$21,536	$(74,545)
Weighted average common shares outstanding	28,167,360	26,212,991
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.76	$(2.84)

Note 11. Income Taxes

As of March 31, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

	As of March 31, 2021	As of December 31, 2020
Tax cost	$1,155,406	$1,038,153

Gross unrealized appreciation	$24,013	$26,684
Gross unrealized depreciation	(19,285)	(30,836)

Net unrealized investment appreciation (depreciation)	$4,728	$(4,152)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$19.88	$19.50

Net investment income after tax	0.41	0.44
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	0.35	(3.28)

Net increase (decrease) in net assets resulting from operations	0.76	(2.84)

Effect of equity issuances, net of share repurchases and rounding	0.01	0.27

Distributions declared from net investment income(2)	(0.41)	(0.41)

Total increase (decrease) in net assets	0.36	(2.98)

Net asset value, end of period	$20.24	$16.52
Shares outstanding, end of period	28,167,360	28,200,547

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Market value, end of period	$17.18	$9.65
Weighted average shares outstanding	28,167,360	26,212,991
Total return based on market value(3)	20.73%	(38.66)%
Total return based on net asset value(4)	3.87%	(13.18)%

Ratio/Supplemental Data:
Net assets, end of period	$569,987	$465,755
Ratio of total net expenses to average net assets(5)	6.46%	6.49%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.32%	2.48%
Ratio of net investment income before taxes to average net assets	8.30%	10.87%
Ratio of interest and credit facility expenses to average net assets(6)	3.01%	4.01%
Ratio of net incentive fees to average net assets(6)	1.13%	—%
Ratio of portfolio turnover to average investments at fair value(7)	7.38%	8.40%
Asset coverage ratio	216%	208%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
(3)

Total return based on market value is calculated as the change in market value per share during the period, taking into account dividends, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share for the comparative period is based on the market price of $16.40 per share on February 3, 2020, the date of the Company’s listing on NASDAQ, and not annualized.

(4)

Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share, and not annualized.

(5)

The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 6.48% and 6.52% for the three months ended March 31, 2021 and 2020, respectively.

(6)	Annualized.
(7)	Not annualized.

Note 13. Alcentra Acquisition

On August 12, 2019, the Company entered into an Agreement and Plan of Merger (as amended on September 27, 2019, the “Merger Agreement”) to acquire Alcentra Capital Corporation (“Alcentra Capital”) in a cash and stock transaction (the “Alcentra Acquisition”).

In connection with the Alcentra Acquisition, which was completed on January 31, 2020, each share of Alcentra Capital common stock issued and outstanding immediately prior to the effective time of the Alcentra Acquisition was converted into the right to receive from the Company, in accordance with the Merger Agreement, (a) approximately $1.50 per share in cash consideration less $0.80 per share spillover dividend declared by Alcentra Capital, and (b) stock consideration at the fixed exchange ratio of 0.4041 shares, par value $0.001 per share, of the Company’s common stock (the “Exchange Ratio”) (and, if applicable, cash in lieu of fractional shares of the Company’s common stock). The Exchange Ratio was fixed on the date of the Merger Agreement, and was not subject to adjustment based on changes in the trading price of Alcentra Capital’s common stock before the closing of the Alcentra Acquisition. Based on the number of shares of Alcentra Capital common stock outstanding on the date of the merger, approximately 5,203,016 of the Company’s shares of common stock were exchanged for approximately 12,875,566 outstanding shares of Alcentra Capital common stock, subject to adjustment in certain limited circumstances. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in the private offering were terminated.

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

Total consideration paid by the Company, including transaction costs related to the merger, of $118,256 was allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the closing date, subject to the limitation that certain “non-qualifying” assets, including financial instruments, could not be assigned an amount greater than their fair values. As a result of this limitation, total consideration paid by the Company exceeded the fair value of the net assets acquired by $3,825, which has been presented as a realized loss in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2020. The Company estimated the fair value of the assets acquired and liabilities assumed in accordance with ASC 820; the methodologies utilized to make these estimates were consistent with those used by the Company in estimating the fair value of its own assets and liabilities.

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

The following table summarizes share repurchases under the Company’s stock repurchase program for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data).

	For the three months ended March 31
	2021	2020
Dollar amount repurchased	—	$1,882
Shares repurchased	—	159,228
Average price per share including commission	—	$11.82
Weighted average discount to net asset value	—	39.12	%(1)

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021.

On May 5, 2021, the Company issued the remaining $85,000 of $135,000 4.00% senior unsecured notes due February 17, 2026.

On May 10, 2021, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on July 15, 2021 to stockholders of record as of June 30, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We were incorporated under the laws of the State of Delaware on February 5, 2015 and on January 30, 2020, we changed our state of incorporation from the State of Delaware to the State of Maryland. We have elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

On January 31, 2020, we completed a transaction to acquire Alcentra Capital Corporation in a cash and stock transaction (the “Alcentra Acquisition”). We were listed and began trading on the NASDAQ stock exchange on February 3, 2020.

We are managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the SEC under the 1940 Act. CCAP Administration, LLC (the “Administrator”), provides the administrative services necessary for us to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator along with our Board. The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of five directors, four of whom are independent.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments. We invest primarily in secured debt (including first lien, unitranche first lien and second-lien debt) and unsecured debt (including mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, we may from time to time invest in more liquid broadly syndicated loans to complement our private credit transactions.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

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

The Investment Adviser

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Adviser has entered into a resource sharing agreement with Crescent Capital Group LP (“Crescent”), pursuant to which Crescent provides the Adviser with experienced investment professionals (including the members of the Adviser’s investment committee) and access to Crescent’s resources so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the resource sharing agreement, the Adviser intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Crescent’s investment professionals. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

Expenses

Our primary operating expenses include the payment of management fees and incentive fees to the Adviser under the Investment Advisory Agreement, as amended, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our sub-administration agreement and other operating costs described below. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	fees and expenses associated with independent audits and outside legal costs;

•	independent directors’ fees and expenses;

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to us, including but not limited to, our accounting professionals, our legal counsel and compliance professionals);

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

PORTFOLIO INVESTMENT ACTIVITY

We seek to create a broad and diversified portfolio that generally includes senior secured first lien, unitranche, senior secured second lien, unsecured loans and minority equity securities of U.S. middle market companies. The size of our individual investments varies proportionately with the size of our capital base. We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities have speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity.

As of March 31, 2021 and December 31, 2020, our portfolio at fair value was comprised of the following:

$ in millions

	March 31, 2021		December 31, 2020
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$365.0	34.5%	$373.6	36.1%
Unitranche First Lien	468.1	44.3	413.6	40.0
Unitranche First Lien – Last Out	13.9	1.3	14.9	1.5
Senior Secured Second Lien	81.6	7.7	104.7	10.1
Unsecured Debt	5.1	0.5	3.0	0.3
Equity & Other	70.3	6.6	69.3	6.7
LLC/LP Equity Interests	53.6	5.1	54.9	5.3

Total investments	$1,057.6	100.0%	$1,034.0	100.0%

The following table shows our investment activity by investment type:

$ in millions

	For the three months ended
	March 31, 2021	March 31, 2020 (1)
New investments at cost:
Senior Secured First Lien	$8.8	$42.2
Unitranche First Lien	76.5	66.7
Unitranche First Lien – Last Out	—	—
Senior Secured Second Lien	—	—
Unsecured Debt	1.9	—
Equity & Other	1.0	—
LLC/LP Equity Interests	—	8.5

Total	$88.2	$117.4

Proceeds from investments sold or repaid:
Senior Secured First Lien	$20.4	$55.5
Unitranche First Lien	26.0	17.1
Unitranche First Lien – Last Out	—	0.2
Senior Secured Second Lien	24.9	0.0
Unsecured Debt	—	—
Equity & Other	4.1	—
LLC/LP Equity Interests	1.8	1.0

Total	$77.2	$73.8

Net increase (decrease) in portfolio	$11.0	$43.6

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The assets acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted average yield on income producing securities (at cost) (1)	7.9%	8.0%
Percentage of debt bearing a floating rate (at fair value)	98.4%	98.4%
Percentage of debt bearing a fixed rate (at fair value)	1.6%	1.6%
Number of portfolio companies	131	132

(1)	Yield excludes investments on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of March 31, 2021 and December 31, 2020.

$ in millions

	March 31, 2021		December 31, 2020
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$915.3	98.3%	$899.2	98.3%
Non-accrual	15.6	1.7	15.6	1.7

Total income producing debt securities	$930.9	100.0%	$914.8	100.0%

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

As of March 31, 2021 and December 31, 2020, we had investments in two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2021 and December 31, 2020.

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

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale as of March 31, 2021 and December 31, 2020. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

$ in millions

	March 31, 2021		December 31, 2020
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$22.7	2.1%	$9.8	0.9%
2	904.3	85.5	895.1	86.6
3	118.8	11.3	117.0	11.3
4	11.8	1.1	12.1	1.2
5	—	—	—	—

Total	$1,057.6	100.0%	$1,034.0	100.0%

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2021 and 2020 were as follows:

$ in millions

	For the three months ended
	March 31, 2021	March 31, 2020
Total investment income	$20.5	$18.8
Total net expenses	9.1	7.2

Net investment income	$11.4	$11.6
Net realized gain (loss) on investments (1)	1.7	(0.2)
Net unrealized appreciation (depreciation) on investments (1) (2)	8.5	(82.6)

Net realized and unrealized gains (losses) on investments	$10.2	$(82.8)

Realized loss on asset acquisition	—	(3.8)
Benefit/(Provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.1)	0.5

Net increase (decrease) in net assets resulting from operations	$21.5	$(74.5)

(1)	Includes gains and losses related to foreign currency transactions and translation.
(2)	Includes gains and losses related to foreign currency forward contracts.

Investment Income

$ in millions

	For the three months ended
	March 31, 2021	March 31, 2020
Interest from investments	$19.2	$17.5
Dividend Income	1.2	0.9
Other income	0.1	0.4

Total	$20.5	$18.8

Interest income, which includes amortization of upfront fees, increased from $17.5 million for the three months ended March 31, 2020 to $19.2 million for the three months ended March 31, 2021, due to organic net deployment. Included in interest from investments for the three months ended March 31, 2021 and 2020 are $0.8 million and $1.1 million of accelerated accretion of OID, respectively.

Dividend income increased from $0.9 million for the three months ended March 31, 2020 to $1.2 million for the three months ended March 31, 2021 due to higher dividend income from the CBDC Senior Loan Fund LLC. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $0.4 million for the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021. The decrease was primarily attributed to higher amendment activity at the height of the COVID-19 pandemic, resulting in increased fees.

Expenses

$ in millions

	For the three months ended
	March 31, 2021	March 31, 2020
Interest and other debt financing costs	$4.2	$4.4
Management fees	3.2	2.7
Income based incentive fees	2.3	1.9
Capital gains based incentive fees	1.6	—
Professional fees	0.5	0.3
Directors’ fees	0.1	0.1
Other general and administrative expenses	0.7	0.7

Total expenses	$12.6	$10.1
Management fee waiver	(1.3)	(1.2)
Incentive fee waiver	(2.3)	(1.9)

Net expenses	$9.0	$7.0
Income and excise taxes	0.1	0.2

Total	$9.1	$7.2

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended March 31, 2021 and 2020 interest and debt financing costs were $4.2 million and $4.4 million, respectively. The decrease between the two periods was due to lower benchmark rates, which offset the increase in the debt outstanding.

Base Management Fees

For the three months ended March 31, 2021 and 2020, we incurred management fees of $1.9 million and $1.5 million, respectively, which are net of a waived amounts of $1.3 million and $1.2 million, respectively, of which $1.9 million and $1.5 million of management fees, respectively, remained payable. The increase in net management fees was driven by growing assets under management.

The Adviser has voluntarily waived its right to receive management fees on our investment in GACP II LP for any period in which GACP II LP remains in the investment portfolio. For the three months ended March 31, 2021 and 2020, management fees waived attributable to our investment in GACP II LP were immaterial.

Incentive Fees

For the three months ended March 31, 2021 and 2020 we incurred income based incentive fees of $2.3 million and $1.9 million, of which $2.3 million and $1.9 million, respectively, were waived. For the three months ended March 31, 2021 and 2020 we accrued $1.6 million and $0, respectively, of capital gains based incentive fees. As of March 31, 2021 and December 31, 2020, $1.6 million and $0, respectively, was accrued and unpaid. The increase in incentive fees on cumulative unrealized capital appreciation was attributable to the performance of the investment portfolio.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include expenses from the sub-administration agreement, insurance premiums, overhead and staffing costs allocated from the Administrator and other miscellaneous general and administrative costs associated with our operations and investment activity. For the three months ended March 31, 2021 and 2020, professional fees were $0.5 million and $0.3 million, respectively. For the three months ended March 31, 2021 and 2020, other general and administrative expenses were $0.7 million and $0.7 million, respectively. The net increase in professional fees and other general and administrative expenses was attributable to servicing a growing investment portfolio.

Income and Excise Taxes

For the three months ended March 31, 2021 and 2020, we expensed income and excise taxes of $0.1 million and $0.2 million, respectively, of which $0.2 million and $0.1 million of excise taxes remained payable, respectively.

Net Investment Income

GAAP net investment income was $11.4 million or $0.41 per share for the three months ended March 31, 2021, as compared to $11.6 million or $0.44 per share for the three months end March 31, 2020. The decrease was primarily due to accrued capital gains based incentive fees.

Adjusted net investment income was $13.0 million or $0.46 per share for the three months ended March 31, 2021, as compared to $11.6 million or $0.44 per share for the three months end March 31, 2020. The increase was primarily due to a higher investment income from a growing investment portfolio.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to adjusted net investment income for the periods presented:

	For the three months ended
	March 31, 2021		March 31, 2020
	(unaudited)		(unaudited)
($ in millions, except per share data)	Amount	Per Share	Amount	Per Share
GAAP net investment income	$11.4	$0.41	$11.6	$0.44
Capital gains based incentive fee	1.6	0.05	—	—

Adjusted net investment income	$13.0	$0.46	$11.6	$0.44

On a supplemental basis, we are disclosing adjusted net investment income and per share adjusted net investment income, each of which is a financial measure that is calculated and presented on a basis of methodology other than in accordance with U.S. GAAP (“non-GAAP”). Adjusted net investment income represents net investment income, excluding capital gains incentive fees. We use this non-GAAP financial measure internally to analyze and evaluate financial results and performance and believe that this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing results and trends without giving effect to capital gains incentive fees. The Company’s investment advisory agreement provides that a capital gains-based incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital appreciation) to the extent such realized capital gains exceed realized capital losses and unrealized capital depreciation on a cumulative basis. We believe that adjusted net investment income is a useful performance measure because it reflects the net investment income produced on the Company’s investments during a period without giving effect to any changes in the value of such investments and any related capital gains incentive fees between periods. The presentation of adjusted net investment income is not intended to be a substitute for financial results prepared in accordance with GAAP and should not be considered in isolation.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three months ended March 31, 2021 and 2020, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

$ in millions

	For the three months ended
	March 31, 2021	March 31, 2020
Realized losses on non-controlled and non-affiliated investments	$(0.4)	$(0.0)
Realized gains on non-controlled and non-affiliated investments	2.1	0.0
Realized losses on foreign currency transactions	(0.2)	0.1
Realized gains on foreign currency transactions	0.2	(0.3)

Net realized gains (losses) on investments	$1.7	$(0.2)

Change in unrealized depreciation on non-controlled and non-affiliated investments	$3.3	$(55.6)
Change in unrealized appreciation on non-controlled and non-affiliated investments	4.0	(7.3)
Change in unrealized depreciation on foreign currency translation	(0.1)	(1.6)
Change in unrealized appreciation on foreign currency translation	0.3	0.0
Change in unrealized depreciation on non-controlled and affiliated investments	(1.6)	(3.0)
Change in unrealized appreciation on non-controlled and affiliated investments	1.3	(0.5)
Change in unrealized depreciation on controlled and affiliated investments	0.6	(16.4)
Change in unrealized appreciation on controlled and affiliated investments	—	(0.4)
Change in unrealized depreciation on foreign currency forwards	(0.1)	—
Change in unrealized appreciation on foreign currency forwards	0.8	2.2

Net unrealized appreciation (depreciation)	$8.5	$(82.6)
Realized loss on asset acquisition	—	(3.8)

Net realized and unrealized gains (losses) on investments and asset acquisition	$10.2	$(86.6)

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

During the three months ended March 31, 2021 and 2020, our average U.S. Dollar notional exposure to foreign currency forward contracts were $44.1 million and $30.4 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Adviser); (3) debt service, repayment, and other financing costs; and (4) cash distributions to the holders of our common stock. We expect to generate additional liquidity from (1) future offerings of securities, (2) future borrowings and (3) cash flows from operations.

As of March 31, 2021, we had $12.6 million in cash and cash equivalents and restricted cash and cash equivalents, $85.0 million of undrawn principal on our 2026 Unsecured Notes and $162.1 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of March 31, 2021, the undrawn capacity under our facilities is in excess of our unfunded commitments.

As of March 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2021. However, any continued increase in realized losses or unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, we entered into subscription agreements (collectively, the “Subscription Agreements”) with several investors, including Crescent, providing for the private placement of our common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, we issued 23,127,335 common shares for aggregate proceeds of $456.3 million, of which $10.0 million was from Crescent. Proceeds from the issuances were used to fund our investing activities and for other general corporate purposes. Subsequently, on January 31, 2020, we issued 5,203,016 shares in connection with the Alcentra Acquisition. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in the private offering were terminated.

During the three months ended March 31, 2021 we issued no common stock. During the three months ended March 31, 2020, we issued 30,128 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million.

Debt

Debt consisted of the following as of March 31, 2021 and December 31, 2020:

$ in millions

	March 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$272.5	$77.5	$272.5	$271.3	2.58%
Corporate Revolving Facility	200.0	115.4	84.6	115.4	129.4	2.99%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.49%
2026 Unsecured Notes	135.0	50.0	85.0	50.0	23.9	4.29%
InterNotes®	—	—	—	—	12.2	0.00%

Total Debt	$735.0	$487.9	$247.1	$487.9	$486.8	3.25%

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$260.2	$89.8	$260.2	$235.3	2.63%
Corporate Revolving Facility	200.0	149.9	50.1	149.9	150.4	2.93%
2023 Unsecured Notes	50.0	50.0	—	50.0	15.0	6.49%
InterNotes®	16.4	16.4	—	16.4	20.4	6.40%

Total Debt	$616.4	$476.5	$139.9	$476.5	$421.1	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	Amount presented excludes netting of deferred financing costs.

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

The maximum commitment amount under the SPV Asset Facility is $350 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the Advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) March 10, 2025 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.20% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

Corporate Revolving Facility

On August 20, 2019, we entered into the “Corporate Revolving Facility” with Ally Bank, as Administrative Agent and Arranger. Proceeds of the advances under the Revolving Credit Agreement may be used to acquire portfolio investments, to make distributions to us in accordance with the Revolving Credit Agreement and to pay related expenses. The maximum principal amount of the Corporate Revolving Facility is $200 million, subject to availability under the borrowing base.

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.35% margin, which includes a 0.05% utilization fee, with no LIBOR floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. The unused facility fee rate may vary based on the utilization. Interest is payable quarterly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

2023 Unsecured Notes

On July 30, 2020, we completed a private offering of $50.0 million aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25.0 million issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of March 31, 2021, we were in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

2026 Unsecured Notes

On February 17, 2021, we completed a private offering of $135.0 million aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The 2026 Unsecured Notes have a delayed draw feature. The initial issuance of $50.0 million of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85.0 million of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year, commencing on July 30, 2021. As of March 31, 2021, we were in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

InterNotes®

On January 31, 2020, in connection with the Alcentra Acquisition, we assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The InterNotes® bore interest at fixed interest rates ranging between 6.25% and 6.75% and offered a variety of maturities ranging between February 15, 2021 and April 15, 2022. We redeemed or paid down the remaining $16.4 million of InterNotes® during the first quarter of 2021.

The summary of costs incurred in connection with the SPV Asset Facility, Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® for the three months ended March 31, 2021 and 2020, were as follows:

$ in millions

	For the three months ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$3.6	$3.9
Unused facility fees	0.2	0.2
Amortization of financing costs	0.4	0.3

Total interest and credit facility expenses	$4.2	$4.4

Weighted average outstanding balance	$486.8	$388.9

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

As of March 31, 2021 and December 31, 2020, our asset coverage ratio was 216% and 217%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

There was no stock repurchased for the three months ended March 31, 2021. For the three months ended March 31, 2020, we repurchased 159,228 shares at an average price per share, including commissions, of $11.82.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021 and December 31, 2020, we had aggregate unfunded commitments totaling $102.0 million and $80.8 million, respectively. The foreign denominated commitments were converted to USD at each balance sheet date.

RECENT DEVELOPMENTS

On May 10, 2021, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on July 15, 2021 to stockholders of record as of June 30, 2021.

On May 5, 2021, we issued the remaining $85.0 million of $135.0 million 4.00% senior unsecured notes due February 17, 2026.

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

As of March 31, 2021, 98.4% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

$ in millions

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$28.0	$11.6	$16.4
Up 200 basis points	18.6	7.8	10.8
Up 100 basis points	9.3	3.9	5.4
Down 25 basis points	(0.3)	(0.8)	0.5
Down 100 basis points	(0.3)	(0.8)	0.5

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2021, we had £7.3 million, €16.9 million and CAD $18.1 million notional exposure to foreign currency forward contracts related to investments totaling £7.5 million, €17.5 million and CAD $18.6 million at par.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2021.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On January 31, 2020, we entered into a $20.0 million repurchase plan, which allowed us to purchase shares in the open market any time our common stock traded below 90% of the most recently disclosed net asset value per share. The plan was subject to compliance with our liquidity, covenant, leverage and regulatory requirements. Pursuant to the terms of the repurchase plan, repurchases began on

March 2, 2020. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We have retired all such shares of common stock that we purchased in connection with the stock repurchase program. On April 9, 2020, our Board of Directors unanimously approved the termination of our stock repurchase program.

The following table presents information with respect to our stock repurchase program during the three months ended March 31, 2021 and 2020.

($ in millions except per share price)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Dollar amount repurchased	$—	$1.90
Shares repurchased	—	159,228
Average price per share including commission	$—	$11.82
Weighted average discount to net asset value	—	39.12	%(1)

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Affiliate Purchase Program

An entity owned by certain officers of the Company and employees and affiliates of Crescent has implemented a stock purchase program (the “affiliate purchase program”). The affiliate purchase program, which totals $1.2 million in commitments, commenced on April 12, 2021, and is expected to be in effect through March 31, 2022, unless extended, or until the aggregate approved purchase amount has been expended. The affiliate purchase program is expected to make open-market purchases of shares of the Company’s common stock at then-current market prices at any time shares trade at or below 95% of the Company’s then most recently disclosed net asset value per share, as set forth in the affiliate purchase program. The affiliate purchase program is the third such plan implemented on behalf of certain officers of the Company and affiliates and employees of Crescent since the Company’s public listing, following the cumulative purchase of approximately $4.9 million of the Company’s common stock pursuant to the first two plans.

The affiliate purchase program does not require the purchase of any specific number of shares and the Company cannot assure you that any shares will be purchased under such programs. The affiliate purchase program may be suspended, extended, modified or discontinued at any time. Purchases of Company common stock pursuant to the affiliate purchase program will be subject to certain conditions as set forth in such program and will be conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Quarterly Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements on page F-1 of this quarterly report on Form 10-Q.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

3.	Exhibits—The following is a list of all exhibits filed as a part of this quarterly report on Form 10-Q, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

4.2	Description of Securities (incorporated by reference to Exhibit 4.27 to the Company’s current report on Form 10-K filed on February 24, 2021).

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and Crescent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Adviser (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.9	Custodian Agreement by and between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.10	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.11	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

10.12	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q, filed on May 10, 2019)

10.13	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.14	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020)

10.15	Second Amendment to the Loan and Security Agreement, dated July 14, 2020, by and among the Company, as the Borrower, and certain banks and other financial institutions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-Q, filed on August 10, 2020).

10.16	Master Note Purchase Agreement, dated July 30, 2020, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).

10.17	Form of 5.95% Series 2020A Senior Notes due July 30, 2023 (included in Exhibit 10.20).

10.18	First Supplement and Amendment to Note Purchase Agreement, dated February 17, 2021, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2021).

10.19	Form of 4.00% SERIES 2021A Senior Note Due February 17, 2026 (included in Exhibit 10.22).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on February 24, 2021).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: May 12, 2021	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 12, 2021	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer