Form 10-Q
period 2021-06-30
Crescent Capital BDC, Inc.
filed 2021-08-11
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 11, 2021 was 28,167,360

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2021 (Unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $953,309 and $920,693, respectively)	$967,002	$923,912
Non-controlled affiliated (cost of $51,536 and $50,431, respectively)	88,073	71,354
Controlled (cost of $40,000 and $40,000, respectively)	39,905	38,735
Cash and cash equivalents	12,991	1,896
Restricted cash and cash equivalents	12,790	12,953
Interest and dividend receivable	6,158	3,859
Unrealized appreciation on foreign currency forward contracts	968	264
Deferred tax assets	161	630
Receivable for investments sold	56	6
Other assets	379	543

Total assets	$1,128,483	$1,054,152

Liabilities
Debt (net of deferred financing costs of $6,020 and $4,600)	508,844	471,932
Distributions payable	11,549	11,549
Incentive fees payable	5,393	—
Interest and other debt financing costs payable	5,105	3,923
Management fees payable	2,007	1,867
Unrealized depreciation on foreign currency forward contracts	1,163	896
Deferred tax liabilities	794	1,324
Directors’ fees payable	115	98
Accrued expenses and other liabilities	2,491	2,563

Total liabilities	$537,461	$494,152

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 28,167,360 shares issued and outstanding, respectively)	28	28
Paid-in capital in excess of par value	594,658	594,658
Accumulated earnings (loss)	(3,664)	(34,686)

Total net assets	$591,022	$560,000

Total liabilities and net assets	$1,128,483	$1,054,152

Net asset value per share	$20.98	$19.88

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$20,252	$15,689	$38,338	$32,292
Paid-in-kind interest	415	697	783	1,246
Dividend income	43	—	54	175
Other income	232	620	324	1,060
From non-controlled affiliated investments:
Interest income	291	328	600	671
Paid-in-kind interest	528	481	1,028	485
Dividend income	1,338	712	1,843	1,429
From controlled investments:
Dividend income	700	800	1,400	800

Total investment income	$23,799	$19,327	$44,370	$38,158

Expenses:
Interest and other debt financing costs	4,594	3,631	8,788	7,980
Management fees	3,344	2,767	6,551	5,418
Income based incentive fees	2,588	2,267	4,866	4,199
Capital gains based incentive fees	3,816	—	5,393	—
Professional fees	497	364	994	706
Directors’ fees	115	110	234	239
Other general and administrative expenses	691	495	1,384	1,221

Total expenses	15,645	9,634	28,210	19,763

Management fee waiver	(1,337)	(1,107)	(2,620)	(2,264)
Income based incentive fees waiver	(2,588)	(2,267)	(4,866)	(4,199)

Net expenses	11,720	6,260	20,724	13,300

Net investment income before taxes	12,079	13,067	23,646	24,858
Income and excise taxes	1,103	111	1,233	349

Net investment income	10,976	12,956	22,413	24,509

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	2,471	(1,136)	4,217	(1,023)
Foreign currency transactions	133	76	142	(161)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	2,830	25,470	10,439	(39,225)
Non-controlled affiliated investments	16,036	11,548	15,614	8,292
Controlled investments	560	7,914	1,170	(8,929)
Foreign currency forward contracts	(259)	(218)	436	1,972

Net realized and unrealized gains (losses) on investments	21,771	43,654	32,018	(39,074)

Realized loss on asset acquisition	—	—	—	(3,825)

Net realized and unrealized gains (losses) on investments and asset acquisition	21,771	43,654	32,018	(42,899)
Provision for taxes on realized gain on investments	(372)	—	(372)	—
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	209	(193)	60	262

Net increase (decrease) in net assets resulting from operations	$32,584	$56,417	$54,119	$(18,128)

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$1.16	$2.00	$1.92	$(0.67)
Net investment income per share (basic and diluted):	$0.39	$0.46	$0.80	$0.90
Weighted average shares outstanding (basic and diluted):	28,167,360	28,168,643	28,167,360	27,190,817

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at March 31, 2021	28,167,360	$28	$594,658	$(24,699)	$569,987
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	10,976	10,976
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	2,604	2,604
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	19,167	19,167
Provision for taxes on realized gain on investments	—	—	—	(372)	(372)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	209	209
Stockholder distributions:
Distributions to stockholders	—	—	—	(11,549)	(11,549)

Total increase (decrease) for the three months ended June 30, 2021	—	$—	$—	$21,035	$21,035

Balance at June 30, 2021	28,167,360	$28	$594,658	$(3,664)	$591,022

Distributions declared per share					$0.41

Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	22,413	22,413
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	4,359	4,359
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	27,659	27,659
Provision for taxes on realized gain on investments	—	—	—	(372)	(372)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	60	60
Stockholder distributions:	—	—	—
Distributions to stockholders	—	—	—	(23,097)	(23,097)

Total increase (decrease) for the six months ended June 30, 2021	—	$—	$—	$31,022	$31,022

Balance at June 30, 2021	28,167,360	$28	$594,658	$(3,664)	$591,022

Distributions declared per share					$0.82

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at March 31, 2020	28,200,547	$28	$559,239	$(93,512)	$465,755
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,956	12,956
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,060)	(1,060)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	44,714	44,714
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(193)	(193)
Stockholder distributions:
Repurchase of common stock	(33,187)	—	(326)	—	(326)
Distributions to stockholders	—	—	—	(11,548)	(11,548)

Total increase (decrease) for the three months ended June 30, 2020	(33,187)	—	(326)	44,869	44,543

Balance at June 30,2020	28,167,360	$28	$558,913	$(48,643)	$510,298

Distributions declared					$0.41

Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	24,509	24,509
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,184)	(1,184)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(37,890)	(37,890)
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Benefit/(Provision) for taxes on unrealized appreciation/depreciation) on investments	—	—	—	262	262
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 13)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(192,415)	—	(2,208)	—	(2,208)
Distributions to stockholders	—	—	—	(23,118)	(23,118)

Total increase (decrease) for the six months ended June 30, 2020	7,305,046	7	144,620	(41,246)	103,381

Balance at June 30, 2020	28,167,360	$28	$558,913	$(48,643)	$510,298

Distributions declared					$0.82

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	54,119	(18,128)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(209,203)	(143,856)
Paid-in-kind interest income	(1,827)	(1,731)
Proceeds from sales of investments and principal repayments	186,799	134,110
Net realized (gain) loss on investments and foreign currency transactions	(4,899)	1,376
Realized loss on asset acquisition(2)	—	3,825
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	—	(12,884)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(27,223)	39,862
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(436)	(1,972)
Amortization of premium and accretion of discount, net	(4,622)	(2,761)
Amortization of deferred financing costs	766	615
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(50)	(10,838)
(Increase) decrease in interest receivable	(2,299)	(146)
(Increase) decrease in deferred tax asset	469	(341)
(Increase) decrease in other assets	164	2,339
Increase (decrease) in management fees payable	140	317
Increase (decrease) in incentive fees payable	5,393	—
Increase (decrease) in directors’ fees payable	17	36
Increase (decrease) in interest and other debt financing costs payable	1,182	(1,034)
Increase (decrease) in deferred tax liability	(530)	80
Increase (decrease) in accrued expenses and other liabilities	(72)	(1,630)

Net cash provided by (used for) operating activities	$(2,112)	$(12,761)

Cash flows from financing activities:
Issuance of common stock	—	44,297
Repurchase of common stock	—	(2,208)
Deferred financing and debt issuance costs paid	(2,186)	(1,688)
Distributions paid	(23,097)	(19,535)
Borrowings on credit facilities	220,450	169,843
Repayments on credit facilities	(300,700)	(145,927)
Issuance of unsecured debt	135,000	—
Repayments on InterNotes ®	(16,418)	(33,853)

Net cash provided by (used for) financing activities	13,049	10,929

Effect of exchange rate changes on cash denominated in foreign currency	(5)	(38)

Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	10,932	(1,870)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	14,849	13,427

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	25,781	11,557

Supplemental and non-cash financing activities:
Cash paid during the period for interest	6,961	7,990
Issuance of common stock pursuant to dividend reinvestment plan	—	589
Accrued but unpaid distributions	11,549	11,548
Issuance of shares in connection with asset acquisition (Note 13)	—	101,949

(1)

As of June 30, 2021, the balance included cash and cash equivalents of $10,145, cash denominated in foreign currency of $2,846 and restricted cash and cash equivalents of $12,790. As of June 30, 2020, the balance included cash and cash equivalents of $3,514, cash denominated in foreign currency of $391 and restricted cash and cash equivalents of $8,043.

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

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments (1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(3)	—%	$—
Auto-Vehicle Parts, LLC(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(7)	5.50%	01/2023	4,541	4,519	0.8	4,541
Auto-Vehicle Parts, LLC(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	01/2023	2,300	2,271	0.4	2,300
Continental Battery Company(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	01/2027	7,303	7,166	1.2	7,327
Continental Battery Company(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				01/2027	—	(25)	—	9
Empire Auto Parts, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,358	2,327	0.4	2,358
Empire Auto Parts, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,431	2,403	0.4	2,431
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2024	—	(4)	—	—

						18,933	18,654	3.2	18,966

Capital Goods
Envocore Holding, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (200 Floor) (including 150 PIK)	(8)	11.00%	06/2022	18,869	16,161	2.1	12,673
Potter Electric Signal Company(5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	850	836	0.1	839
Potter Electric Signal Company(4) (5)	Senior Secured First Lien Revolver	L + 425 (100 Floor)	(8)	5.25%	12/2024	33	29	—	21
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	2,467	2,451	0.4	2,442
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	469	466	0.1	464

						22,688	19,943	2.7	16,439

Commercial & Professional Services
ASP MCS Acquisition Corp.(10)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	293	272	—	289
Battery Solutions, Inc.(6) (10)	Unsecured Debt	1400 PIK	(11)	14.00%	06/2023	1,339	1,330	0.2	1,237
Battery Solutions, Inc.(6) (10)	Unsecured Debt	1400 PIK	(11)	14.00%	06/2023	361	361	0.1	333
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	04/2025	1,008	1,005	0.2	958
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	04/2025	4,781	4,767	0.8	4,542
Consolidated Label Co., LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				07/2026	—	(11)	—	—
Consolidated Label Co., LLC(6)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	07/2026	4,317	4,243	0.7	4,317
Consolidated Label Co., LLC(6)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	07/2026	3,850	3,775	0.7	3,850
Digital Room Holdings, Inc.	Senior Secured First Lien Term Loan	L + 500	(12)	5.20%	05/2026	6,860	6,592	1.2	6,860
GH Parent Holdings Inc.(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	05/2027	13,208	13,013	2.2	13,078
GH Parent Holdings Inc.(5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(7)	6.50%	05/2027	208	178	—	188
GH Parent Holdings Inc.(3) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				05/2027	—	—	—	(55)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Hepaco, LLC(5) (6)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	4,136	4,114	0.7	3,980
Hepaco, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	08/2024	5,073	5,045	0.8	4,880
Hepaco, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(7)	6.00%	08/2024	825	825	0.1	791
Hercules Borrower LLC(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	12/2026	19,077	18,640	3.4	19,460
Hercules Borrower LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2026	—	(51)	—	44
Hsid Acquisition, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2026	3,845	3,784	0.7	3,845
Hsid Acquisition, LLC(6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2026	2,878	2,834	0.5	2,878
Hsid Acquisition, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2026	—	(11)	—	—
Impact Group, LLC(6)	Senior Secured First Lien Term Loan	L + 737 (100 Floor)	(8)	8.37%	06/2023	6,926	5,367	1.2	6,926
Impact Group, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 737 (100 Floor)	(8)	8.37%	06/2023	6,538	5,066	1.1	6,538
ISS Compressors Industries, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2026	—	(6)	—	(44)
ISS Compressors Industries, Inc.(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	9,052	8,982	1.5	8,577
Jordan Healthcare, Inc.(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	4,409	4,396	0.7	4,386
Jordan Healthcare, Inc.(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	07/2022	688	686	0.1	684
Jordan Healthcare, Inc.(4) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	07/2022	279	278	—	277
MHS Acquisition Holdings, LLC(6)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor)	(8)	9.75%	03/2025	467	462	0.1	460
MHS Acquisition Holdings, LLC(6)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor)	(8)	9.75%	03/2025	8,102	7,970	1.4	7,982
MHS Acquisition Holdings, LLC(6)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	291	280	—	286
MHS Acquisition Holdings, LLC(6)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	874	867	0.1	859
Nexant Volt MergerSub, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	05/2027	5,700	5,587	1.0	5,644
Nexant Volt MergerSub, Inc.(5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	(8)	6.00%	05/2027	362	352	0.1	357
Pinstripe Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	01/2025	9,800	9,618	1.6	9,702
Pye-Barker Fire & Safety, LLC(4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	11/2025	2,756	2,662	0.5	2,771
Pye-Barker Fire & Safety, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	11/2025	3,714	3,626	0.6	3,726
Pye-Barker Fire & Safety, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	11/2025	9,973	9,756	1.7	10,004
Pye-Barker Fire & Safety, LLC(3) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				11/2025	—	(20)	—	6
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(3)	—	—
Receivable Solutions, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	10/2024	1,946	1,923	0.3	1,946
Receivable Solutions, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	10/2024	748	735	0.1	748
SavATree, LLC(6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	(8)	6.25%	06/2022	891	886	0.2	891
SavATree, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	(8)	6.25%	06/2022	3,890	3,874	0.7	3,890
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2022	—	(2)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Service Logic Acquisition, Inc.(6)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	10/2028	8,755	8,509	1.5	9,018
Service Logic Acquisition, Inc.(3) (5) (6) (9)	Senior Secured Second Lien Delayed Draw Term Loan				10/2028	—	(69)	—	73
Spear Education(3) (5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				02/2025	—	(23)	—	—
Spear Education(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	02/2025	6,789	6,738	1.1	6,789
TecoStar Holdings, Inc.(6)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	11/2024	5,000	4,934	0.8	4,859
UP Acquisition Corp.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	1,182	1,166	0.2	1,171
UP Acquisition Corp.(4) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)	(7)	7.25%	05/2024	391	376	0.1	378
UP Acquisition Corp.(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	4,312	4,259	0.7	4,270
Xcentric Mold and Engineering Acquisition Company, LLC(6)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	714	712	0.1	597
Xcentric Mold and Engineering Acquisition Company, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (including 100 PIK)	(7)	8.00%	01/2022	4,413	4,397	0.6	3,688

						181,021	175,046	30.4	178,934

Consumer Durables & Apparel
EiKo Global, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2023	—	(6)	—	—
EiKo Global, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	06/2023	3,150	3,121	0.5	3,150

						3,150	3,115	0.5	3,150

Consumer Services
Everlast Parent Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	10/2026	13,958	13,643	2.4	13,958
Everlast Parent Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2026	—	(36)	—	—
Everlast Parent Inc.(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				10/2026	—	(38)	—	—
HGH Purchaser, Inc.(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	155	139	—	155
HGH Purchaser, Inc.(6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	3,365	3,273	0.6	3,356
HGH Purchaser, Inc.(4) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor)	(8)	7.75%	11/2025	101	83	—	101
HGH Purchaser, Inc.(6)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	7,986	7,833	1.4	7,986
Learn-It Systems, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	(13)	5.50%	03/2025	228	208	—	220
Learn-It Systems, LLC(5) (6)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	2,426	2,369	0.4	2,403
Learn-It Systems, LLC(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	4,315	4,220	0.7	4,276
Learn-It Systems, LLC(3) (5) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan				05/2023	—	(48)	—	(23)
Southern HVAC Corporation(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	10/2025	7,866	7,723	1.3	7,866
Southern HVAC Corporation(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(17)	—	—
Southern HVAC Corporation(5) (6) (14)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(8)	7.25%	10/2025	1,507	1,482	0.3	1,507

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Stepping Stones Healthcare Services, LLC(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	03/2027	5,885	5,800	1.0	5,885
Stepping Stones Healthcare Services, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				03/2026	—	(11)	—	—
Stepping Stones Healthcare Services, LLC(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(8)	7.25%	03/2027	253	242	—	253
Teaching Strategies LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2024	—	(8)	—	—
Teaching Strategies LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2024	9,094	8,971	1.5	9,094
United Language Group, Inc.(4) (6)	Senior Secured First Lien Revolver	L + 675 (100 Floor)	(7)	7.75%	12/2021	400	399	0.1	387
United Language Group, Inc.(6)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	(7)	7.75%	12/2021	4,617	4,606	0.8	4,467
Vistage Worldwide, Inc	Senior Secured First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	02/2025	6,134	6,143	1.0	6,142
WeddingWire, Inc.	Senior Secured Second Lien Term Loan	L + 825	(8)	8.46%	12/2026	5,000	4,958	0.8	4,888
Wrench Group LLC(6)	Senior Secured Second Lien Term Loan	L + 788	(8)	8.08%	04/2027	2,500	2,440	0.4	2,470

						75,790	74,374	12.7	75,391

Energy
BJ Services, LLC(6)	Unitranche First Lien Term Loan	L + 700 (150 Floor)	(8)	8.50%	01/2023	1,652	1,646	0.3	1,652
BJ Services, LLC(6) (15) (16)	Unitranche First Lien - Last Out Term Loan				01/2023	8,075	8,014	1.0	5,656
Black Diamond Oilfiefld Rentals, LLC(6)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2021	9,817	9,800	1.6	9,423

						19,544	19,460	2.9	16,731

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	06/2025	5,842	5,823	0.8	4,795

Food, Beverage & Tobacco
JTM Foods LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	05/2027	5,050	4,963	0.8	5,000
JTM Foods LLC(5) (6)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	(8)	5.75%	05/2027	160	146	—	152
JTM Foods LLC(3) (5) (6)	Senior Secured First Lien Delayed Draw Term Loan				05/2027	—	(7)	—	(7)
Mann Lake Ltd.(4) (6)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	10/2024	210	200	—	210
Mann Lake Ltd.(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	10/2024	3,807	3,761	0.6	3,807

						9,227	9,063	1.4	9,162

Health Care Equipment & Services
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	05/2025	6,347	6,008	1.0	6,167
Ameda, Inc.(6)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	09/2022	2,188	2,176	0.4	2,083
Ameda, Inc.(4) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	09/2022	188	186	—	173
Anne Arundel Dermatology Management, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	2,438	2,395	0.4	2,438
Anne Arundel Dermatology Management, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2025	—	(9)	—	—
Anne Arundel Dermatology Management, LLC(5) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	798	770	0.1	798
Avalign Technologies, Inc.	Senior Secured First Lien Term Loan	L + 450	(8)	4.69%	12/2025	16,751	16,638	2.8	16,500
Centria Subsidiary Holdings, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(44)	—	(20)
Centria Subsidiary Holdings, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2025	11,694	11,422	2.0	11,577

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CRA MSO, LLC(6)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2023	1,219	1,206	0.2	1,184
CRA MSO, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	12/2023	60	58	—	54
ExamWorks Group, Inc.(6)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)	(8)	8.25%	07/2024	5,735	5,655	1.0	5,793
FH MD Buyer, Inc(6)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(7)	6.75%	10/2026	19,606	19,198	3.3	19,411
GrapeTree Medical Staffing, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,303	1,292	0.2	1,301
GrapeTree Medical Staffing, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,549	1,542	0.3	1,548
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	(2)	—	(1)
Great Lakes Dental Partners, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	06/2026	5,000	4,900	0.8	4,950
Great Lakes Dental Partners, LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				06/2026	—	(17)	—	(8)
Great Lakes Dental Partners, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(8)	—	(4)
HCAT Acquisition, Inc.(6)	Unitranche First Lien Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	14,423	13,718	2.3	13,735
HCAT Acquisition, Inc.(6) (19)	Unitranche First Lien Revolver	L + 925 (100 Floor)	(8)	10.25%	11/2022	3,836	3,649	0.6	3,653
HCAT Acquisition, Inc.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	2,269	2,158	0.4	2,161
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	09/2026	11,513	11,309	1.9	11,196
HCOS Group Intermediate III LLC(3) (4) (5)	Senior Secured First Lien Revolver				09/2026	—	(16)	—	(25)
Homecare Partners Management, LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	05/2027	4,550	4,460	0.8	4,505
Homecare Partners Management, LLC(5) (6)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	(8)	5.75%	05/2027	220	198	—	209
Homecare Partners Management, LLC(3) (5) (6)	Senior Secured First Lien Delayed Draw Term Loan				05/2027	—	(34)	—	(34)
Hospice Care Buyer, Inc.(5) (6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	12/2026	14,379	14,014	2.4	14,379
Hospice Care Buyer, Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	12/2026	2,626	2,552	0.4	2,626
Hospice Care Buyer, Inc.(4) (5) (6)	Unitranche First Lien Revolver	L + 650 (100 Floor)	(7)	7.50%	12/2026	162	118	—	162
Hospice Care Buyer, Inc.(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	(13)	7.50%	12/2026	1,290	1,236	0.2	1,290
IvyRehab Intermediate II, LLC(6)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	12/2024	7,990	7,850	1.4	7,990
IvyRehab Intermediate II, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2024	—	(9)	—	—
IvyRehab Intermediate II, LLC(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	12/2024	334	309	0.1	334
Lightspeed Buyer, Inc.(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	02/2026	9,875	9,718	1.7	9,772
Lightspeed Buyer, Inc.(4) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(7)	6.50%	02/2026	350	334	0.1	339
Lightspeed Buyer, Inc.(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	02/2026	1,140	1,117	0.2	1,122
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(7)	5.25%	11/2024	9,511	9,511	1.6	9,541
NMN Holdings III Corp.(6)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	(7)	7.86%	11/2026	1,667	1,629	0.3	1,667
NMN Holdings III Corp.(6)	Senior Secured Second Lien Term Loan	L + 775	(7)	7.86%	11/2026	7,222	7,062	1.2	7,222
NMSC Holdings, Inc.(6)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	(8)	11.00%	10/2023	4,307	4,243	0.7	4,307

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Omni Ophthalmic Management Consultants, LLC(4) (6)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(7)	8.50%	05/2023	850	844	0.1	826
Omni Ophthalmic Management Consultants, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(7)	8.50%	05/2023	6,843	6,797	1.1	6,648
Omni Ophthalmic Management Consultants, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(7)	8.50%	05/2023	898	882	0.1	872
Patriot Acquisition Topco S.A.R.L(6) (17)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	01/2028	5,043	4,924	0.9	5,043
Patriot Acquisition Topco S.A.R.L(3) (4) (5) (6) (17)	Unitranche First Lien Revolver				01/2026	—	(41)	—	—
Patriot Acquisition Topco S.A.R.L(6) (17)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	01/2028	12,230	11,942	2.1	12,230
Pharmalogics Recruiting, LLC	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	02/2027	7,402	7,262	1.2	7,254
Pharmalogics Recruiting, LLC(3) (5) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2027	—	(27)	—	(29)
Pinnacle Treatment Centers, Inc.(5) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2022	681	675	0.1	669
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2022	8,052	8,009	1.3	7,972
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Revolver				12/2022	—	(4)	—	(6)
Professional Physical Therapy(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (including 250 PIK)	(8)	9.50%	12/2022	9,048	8,939	1.1	6,712
PT Network, LLC(4) (5) (6)	Senior Secured First Lien Revolver				11/2023	—	—	—	—
PT Network, LLC(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 200 PIK)	(8)	8.50%	11/2023	4,814	4,808	0.8	4,814
Safco Dental Supply, LLC(4) (5) (6)	Unitranche First Lien Revolver	L + 400 (100 Floor)	(8)	5.00%	06/2025	180	173	—	177
Safco Dental Supply, LLC(6)	Unitranche First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	06/2025	4,043	3,992	0.7	4,025
Seniorlink Incorporated(3) (4) (5) (6)	Unitranche First Lien Revolver				07/2026	—	(26)	—	—
Seniorlink Incorporated(6)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	07/2026	11,248	10,959	1.9	11,248
Smile Brands, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 517	(8)	5.42%	10/2024	616	612	0.1	617
Smile Brands, Inc.(3) (4) (5)	Senior Secured First Lien Revolver				09/2024	—	(2)	—	(4)
Smile Brands, Inc.	Senior Secured First Lien Term Loan	L + 517	(8)	5.42%	10/2024	2,048	2,036	0.3	2,053
Smile Doctors LLC(4) (5)	Senior Secured First Lien Revolver				10/2022	—	—	—	—
Smile Doctors LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	16,198	16,185	2.7	16,198
Unifeye Vision Partners(5) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	P + 375	(20)	7.00%	09/2025	1,523	1,495	0.2	1,436
Unifeye Vision Partners(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2025	—	(24)	—	(48)
Unifeye Vision Partners(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	09/2025	5,319	5,240	0.9	5,168
Vital Care Buyer, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	6,998	6,891	1.2	6,998
Vital Care Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(33)	—	—
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350	(7)	3.61%	03/2025	8,603	8,604	1.4	8,412

						285,177	279,604	47.0	279,380

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Household & Personal Products
Tranzonic(4) (5) (6)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	(7)	5.50%	03/2023	513	511	0.1	513
Tranzonic(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(7)	5.50%	03/2023	3,792	3,777	0.6	3,792

						4,305	4,288	0.7	4,305

Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 750	(8)	7.70%	10/2026	1,782	1,779	0.3	1,740
Evolution BuyerCo, Inc.(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	04/2028	8,313	8,221	1.4	8,219
Evolution BuyerCo, Inc.(3) (5) (6)	Unitranche First Lien Revolver				04/2028	—	(8)	—	(8)
Evolution BuyerCo, Inc.(3) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				04/2028	—	(8)	—	(16)
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	5,042	4,945	0.8	4,992
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	3,049	2,989	0.5	3,018
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2025	—	(35)	—	(14)
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	08/2025	12,814	12,579	2.1	12,686
Integro Parent, Inc.(17)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	10/2022	469	467	0.1	461
Integro Parent, Inc.(17)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	2,915	2,894	0.5	2,755
Integro Parent, Inc.(17)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(7)	10.25%	10/2023	380	378	0.1	359
The Hilb Group, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2026	3,585	3,512	0.6	3,495
The Hilb Group, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	12/2026	1,014	993	0.2	988
The Hilb Group, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(6)	—	(9)
The Hilb Group, LLC(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2026	1,064	1,039	0.2	1,064
The Hilb Group, LLC(5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2026	299	276	0.1	299
The Hilb Group, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(3)	—	—

						40,726	40,012	6.9	40,029

Materials
Kestrel Parent, LLC(3) (5) (6) (19)	Unitranche First Lien Revolver				11/2023	—	(10)	—	—
Kestrel Parent, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	11/2025	6,638	6,526	1.1	6,638

						6,638	6,516	1.1	6,638

Pharmaceuticals, Biotechnology & Life Sciences
Teal Acquisition Co., Inc(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	09/2026	9,078	8,834	1.5	9,078
Teal Acquisition Co., Inc(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2026	—	(34)	—	—
Teal Acquisition Co., Inc (3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				09/2026	—	(21)	—	—
Trinity Partners, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2025	—	(3)	—	—
Trinity Partners, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	02/2025	3,690	3,667	0.6	3,690

						12,768	12,443	2.1	12,768

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Retailing
Savers	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	(8)	6.50%	04/2028	20,000	19,805	3.5	20,234
Slickdeals Holdings, LLC(3) (5) (6) (10) (19)	Unitranche First Lien Revolver				06/2023	—	(8)	—	1
Slickdeals Holdings, LLC(6) (10)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	06/2024	14,454	14,183	2.4	14,475

						34,454	33,980	5.9	34,710

Software & Services
Affinitiv, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2024	—	(6)	—	—
Affinitiv, Inc.(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	08/2024	6,403	6,326	1.1	6,403
Ansira Partners, Inc.(6) (15)	Unitranche First Lien Term Loan				12/2024	7,252	6,687	0.9	5,347
Ansira Partners, Inc.(6) (15)	Unitranche First Lien Delayed Draw Term Loan				12/2024	997	931	0.1	735
Belay Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	06/2026	4,950	4,864	0.8	4,901
Belay Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2026	—	(11)	—	(7)
Benesys Inc.(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(7)	5.75%	10/2024	1,407	1,395	0.2	1,407
Benesys Inc.(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(7)	5.75%	10/2024	299	293	0.1	299
Benesys Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(1)	—	—
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2023	—	(4)	—	—
C-4 Analytics, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	08/2023	9,864	9,795	1.7	9,864
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				04/2024	—	(7)	—	(8)
CAT Buyer, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	04/2024	6,129	6,058	1.0	6,043
Claritas, LLC(4) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	(7)	7.00%	12/2023	38	36	—	38
Claritas, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2023	1,078	1,072	0.2	1,078
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	01/2027	8,841	8,649	1.5	8,642
Granicus, Inc.(3) (4) (5)	Unitranche First Lien Revolver				01/2027	—	(18)	—	(18)
Granicus, Inc.(3) (5) (9)	Unitranche First Lien Delayed Draw Term Loan				01/2027	—	(6)	—	(8)
Granicus, Inc.(3) (5) (9)	Unitranche First Lien Delayed Draw Term Loan				01/2027	—	(77)	—	(178)
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	—	(3)	—	(6)
List Partners, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2023	4,121	4,094	0.7	4,068
MRI Software LLC(3) (5) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(7)	—	1
MRI Software LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	17,988	17,771	3.0	18,011
MRI Software LLC(3) (4) (5)	Unitranche First Lien Revolver				02/2026	—	(15)	—	(6)
MRI Software LLC(3) (5) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(4)	—	1
MRI Software LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	905	890	0.2	906

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
New Era Technology, Inc.(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	10/2026	3,173	3,111	0.5	3,110
New Era Technology, Inc.(3) (5) (6)	Unitranche First Lien Revolver				10/2026	—	(4)	—	(5)
New Era Technology, Inc.(5) (6)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(13)	7.25%	10/2026	179	157	—	138
Ontario Systems, LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				08/2025	—	(4)	—	(17)
Ontario Systems, LLC(4) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	08/2025	500	497	0.1	492
Ontario Systems, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	08/2025	3,193	3,169	0.5	3,145
Park Place Technologies, LLC(6)	Unsecured Debt	1250 PIK	(11)	12.50%	05/2029	735	735	0.1	735
Perforce Software, Inc.(6)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.11%	07/2027	5,000	4,980	0.8	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(21)	—	17
Prism Bidco, Inc.(6)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	06/2026	7,425	7,232	1.3	7,574
Prism Bidco, Inc.(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	06/2026	1,470	1,441	0.2	1,470
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2026	—	(4)	—	(2)
Right Networks, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	05/2026	9,301	9,153	1.6	9,208
Right Networks, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	05/2026	8,349	8,183	1.4	8,265
Right Networks, LLC(3) (5) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				05/2026	—	(42)	—	(21)
Ruffalo Noel Levitz, LLC(4) (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	05/2022	75	74	—	73
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2022	2,493	2,481	0.4	2,474
Saturn Borrower Inc(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2026	20,421	19,876	3.6	20,422
Saturn Borrower Inc(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2026	2,488	2,417	0.4	2,488
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2026	—	(40)	—	—
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 450	(7)	4.61%	12/2024	5,115	5,085	0.9	5,064
Transportation Insight, LLC(9)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(7)	4.61%	12/2024	1,271	1,263	0.2	1,258
Transportation Insight, LLC(4) (5)	Senior Secured First Lien Revolver	P + 350	(20)	6.75%	12/2024	179	174	—	171
Trident Technologies, LLC	Senior Secured First Lien Term Loan	L + 600 (150 Floor)	(8)	7.50%	12/2025	14,775	14,599	2.5	14,775
Trident Technologies, LLC	Senior Secured First Lien Term Loan	L + 600 (150 Floor)	(8)	7.50%	12/2025	5,000	4,963	0.8	5,000
Winxnet Holdings LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	638	631	0.1	638
Winxnet Holdings LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	1,045	1,028	0.2	1,045
Winxnet Holdings LLC(4) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(7)	6.50%	06/2023	240	237	—	240
Winxnet Holdings LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	1,940	1,923	0.3	1,940
Winxnet Holdings LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	06/2023	1,546	1,519	0.3	1,546
Winxnet Holdings LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2023	—	(4)	—	—

						166,823	163,511	27.7	163,756

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Technology, Hardware & Equipment
Onvoy, LLC(6)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor)(7)		11.50%	02/2025	1,966	1,913	0.3	1,966

Transportation
Pilot Air Freight, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	767	766	0.1	767
Pilot Air Freight, LLC(5) (6)	Senior Secured First Lien Revolver				07/2024	—	—	—	—
Pilot Air Freight, LLC(6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	1,188	1,188	0.2	1,188
Pilot Air Freight, LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	5,335	5,318	0.9	5,335

						7,290	7,272	1.2	7,290

Total Debt Investments United States						$896,342	$875,017	147.5%	$874,410

Equity Investments
Capital Goods
Alion Science and Technology Corporation(6)	Common Stock					745,504	$766	0.3%	$1,705
Envocore Holding, LLC(6)	Preferred Stock					1,139,725	—	—	—

							766	0.3	1,705

Commercial & Professional Services
Allied Universal Holdings, LLC(6)	Common Stock Class A					2,805,726	1,011	0.7	3,988
Allied Universal Holdings, LLC(6)	Common Stock Class A					684,903	685	0.2	973
ASP MCS Acquisition Corp.(10)	Common Stock					11,792	1,150	0.3	1,728
Battery Solutions, Inc.(6) (10)	Preferred Stock Class E					5,417,655	3,669	0.2	944
Battery Solutions, Inc.(6) (10)	Preferred Stock Class A					50,000	—	—	—
Battery Solutions, Inc.(6) (10)	Preferred Stock Class F					3,333,333	—	—	—
Hercules Borrower LLC(6)	Common Stock					1,153,075	1,153	0.2	1,071
IGT Holdings LLC(6)	Preferred Stock					645,730	—	—	—
IGT Holdings LLC(6)	Common Stock					1,000,000	—	—	—
MHS Acquisition Holdings, LLC(6)	Preferred Stock					1,018	923	0.2	1,106
MHS Acquisition Holdings, LLC(6)	Common Stock					10	9	—	—
Receivable Solutions, Inc.(6)	Preferred Stock Class A					137,000	137	0.1	304
Service Logic Acquisition, Inc.(6)	Common Stock					13,132	1,313	0.3	1,500
TecoStar Holdings, Inc.(6)	Common Stock					500,000	500	0.1	740

							10,550	2.3	12,354

Consumer Services
Everlast Parent Inc.(6)	Common Stock					948	948	0.1	811
HGH Purchaser, Inc.(6)	Common Stock Class A					4,171	417	0.1	660
Legalshield(6)	Common Stock					372	372	0.1	597
Southern Technical Institute, Inc.(6) (10)	Common Stock					3,164,063	—	0.1	327
Southern Technical Institute, Inc.(6) (10)	Common Stock					6,000,000	—	1.5	8,589
Wrench Group LLC(6)	Common Stock					4,082	410	0.1	653
Wrench Group LLC(6)	Common Stock					1,143	115	—	183

							2,262	2.0	11,820

Diversified Financials
CBDC Senior Loan Fund LLC(17) (21) (22)	Partnership Interest					40,000,000	40,000	6.9	39,906
GACP II LP(10) (17) (22) (23)	Partnership Interest					13,763,514	13,764	2.3	13,597
WhiteHawk III Onshore Fund L.P.(5) (10) (17) (22) (23)	Partnership Interest					2,116,996	2,222	0.4	2,117

							55,986	9.6	55,620

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Health Care Equipment & Services
Centria Subsidiary Holdings, LLC(6)	Common Stock				11,911	1,191	0.3	1,797
ExamWorks Group, Inc.(6)	Common Stock				7,500	750	0.3	1,612
Hospice Care Buyer, Inc.(6)	Common Stock				13,895	1,398	0.3	1,840
MDVIP, Inc.(6)	Common Stock				46,807	648	0.3	1,631
NMN Holdings III Corp.(6)	Common Stock				11,111	1,111	0.2	1,375
Patriot Acquisition Topco S.A.R.L(6) (17)	Common Stock Class A				913	913	0.2	913
Patriot Acquisition Topco S.A.R.L(6) (17)	Common Stock Class B				12,576	—	—	—
PT Network, LLC(6)	Common Stock Class C				1	—	—	—
Seniorlink Incorporated(6)	Common Stock				68,182	518	0.2	1,075

						6,529	1.8	10,243

Insurance
Evolution BuyerCo, Inc.(6)	Common Stock				2,917	292	—	292
Integrity Marketing Acquisition, LLC(6)	Common Stock				539,693	648	0.3	1,732
Integrity Marketing Acquisition, LLC(6)	Preferred Stock				1,247	1,215	0.3	1,581
Integro Parent, Inc.(6) (17)	Common Stock				4,468	454	0.1	577

						2,609	0.7	4,182

Materials
Kestrel Parent, LLC(6)	Common Stock Class A				41,791	209	—	270

Media & Entertainment
Conisus, LLC(6) (10)	Common Stock				4,914,556	—	3.4	19,453
Conisus, LLC(6) (10) (24)	Preferred Stock Series B	1500 PIK	15.00%		19,487,392	11,103	3.4	19,573

						11,103	6.8	39,026
Pharmaceuticals, Biotechnology & Life Sciences
Teal Acquisition Co., Inc(6)	Common Stock				4,562	456	0.1	524

Retailing
Palmetto Moon LLC(6)	Common Stock				61	—	—	—
Slickdeals Holdings, LLC(6) (10)	Common Stock				99	991	0.3	1,482
Vivid Seats Ltd.(6) (10)	Common Stock				608,109	608	0.1	832
Vivid Seats Ltd.(6) (10)	Preferred Stock				1,891,892	1,892	0.5	3,096

						3,491	0.9	5,410

Software & Services
Curvature (6) (25)	Residual Interest				1,975,461	1,975	0.3	1,975
Park Place Technologies, LLC(6)	Common Stock Class A2				479	479	0.1	479
Park Place Technologies, LLC(6)	Common Stock Class W				685,018	—	—	—
Park Place Technologies, LLC(6)	Common Stock Class B2				442,203	27	—	27
Saturn Borrower Inc(6)	Common Stock				434,163	434	0.1	495

						2,915	0.5	2,976

Technology, Hardware & Equipment
Onvoy, LLC(6)	Common Stock Class A				3,649	365	0.1	458
Onvoy, LLC(6)	Common Stock Class B				2,536	—	—	83

						365	0.1	541
Transportation
Xpress Global Systems, LLC(6)	Common Stock				12,544	—	—	—

Total Equity Investments United States						$97,241	25.1%	$144,671

Total United States						$972,258	172.6%	$1,019,081

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets **	Fair Value
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(6) (17)	Unsecured Debt	1150 PIK	(26)	11.50%	03/2031	C$	2,095	$1,980	0.4%	$2,095
VetStrategy(5) (6) (9) (17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(27)	8.00%	07/2027		1,388	1,255	0.2	1,388
VetStrategy(5) (6) (9) (17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(27)	8.00%	07/2027		1,388	1,310	0.2	1,388
VetStrategy(5) (6) (9) (17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(27)	8.00%	07/2027		4,029	3,890	0.7	4,029
VetStrategy(6) (17)	Unitranche First Lien Term Loan	C + 700 (100 Floor	)(27)	8.00%	07/2027		7,442	6,701	1.3	7,442

							16,342	15,136	2.8	16,342

Telecommunication Services
Sandvine Corporation(17)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.11%	11/2026		$4,500	4,369	0.8	4,455

Total Debt Investments Canada								$19,505	3.6%	$20,797

Equity Investments
Health Care Equipment & Services
VetStrategy(6) (17)	Common Stock						750,000	$560	0.1%	$790

Total Equity Investments Canada							750,000	560	0.1	790

Total Canada								$20,065	3.7%	$21,587

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(6) (17)	Unitranche First Lien Term Loan	L + 625	(29)	6.34%	12/2025		£8,392	$7,447	1.4%	$8,392
Crusoe Bidco Limited(5) (6) (17)	Unitranche First Lien Delayed Draw Term Loan				12/2025		—	—	—	—
Crusoe Bidco Limited(5) (6) (17)	Unitranche First Lien Delayed Draw Term Loan	L + 625	(29)	6.34%	12/2025		420	398	0.1	420
Nurture Landscapes(6) (17)	Unitranche First Lien Term Loan	S + 650	(35)	6.50%	06/2028		1,959	1,938	0.3	1,900
Nurture Landscapes(5) (6) (17)	Unitranche First Lien Delayed Draw Term Loan	S + 650	(35)	6.50%	06/2028		167	151	—	150

							10,938	9,934	1.8	10,862

Consumer Durables & Apparel
Lion Cashmere Bidco Limited(6) (17)	Unitranche First Lien Term Loan	L + 600 (50 Floor	)(29)	6.50%	03/2028		$4,352	$4,237	0.7	$4,232
Lion Cashmere Bidco Limited(6) (17)	Unitranche First Lien Term Loan	L + 600 (50 Floor	)(29)	6.50%	03/2028		9,939	9,677	1.6	9,666
Lion Cashmere Bidco Limited(6) (17)	Unitranche First Lien Term Loan	L + 600 (50 Floor	)(29)	6.50%	03/2028		4,953	4,823	0.8	4,817
Lion Cashmere Bidco Limited(4) (5) (6) (17)	Unitranche First Lien Revolver	L + 600 (50 Floor	)(29)	6.50%	03/2026		€188	183	—	123
Lion Cashmere Bidco Limited(3) (5) (6) (17)	Unitranche First Lien Delayed Draw Term Loan				03/2028		—	(88)	—	(90)

								18,832	3.1	18,748

Total Debt Investments United Kingdom								$28,766	4.9%	$29,610

Total United Kingdom								$28,766	4.9%	$29,610

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(5) (6) (17) (28)	Unitranche First Lien Term Loan	E + 625	(32) (33)	6.25%	02/2026	€1,476	$1,415	0.2%	$1,476
PharComp Parent B.V.(6) (16) (17)	Unitranche First Lien - Last Out Term Loan	E + 625	(32) (33)	6.25%	02/2026	8,194	7,669	1.4	8,194

						9,670	9,084	1.6	9,670

Total Debt Investments Netherlands							$9,084	1.6%	$9,670

Total Netherlands							$9,084	1.6%	$9,670

Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation(6) (17)	Unitranche First Lien Term Loan	E + 625	(32) (33)	6.25%	04/2026	€11,274	10,511	1.8	10,891
Miraclon Corporation(6) (17)	Unitranche First Lien Term Loan	L + 625	(12)	6.46%	04/2026	$4,162	4,069	0.7	4,088

							14,580	2.5	14,979

Total Debt Investments Belgium							$14,580	2.5%	$14,979

Equity Investments
Commercial & Professional Services
Miraclon Corporation(6) (17)	Common Stock					921	1	—	—
Miraclon Corporation(6) (17)	Preferred Stock					81,384	91	—	53

							92	—	53

Total Equity Investments Belgium							$92	—%	$53

Total Belgium							$14,672	2.5%	$15,032

Total Investments							$1,044,845	185.3%	$1,094,980

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“S”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**	Percentage is based on net assets of $591,022 as of June 30, 2021
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
(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2021 was 0.10%. For some of these loans, the interest rate is based on the last reset date.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2021 was 0.15%. For some of these loans, the interest rate is based on the last reset date.

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
(12)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2021 was 0.16%. For some of these loans, the interest rate is based on the last reset date.

(13)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2021 was 0.13%. For some of these loans, the interest rate is based on the last reset date.

(14)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(15)	The investment is on non-accrual status as of June 30, 2021.
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

(17)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 14.03% as of June 30, 2021.

(18)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of June 30, 2021 was 0.25%. For some of these loans, the interest rate is based on the last reset date.

(19)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(20)	The interest rate on these loans is subject to the U.S. Prime rate, which as of June 30, 2021 was 3.25%.
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
(26)

The interest rate on these loans is subject to the greater of a CDOR floor or 3 month CDOR plus a base rate. The 3 month CDOR as of June 30, 2021 was 0.44%. For some of these loans, the interest rate is based on the last reset date.

(27)

The interest rate on these loans is subject to the greater of a CDOR floor or 1 month CDOR plus a base rate. The 1 month CDOR as of June 30, 2021 was 0.41%. For some of these loans, the interest rate is based on the last reset date.

(28)	Investment pays 2.19% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(29)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of June 30, 2021 was 0.08%. For some of these loans, the interest rate is based on the last reset date.

(30)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of June 30, 2021 was 0.11%. For some of these loans, the interest rate is based on the last reset date.

(31)	Investment pays 1.23% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(32)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of June 30, 2021 was (0.55)%. For some of these loans, the interest rate is based on the last reset date.

(33)	For EURIBOR rate investments where negative rates can be prevalent, a 0% floor is presumed.
(34)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 6 month EURIBOR plus a base rate. The 6 month EURIBOR as of June 30, 2021 was (0.53)%. For some of these loans, the interest rate is based on the last reset date.

(35)

The interest rate on these loans is subject to the Daily SONIA plus a base rate. The Daily SONIA as of June 30, 2021 was 0.05%. For some of these loans, the interest rate is based on the last reset date.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands, except share and per share data)

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	(23)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(622)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(51)
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(44)
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	(24)
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	(10)
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	(12)
Wells Fargo Bank, N.A.	USD 1,855	CAD 2,370	7/31/2025	(30)
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	(15)
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	(11)
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	19
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	(54)
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	443
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	(18)
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	7
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	5
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	434
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	(168)
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	(12)
Wells Fargo Bank, N.A.	USD 1,543	GBP 1,158	2/13/2025	(67)
Wells Fargo Bank, N.A.	USD 193	GBP 138	2/13/2025	1
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	29
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	—
Wells Fargo Bank, N.A.	CAD 2,370	USD 1,857	7/31/2025	28
Total Foreign Currency Exchange Contracts				(195)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Investments(1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(4)	—%	$(10)
Auto-Vehicle Parts, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	) (7)	5.50%	01/2023	4,566	4,535	0.8	4,488
Continental Battery Company(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor	)(7)	7.75%	12/2022	6,578	6,522	1.2	6,578
Continental Battery Company(3) (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor	)(7)	7.75%	12/2022	3,465	3,444	0.6	3,465
Continental Battery Company(3) (5) (6)	Senior Secured First Lien Revolver	L + 675 (100 Floor	)(7)	7.75%	12/2022	283	278	0.1	283
Continental Battery Company(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor	)(7)	7.75%	12/2022	3,933	3,902	0.7	3,933
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2024	—	(5)	—	(8)
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	09/2024	2,370	2,334	0.4	2,324
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	09/2024	2,444	2,411	0.4	2,396

						23,639	23,417	4.2	23,449

Capital Goods
Envocore Holding, LLC(3)	Senior Secured First Lien Term Loan	L + 900 (200 Floor (including 425 PIK	) )(8)	11.00%	06/2022	18,541	15,834	2.6	14,335
Potter Electric Signal Company(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				12/2024	—	(16)	—	(8)
Potter Electric Signal Company(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2022	—	(4)	—	(4)
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(8)	5.25%	12/2025	2,480	2,461	0.4	2,461
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(8)	5.25%	12/2024	471	468	0.1	467

						21,492	18,743	3.1	17,251

Commercial & Professional Services
ASP MCS Acquisition Corp.(3) (10)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	10/2025	295	273	0.1	293
Battery Solutions, Inc.(3) (10)	Unsecured Debt	1200 + 200 PIK	(11)	14.00%	11/2021	1,263	1,248	0.2	1,192
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor	)(8)	9.50%	09/2023	750	742	0.1	750
BFC Solmetex LLC & Bonded Filter Co. LLC(3)(5)	Unitranche First Lien Revolver	L + 850 (100 Floor	)(8)	9.50%	09/2023	300	296	0.1	300
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	09/2023	5,920	5,848	1.0	5,920
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	09/2023	618	610	0.1	618

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	$272	$270	—%	$264
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	817	810	0.1	792
Pinstripe Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	01/2025	9,825	9,618	1.7	9,807
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	11/2025	3,715	3,623	0.7	3,715
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	11/2025	10,024	9,790	1.8	10,024
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(4)	—	(3)
Receivable Solutions, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	10/2024	2,070	2,042	0.4	2,047
SavATree, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	(8)	6.00%	06/2022	772	766	0.1	772
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2022	—	(3)	—	—
SavATree, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	06/2022	3,910	3,887	0.7	3,910
Service Logic Acquisition, Inc(3) (4) (6) (9)	Senior Secured Second Lien Delayed Draw Term Loan				10/2028	—	(71)	—	—
Service Logic Acquisition, Inc(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	10/2028	8,755	8,496	1.6	8,755
Spear Education(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				02/2025	—	(26)	—	(81)
Spear Education(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2025	6,823	6,765	1.2	6,646
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	11/2024	5,000	4,925	0.9	5,000
UP Acquisition Corp.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	1,189	1,170	0.2	1,163
UP Acquisition Corp.(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)	(7)	7.25%	05/2024	391	374	0.1	364
UP Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(7)	7.25%	05/2024	4,334	4,272	0.8	4,242
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	(8)	8.00%	01/2022	710	707	0.1	614
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	(8)	8.00%	01/2022	4,416	4,395	0.7	3,819

						175,385	169,440	30.5	170,971

Consumer Durables & Apparel
EiKo Global, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2023	—	(8)	—	—
EiKo Global, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	06/2023	3,223	3,188	0.6	3,223

						3,223	3,180	0.6	3,223

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Consumer Services
BJH Holdings III Corp.(3)	Unitranche First Lien Term Loan	L + 525 (100 Floor)	(8)	6.25%	08/2025	$13,355	$13,194	2.3%	$12,921
Cambium Learning Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	(8)	9.50%	12/2026	5,000	4,865	0.9	4,800
Colibri Group LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	1,337	1,312	0.2	1,350
Colibri Group LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2025	—	(18)	—	10
Colibri Group LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	(8)	6.75%	05/2025	8,126	7,970	1.5	8,208
Everlast Parent Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				10/2026	—	(41)	—	—
Everlast Parent Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2026	—	(39)	—	—
Everlast Parent Inc.(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	10/2026	14,028	13,686	2.5	14,028
HGH Purchaser, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	2,815	2,725	0.5	2,815
HGH Purchaser, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor)	(8)	7.75%	11/2025	101	81	—	101
HGH Purchaser, Inc.(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	11/2025	8,027	7,859	1.4	8,027
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(13)	7.00%	12/2023	5,970	5,824	1.1	6,030
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(12)	6.50%	12/2023	2,113	2,076	0.4	2,105
Learn-It Systems, LLC(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	1,140	1,079	0.2	1,111
Learn-It Systems, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2025	—	(14)	—	(7)
Learn-It Systems, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	03/2025	4,337	4,236	0.8	4,288
Southern HVAC Corporation(3) (4) (6) (14)	Unitranche First Lien Delayed Draw Term Loan				10/2025	—	(24)	—	—
Southern HVAC Corporation(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(19)	—	—
Southern HVAC Corporation(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	10/2025	5,550	5,442	1.0	5,550
Teaching Strategies LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2024	—	(9)	—	—
Teaching Strategies LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2024	9,141	8,999	1.6	9,141
United Language Group, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 675 (100 Floor)	(7)	7.75%	12/2021	400	398	0.1	381
United Language Group, Inc.(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	(7)	7.75%	12/2021	4,641	4,616	0.8	4,419
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor)	(8)	5.00%	02/2025	6,134	6,143	1.1	6,092
WeddingWire, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825(	8)	8.46%	12/2026	5,000	4,955	0.8	4,604

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Centria Subsidiary Holdings, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 500	(19)	8.25%	12/2025	$158	$109	—%	$158
Centria Subsidiary Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	12/2025	11,753	11,452	2.1	11,753
CRA MSO, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	(7)	8.00%	12/2023	80	78	—	72
CRA MSO, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	(7)	8.00%	12/2023	1,225	1,210	0.2	1,173
ExamWorks Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)	(8)	8.25%	07/2024	5,735	5,642	1.0	5,735
FH MD Buyer, Inc(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	(7)	6.75%	10/2026	17,264	16,845	3.0	16,832
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	(3)	—	(3)
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,645	1,633	0.3	1,634
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	(7)	6.25%	10/2022	1,383	1,367	0.2	1,374
HCAT Acquisition, Inc.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	2,307	2,195	0.4	2,104
HCAT Acquisition, Inc.(3) (20)	Unitranche First Lien Revolver	L + 925 (100 Floor)	(8)	10.25%	11/2022	3,837	3,649	0.6	3,499
HCAT Acquisition, Inc.(3)	Unitranche First Lien Term Loan	L + 925 (100 Floor)	(8)	10.25%	11/2022	14,666	13,948	2.4	13,375
HCOS Group Intermediate III LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2026	—	(17)	—	(13)
HCOS Group Intermediate III LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	09/2026	11,571	11,348	2.0	11,397
Hospice Care Buyer, Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2026	—	(40)	—	—
Hospice Care Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 650 (100 Floor)	(8)	7.50%	12/2026	231	183	—	231
Hospice Care Buyer, Inc.(3) (6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(7)	7.50%	12/2026	12,743	12,339	2.3	12,743
IvyRehab Intermediate II, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2024	—	(28)	—	(14)
IvyRehab Intermediate II, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2024	—	(10)	—	(5)
IvyRehab Intermediate II, LLC(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	(8)	7.75%	12/2024	8,030	7,872	1.4	7,951
Lightspeed Buyer, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	(7)	6.50%	02/2026	1,146	1,120	0.2	1,114
Lightspeed Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	02/2026	350	332	0.1	331
Lightspeed Buyer, Inc.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	02/2026	9,925	9,752	1.7	9,745
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(7)	5.25%	11/2024	9,561	9,561	1.7	9,534
Medsurant Holdings, LLC(3)	Senior Secured Second Lien Term Loan	1300	(11)	13.00%	03/2022	7,945	7,907	1.4	7,859

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
NMN Holdings III Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	(7)	7.93%	11/2026	$1,667	$1,626	0.3%	$1,641
NMN Holdings III Corp.(3)	Senior Secured Second Lien Term Loan	L + 775	(7)	7.93%	11/2026	7,222	7,049	1.3	7,110
NMSC Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	(8)	11.00%	10/2023	4,307	4,230	0.8	4,194
Omni Ophthalmic Management Consultants, LLC(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				03/2021	—	(2)	—	(39)
Omni Ophthalmic Management Consultants, LLC(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor)	(7)	8.50%	05/2023	850	843	0.1	797
Omni Ophthalmic Management Consultants, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)	(7)	8.50%	05/2023	6,878	6,820	1.2	6,452
Pinnacle Treatment Centers, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2022	684	677	0.1	684
Pinnacle Treatment Centers, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2022	—	(5)	—	—
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	(8)	7.25%	12/2022	8,052	7,996	1.4	8,052
Professional Physical Therapy(3)	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	(8)	9.50%	12/2022	8,975	8,755	1.2	6,855
PT Network, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				11/2023	—	(1)	—	(10)
PT Network, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	(8)	8.50%	11/2023	4,789	4,782	0.8	4,672
Safco Dental Supply, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2025	—	(8)	—	(1)
Safco Dental Supply, LLC(3)	Unitranche First Lien Term Loan	L + 450 (100 Floor)	(8)	5.50%	06/2025	4,043	3,988	0.7	4,034
Seniorlink Incorporated(3) (4) (5) (6)	Unitranche First Lien Revolver				07/2026	—	(29)	—	—
Seniorlink Incorporated(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	07/2026	6,818	6,626	1.2	6,818
Smile Brands, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 517 (21 Floor)	(8)	5.49%	10/2024	619	615	0.1	604
Smile Brands, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2024	—	(2)	—	(7)
Smile Brands, Inc.(3)	Senior Secured First Lien Term Loan	L + 517 (21 Floor)	(8)	5.49%	10/2024	2,058	2,044	0.4	2,007
Smile Doctors LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	—	—	(6)
Smile Doctors LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2022	16,280	16,261	2.9	16,196
Unifeye Vision Partners(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	P + 400	(19)	7.25%	09/2025	813	782	0.1	707
Unifeye Vision Partners(3) (5) (6)	Senior Secured First Lien Revolver	P + 400	(19)	7.25%	09/2025	453	427	0.1	394
Unifeye Vision Partners(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(8)	6.00%	09/2025	5,346	5,259	0.9	5,159
Vital Care Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(37)	—	(39)

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	$—	$(4)	—%	$(6)
List Partners, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	(7)	6.00%	01/2023	4,495	4,455	0.8	4,440
MRI Software LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(22)	—	(3)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(4)	—	(1)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				02/2026	—	(16)	—	(32)
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	149	145	—	149
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	02/2026	18,079	17,841	3.2	18,034
Ontario Systems, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				08/2025	—	(4)	—	(38)
Ontario Systems, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)	(8)	6.50%	08/2025	200	196	—	183
Ontario Systems, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	08/2025	3,209	3,183	0.6	3,098
Park Place Technologies, LLC(3)	Unsecured Debt	1250 PIK	(11)	12.50%	05/2029	784	784	0.1	784
Perforce Software, Inc.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	07/2027	5,000	4,977	0.9	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(23)	—	(13)
Prism Bidco, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)	(8)	8.00%	06/2026	7,463	7,254	1.3	7,351
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				11/2024	—	(4)	—	—
Right Networks, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	11/2024	9,645	9,472	1.7	9,645
Ruffalo Noel Levitz, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(8)	7.00%	05/2022	240	238	—	237
Ruffalo Noel Levitz, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	05/2022	2,505	2,489	0.4	2,480
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2026	—	(43)	—	—
Saturn Borrower Inc(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor)	(8)	7.50%	09/2026	20,524	19,929	3.7	20,524
Transportation Insight, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(7)	4.65%	12/2024	1,277	1,269	0.2	1,226
Transportation Insight, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2024	—	(5)	—	(30)
Transportation Insight, LLC(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	12/2024	5,142	5,107	0.9	4,936
Trident Technologies, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (150 Floor)	(8)	7.50%	12/2025	14,850	14,658	2.6	14,726
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(7)	7.00%	06/2023	641	632	0.1	636
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	(8)	7.00%	06/2023	1,050	1,029	0.2	1,043
Winxnet Holdings LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)	(7)	7.00%	06/2023	240	236	—	237
Winxnet Holdings LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	06/2023	$1,950	$1,929	0.3%	$1,936

						135,152	132,580	23.5	131,481

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor)	(7)	11.50%	02/2025	2,635	2,556	0.5	2,585

Transportation
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	1,196	1,196	0.2	1,184
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	771	769	0.1	764
Pilot Air Freight, LLC(3) (4) (6) (9)	Senior Secured First Lien Revolver				07/2024	—	—	—	(1)
Pilot Air Freight, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	(8)	5.75%	07/2024	5,363	5,343	1.0	5,310

						7,330	7,308	1.3	7,257

Total Debt Investments United States						$878,578	$856,705	151.8%	$850,093

Equity Investments
Capital Goods
Alion Science and Technology Corporation(3)	Common Stock					745,504	766	0.2	1,392
Envocore Holding, LLC(3)	Preferred Stock					1,139,725	—	—	—

						1,885,229	766	0.2	1,392

Commercial & Professional Services
Allied Universal holdings, LLC(3)	Common Stock, Class A					2,240,375	1,011	0.5	2,716
ASP MCS Acquisition Corp.(10)	Common Stock					11,792	1,150	0.3	1,500
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class E					5,275,561	3,669	0.4	2,373
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class A					50,000	—	—	—
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class F					3,333,333	—	—	—
Hercules Borrower LLC(3)	Common Stock					1,153,075	1,153	0.2	1,153
IGT Holding LLC(3)	Preferred Stock					645,730	—	—	—
IGT Holding LLC(3)	Common Stock					1,000,000	—	—	—
MHS Acquisition Holdings, LLC(3)	Common Stock					10	10	—	—
MHS Acquisition Holdings, LLC(3)	Preferred Stock					1,018	923	0.2	799
My Alarm Center, LLC(3)	Common Stock					129,582	—	—	—
My Alarm Center, LLC(3)	Junior Preferred Stock					2,420	—	—	—
My Alarm Center, LLC(3)	Senior Preferred Stock					2,998	—	—	—
PB Parent, LP(3)	Common Stock					1,125,000	1,125	0.2	1,189
RSI Acquisition, LLC(3)	Preferred Stock, Class A					137,000	137	—	196
Saber Parent Holdings(3)	Common Stock					13,132	1,313	0.2	1,313
TecoStar Holdings, Inc.(3)	Common Stock					500,000	500	0.2	1,024

						15,621,026	10,991	2.2	12,263

Consumer Services
Everlast Holding, Inc.(3)	Common Stock					948	948	0.2	948
Green Wrench Acquisition, LLC(3)	Common Stock					4,082	410	0.1	569
HGH Investment, LP(3)	Common Stock, Class A					4,171	417	0.1	562
Legalshield(3)	Common Stock					372	372	0.1	495
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A1					6,000,000	—	1.3	6,987
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A					3,164,063	—	—	266
Wrench Group Holdings, LLC(3)	Common Stock, Class A					1,143	115	—	160

						9,174,779	2,262	1.8	9,987

Diversified Financials
CBDC Senior Loan Fund LLC(15) (21) (22)	Partnership Interest					40,000,000	40,000	6.9	38,735
GACP II LP(10) (15) (22) (23)	Partnership Interest					16,227,613	16,228	2.9	16,154

						56,227,613	56,228	9.8	54,889

Health Care Equipment & Services
ExamWorks Group, Inc.(3)	Common Stock					7,500	750	0.3	1,586

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares		Cost	Percentage of Net Assets **	Fair Value
Hospice Care Buyer, Inc.(3)	Common Stock						11,265	1,127	0.2	1,127
MDVIP, Inc.(3)	Common Stock						46,807	$648	0.2%	$1,169
NMN Holdings LP(3)	Common Stock						11,111	1,111	0.3	1,454
PT Network, LLC(3)	Common Stock, Class C						0.93	—	—	—
SL Topco Holdings, Inc.(3)	Common Stock						68,182	682	0.2	944
Spartan Healthcare Holdings, LLC(3)	Common Stock						11,911	1,191	0.2	1,353

							156,777	5,509	1.4	7,633

Insurance
Integrity Marketing Acquisition, LLC(3)	Common Stock						619,562	648	0.2	1,252
Integrity Marketing Acquisition, LLC(3)	Preferred Stock						1,247	1,216	0.3	1,485
Integro Parent, Inc.(3) (15)	Common Stock						4,468	454	0.1	784

							625,277	2,318	0.6	3,521

Materials
Kestrel Upperco, LLC(3)	Common Stock, Class A						41,791	209	—	240

Media & Entertainment
Conisus, LLC(3) (10)	Common Stock						4,914,556	—	0.8	4,320
Conisus, LLC(3) (10) (24)	Preferred Stock, Series B	1500 PIK		15.00%			18,544,370	10,160	3.3	18,545

							23,458,926	10,160	4.1	22,865

Pharmaceuticals, Biotechnology & Life Sciences
Teal Parent Holdings, LP(3)	Common Stock						4,562	456	0.1	456

Retailing
Palmetto Moon, LLC(3)	Common Stock						99	—	—	—
Slickdeals Holdings, LLC(3) (10)	Common Stock						61	990	0.3	1,482
Vivid Seats Ltd.(3) (10)	Common Stock						608,108	608	0.1	801
Vivid Seats Ltd.(3) (10)	Preferred Stock						1,891,892	1,892	0.5	2,913

							2,500,160	3,490	0.9	5,196

Software & Services
Curvature(3) (25)	Residual Interest						—	2,482	0.4	2,481
Saturn Topco LP(3)	Common Stock						411,511	412	0.1	412

							411,511	2,894	0.5	2,893

Technology Hardware & Equipment
Onvoy, LLC(3)	Common Stock, Class A						3,649	365	0.1	410
Onvoy, LLC(3)	Common Stock, Class B						2,536	—	—	—

							6,185	365	0.1	410

Transportation
Xpress Global Systems, LLC(3)	Common Stock						12,544	—	—	—

Total Equity Investments United States							110,126,380	$95,648	21.7%	$121,745

Total United States								$952,353	173.5%	$971,838

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(3) (4) (6) (9) (11)	Unitranche First Lien Delayed Draw Term Loan				07/2027	C$	657	(35)	—	—
VetStrategy(3) (15)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	(26)	8.00%	07/2027		9,292	6,738	1.3	7,294
VetStrategy(3) (6) (9) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	(26)	8.00%	07/2027		1,399	973	0.2	1,010
VetStrategy(3) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(26)	8.00%	07/2027		1,729	1,259	0.2	1,357

							13,077	8,935	1.7	9,661

Telecommunication Services
Sandvine Corporation(3) (15)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	11/2026		4,500	4,359	0.7	4,062

Total Debt Investments Canada						C$	17,577	$13,294	2.4%	$13,723

Equity Investments

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Health Care Equipment & Services
VetStrategy(3) (15)	Common Stock					750,000	$560	0.1%	$589

						750,000	560	0.1	589

Total Equity Investments Canada						750,000	$560	0.1%	$589

Total Canada							$13,854	2.5%	$14,312

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan	L + 625	(28)	6.27%	12/2025	£303	398	0.1	415
Crusoe Bidco Limited(3) (15)	Unitranche First Lien Term Loan	L + 625	(28)	6.28%	12/2025	6,068	7,431	1.5	8,294
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan				12/2025	—	—	—	—

						6,371	7,829	1.6	8,709

Consumer Services
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650	(29)	6.62%	02/2027	£3,339	4,241	0.8	4,564
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650	(29)	6.84%	02/2027	$10,687	10,398	1.9	10,687

						14,026	14,639	2.7	15,251

Total Debt Investments United Kingdom						20,397	$22,468	4.3%	$23,960

Total United Kingdom							$22,468	4.3%	$23,960

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(3) (15) (17)	Unitranche First Lien - Last Out Term Loan	E + 625	(30) (31)	6.25%	02/2026	€6,910	7,654	1.5	8,454
PharComp Parent B.V.(3) (6) (15) (27)	Unitranche First Lien Term Loan	E + 625	(30) (31)	6.25%	02/2026	187	151	0.1	229

						7,097	7,805	1.6	8,683

Total Debt Investments Netherlands						€7,097	$7,805	1.6%	$8,683

Total Netherlands							$7,805	1.6%	$8,683

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Unitranche First Lien Term Loan	E + 625	(31) (32)	6.25%	04/2026	€9,507	10,491	2.0	11,168
Miraclon Corporation(3) (15)	Unitranche First Lien Term Loan	L + 625	(12)	7.47%	04/2026	$4,162	4,061	0.7	3,983

						13,669	14,552	2.7	15,151

Total Debt Investments Belgium						13,669	$14,552	2.7%	$15,151

Equity Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Common Stock					921	1	—	—
MIR Bidco SA(3) (15)	Preferred Stock					81,384	91	—	57

						82,305	92	—	57

Total Equity Investments Belgium						82,305	$92	—%	$57

Total Belgium							$14,644	2.7%	$15,208

Total Investments							$1,011,124	184.6%	$1,034,001

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

June 30, 2021 (Unaudited)

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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method or the effective yield method, depending on the type of debt instrument. As of June 30, 2021 and December 31, 2020, there were $6,020 and $4,600, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

Equity Offering Expenses

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, the Company had two portfolio companies with three investment positions on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2020, the Company had two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2021, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three and six months ended June 30, 2021, the Company expensed an excise tax of $131 and $261, respectively, of which $310 remained payable. For the three and six months ended June 30, 2020 the Company expensed an excise tax of $105 and $342, respectively, of which $198 remained payable.

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

For the three and six months ended June 30, 2021, the Company recognized a benefit/(provision) for taxes of $209 and $60, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. For the three and six months ended June 30, 2020, the Company recognized a benefit/(provision) for taxes of $(193) and $262, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of June 30, 2021 and December 31, 2020, $161 and $630, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of June 30, 2021 and December 31, 2020, $794 and $1,324, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

For the three and six months ended June 30, 2021, the Company recognized an income tax expense of $972 related to allocated taxable income. For the three and six months ended June 30, 2021, the Company recognized a provision of $372 related to realized gains on investments. For the three and six months ended June 30, 2020, the Company recognized no income tax expense or provision on realized gains.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”) “Reference Rate Reform (Topic 848): Scope. This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. The Company doesn’t expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

For the three and six months ended June 30, 2021, the Company incurred administrative services expenses of $257 and $514, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2020, the Company incurred administrative expenses of $207 and $411, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. In addition to administrative services expenses, the payable balances include other operating expenses paid by the Administrator on behalf of the Company. As of June 30, 2021 and December 31, 2020, $290 and $321, respectively, was payable to the Administrator.

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% shall be charged for such time period. The Adviser has also voluntarily waived its right to receive management fees on the Company’s investments in GACP II LP and WhiteHawk III Onshore Fund LP for any period in which these investments remain in the investment portfolio.

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

For the three and six months ended June 30, 2021, the Company incurred management fees of $2,007 and $3,931 respectively, which are net of waived amounts of $1,337 and $2,620, respectively. For the three and six months ended June 30, 2020, the Company incurred management fees of $1,660 and $3,154, respectively, which are net of waived amounts of $1,107 and $2,264, respectively. As of June 30, 2021 and December 31, 2020, $2,007 and $1,867 of management fees, respectively, remained payable.

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. The income and capital gains incentive fees were previously waived from April 1, 2018 through February 1, 2020. Additionally, On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive incentive fees to the extent net investment income falls short of the declared dividend on a full dollar basis. The waiver will become effective upon expiration of the current waivers on July 31, 2021 and will continue through December 31, 2022. Once the Adviser begins to earn income incentive fees, the Adviser will voluntarily waive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II and WhiteHawk III Onshore Fund LP.

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

For the three and six months ended June 30, 2021, the Company incurred income incentive fees of $0, which are net of waived amounts, of $2,588 and $4,866 respectively, of which $0 was payable at June 30, 2021. For the three and six months ended June 30, 2020, the Company incurred income incentive fees of $0, which are net of waived amounts of $2,267 and $4,199, respectively, of which $0 was payable at June 30, 2020.

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

For the three and six months ended June 30, 2021, the Company recorded capital gains incentive fees on unrealized capital appreciation of $3,816 and $5,393, respectively, of which $5,393 was accrued and unpaid at June 30, 2021. For the three and six months ended June 30, 2020, the Company recorded no incentive fee on cumulative unrealized capital appreciation.

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

A portion of the outstanding shares of the Company’s common stock is owned by Crescent. At June 30, 2021 and December 31, 2020, Crescent owned 2.12% and 2.11%, respectively, of the outstanding common shares of the Company. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement. On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction.

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

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$1	$(1)	$—	$224	$2,017	$11
Battery Solutions, Inc.	3,565	442	—	—	(1,493)	2,514	104
Conisus, LLC	22,865	943	—	—	15,218	39,026	943
GACP II, LP(1)	16,154	—	(2,464)	—	(93)	13,597	802
Slickdeals Holdings, LLC	16,010	35	(73)	—	(14)	15,958	570
Southern Technical Institute, Inc.	7,253	—	—	—	1,663	8,916	1,041
Vivid Seats Ltd.	3,714	—	—	—	214	3,928	—
WhiteHawk III Onshore Fund L.P.	—	2,222	—	—	(105)	2,117	—
Total Non-Controlled Affiliates	$71,354	$3,643	$(2,538)	$—	$15,614	$88,073	$3,471

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$—	$—	$(928)	$—	$—
Battery Solutions, Inc.	—	4,897	—	—	(862)	4,035	80
Conisus, LLC	—	9,202	—	—	9,995	19,197	473
GACP II, LP(1)	18,564	2,465	—	—	(75)	20,954	1,429
Slickdeals Holdings, LLC	15,933	40	(123)	—	242	16,092	603
Southern Technical Institute, Inc.	—	—	—	—	—	—	—
Vivid Seats Ltd.	3,646	—	—	—	(80)	3,566	—
Xpress Global Systems, LLC	—	—	—	—	—	—	—
Total Non-Controlled Affiliates	$39,071	$16,604	(123)	$—	$8,292	$63,844	$2,585

(1) Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The Company’s investment in GACP II, LP and the related income generated by it were reclassified from non-controlled non-affiliated to non-controlled affiliated investment for the prior periods presented in the consolidated financial statements.

The Company’s investments in controlled affiliates for the six months ended June 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$1,170	$39,905	$1,400

The Company’s investments in controlled affiliates for the six months ended June 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$6,000	$(1,000)	$—	$(8,929)	$30,513	$800

(1) Together with Masterland Enterprise Holdings, Ltd. (“Masterland”, and collectively with the Company, the “Members”), the Company invests through the Senior Loan Fund. The Senior Loan Fund is not an extension of the Company’s investment operations given shared power/voting rights exist with Masterland, Additionally, the Company’s investment strategy focuses on middle market lending in senior secured first lien, second lien and equity investments, while the Senior Loan Fund focuses on senior secured broadly syndicated loans. Although the Company owns more than 25% of the voting securities of the Senior Loan Fund, the Company does not have control over the Senior Loan Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments” for further detail.

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

Note 4. Investments

The Company’s investments at any time may include securities and other financial instruments or other assets of any sort, including corporate and government bonds, convertible securities, collateralized loan obligations, term loans, trade claims, equity securities, privately negotiated securities, direct placements, working interests, warrants and investment derivatives (including, but not limited to credit default swaps, recovery swaps, total return swaps, options, forward contracts, and futures) (all of the foregoing collectively referred to in these consolidated financial statements as “investments”).

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

Investments at fair value consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$375,747	$371,118	$(4,629)	$380,909	$373,633	$(7,276)
Unitranche First Lien	485,591	493,653	8,062	408,177	413,543	5,366
Unitranche First Lien - Last Out	15,683	13,850	(1,833)	15,668	14,917	(751)
Senior Secured Second Lien	64,378	65,303	925	105,056	104,656	(400)
Unsecured Debt	5,553	5,545	(8)	3,112	3,032	(80)
Equity & Other	41,907	89,892	47,985	41,974	69,331	27,357
LLC/LP Equity Interests	55,986	55,619	(367)	56,228	54,889	(1,339)

Total investments	$1,044,845	$1,094,980	$50,135	$1,011,124	$1,034,001	$22,877

The industry composition of investments at fair value at June 30, 2021 and December 31, 2020 is as follows (in thousands):

Industry	Fair Value June 30, 2021	Percentage of Fair Value	Fair Value December 31, 2020	Percentage of Fair Value
Health Care Equipment & Services	$306,761	28.01%	$269,614	26.08%
Commercial & Professional Services	217,180	19.83	207,151	20.03
Software & Services	166,730	15.23	134,374	13.00
Consumer Services	87,212	7.96	123,704	11.96
Diversified Financials	55,619	5.08	65,128	6.30
Insurance	44,210	4.04	38,018	3.68
Retailing	40,120	3.66	23,537	2.28
Media & Entertainment	39,024	3.56	37,154	3.59
Pharmaceuticals, Biotechnology & Life Sciences	22,963	2.10	23,449	2.27
Consumer Durables & Apparel	21,898	2.00	22,865	2.21
Automobiles & Components	18,966	1.73	7,257	0.70
Capital Goods	18,144	1.66	18,643	1.80
Energy	16,731	1.53	18,220	1.76
Food, Beverage & Tobacco	9,162	0.84	4,253	0.41
Transportation	7,291	0.67	6,912	0.67
Materials	6,908	0.63	4,666	0.45
Food & Staples Retailing	4,795	0.44	18,776	1.82
Household & Personal Products	4,305	0.39	3,223	0.31
Telecommunication Services	4,455	0.41	4,062	0.39
Technology, Hardware & Equipment	2,506	0.23	2,995	0.29

Total investments	$1,094,980	100.00%	$1,034,001	100.00%

The geographic composition of investments at fair value at June 30, 2021 and December 31, 2020 is as follows (in thousands):

Geographic Region	Fair Value June 30, 2021	Percentage of Fair Value	Fair Value December 31, 2020	Percentage of Fair Value
United States	$1,019,080	93.08%	$971,838	93.99%
United Kingdom	29,610	2.70	23,960	2.32
Canada	21,588	1.97	15,208	1.47
Belgium	15,032	1.37	14,312	1.38
Netherlands	9,670	0.88	8,683	0.84

Total investments	$1,094,980	100.00%	$1,034,001	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$72,969	$298,149	$371,118
Unitranche First Lien	—	—	493,653	493,653
Unitranche First Lien – Last Out	—	—	13,850	13,850
Senior Secured Second Lien	—	11,083	54,220	65,303
Unsecured Debt	—	—	5,545	5,545
Equity & Other	—	—	89,892	89,892
Subtotal	$—	$84,052	$955,309	$1,039,361
Investments Measured at NAV (1)				55,619
Total Investments				$1,094,980
Foreign Currency Forward Contracts	$—	$(195)	$—	$(195)

The following table presents fair value measurements of investments as of December 31, 2020 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$33,735	$339,898	$373,633
Unitranche First Lien	—	—	413,543	413,543
Unitranche First Lien – Last Out	—	—	14,917	14,917
Senior Secured Second Lien	—	—	104,656	104,656
Unsecured Debt	—	—	3,032	3,032
Equity & Other	—	1,500	67,831	69,331
Subtotal	$—	$35,235	$943,877	$979,112
Investments Measured at NAV (1)				54,889
Total Investments				$1,034,001
Foreign Currency Forward Contracts	$—	$(632)	$—	$(632)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2021, based off of the fair value hierarchy at June 30, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	1,865	1,812	15	802	7	3	4,504
Paid in-kind interest	597	-	-	-	287	943	1,827
Net realized gain (loss)	-	302	-	1	(104)	4,677	4,876
Net change in unrealized appreciation (depreciation)	(397)	2,696	(1,082)	374	73	20,622	22,286
Purchases	44,777	138,123	-	-	2,254	2,021	187,175
Sales/return of capital/principal repayments/paydowns	(70,925)	(62,823)	-	(39,716)	(4)	(7,706)	(181,174)
Transfers in	6,092	-	-	-	-	1,501	7,593
Transfers out	(23,758)	-	-	(11,897)	-	-	(35,655)

Balance as of June 30, 2021	$298,149	$493,653	$13,850	$54,220	$5,545	$89,892	$955,309

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$56	$3,177	(1,083)	417	73	20,615	23,255

During the six months ended June 30, 2021, the Company recorded $35,655 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,593 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2021 (in $ thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$212,516	Discounted Cash Flows	Discount Rate	5.6%-19.7% (7.6%)

	19,385	Enterprise Value	Comparable EBITDA Multiple	4.1x-13.7x (7.4x)

	66,248	Broker Quoted	Broker Quote	N/A

	$298,149
Unitranche First Lien	$430,460	Discounted Cash Flows	Discount Rate	5.2%-14.2% (7.5%)

	6,082	Enterprise Value	Comparable EBITDA Multiple	8.5x-8.5x (8.5x)

	1,652	Collateral Analysis	Recovery Rate	100.0%

	55,459	Broker Quoted	Broker Quote	N/A

	$493,653
Unitranche First Lien-Last Out	$8,194	Discounted Cash Flows	Discount Rate	6.2%-6.2% (6.2%)

	5,656	Collateral Analysis	Recovery Rate	70.0%

	$13,850
Senior Secured Second Lien	$41,726	Discounted Cash Flows	Discount Rate	7.9%-11.5% (9.2%)

	12,494	Broker Quoted	Broker Quote	N/A

	$54,220
Unsecured Debt	$5,545	Discounted Cash Flows	Discount Rate	11.5%-18.1% (14.0%)

Equity & Other	$49,140	Enterprise Value	Comparable EBITDA Multiple	2.1x-27.7x (12.7x)

	40,752	Broker Quoted	Broker Quote	N/A

	$89,892

Total	$955,309

	Fair value as of December 31, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$301,956	Discounted Cash Flows	Discount Rate	4.7%-25.2% (7.3%)

	21,189	Enterprise Value	Comparable EBITDA Multiple	3.7x-16.6x (7.9x)

	16,753	Broker Quoted	Broker Quote	N/A

	$339,898

Unitranche First Lien	$392,281	Discounted Cash Flows	Discount Rate	4.8%-15.0% (7.0%)

	5,673	Enterprise Value	Comparable EBITDA Multiple	5.9x-5.9x (5.9x)

	2,668	Collateral Analysis	Recovery Rate	100.0%

	12,921	Broker Quoted	Broker Quote	N/A

	$413,543

Unitranche First Lien-Last Out	$8,454	Discounted Cash Flows	Discount Rate	6.2%-6.2% (6.2%)

	6,463	Collateral Analysis	Recovery Rate	80.0%

	$14,917

Senior Secured Second Lien	$104,362	Discounted Cash Flows	Discount Rate	7.5%-14.0% (9.5%)

	294	Broker Quoted	Broker Quote	N/A

	$104,656

Unsecured Debt	$3,032	Discounted Cash Flows	Discount Rate	12.5%-21.4% (16.6%)

Equity & Other	$66,002	Enterprise Value	Comparable EBITDA Multiple	1.5x-25.9x (10.2x)

	1,829	Broker Quoted	Broker Quote	N/A

	$67,831

Total	$943,877

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2021 and December 31, 2020. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Note 6. Debt

Debt consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$245,210	$104,790	$245,210	$265,073	2.47%
Corporate Revolving Facility	200,000	84,654	115,346	84,654	110,654	3.11%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes	135,000	135,000	—	135,000	64,254	4.21%
InterNotes®	—	—	—	—	6,059	—%

Total Debt	$735,000	$514,864	$220,136	$514,864	$496,040	3.42%

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$260,210	$89,790	$260,210	$235,263	2.63%
Corporate Revolving Facility	200,000	149,904	50,096	149,904	150,378	2.93%
2023 Unsecured Notes	50,000	50,000	—	50,000	15,027	6.49%
InterNotes ®	16,418	16,418	—	16,418	20,398	6.40%

Total Debt	$616,418	$476,532	$139,886	$476,532	$421,066	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The amount presented excludes netting of deferred financing costs.

As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2021 and December 31, 2020, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended from time to time (the “SPV Asset Facility”), with the Company as the collateral manager, seller and equityholder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. CCAP SPV is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from CCAP SPV.

The maximum commitment amount under the SPV Asset Facility is $350,000 and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) June 22, 2026 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.10% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of June 30, 2021 and December 31, 2020, deferred financing costs related to the SPV Asset Facility were $3,024 and $2,540, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.35% with no LIBOR floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. The unused facility fee rate may vary based on the utilization. Interest is payable quarterly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of June 30, 2021 and December 31, 2020, deferred financing costs related to the Corporate Revolving Facility were $1,104 and $1,360, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2023 Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25,000 issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of June 30, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of June 30, 2021 and December 31, 2020, deferred financing costs related to the 2023 Unsecured Notes were $567 and $700, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2026 Unsecured Notes

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17th and August 17th of each year. As of June 30, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of June 30, 2021 and December 31, 2020, deferred financing costs related to the 2026 Unsecured Notes were $1,325 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes®, for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Borrowing interest expense	$3,891	$3,157	$7,537	$7,029
Unused facility fees	298	191	485	336
Amortization of financing costs	405	283	766	615

Total interest and credit facility expenses	$4,594	$3,631	$8,788	$7,980

Weighted average outstanding balance	$505,195	$417,847	$496,040	$403,394

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of June 30, 2021 and December 31, 2020, $1,210 and $0, respectively, has been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the six months ended June 30, 2021 and 2020 the Company’s average USD notional exposure to foreign currency forward contracts was $43,311 and $31,433, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$968	$(1,163)	$(195)	$1,210	$—

As of December 31, 2020 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$264	$(896)	$(632)	$—	$(632)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(259)	(218)	436	1,972

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(259)	$(218)	$436	$1,972

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021 and December 31, 2020, the Company had aggregated unfunded commitments totaling $126,269 and $80,837 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of June 30, 2021 and December 31, 2020, the Company has the following unfunded commitments to portfolio companies (in thousands):

	June 30, 2021		December 31, 2020
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Abode Healthcare, Inc.	—	$—	8/25/2025	$1,150
Affinitiv, Inc.	8/26/2024	567	8/26/2024	567
Ameda, Inc.	9/29/2022	113	9/29/2022	113
Anne Arundel Dermatology Management, LLC	10/16/2022	550	10/16/2022	1,159
Anne Arundel Dermatology Management, LLC	10/16/2025	848	10/16/2025	550
Auto-Vehicle Parts, LLC	1/3/2023	600	1/3/2023	600
Avaap USA LLC	3/22/2023	—	3/22/2023	650
Belay Inc.	5/15/2025	650	—	—
Benesys, Inc.	10/5/2024	150	10/5/2024	150
C-4 Analytics, LLC	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC	4/11/2024	550	4/11/2024	550
Centria Subsidiary Holdings, LLC	12/9/2025	1,974	12/9/2025	1,816
Claritas, LLC	12/21/2023	263	12/21/2023	188
Colibri Group LLC	—	—	5/1/2025	1,000
Consolidated Label Co., LLC	7/15/2026	650	7/15/2026	650
Continental Battery Company	12/14/2022	2,679	12/14/2022	567
CRA MSO, LLC	12/17/2023	140	12/17/2023	120
Crusoe Bidco Limited	12/10/2025	544	12/5/2020	538
Crusoe Bidco Limited	12/10/2025	171	12/10/2025	169
EiKo Global, LLC	6/1/2023	750	6/1/2023	750
Empire Auto Parts, LLC	9/5/2024	400	9/5/2023	400
Everlast Parent Inc.	10/30/2022	1,611	10/30/2022	3,412
Everlast Parent Inc.	10/30/2026	3,412	10/30/2026	1,611
Evolution BuyerCo, Inc.	4/30/2027	729	—	—
Evolution BuyerCo, Inc.	4/30/2023	1,458	—	—
GH Parent Holdings Inc.	5/4/2027	1,875	—	—
GH Parent Holdings Inc.	5/4/2023	5,542	—	—
Granicus, Inc.	1/30/2023	805	—	—
Granicus, Inc.	1/29/2027	354	—	—
Granicus, Inc.	1/29/2027	7,916	—	—
GrapeTree Medical Staffing, LLC	10/19/2022	450	10/19/2022	450
Great Lakes Dental Partners, LLC	6/23/2023	850	—	—
Great Lakes Dental Partners, LLC	6/23/2023	400	—	—
HCOS Group Intermediate III LLC	9/30/2026	900	9/30/2026	900
Hepaco, LLC	8/18/2023	92	8/18/2023	92
Hepaco, LLC	8/18/2024	—	8/18/2024	112
Hercules Borrower LLC	12/15/2026	2,222	12/15/2026	2,222
HGH Purchaser, Inc.	2/10/2023	3,223	—	—
HGH Purchaser, Inc.	11/1/2021	—	11/1/2021	557
HGH Purchaser, Inc.	11/3/2025	912	11/3/2025	912
Homecare Partners Management, LLC	5/25/2027	880	—	—
Homecare Partners Management, LLC	5/25/2023	3,400	—	—
Hospice Care Buyer, Inc.	12/9/2026	1,455	6/9/2021	2,679
Hospice Care Buyer, Inc.	12/9/2026	1,389	12/9/2026	1,386
Hospice Care Buyer, Inc.	12/9/2026	—	12/9/2026	1,668
Hsid Acquisition, LLC	1/31/2026	750	1/31/2026	750

	June 30, 2021		December 31, 2020
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Integrity Marketing Acquisition, LLC	8/27/2025	1,409	8/27/2025	1,409
ISS Compressors Industries, Inc.	2/5/2026	833	2/5/2026	833
IvyRehab Intermediate II, LLC	12/4/2022	500	12/4/2022	1,450
IvyRehab Intermediate II, LLC	12/4/2024	1,115	12/4/2024	500
Jordan Health Products, Inc.	7/6/2022	171	—	—
JTM Foods LLC	5/14/2027	640	—	—
JTM Foods LLC	11/14/2022	750	—	—
Kestrel Parent, LLC	11/13/2023	871	11/13/2023	871
Learn-It Systems, LLC	3/18/2022	672	3/18/2022	1,456
Learn-It Systems, LLC	3/18/2025	167	3/18/2025	600
Learn-It Systems, LLC	5/4/2023	2,600	—	—
Lightspeed Buyer, Inc.	8/3/2021	700	8/3/2021	648
Lightspeed Buyer, Inc.	2/3/2026	648	2/3/2026	700
Lion Cashmere Bidco Limited	3/23/2028	2,264	—	—
Lion Cashmere Bidco Limited	3/23/2026	3,269	—	—
List Partners, Inc.	1/5/2023	450	1/5/2023	450
Mann Lake Ltd.	—	690	10/4/2024	60
MRI Software LLC	2/10/2022	424	2/10/2022	519
MRI Software LLC	2/10/2026	1,266	2/10/2026	1,184
MRI Software LLC	2/10/2026	519	2/10/2026	1,266
New Era Technology, Inc.	10/31/2026	228	—	—
New Era Technology, Inc.	10/31/2022	1,855	—	—
Nexant Volt MergerSub, Inc.	5/11/2027	138	—	—
Nurture Landscapes	6/3/2025	375
Omni Ophthalmic Management Consultants, LLC	—	—	2/28/2021	623
Ontario Systems, LLC	9/5/2021	1,100	9/5/2021	1,100
Ontario Systems, LLC	8/30/2025	—	8/30/2025	300
Patriot Acquisition Topco S.A.R.L	1/29/2026	1,770	—	—
PharComp Parent B.V.	2/20/2026	738	2/20/2026	2,056
Pharmalogics Recruiting, LLC	2/5/2027	1,436	—	—
Pilot Air Freight, LLC	7/25/2024	100	7/25/2024	100
Pinnacle Treatment Centers, Inc.	1/17/2022	457	1/17/2022	457
Pinnacle Treatment Centers, Inc.	12/31/2022	571	12/31/2022	571
Potter Electric Signal Company	12/19/2021	271	12/19/2021	1,123
Potter Electric Signal Company	12/19/2024	517	12/19/2024	550
Prism Bidco, Inc.	6/25/2026	833	6/25/2026	833
PT Network, LLC	11/30/2023	400	11/30/2023	400
Pye-Barker Fire & Safety, LLC	2/25/2023	2,238	—	—
Pye-Barker Fire & Safety, LLC	11/19/2022	2,000	—	—
Receivable Solutions, Inc.	10/1/2024	300	10/1/2024	300
Right Networks, LLC	11/4/2024	233	11/4/2024	232
Right Networks, LLC	12/31/2021	2,117	—	—
Ruffalo Noel Levitz, LLC	5/29/2022	225	5/29/2022	60
Safco Dental Supply, LLC	6/14/2025	420	6/14/2025	600
Saturn Borrower Inc	9/30/2026	1,513	9/30/2026	1,513
SavATree, LLC	—	—	6/2/2020	122
SavATree, LLC	6/2/2022	550	6/2/2022	550
Seniorlink Incorporated	7/17/2026	1,038	7/17/2026	1,037
Service Logic Acquisition, Inc	10/30/2022	2,432	10/30/2022	2,432

	June 30, 2021		December 31, 2020
	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Slickdeals Holdings, LLC	6/12/2023	727	—	—
Slickdeals Holdings, LLC	—	—	6/12/2023	727
Smile Brands, Inc.	10/12/2023	300	10/12/2023	300
Smile Doctors LLC	10/6/2022	1,070	10/6/2022	1,070
Southern HVAC Corporation	10/30/2022	1,000	10/30/2022	2,450
Southern HVAC Corporation	10/30/2022	943	10/30/2022	1,000
Spear Education	2/3/2026	3,125	2/3/2026	3,125
Stepping Stones Healthcare Services, LLC	3/9/2023	750	—	—
Stepping Stones Healthcare Services, LLC	3/9/2026	547	—	—
Teaching Strategies LLC	5/14/2024	629	5/14/2024	629
Teal Acquisition Co., Inc	9/22/2026	1,277	9/22/2026	1,642
Teal Acquisition Co., Inc	9/22/2026	1,642	9/22/2026	1,004
The Hilb Group, LLC	12/2/2025	340	12/2/2025	340
The Hilb Group, LLC	12/15/2022	1,482	12/15/2022	1,728
The Hilb Group, LLC	12/2/2025	143	12/2/2025	142
Transportation Insight, LLC	12/3/2024	571	12/3/2024	750
Tranzonic	3/27/2023	37	3/27/2023	110
Trinity Partners, LLC	2/21/2023	450	2/21/2023	450
Unifeye Vision Partners	9/13/2021	1,525	9/13/2021	2,237
Unifeye Vision Partners	9/13/2025	1,700	9/13/2025	1,247
UP Acquisition Corp	5/23/2024	859	5/23/2024	859
VetStrategy	—	—	7/31/2027	347
VetStrategy	7/31/2027	—	7/31/2027	2,355
Vital Care Buyer, LLC	10/19/2025	2,222	10/19/2025	2,222
WhiteHawk III Onshore Fund L.P.	7/5/2024	7,883	—	—
Winxnet Holdings, LLC	6/29/2023	160	6/29/2023	160
Winxnet Holdings, LLC	6/29/2023	250	—	—

Total		$126,269		$80,837

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, the Company believes that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate liquidity.

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

For the six months ended June 30, 2021 and 2020, the Company issued 0 and 30,128 new common shares, respectively, in connection with its dividend reinvestment plan.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
May 10, 2021	June 30, 2021	July 15, 2021	$0.41
February 22, 2021	March 31, 2021	April 15, 2021	$0.41
November 4, 2020	December 31, 2020	January 15, 2021	$0.41
August 7, 2020	September 30, 2020	October 15, 2020	$0.41
May 11, 2020	June 30, 2020	July 15, 2020	$0.41

At June 30, 2021 and December 31, 2020, Crescent owned 2.12% and 2.11%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2021 and December 31, 2020, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$32,584	$56,417	$54,119	$(18,128)
Weighted average common shares outstanding	28,167,360	28,168,643	28,167,360	27,190,817
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$1.16	$2.00	$1.92	$(0.67)

Note 11. Income Taxes

As of June 30, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

	As of June 30, 2021	As of December 31, 2020
Tax cost	$1,064,078	$1,038,153

Gross unrealized appreciation	$48,592	$26,684
Gross unrealized depreciation	(17,690)	(30,836)

Net unrealized investment appreciation (depreciation)	$30,902	$(4,152)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	For the six months ended June 30,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$19.88	$19.50

Net investment income after tax	0.80	0.90
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	1.12	(1.57)

Net increase (decrease) in net assets resulting from operations	1.92	(0.67)
Effect of equity issuances, net of share repurchases and rounding	—	0.11

Distributions declared from net investment income(2)	(0.82)	(0.82)

Total increase (decrease) in net assets	1.10	(1.38)

Net asset value, end of period	$20.98	$18.12
Shares outstanding, end of period	28,167,360	28,167,360
Market value, end of period	$18.76	$12.64
Weighted average shares outstanding	28,167,360	27,190,817
Total return based on market value(3)	34.71%	-17.50%
Total return based on net asset value(4)	9.66%	-2.87%

Ratio/Supplemental Data:
Net assets, end of period	$591,022	$510,298
Ratio of total net expenses to average net assets(5)(6)	7.72%	5.79%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.73%	2.31%
Ratio of net investment income before taxes to average net assets(6)	8.31%	10.82%
Ratio of interest and credit facility expenses to average net assets(6)	3.09%	3.47%
Ratio of net incentive fees to average net assets(6)	1.90%	—
Ratio of portfolio turnover to average investments at fair value(7)	17.55%	15.22%
Asset coverage ratio	214%	226%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
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

(5)

The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II and WhiteHawk III Onshore Fund LP. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 7.73% and 5.82% for the six months ended June 30, 2021 and 2020, respectively.

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

The following table summarizes share repurchases under the Company’s stock repurchase program for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data).

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Dollar amount repurchased	$—	$326	$—	$2,208
Shares repurchased	—	33,187	—	192,415
Average price per share including commission	$—	$9.83	$—	$11.48
Weighted average discount to net asset value	—	40.46%	—	40.89	%(1)

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2021 and for the six months ended June 30, 2021.

On August 6, 2021, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on October 15, 2021 to stockholders of record as of September 30, 2021.

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

As of June 30, 2021 and December 31, 2020, our portfolio at fair value was comprised of the following:

$ in millions

	June 30, 2021		December 31, 2020
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$371.1	33.9%	$373.6	36.1%
Unitranche First Lien	493.7	45.0	413.6	40.0
Unitranche First Lien - Last Out	13.9	1.3	14.9	1.5
Senior Secured Second Lien	65.3	6.0	104.7	10.1
Unsecured Debt	5.5	0.5	3.0	0.3
Equity & Other	89.9	8.2	69.3	6.7
LLC/LP Equity Interests	55.6	5.1	54.9	5.3

Total investments	$1,095.0	100.0%	$1,034.0	100.0%

The following table shows our investment activity by investment type:

$ in millions

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020 (1)
New investments at cost:
Senior Secured First Lien	$55.8	$6.1	$64.6	$48.3
Unitranche First Lien	61.6	10.8	138.1	77.5
Unitranche First Lien – Last Out	—	—	—	—
Senior Secured Second Lien	—	9.5	—	9.6
Unsecured Debt	0.4	—	2.3	—
Equity & Other	1.0	—	2.0	—
LLC/LP Equity Interests	2.2	—	2.2	8.5

Total	$121.0	$26.4	$209.2	$143.9

Proceeds from investments sold or repaid:
Senior Secured First Lien	$51.9	$45.1	$72.3	$100.6
Unitranche First Lien	36.8	6.3	62.8	23.4
Unitranche First Lien – Last Out	—	—	—	0.2
Senior Secured Second Lien	16.6	8.7	41.5	8.7
Unsecured Debt	—	—	—	—
Equity & Other	3.6	0.3	7.7	0.3
LLC/LP Equity Interests	0.7	—	2.5	1.0

Total	$109.6	$60.4	$186.8	$134.1

Net increase (decrease) in portfolio	$11.4	$(34.0)	$22.4	$9.8

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The assets acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average yield on income producing securities (at cost) (1)	7.8%	8.0%
Percentage of debt bearing a floating rate (at fair value)	99.6%	98.4%
Percentage of debt bearing a fixed rate (at fair value)	0.4%	1.6%
Number of portfolio companies	130	132

(1)	Yield excludes investments on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of June 30, 2021 and December 31, 2020.

$ in millions

	June 30, 2021				December 31, 2020
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$931.3	98.4%	$937.7	98.8%	$899.2	98.3%	$899.5	98.7%
Non-Accrual	15.6	1.6%	11.7	1.2%	15.6	1.7%	12.1	1.3%

Total	$946.9	100.0%	$949.4	100.0%	$914.8	100.0%	$911.6	100.0%

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

As of June 30, 2021, we had investments in two portfolio companies with three investment positions on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2020, we had investments in two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2021 and December 31, 2020.

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

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale as of June 30, 2021 and December 31, 2020. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

$ in millions

	June 30, 2021		December 31, 2020
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$67.5	6.2%	$9.8	0.9%
2	897.0	81.9	895.1	86.6
3	118.8	10.8	117.0	11.3
4	11.7	1.1	12.1	1.2
5	—	—	—	—

Total	$1,095.0	100.0%	$1,034.0	100.0%

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2021 and 2020 were as follows:

$ in millions

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Total investment income	$23.8	$19.3	$44.4	$38.2
Total net expenses	12.8	6.3	22.0	13.7

Net investment income	$11.0	$13.0	$22.4	$24.5
Net realized gain (loss) on investments	2.6	(1.1)	4.4	(1.2)
Net unrealized appreciation (depreciation) on investments and forward contracts	19.2	44.7	27.6	(37.9)

Net realized and unrealized gains (losses)	$21.8	$43.6	$32.0	$(39.1)

Realized loss on asset acquisition	—	—	—	(3.8)
Benefit/(Provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.2)	(0.2)	(0.3)	0.3

Net increase (decrease) in net assets resulting from operations	$32.6	$56.4	$54.1	$(18.1)

Investment Income

$ in millions

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest from investments	$21.5	$17.2	$40.8	$34.7
Dividend Income	2.1	1.5	3.3	2.4
Other Income	0.2	0.6	0.3	1.1

Total investment income	$23.8	$19.3	$44.4	$38.2

Interest income, which includes amortization of upfront fees, increased from $17.2 million for the three months ended June 30, 2020 to $21.5 million for the three months ended June 30, 2021, due to higher accelerated accretion of OID and organic net deployment. Included in interest from investments for the three months ended June 30, 2021 and 2020 are $2.3 million and $0.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $1.5 million for the three months ended June 30, 2020 to $2.1 million for the three months ended June 30, 2021 due to a one-time dividend distribution from a portfolio company. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $0.6 million for the three months ended June 30, 2020 to $0.2 million for the three months ended June 30, 2021.

Interest income, which includes amortization of upfront fees, increased from $34.7 million for the six months ended June 30, 2020 to $40.8 million for the six months ended June 30, 2021, due to organic net deployment and higher accelerated accretion of OID related to paydown activity. Included in interest from investments for the six months ended June 30, 2021 and 2020 are $3.1 million and $1.3 million of accelerated accretion of OID, respectively.

Dividend income increased from $2.4 million for the six months ended June 30, 2020 to $3.3 million for the six months ended June 30, 2021 due to a one-time dividend distribution from a portfolio company. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $1.1 million for the six months ended June 30, 2020 to $0.3 million for the six months ended June 30, 2021.

Expenses

$ in millions

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest and other debt financing costs	$4.6	$3.6	$8.8	$8.0
Management fees	3.3	2.8	6.6	5.4
Income based incentive fees	2.6	2.3	4.9	4.2
Capital gains based incentive fees	3.8	—	5.4	—
Professional fees	0.5	0.3	1.0	0.7
Directors’ fees	0.1	0.1	0.2	0.2
Other general and administrative expenses	0.7	0.5	1.4	1.3

Total expenses	$15.6	$9.6	$28.3	$19.8
Management fee waiver	(1.3)	(1.1)	(2.6)	(2.3)
Income based incentive fees waiver	(2.6)	(2.3)	(4.9)	(4.2)

Net expenses	$11.7	$6.2	$20.8	$13.3
Income and excise taxes	1.1	0.1	1.2	0.4

Total	$12.8	$6.3	$22.0	$13.7

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended June 30, 2021 and 2020 interest and other debt financing costs were $4.6 million and $3.6 million, respectively. For the six months ended June 30, 2021 and 2020 interest and other debt financing costs were $8.8 million and $8.0 million, respectively. The increase for both periods was due to a higher weighted average debt outstanding and higher weighted average cost of debt.

Base Management Fees

For the three months ended June 30, 2021 and 2020, we incurred management fees of $2.0 million and $1.7 million, respectively, which are net of waived amounts of $1.3 million and $1.1 million, respectively. For the six months ended June 30, 2021 and 2020, we incurred management fees of $4.0 million and $3.1 million, respectively, which are net of waived amounts of $2.6 million and $2.3 million, respectively. The increase in net management fees for both three and six month periods was driven by growing assets under management.

The Adviser has voluntarily waived its right to receive management fees on our investments in GACP II LP and WhiteHawk III Onshore Fund LP for any period in which these investments remain in the investment portfolio.

Incentive Fees

For the three months ended June 30, 2021 and 2020 we incurred income based incentive fees of $2.6 million and $2.3 million, of which $2.6 million and $2.3 million, respectively, were waived. For the six months ended June 30, 2021 and 2020 we incurred income based incentive fees of $4.9 million and $4.2 million, of which $4.9 million and $4.2 million, respectively, were waived.

For the three months ended June 30, 2021 and 2020 we accrued $3.8 million and $0, respectively, of capital gains based incentive fees. For the six months ended June 30, 2021 and 2020 we accrued $5.4 million and $0, respectively, of capital gains based incentive fees. As of June 30, 2021 and December 31, 2020, $5.4 million and $0, respectively, was accrued and unpaid. The increase in incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include overhead and staffing costs allocated from the Administrator, insurance premiums, sub-administration expenses and miscellaneous administrative costs associated with our operations and investment activity.

For the three months ended June 30, 2021 and 2020, professional fees were $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2021 and 2020, professional fees were $1.0 million and $0.7 million, respectively.

For the three months ended June 30, 2021 and 2020, other general and administrative expenses were $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2021 and 2020, other general and administrative expenses were $1.4 million and $1.3 million, respectively.

The increase in professional fees and other general and administrative expenses was attributable to servicing a growing investment portfolio.

Income and Excise Taxes

For the three months ended June 30, 2021 and 2020, we expensed income and excise taxes of $1.1 million and $0.1 million. For the six months ended June 30, 2021 and 2020, we expensed income and excise taxes of $1.2 million and $0.4 million. The increase in income and excise tax was attributable to taxes due on allocated taxable income from an equity investment held in a blocker. We accrued an offsetting tax distribution, which was declared by the portfolio company, under dividend income.

Net Investment Income

For the three months ended June 30, 2021 and 2020, GAAP net investment income was $11.0 million or $0.39 per share and $13.0 million or $0.46 per share, respectively. For the six months ended June 30, 2021 and 2020, GAAP net investment income was $22.4 million or $0.80 per share and $24.5 million or $0.90 per share, respectively. The decrease was due to accrued capital gains based incentive fees recorded during current year.

For the three months ended June 30, 2021 and 2020, adjusted net investment income was $14.8 million or $0.53 per share and $13.0 million or $0.46 per share, respectively. For the six months ended June 30, 2021 and 2020, adjusted net investment income was $27.8 million or $0.99 per share and $24.5 million or $0.90 per share, respectively. The increase was due to a higher investment income from a growing investment portfolio and higher accelerated amortization income.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to adjusted net investment income for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
GAAP net investment income	$11.0	$0.39	$13.0	$0.46	$22.4	$0.80	$24.5	$0.90
Capital gains based incentive fee	3.8	0.14	—	—	5.4	0.19	—	—

Adjusted net investment income	14.8	$0.53	$13.0	$0.46	$27.8	$0.99	$24.5	$0.90

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and six months ended June 30, 2021 and 2020, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

$ in millions

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Realized losses on non-controlled and non-affiliated investments	$(0.1)	$(1.4)	$(0.1)	$(1.5)
Realized gains on non-controlled and non-affiliated investments	2.6	0.3	4.4	0.4
Realized gains on foreign currency transactions	0.1	0.1	0.3	0.2
Realized losses on foreign currency transactions	—	—	(0.2)	(0.3)

Net realized gains (losses) on investments	$2.6	$(1.0)	$4.4	$(1.2)

Change in unrealized depreciation on non-controlled and non-affiliated investments	$(7.1)	$22.5	$(10.0)	$(33.2)
Change in unrealized appreciation on non-controlled and non-affiliated investments	9.8	1.8	20.3	(5.7)
Change in unrealized depreciation on foreign currency translation	—	(0.1)	—	(0.6)
Change in unrealized appreciation on foreign currency translation	—	1.3	—	0.3
Change in unrealized depreciation on non-controlled and affiliated investments	—	1.2	(1.6)	(1.8)
Change in unrealized appreciation on non-controlled and affiliated investments	16.1	10.3	17.3	10.0
Change in unrealized depreciation on controlled and affiliated investments	—	7.9	—	(8.5)
Change in unrealized appreciation on controlled and affiliated investments	0.6	—	1.2	(0.4)
Change in unrealized appreciation on foreign currency forwards	1.0	—	0.7	2.0
Change in unrealized depreciation on foreign currency forwards	(1.2)	(0.2)	(0.3)	—

Net unrealized appreciation (depreciation) on investments	19.2	44.7	27.6	(37.9)
Realized loss on asset acquisition	—	—	—	(3.8)

Net realized and unrealized gains (losses) on investments and asset acquisition	$21.8	$43.7	$32.0	$(42.9)

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

During the six months ended June 30, 2021 and 2020, our average U.S. Dollar notional exposure to foreign currency forward contracts were $43.3 million and $31.4 million, respectively.

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

As of June 30, 2021, we had $25.8 million in cash and cash equivalents and restricted cash and cash equivalents and $220.1 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of June 30, 2021, the undrawn capacity under our facilities is in excess of our unfunded commitments.

As of June 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2021. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

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

During the six months ended June 30, 2021 we issued no common stock. During the six months ended June 30, 2020, we issued 30,128 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million.

Debt

Debt consisted of the following as of June 30, 2021 and December 31, 2020:

$ in millions

	June 30, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$245.2	$104.8	$245.2	$265.1	2.47%
Corporate Revolving Facility	200.0	84.7	115.3	84.7	110.7	3.11%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	64.2	4.21%
InterNotes®	—	—	—	—	6.0	—%

Total Debt	$735.0	$514.9	$220.1	$514.9	$496.0	3.42%

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$260.2	$89.8	$260.2	$235.3	2.63%
Corporate Revolving Facility	200.0	149.9	50.1	149.9	150.4	2.93%
2023 Unsecured Notes	50.0	50.0	—	50.0	15.0	6.49%
InterNotes®	16.4	16.4	—	16.4	20.4	6.40%

Total Debt	$616.4	$476.5	$139.9	$476.5	$421.1	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	Amount presented excludes netting of deferred financing costs.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended from time to time (the “SPV Asset Facility”) with us as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. We consolidate CCAP SPV in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CCAP SPV.

The maximum commitment amount under the SPV Asset Facility is $350 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) June 22, 2026 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.10% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

Borrowings under the Corporate Revolving Facility bear interest at LIBOR plus a 2.35% margin with no LIBOR floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the Corporate Revolving Facility. The unused facility fee rate may vary based on the utilization. Interest is payable quarterly in arrears. Any amounts borrowed under the Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on August 20, 2024.

2023 Unsecured Notes

On July 30, 2020, we completed a private offering of $50.0 million aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25.0 million issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of June 30, 2021, we were in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

2026 Unsecured Notes

On February 17, 2021, we completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17th and August 17th of each year. As of June 30, 2021, we were in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

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

The summary of costs incurred in connection with the SPV Asset Facility, Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® for the three and six months ended June 30, 2021 and 2020, is presented below:

$ in millions

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Borrowing interest expense	$3.9	$3.1	$7.5	$7.0
Unused facility fees	0.3	0.2	0.5	0.4
Amortization of financing costs	0.4	0.3	0.8	0.6

Total interest and credit facility expenses	$4.6	$3.6	$8.8	$8.0

Weighted average outstanding balance	$505.1	$417.8	$496.0	$403.4

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

As of June 30, 2021 and December 31, 2020, our asset coverage ratio was 214% and 217%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

There was no stock repurchased for the six months ended June 30, 2021. For the six months ended June 30, 2020, we repurchased 192,415 shares at an average price per share, including commissions, of $11.48.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021 and December 31, 2020, we had aggregate unfunded commitments totaling $127.9 million and $80.8 million, respectively.

RECENT DEVELOPMENTS

On August 6, 2021, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on October 15, 2021 to stockholders of record as of September 30, 2021.

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

As of June 30, 2021, 99.6% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

$ in millions

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$21.5	$9.9	$11.6
Up 200 basis points	11.9	6.6	5.3
Up 100 basis points	2.4	3.3	(0.9)
Up 75 basis points	0.7	2.5	(1.8)
Up 50 basis points	0.4	1.6	(1.2)
Up 25 basis points	0.3	0.8	(0.5)
Down 25 basis points	(0.2)	(0.5)	0.3
Down 50 basis points	(0.2)	(0.5)	0.3
Down 75 basis points	(0.2)	(0.5)	0.3
Down 100 basis points	(0.2)	(0.5)	0.3

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2021, we had £9.0 million, €17.2 million and CAD $20.1 million notional exposure to foreign currency forward contracts related to investments totaling £7.9 million, €17.9 million and CAD $21.0 million at par.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to our stock repurchase program during the three and six months ended June 30, 2021 and 2020.

($ in millions except per share price)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Dollar amount repurchased	$—	$0.3	$—	$2.2
Shares repurchased	—	33,187	—	192,415
Average price per share including commission	$—	$9.83	$—	$11.48
Weighted average discount to net asset value	—	40.46%	—	40.89	%(1)

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Sun Life Purchase Program

On May 17, 2021, Sun Life Financial Inc., the majority owner of Crescent Capital Group LP, our investment advisor, affirmed its previously announced commitment and caused Sun Life Assurance Company of Canada, a wholly owned subsidiary of Sun Life, to enter into a stock purchase program that will make open-market purchases of shares of our common stock in an aggregate amount of up to $10.0 million (the “Sun Life purchase program”) upon the satisfaction of certain conditions as set forth in the Sun Life purchase program. The Sun Life purchase program, which commenced on June 29, 2021, purchased 15,077 shares of our common stock at an average price per share (inclusive of commissions paid) of $18.80 (totaling $0.3 million) through June 30, 2021. The Sun Life purchase program is expected to be in effect through June 2022, unless extended, or until the aggregate approved purchase amount has been expended. Purchases of our common stock pursuant to the Sun Life purchase program will be subject to certain conditions as set forth in the program and will be conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

Affiliate Purchase Program

An entity owned by certain officers of Crescent Capital BDC, Inc. and employees and affiliates of Crescent has implemented a stock purchase program (the “affiliate purchase program”). The affiliate purchase program, which totals $1.2 million in commitments, commenced on April 12, 2021, and is expected to be in effect through March 31, 2022, unless extended, or until the aggregate approved purchase amount has been expended. The affiliate purchase program is expected to make open-market purchases of shares of our common stock at then-current market prices at any time shares trade at or below 95% of the most recently disclosed net asset value per share, as set forth in the affiliate purchase program. From April 12, 2021 through June 30, 2021, the affiliate purchase program purchased 21,072 shares of our common stock at an average price per share (inclusive of commissions paid) of $18.56 (totaling $0.4 million). The affiliate purchase program is the third such plan implemented on behalf of certain officers of Crescent Capital BDC, Inc. and affiliates and employees of Crescent since the public listing, following the cumulative purchase of approximately $4.9 million of our common stock pursuant to the first two plans. Purchases of our common stock pursuant to the affiliate purchase program will be subject to certain conditions as set forth in such program and will be conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Quarterly Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements on page F-1 of this quarterly report on Form 10-Q.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

3.	Exhibits—The following is a list of all exhibits filed as a part of this quarterly report on Form 10-Q, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

4.2	Description of Securities (incorporated by reference to Exhibit 4.27 to the Company’s current report on Form 10-K filed on February 24, 2021).

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and Crescent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Adviser (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.9	Custodial Agreement, dated as of May 21, 2021, by and between the Company and U.S. Bank National Association (filed herewith).

10.10	Loan and Security Agreement, dated March 28, 2016, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.1 to the Company’s copy of the Loan and Security Agreement on Form 8-K filed on March 28, 2016).

10.11	Second Amendment to Loan and Security Agreement, dated September 28, 2018, among the Company as the Collateral Manager, Seller and Equityholder, Crescent Capital BDC Funding, LLC as the Borrower, the banks and other financial institutions from time to time party thereto as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Lender (incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 10-Q filed on November 9, 2018).

10.12	Third Amendment to Loan and Security Agreement, dated April 9, 2019, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 10-Q, filed on May 10, 2019).

10.13	Fourth Amendment to Loan and Security Agreement, dated March 10, 2020, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 25, 2021).

10.14	Fifth Amendment to Loan and Security Agreement, dated June 21, 2021, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 25, 2021).

10.15	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.16	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020).

10.17	Second Amendment to the Loan and Security Agreement, dated July 14, 2020, by and among the Company, as the Borrower, and certain banks and other financial institutions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-Q, filed on August 10, 2020).

10.18	Master Note Purchase Agreement, dated July 30, 2020, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).

10.19	Form of 5.95% Series 2020A Senior Notes due July 30, 2023 (included in Exhibit 10.20).

10.20	First Supplement and Amendment to Note Purchase Agreement, dated February 17, 2021, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2021).

10.21	Form of 4.00% SERIES 2021A Senior Note Due February 17, 2026 (included in Exhibit 10.22).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on February 24, 2021).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: August 11, 2021	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 11, 2021	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer