Form 10-Q
period 2021-09-30
Crescent Capital BDC, Inc.
filed 2021-11-10
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 10, 2021 was 28,167,360

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2021 (Unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,030,512 and $920,693, respectively)	$1,047,087	$923,912
Non-controlled affiliated (cost of $42,997 and $50,431, respectively)	51,336	71,354
Controlled (cost of $40,000 and $40,000, respectively)	40,207	38,735
Cash and cash equivalents	6,467	1,896
Restricted cash and cash equivalents	13,027	12,953
Receivable for investments sold	15,302	6
Interest and dividend receivable	7,581	3,859
Unrealized appreciation on foreign currency forward contracts	1,915	264
Deferred tax assets	54	630
Other assets	210	543

Total assets	$1,183,186	$1,054,152

Liabilities
Debt (net of deferred financing costs of $4,830 and $4,600)	$557,071	$471,932
Distributions payable	11,549	11,549
Incentive fees payable	7,882	—
Interest and other debt financing costs payable	3,503	3,923
Management fees payable	3,055	1,867
Deferred tax liabilities	1,079	1,324
Unrealized depreciation on foreign currency forward contracts	587	896
Directors’ fees payable	127	98
Accrued expenses and other liabilities	2,181	2,563

Total liabilities	$587,034	$494,152

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 28,167,360 shares issued and outstanding, respectively)	28	28
Paid-in capital in excess of par value	594,658	594,658
Accumulated earnings (loss)	1,466	(34,686)

Total net assets	$596,152	$560,000

Total liabilities and net assets	$1,183,186	$1,054,152

Net asset value per share	$21.16	$19.88

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$22,232	$16,132	$60,570	$48,424
Paid-in-kind interest	184	501	966	1,747
Dividend income	1,373	7	1,427	182
Other income	254	—	577	1,060
From non-controlled affiliated investments:
Interest income	305	338	904	1,009
Paid-in-kind interest	139	485	1,168	970
Dividend income	291	511	2,134	1,940
From controlled investments:
Dividend income	700	700	2,100	1,500

Total investment income	25,478	18,674	69,846	56,832

Expenses:
Interest and other debt financing costs	5,695	3,504	14,482	11,484
Management fees	3,531	2,909	10,082	8,327
Income based incentive fees	2,663	2,136	7,528	6,335
Capital gains based incentive fees	757	—	6,150	—
Professional fees	522	354	1,516	1,060
Directors’ fees	127	100	361	339
Other general and administrative expenses	692	631	2,076	1,852

Total expenses	13,987	9,634	42,195	29,397

Management fee waiver	(476)	(1,163)	(3,096)	(3,427)
Income based incentive fees waiver	(931)	(2,136)	(5,796)	(6,335)

Net expenses	12,580	6,335	33,303	19,635

Net investment income before taxes	12,898	12,339	36,543	37,197
Income and excise taxes	170	131	1,403	480

Net investment income	12,728	12,208	35,140	36,717

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	280	2	4,497	(1,021)
Non-controlled affiliated investments	27,513	(526)	27,513	(526)
Foreign currency transactions	80	6	359	(155)
Foreign currency forward contracts	(56)	—	(193)	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	2,897	19,051	13,336	(20,274)
Non-controlled affiliated investments	(28,198)	5,694	(12,583)	14,086
Controlled investments	302	3,416	1,472	(5,513)
Foreign currency forward contracts	1,523	(1,349)	1,959	623

Net realized and unrealized gains (losses) on investments	4,341	26,294	36,360	(12,780)

Realized loss on asset acquisition	—	—	—	(3,825)

Net realized and unrealized gains (losses) on investments and asset acquisition	4,341	26,294	36,360	(16,605)
Benefit (provision) for taxes on realized gain on investments	2	—	(370)	—
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(392)	(161)	(332)	101

Net increase (decrease) in net assets resulting from operations	$16,679	$38,341	$70,798	$20,213

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.59	$1.36	$2.51	$0.73
Net investment income per share (basic and diluted):	$0.45	$0.43	$1.25	$1.33
Weighted average shares outstanding (basic and diluted):	28,167,360	28,167,360	28,167,360	27,518,708

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at June 30, 2021	28,167,360	$28	$594,658	$(3,664)	$591,022
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,728	12,728
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	27,817	27,817
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(23,476)	(23,476)
Benefit (provision) for taxes on realized gain on investments	—	—	—	2	2
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(392)	(392)
Stockholder distributions:
Distributions to stockholders	—	—	—	(11,549)	(11,549)

Total increase (decrease) for the three months ended September 30, 2021	—	$—	$—	$5,130	$5,130

Balance at September 30, 2021	28,167,360	$28	$594,658	$1,466	$596,152

Distributions declared per share					$0.41

Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	35,140	35,140
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	32,176	32,176
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,184	4,184
Benefit (provision) for taxes on realized gain on investments	—	—	—	(370)	(370)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(332)	(332)
Stockholder distributions:	—	—	—
Distributions to stockholders	—	—	—	(34,646)	(34,646)

Total increase (decrease) for the nine months ended September 30, 2021	—	$—	$—	$36,152	$36,152

Balance at September 30, 2021	28,167,360	$28	$594,658	$1,466	$596,152

Distributions declared per share					$1.23

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Loss	Total Net Assets
Balance at June 30, 2020	28,167,360	$28	$558,913	$(48,643)	$510,298
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,208	12.208
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(518)	(518)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	26,812	26,812
Benefit/(Provision)) for taxes on unrealized appreciation/(depreciation)) on investment	—	—	—	(161)	(161)
Stockholder distributions:
Distributions to stockholders	—	—	—	(11,549)	(11,549)

Total increase (decrease) for the three months ended September 30, 2020				26,792	26,792

Balance at September 30, 2020	28,167,360	$28	$558,913	$(21,851)	$537,090

Distributions declared					$0.41

Balance at December 31, 2019	20,862.314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) net assets resulting from operations:
Net investment income	—	—	—	36.717	36.717
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(1,702)	(1,702)
Net change in unrealized appreciation (depreciation) on investments. foreign currency Forward contracts and foreign currency translation	—	—	—	(11,078)	(11,078)
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Benefit/(Provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	101	101
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,293	—	44,297
Issuance in connection with asset acquisition (Note 13)	5,202.312	5	101,944	—	101.949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(192,415)	—	(2.208)	—	(2.208)
Distributions to stockholders	—	—	—	(34,667)	(34,667)

Total increase (decrease) for the nine months ended September 30, 2020	7,305,046	7	144,620	(14,454)	130,173

Balance at September 30, 2020	28,167,360	$28	$558,913	$(21,851)	$537,090

Distributions declared					$1.23

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	70,798	20,213

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(367,663)	(228,280)
Paid-in-kind interest income	(2,372)	(2,717)
Proceeds from sales of investments and principal repayments	309,592	182,275
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forwards	(32,652)	1,903
Realized loss on asset acquisition(2)	—	3,825
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	—	(12,884)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(2,225)	11,701
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1,959)	(623)
Amortization of premium and accretion of discount, net	(9,289)	(3,714)
Amortization of deferred financing costs	1,956	985
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(15,296)	(515)
(Increase) decrease in interest receivable	(3,722)	232
(Increase) decrease in deferred tax asset	576	(355)
(Increase) decrease in other assets	333	2,421
Increase (decrease) in management fees payable	1,188	403
Increase (decrease) in incentive fees payable	7,882	—
Increase (decrease) in directors’ fees payable	29	26
Increase (decrease) in interest and other debt financing costs payable	(420)	(1,286)
Increase (decrease) in deferred tax liability	(245)	254
Increase (decrease) in accrued expenses and other liabilities	(382)	(1,116)

Net cash provided by (used for) operating activities	$(43,871)	$(27,252)

Cash flows from financing activities:
Issuance of common stock	—	44,297
Repurchase of common stock	—	(2,208)
Deferred financing and debt issuance costs paid	(2,186)	(2,199)
Distributions paid	(34,646)	(31,083)
Borrowings on credit facilities	332,737	279,592
Repayments on credit facilities	(365,950)	(229,127)
Issuance of unsecured debt	135,000	—
Repayments on InterNotes ®	(16,418)	(33,853)

Net cash provided by (used for) financing activities	48,537	25,419

Effect of exchange rate changes on cash denominated in foreign currency	(21)	(25)

Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	4,645	(1,858)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	14,849	13,427

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$19,494	$11,569

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$12,325	$11,407
Issuance of common stock pursuant to dividend reinvestment plan	—	$589
Accrued but unpaid distributions	$11,549	$11,549
Issuance of shares in connection with asset acquisition (Note 13)	—	101,949

(1)

As of September 30, 2021, the balance included cash and cash equivalents of $6,467 (including cash denominated in foreign currency of $1,899) and restricted cash and cash equivalents of $13,027 (including cash denominated in foreign currency of $131). As of September 30, 2020, the balance included cash and cash equivalents of $3,047 (including cash denominated in foreign currency of $861) and restricted cash and cash equivalents of $8,522, respectively.

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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver				01/2023	$—	$(2)	—%	$—
Auto-Vehicle Parts, LLC(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	01/2023	4,529	4,510	0.8	4,529
Auto-Vehicle Parts, LLC(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	(7)	6.50%	01/2023	2,294	2,270	0.4	2,294
Continental Battery Company(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)	(7)	7.00%	01/2027	7,285	7,152	1.2	7,299
Continental Battery Company(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan				01/2027	—	(24)	0.0	5
Empire Auto Parts, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,352	2,324	0.4	2,352
Empire Auto Parts, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	(8)	6.50%	09/2024	2,425	2,400	0.4	2,425
Empire Auto Parts, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver				09/2024	—	(4)	—	—
Sun Acquirer Corp.(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	(8)	6.50%	09/2028	1,359	1,250	0.2	1,359
Sun Acquirer Corp.(3)(4)(5)(6)	Unitranche First Lien Revolver				09/2028	—	(36)	—	—
Sun Acquirer Corp.(6)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	(8)	6.50%	09/2028	13,043	12,785	2.2	13,043

						33,287	32,625	5.6	33,306

Capital Goods
Envocore Holding, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (200 Floor) (including 150 PIK)	(8)	11.00%	06/2022	18,619	15,971	2.1	12,361
Painters Supply & Equipment Company(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan				08/2027	—	(9)	—	(9)
Painters Supply & Equipment Company (3)(4)(5)(6)	Unitranche First Lien Revolver				08/2027	—	(10)	—	(5)
Painters Supply & Equipment Company(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(7)		6.75%	08/2027	2,050	2,009	0.3	2,030
Potter Electric Signal Company(5)(6)(9)	Senior Secured First Lien Delayed Draw Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	848	834	0.1	846
Potter Electric Signal Company(3)(4)(5)	Senior Secured First Lien Revolver				12/2024	—	(3)	—	(2)
Potter Electric Signal Company(6)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	2,461	2,445	0.4	2,455
Potter Electric Signal Company(6)	Senior Secured First Lien Term Loan	L + 425 (100 Floor)	(8)	5.25%	12/2025	468	465	0.1	466

						24,446	21,702	3.0	18,142

Commercial & Professional Services
ASP MCS Acquisition Corp.(6)(10)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	(8)	7.00%	10/2025	293	272	0.0	289
Battery Solutions, Inc.(6)(10)	Unsecured Debt	1400 PIK	(11)	14.00%	06/2023	1,387	1,378	0.2	1,306

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Battery Solutions, Inc.(6)(10)	Unsecured Debt	1400 PIK(11)	14.00%	06/2023	370	370	0.1	348
CHA Holdings, Inc.(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)(8)	5.50%	04/2025	1,005	1,002	0.2	954
CHA Holdings, Inc.(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)(8)	5.50%	04/2025	4,765	4,753	0.8	4,527
Consolidated Label Co., LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			07/2026	—	(10)	—	(1)
Consolidated Label Co., LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(8)	6.00%	07/2026	4,317	4,246	0.7	4,313
Consolidated Label Co., LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(8)	6.00%	07/2026	3,840	3,768	0.6	3,836
GH Parent Holdings Inc.(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	05/2027	13,175	12,985	2.2	13,057
GH Parent Holdings Inc.(4)(5)(6)	Unitranche First Lien Revolver	L + 550 (100 Floor)(7)	6.50%	05/2027	208	179	0.0	190
GH Parent Holdings Inc.(5)(6)	Unitranche First Lien Delayed Draw Term Loan			05/2027	—	—	—	(50)
Hepaco, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor) (including 50 PIK)(7)	6.50%	08/2024	4,131	4,110	0.6	3,866
Hepaco, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor) (including 50 PIK)(7)	6.50%	08/2024	5,065	5,040	0.8	4,741
Hepaco, LLC(4)(5)(6)	Senior Secured First Lien Revolver	L + 500 (100 Floor) (including 50 PIK)(7)	6.50%	08/2024	765	765	0.1	706
Hercules Borrower LLC(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	12/2026	19,030	18,615	3.4	19,409
Hercules Borrower LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			12/2026	—	(48)	—	44
Hercules Borrower LLC(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			12/2026	—	—	—	—
Hercules Borrower LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	12/2026	247	242	0.0	247
Hsid Acquisition, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	01/2026	3,834	3,776	0.6	3,834
Hsid Acquisition, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)(7)	6.00%	01/2026	2,871	2,829	0.5	2,871
Hsid Acquisition, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			01/2026	—	(11)	—	—
Hsid Acquisition, LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)	5.75%	01/2026	250	245	0.0	250
ISS Compressors Industries, Inc.(3)(4)(5)(6)	Senior Secured First Lien Revolver			02/2026	—	(6)	—	(19)
ISS Compressors Industries, Inc.(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2026	8,988	8,922	1.5	8,779
MHS Acquisition Holdings, LLC(6)	Unsecured Debt	1350 PIK(11)	13.50%	03/2026	214	206	0.0	214
MHS Acquisition Holdings, LLC(6)	Unsecured Debt	1350 PIK(11)	13.50%	03/2026	644	640	0.1	644
MHS Acquisition Holdings, LLC(5)(6)(9)	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(8)	6.75%	07/2027	11	9	0.0	11
MHS Acquisition Holdings, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			07/2027	—	(3)	—	—
MHS Acquisition Holdings, LLC(6)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	07/2027	1,728	1,694	0.3	1,728

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Nexant Volt MergerSub, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(8)	6.00%	05/2027	5,686	5,575	1.0	5,686
Nexant Volt MergerSub, Inc.(4)(5)(6)	Senior Secured First Lien Revolver	L + 500 (100 Floor)(8)	6.00%	05/2027	335	325	0.1	335
Pinstripe Holdings, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	01/2025	9,750	9,584	1.6	9,652
Pye-Barker Fire & Safety, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	11/2025	4,981	4,892	0.8	5,030
Pye-Barker Fire & Safety, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	11/2025	3,705	3,620	0.6	3,742
Pye-Barker Fire & Safety, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	11/2025	9,948	9,740	1.7	10,047
Pye-Barker Fire & Safety, LLC(4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	11/2025	1,188	1,157	0.2	1,188
Receivable Solutions, Inc.(3)(4)(5)(6)	Senior Secured First Lien Revolver			10/2024	—	(3)	—	—
Receivable Solutions, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	10/2024	1,837	1,816	0.3	1,837
Receivable Solutions, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	10/2024	718	706	0.1	718
SavATree, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)(8)	6.25%	06/2022	888	885	0.1	888
SavATree, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(8)	6.25%	06/2022	3,880	3,868	0.7	3,880
SavATree, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			06/2022	—	(1)	—	—
Seko Global Logistics Network, LLC(4)(5)(6)(17)	Senior Secured First Lien Revolver			12/2026	—	—	—	(13)
Seko Global Logistics Network, LLC(6)(17)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	12/2026	5,050	4,974	0.8	5,000
Service Logic Acquisition, Inc.(6)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)(8)	9.50%	10/2028	8,755	8,515	1.5	9,018
Service Logic Acquisition, Inc.(3)(5)(6)(9)	Senior Secured Second Lien Delayed Draw Term Loan			10/2028	—	(69)	—	73
Spear Education(3)(5)(6)(9)	Senior Secured First Lien Delayed Draw Term Loan			02/2025	—	(22)	—	—
Spear Education(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(8)	6.00%	02/2025	6,772	6,723	1.1	6,772
TecoStar Holdings, Inc.(6)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)(8)	9.50%	11/2024	5,000	4,938	0.8	4,840
UP Acquisition Corp.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(7)	7.25%	05/2024	1,179	1,165	0.2	1,160
UP Acquisition Corp. (4)(5)(6)	Unitranche First Lien Revolver	L + 625 (100 Floor)(7)	7.25%	05/2024	339	325	0.1	318
UP Acquisition Corp. (6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(7)	7.25%	05/2024	4,301	4,251	0.7	4,232
Xcentric Mold and Engineering Acquisition Company, LLC(6)	Senior Secured First Lien Revolver	L + 600 (100 Floor) (including 100 PIK)(7)	8.00%	01/2022	716	715	0.1	608
Xcentric Mold and Engineering Acquisition Company, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (including 100 PIK)(7)	8.00%	01/2022	4,411	4,404	0.6	3,750

					156,577	154,051	25.8	154,855

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
EiKo Global, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			06/2023	—	(5)	—	—
EiKo Global, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	06/2023	3,142	3,116	0.5	3,142

					3,142	3,111	0.5	3,142

Consumer Services
Everlast Parent Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	10/2026	13,923	13,618	2.3	13,819
Everlast Parent Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			10/2026	—	(34)	—	(12)
Everlast Parent Inc.(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			10/2026	—	(36)	—	(26)
HGH Purchaser, Inc.(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)	7.25%	11/2025	989	969	0.2	1,023
HGH Purchaser, Inc.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)	7.25%	11/2025	3,348	3,269	0.6	3,381
HGH Purchaser, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			11/2025	—	(17)	—	10
HGH Purchaser, Inc.(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	11/2025	7,966	7,820	1.3	8,046
Learn-It Systems, LLC(4)(5)(6)	Senior Secured First Lien Revolver	L + 450 (100 Floor)(13)	5.50%	03/2025	150	132	0.0	143
Learn-It Systems, LLC(5)(6)(14)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)(8)	5.50%	03/2025	2,544	2,491	0.4	2,524
Learn-It Systems, LLC(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)(8)	5.50%	03/2025	4,304	4,215	0.7	4,270
Learn-It Systems, LLC(3)(5)(6)(14)	Senior Secured First Lien Delayed Draw Term Loan			05/2023	—	(41)	—	—
Southern HVAC Corporation(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	10/2025	7,215	7,091	1.2	7,287
Southern HVAC Corporation(4)(5)(6)	Unitranche First Lien Revolver	L + 625 (100 Floor)(8)	7.25%	10/2025	329	312	0.1	339
Southern HVAC Corporation(6)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)	7.25%	10/2025	2,444	2,410	0.4	2,468
Stepping Stones Healthcare Services, LLC(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	03/2027	5,871	5,790	1.0	5,871
Stepping Stones Healthcare Services, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			03/2026	—	(10)	—	—
Stepping Stones Healthcare Services, LLC(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)	7.25%	03/2027	253	242	0.0	253
United Language Group, Inc.(4)(6)	Senior Secured First Lien Revolver	L + 675 (100 Floor)(7)	7.75%	12/2021	400	400	0.1	388
United Language Group, Inc.(6)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)(7)	7.75%	12/2021	4,605	4,601	0.7	4,468
WeddingWire, Inc.	Senior Secured Second Lien Term Loan	L + 825(8)	8.38%	12/2026	5,000	4,960	0.8	4,950
Wrench Group LLC(6)	Senior Secured Second Lien Term Loan	L + 788(8)	8.01%	04/2027	2,500	2,442	0.4	2,525

					61,841	60,624	10.2	61,727

Energy
BJ Services, LLC(6)	Unitranche First Lien Term Loan	L + 700 (150 Floor)(8)	8.50%	01/2023	1,195	1,191	0.2	1,195

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BJ Services, LLC(6)(15)(16)	Unitranche First Lien—Last Out Term Loan			01/2023	8,075	8,014	0.9	5,507
Black Diamond Oilfiefld Rentals, LLC(6)	Senior Secured First Lien Term Loan	L + 950 (100 Floor)(8)	10.50%	03/2022	9,533	9,533	1.6	9,294

					18,803	18,738	2.7	15,996

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	06/2025	5,729	5,712	0.8	4,798

Food, Beverage & Tobacco
JTM Foods LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(8)	5.75%	05/2027	5,037	4,953	0.8	4,995
JTM Foods LLC(4)(5)(6)	Senior Secured First Lien Revolver	L + 475 (100 Floor)(8)	5.75%	05/2027	160	147	0.0	153
JTM Foods LLC(3)(4)(5)(6)	Senior Secured First Lien Delayed Draw Term Loan			05/2027	—	(7)	—	(6)
Mann Lake Ltd.(4)(5)(6)	Senior Secured First Lien Revolver	L + 675 (100 Floor)(8)	7.75%	10/2024	720	711	0.1	712
Mann Lake Ltd.(6)	Senior Secured First Lien Term Loan	L + 675 (100 Floor)(8)	7.75%	10/2024	3,797	3,754	0.6	3,764

					9,714	9,558	1.5	9,618

Health Care Equipment & Services
ACI Group Holdings, Inc.(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			08/2028	—	(25)	—	—
ACI Group Holdings, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			08/2027	—	(14)	—	—
ACI Group Holdings, Inc.(6)	Unitranche First Lien Term Loan	L + 550 (75 Floor)(7)	6.25%	08/2028	7,010	6,870	1.2	7,010
Advanced Diabetes Supply(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(8)	6.25%	07/2025	3,750	3,714	0.6	3,713
Aegis Sciences Corporation(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	05/2025	5,942	5,624	1.0	5,772
Ameda, Inc.(6)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)(7)	8.00%	09/2022	2,181	2,172	0.3	2,068
Ameda, Inc.(4)(5)(6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)(7)	8.00%	09/2022	188	186	0.0	172
Anne Arundel Dermatology Management, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	2,432	2,391	0.4	2,432
Anne Arundel Dermatology Management, LLC(4)(5)(6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)(8)	7.00%	10/2025	110	101	0.0	110
Anne Arundel Dermatology Management, LLC(5)(6)(9)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	1,291	1,265	0.2	1,291
Avalign Technologies, Inc.(6)	Senior Secured First Lien Term Loan	L + 450(8)	4.63%	12/2025	16,708	16,602	2.8	16,457
Centria Subsidiary Holdings, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			12/2025	—	(41)	—	9

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Centria Subsidiary Holdings, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2025	11,664	11,409	2.0	11,718
CRA MSO, LLC(6)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)(7)	8.00%	12/2023	1,216	1,204	0.2	1,188
CRA MSO, LLC(4)(5)(6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)(7)	8.00%	12/2023	60	58	0.0	56
ExamWorks Group, Inc.(6)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)(8)	8.25%	07/2024	5,735	5,657	1.0	5,793
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	L + 500 (75 Floor)(8)	5.75%	722/2028	20,000	19,805	3.5	19,974
GrapeTree Medical Staffing, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	10/2022	1,299	1,290	0.2	1,299
GrapeTree Medical Staffing, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	10/2022	1,545	1,539	0.3	1,545
GrapeTree Medical Staffing, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			10/2022	—	(2)	—	—
Great Lakes Dental Partners, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2026	4,988	4,892	0.8	4,944
Great Lakes Dental Partners, LLC(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			06/2026	—	(16)	—	(7)
Great Lakes Dental Partners, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			06/2026	—	(8)	—	(3)
HCAT Acquisition, Inc.(6)	Unitranche First Lien Term Loan	L + 825 (100 Floor)(8)	9.25%	11/2022	14,302	13,603	2.3	13,873
HCAT Acquisition, Inc.(6)	Unitranche First Lien Revolver	L + 825 (100 Floor)(8)	9.25%	11/2022	3,836	3,649	0.6	3,721
HCAT Acquisition, Inc.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 825 (100 Floor)(8)	9.25%	11/2022	2,250	2,140	0.4	2,183
HCOS Group Intermediate III LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	09/2026	11,484	11,287	1.9	11,254
HCOS Group Intermediate III LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			09/2026	—	(15)	—	(18)
Homecare Partners Management, LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(8)	5.75%	05/2027	4,550	4,461	0.8	4,489
Homecare Partners Management, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			05/2027	—	(21)	—	(15)
Homecare Partners Management, LLC(5)(6)(9)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	05/2027	1,836	1,804	0.3	1,791
Hospice Care Buyer, Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	12/2026	14,343	13,991	2.4	14,343
Hospice Care Buyer, Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	12/2026	2,620	2,549	0.4	2,620
Hospice Care Buyer, Inc.(4)(5)(6)	Unitranche First Lien Revolver	L + 650 (100 Floor)(7)	7.50%	12/2026	577	535	0.1	577
Hospice Care Buyer, Inc.(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)(13)	7.50%	12/2026	1,287	1,235	0.2	1,287
IvyRehab Intermediate II, LLC(6)	Unitranche First Lien Term Loan	L + 675 (100 Floor)(8)	7.75%	12/2024	7,970	7,839	1.3	7,970
IvyRehab Intermediate II, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			12/2024	—	(8)	—	—
IvyRehab Intermediate II, LLC(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)(8)	7.75%	12/2024	1,379	1,356	0.2	1,379
IvyRehab Intermediate II, LLC(3)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			12/2024	—	(18)	—	—
IvyRehab Intermediate II, LLC (6)	Unitranche First Lien Term Loan	L + 675 (100 Floor)(8)	7.75%	12/2024	6,800	6,688	1.1	6,800
Lightspeed Buyer, Inc. (6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	02/2026	9,850	9,700	1.7	9,850

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lightspeed Buyer, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			02/2026	—	(15)	—	—
Lightspeed Buyer, Inc.(6)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(7)	6.50%	02/2026	1,784	1,762	0.3	1,784
Lightspeed Buyer, Inc.(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
Lightspeed Buyer, Inc.(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(7)	6.75%	02/2026	2,750	2,696	0.5	2,750
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)(7)	5.25%	11/2024	9,487	9,487	1.6	9,487
NMN Holdings III Corp.(6)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775(7)	7.83%	11/2026	1,667	1,630	0.3	1,646
NMN Holdings III Corp.(6)	Senior Secured Second Lien Term Loan	L + 775(7)	7.83%	11/2026	7,222	7,067	1.2	7,131
NMSC Holdings, Inc.(6)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)(8)	11.00%	10/2023	4,307	4,249	0.7	4,307
Omni Ophthalmic Management Consultants, LLC(6)	Senior Secured First Lien Revolver	L + 750 (100 Floor)(7)	8.50%	05/2023	850	845	0.1	850
Omni Ophthalmic Management Consultants, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)(7)	8.50%	05/2023	6,825	6,784	1.1	6,825
Omni Ophthalmic Management Consultants, LLC(6)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)(7)	8.50%	05/2023	896	881	0.2	896
Patriot Acquisition Topco S.A.R.L(6)(17)	Unitranche First Lien Term Loan	L + 675 (100 Floor)(8)	7.75%	01/2028	5,031	4,915	0.9	5,116
Patriot Acquisition Topco S.A.R.L(3)(4)(5)(6)(17)	Unitranche First Lien Revolver			01/2026	—	(38)	—	30
Patriot Acquisition Topco S.A.R.L(6)(17)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)(8)	7.75%	01/2028	12,200	11,921	2.1	12,406
Pharmalogics Recruiting, LLC(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	02/2027	7,384	7,249	1.2	7,310
Pharmalogics Recruiting, LLC(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	(26)	—	(14)
Pinnacle Treatment Centers, Inc.(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2022	679	674	0.1	679
Pinnacle Treatment Centers, Inc.(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2022	8,052	8,015	1.4	8,052
Pinnacle Treatment Centers, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			12/2022	—	(3)	—	—
Premier Dental Care Management, LLC(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			08/2028	—	(25)	—	(103)
Premier Dental Care Management, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			08/2027	—	(30)	—	(31)
Premier Dental Care Management, LLC(6)	Unitranche First Lien Term Loan	L + 575 (75 Floor)(7)	6.50%	08/2028	9,524	9,335	1.6	9,333
Professional Physical Therapy(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor) (including 250 PIK)(8)	9.50%	12/2022	9,079	8,783	1.1	6,261
PromptCare Intermediate, LP(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			09/2027	—	(44)	—	(89)
PromptCare Intermediate, LP(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	09/2027	10,500	10,292	1.7	10,290
PT Network, LLC(4)(5)(6)	Senior Secured First Lien Revolver			11/2023	—	—	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PT Network, LLC(6)	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 200 PIK)(8)	8.50%	11/2023	4,827	4,821	0.8	4,827
Safco Dental Supply, LLC(4)(5)(6)	Unitranche First Lien Revolver	L + 400 (100 Floor)(8)	5.00%	06/2025	240	233	0.0	240
Safco Dental Supply, LLC(6)	Unitranche First Lien Term Loan	L + 400 (100 Floor)(8)	5.00%	06/2025	4,043	3,995	0.7	4,043
Seniorlink Incorporated(3)(4)(5)(6)	Unitranche First Lien Revolver			07/2026	—	(25)	—	—
Seniorlink Incorporated(6)	Unitranche First Lien Term Loan	L + 700 (100 Floor)(8)	8.00%	07/2026	11,220	10,940	1.9	11,220
Smile Doctors LLC(4)(5)(6)	Senior Secured First Lien Revolver			10/2022	—	—	—	—
Smile Doctors LLC(6)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2022	16,158	16,146	2.7	16,158
Unifeye Vision Partners(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)(8)	6.00%	09/2025	3,042	2,991	0.5	3,042
Unifeye Vision Partners(3)(4)(5)(6)	Senior Secured First Lien Revolver			09/2025	—	(23)	—	—
Unifeye Vision Partners(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(8)	6.00%	09/2025	5,306	5,231	0.9	5,306
Unifeye Vision Partners(5)(6)(14)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	09/2025	45	45	0.0	45
Vital Care Buyer, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	6,981	6,878	1.2	6,981
Vital Care Buyer, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			10/2025	—	(32)	—	—
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350(7)	3.59%	03/2025	6,586	6,583	1.1	6,444

					325,888	319,635	54.1	320,867

Household & Personal Products
Tranzonic(4)(5)(6)	Senior Secured First Lien Revolver	L + 450 (100 Floor)(7)	5.50%	03/2023	713	708	0.1	713
Tranzonic(6)	Senior Secured First Lien Term Loan	L + 450 (100 Floor)(7)	5.50%	03/2023	3,782	3,769	0.6	3,782

					4,495	4,477	0.7	4,495

Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 750(8)	7.63%	10/2026	1,782	1,779	0.3	1,741
Evolution BuyerCo, Inc.(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	04/2028	8,313	8,224	1.4	8,479
Evolution BuyerCo, Inc.(3)(5)(6)	Unitranche First Lien Revolver			04/2028	—	(8)	—	15
Evolution BuyerCo, Inc.(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			04/2028	—	(8)	—	29
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(8)	6.75%	08/2025	5,029	4,936	0.8	5,017
Integrity Marketing Acquisition, LLC(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(8)	6.75%	08/2025	3,041	2,985	0.5	3,033
Integrity Marketing Acquisition, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			08/2025	—	(33)	—	(4)
Integrity Marketing Acquisition, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	08/2025	12,781	12,562	2.1	12,749
Integro Parent, Inc.(17)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	10/2022	469	468	0.1	461

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integro Parent, Inc.(6)(17)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor)(7)	10.25%	10/2023	2,915	2,897	0.5	2,755
Integro Parent, Inc.(6)(17)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor)(7)	10.25%	10/2023	380	378	0.1	359
The Hilb Group, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2026	3,576	3,506	0.6	3,562
The Hilb Group, LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2026	1,011	991	0.2	1,007
The Hilb Group, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			12/2025	—	(6)	—	(1)
The Hilb Group, LLC(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	12/2026	1,061	1,037	0.2	1,072
The Hilb Group, LLC(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)	7.25%	12/2026	512	490	0.1	530
The Hilb Group, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			12/2025	—	(3)	—	1

					40,870	40,195	6.9	40,805

Materials
Kestrel Parent, LLC(3)(5)(6)(19)	Unitranche First Lien Revolver			11/2023	—	(9)	—	—
Kestrel Parent, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	11/2025	6,621	6,516	1.1	6,621

					6,621	6,507	1.1	6,621

Pharmaceuticals, Biotechnology & Life Sciences
Teal Acquisition Co., Inc(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	09/2026	9,056	8,821	1.5	9,056
Teal Acquisition Co., Inc(3)(4)(5)(6)	Unitranche First Lien Revolver			09/2026	—	(32)	—	—
Teal Acquisition Co., Inc(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			09/2026	—	(20)	—	—
Trinity Partners, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			02/2025	—	(3)	—	—
Trinity Partners, LLC(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	02/2025	3,681	3,659	0.6	3,681

					12,737	12,425	2.1	12,737

Retailing
Savers	Senior Secured First Lien Term Loan	L + 575 (75 Floor)(8)	6.50%	04/2028	20,000	19,813	3.5	20,249
Slickdeals Holdings, LLC(3)(5)(6)(10)(19)	Unitranche First Lien Revolver			06/2023	—	(7)	—	2
Slickdeals Holdings, LLC(6)(10)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	06/2024	14,417	14,170	2.4	14,456

					34,417	33,976	5.9	34,707

Software & Services
Affinitiv, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			08/2024	—	(6)	—	—
Affinitiv, Inc.(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	08/2024	6,386	6,315	1.1	6,386
Ansira Partners, Inc.(6)(15)	Unitranche First Lien Term Loan			12/2024	7,518	6,687	0.9	5,454
Ansira Partners, Inc.(6)(15)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,029	931	0.1	747
Apps Associates LLC(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			07/2027	—	(9)	—	(18)

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			07/2027	—	(15)	—	(8)
Apps Associates LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	07/2027	5,650	5,540	0.9	5,594
Banker’s Toolbox, Inc.(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			07/2027	—	(65)	—	—
Banker’s Toolbox, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			07/2027	—	(47)	—	—
Banker’s Toolbox, Inc.(6)	Unitranche First Lien Term Loan	L + 550 (75 Floor)(8)	6.25%	07/2027	15,883	15,572	2.7	15,883
Belay Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	06/2026	4,938	4,855	0.8	4,938
Belay Inc.(3)(4)(5)(6)	Senior Secured First Lien Revolver			06/2026	—	(11)	—	—
Benesys Inc.(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)	5.75%	10/2024	1,403	1,392	0.2	1,403
Benesys Inc.(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)	5.75%	10/2024	298	293	0.0	298
Benesys Inc.(3)(4)(5)(6)	Senior Secured First Lien Revolver			10/2024	—	(1)	—	—
C-4 Analytics, LLC(3)(4)(5)(6)	Senior Secured First Lien Revolver			08/2023	—	(3)	—	—
C-4 Analytics, LLC(6)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	08/2023	9,837	9,775	1.7	9,837
CAT Buyer, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			04/2024	—	(6)	—	—
CAT Buyer, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	04/2024	6,114	6,048	1.0	6,114
Claritas, LLC(4)(5)(6)	Senior Secured First Lien Revolver	L + 575 (100 Floor)(7)	6.75%	12/2023	23	21	0.0	23
Claritas, LLC(6)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2023	1,071	1,065	0.2	1,071
Granicus, Inc.(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	01/2027	9,172	8,976	1.5	8,988
Granicus, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			01/2027	—	(17)	—	(16)
Granicus, Inc.(6)	Unitranche First Lien Delayed Draw Term Loan			01/2027	—	—	—	—
Granicus, Inc.(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	01/2027	4,781	4,658	0.8	4,623
List Partners, Inc.(3)(4)(5)(6)	Senior Secured First Lien Revolver			01/2023	—	(2)	—	(6)
List Partners, Inc.(6)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	01/2023	4,109	4,087	0.7	4,053
MRI Software LLC(3)(5)(9)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	(2)	—	—
MRI Software LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2026	17,943	17,736	3.1	17,931
MRI Software LLC(3)(4)(5)	Unitranche First Lien Revolver			02/2026	—	(14)	—	(1)
MRI Software LLC(3)(5)(9)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	(2)	—	—
MRI Software LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2026	935	921	0.2	935
New Era Technology, Inc.(6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	10/2026	3,166	3,105	0.5	3,180
New Era Technology, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			10/2026	—	(4)	—	1
New Era Technology, Inc.(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(13)	7.25%	10/2026	1,126	1,098	0.2	1,135

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ontario Systems, LLC(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	1,100	1,081	0.2	1,079
Ontario Systems, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			08/2025	—	(3)	—	(6)
Ontario Systems, LLC(6)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	3,634	3,602	0.6	3,587
Park Place Technologies, LLC(6)	Unsecured Debt	1250 PIK(11)	12.50%	05/2029	758	758	0.1	758
Perforce Software, Inc.(6)	Senior Secured Second Lien Term Loan	L + 800(7)	8.08%	07/2027	5,000	4,981	0.8	5,000
Prism Bidco, Inc.(3)(4)(5)(6)	Unitranche First Lien Revolver			06/2026	—	(20)	—	17
Prism Bidco, Inc.(6)	Unitranche First Lien Term Loan	L + 700 (100 Floor)(8)	8.00%	06/2026	7,406	7,222	1.3	7,554
Prism Bidco, Inc.(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	06/2026	1,466	1,438	0.2	1,466
Right Networks, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			05/2026	—	(3)	—	—
Right Networks, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	05/2026	9,301	9,162	1.6	9,301
Right Networks, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	05/2026	8,328	8,167	1.4	8,328
Right Networks, LLC(3)(5)(6)(9)	Unitranche First Lien Delayed Draw Term Loan			05/2026	—	(40)	—	—
Ruffalo Noel Levitz, LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			05/2022	—	(1)	—	(1)
Ruffalo Noel Levitz, LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	05/2022	2,486	2,477	0.4	2,480
Saturn Borrower Inc(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	09/2026	20,370	19,845	3.4	19,906
Saturn Borrower Inc(6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	09/2026	2,481	2,414	0.4	2,425
Saturn Borrower Inc(4)(5)(6)	Unitranche First Lien Revolver	L + 650 (100 Floor)(8)	7.50%	09/2026	605	567	0.1	571
Transportation Insight, LLC(6)	Senior Secured First Lien Term Loan	L + 450(7)	4.58%	12/2024	5,102	5,074	0.9	5,089
Transportation Insight, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 450(7)	4.58%	12/2024	1,268	1,260	0.2	1,264
Transportation Insight, LLC(4)(6)(5)	Senior Secured First Lien Revolver	L + 450(7)	4.58%	12/2024	179	175	0.0	177
Trident Technologies, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (150 Floor)(8)	7.50%	12/2025	14,738	14,572	2.5	14,738
Trident Technologies, LLC(6)	Senior Secured First Lien Term Loan	L + 600 (150 Floor)(8)	7.50%	12/2025	4,988	4,953	0.8	4,988
Winxnet Holdings LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	636	630	0.1	636
Winxnet Holdings LLC(6)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	1,042	1,027	0.2	1,042
Winxnet Holdings LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			06/2023	—	(3)	—	—
Winxnet Holdings LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	1,935	1,920	0.3	1,935
Winxnet Holdings LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	1,542	1,518	0.3	1,542
Winxnet Holdings LLC(3)(4)(5)(6)	Unitranche First Lien Revolver			06/2023	—	(4)	—	—
Winxnet Holdings LLC(6)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	1,150	1,130	0.2	1,150

					196,897	192,770	32.6	193,571

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology, Hardware & Equipment
Onvoy, LLC(6)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor)(7)	11.50%	02/2025	1,459	1,422	0.2	1,459

Transportation
Pilot Air Freight, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	765	764	0.1	765
Pilot Air Freight, LLC(5)(6)(9)	Senior Secured First Lien Revolver			07/2024	—	—	—	—
Pilot Air Freight, LLC(6)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	1,184	1,184	0.2	1,184
Pilot Air Freight, LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	5,321	5,305	0.9	5,321
Pilot Air Freight, LLC(6)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	800	788	0.1	800

					8,070	8,041	1.3	8,070

Total Debt Investments United States					$944,993	$925,569	155.0%	$924,916

Equity Investments
Automobiles & Components
Sun Acquirer Corp.(6)	Common Stock Common Equity				5,435	543	0.1	543

						543	0.1	543

Capital Goods
Envocore Holding, LLC(6)	Preferred Stock				1,139,725	—	—	—

						—	—	—

Commercial & Professional Services
Allied Universal Holdings, LLC(6)	Common Stock Class A				2,805,726	1,011	0.8	4,919
Allied Universal Holdings, LLC(6)	Common Stock Class A				684,903	685	0.2	1,201
ASP MCS Acquisition Corp.(10)	Common Stock				11,792	1,150	0.2	1,362
Battery Solutions, Inc.(6)(10)	Preferred Stock Class E				5,417,655	3,669	0.2	1,201
Battery Solutions, Inc.(6)(10)	Preferred Stock Class A				50,000	—	—	—
Battery Solutions, Inc.(6)(10)	Preferred Stock Class F				3,333,333	—	—	—
Hercules Borrower LLC(6)	Common Stock				1,153,075	1,153	0.2	1,126
IGT Holdings LLC(6)	Preferred Stock				645,730	—	—	—
IGT Holdings LLC(6)	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC(6)	Preferred Stock				1,018	923	0.2	1,030
MHS Acquisition Holdings, LLC(6)	Common Stock				10	9	—	—
Receivable Solutions, Inc.(6)	Preferred Stock Class A				137,000	137	0.1	309
Service Logic Acquisition, Inc.(6)	Common Stock				13,132	1,313	0.2	1,416
TecoStar Holdings, Inc.(6)	Common Stock				500,000	500	0.1	460

						10,550	2.2	13,024

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Everlast Parent Inc.(6)	Common Stock				948	948	0.2	1,305
HGH Purchaser, Inc.(6)	Common Stock Class A				4,171	417	0.1	770
Legalshield(6)	Common Stock				372	372	0.1	663
Southern Technical Institute, Inc.(6)(10)	Common Stock Common Equity				3,164,063	—	0.1	309
Southern Technical Institute, Inc.(6)(10)	Common Stock Common Equity				6,000,000	—	1.4	8,135
Wrench Group LLC(6)	Common Stock Common Equity				4,082	410	0.1	770
Wrench Group LLC(6)	Common Stock Common Equity				1,143	115	0.0	216

						2,262	2.0	12,168

Diversified Financials
CBDC Senior Loan Fund LLC(17)(21)(22)	Partnership Interest				40,000,000	40,000	6.8	40,207
GACP II LP (10)(17)(22)(23)	Partnership Interest				13,763,514	13,665	2.3	13,437
WhiteHawk III Onshore Fund L.P.(5)(10)(17)(22)(23)	Partnership Interest				4,835,531	4,939	0.8	4,919

						58,604	9.9	58,563

Health Care Equipment & Services
ACI Group Holdings, Inc.(6)	Common Stock				907,499	909	0.1	800
ACI Group Holdings, Inc.(6)	Preferred Stock				3,719	3,645	0.6	3,719
Centria Subsidiary Holdings, LLC(6)	Common Stock				11,911	1,191	0.3	1,719
ExamWorks Group, Inc.(6)	Common Stock				7,500	750	0.3	1,646
Hospice Care Buyer, Inc.(6)	Common Stock				13,985	1,398	0.4	2,147
MDVIP, Inc.(6)	Common Stock				46,807	648	0.4	2,117
NMN Holdings III Corp.(6)	Common Stock				11,111	1,111	0.2	1,321
Patriot Acquisition Topco S.A.R.L(6)(17)	Common Stock Class A				913	913	0.2	962
Patriot Acquisition Topco S.A.R.L(6)(17)	Common Stock Class B				12,576	—	0.0	95.0
PT Network, LLC(6)	Common Stock Class C				0.93	—	—	—
Seniorlink Incorporated(6)	Common Stock				68,182	518	0.2	1,098

						11,083	2.7	15,624

Insurance
Evolution BuyerCo, Inc.(6)	Common Stock				2,917	292	0.0	292
Integrity Marketing Acquisition, LLC(6)	Common Stock				539,693	648	0.3	2,075
Integrity Marketing Acquisition, LLC(6)	Preferred Stock				1,247	1,215	0.3	1,631
Integro Parent, Inc.(6)(17)	Common Stock				4,468	454	0.1	542

						2,609	0.7	4,540

Materials
Kestrel Parent, LLC(6)	Common Stock Class A				41,791	209	0.0	286

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **		Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Teal Acquisition Co., Inc(6)	Common Stock					4,562	456	0.1	492

Retailing
Palmetto Moon LLC(6)	Common Stock					61	—	0.2	928
Slickdeals Holdings, LLC(6)(10)	Common Stock					89	891	0.3	1,529
Vivid Seats Ltd.(6)(10)	Common Stock					608,109	608	0.1	849
Vivid Seats Ltd.(6)(10)	Preferred Stock					1,891,892	1,892	0.5	3,194

							3,391	1.1	6,500

Software & Services
Curvature(6)(24)	Residual Interest					1,975,461	1,975	0.3	1,603
Park Place Technologies, LLC(6)	Common Stock Class A2					479	479	0.1	479
Park Place Technologies, LLC(6)	Common Stock Class W					685,018	—	—	—
Park Place Technologies, LLC(6)	Common Stock Class B2					442,203	27	0.0	27
Saturn Borrower Inc(6)	Common Stock					434,163	434	0.1	444

							2,915	0.5	2,553

Technology, Hardware & Equipment
Onvoy, LLC(6)	Common Stock Class A					3,649	365	0.1	464
Onvoy, LLC(6)	Common Stock Class B					2,536	—	0.0	88

							365	0.1	552

Transportation
Xpress Global Systems, LLC(6)	Common Stock					12,544	—	—	—

Total Equity Investments United States							$92,987	$19.4%	$114,845

Total United States							$1,018,556	174.4%	$1,039,761

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(6)(17)	Unsecured Debt	1050 PIK(25)	11.50%	03/2031	C$	2,671	$2,040	0.4	$2,109
VetStrategy(6)(9)(17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)(26)	8.00%	07/2027		1,716	1,253	0.2	1,382
VetStrategy(6)(9)(17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)(26)	8.00%	07/2027		1,716	1,308	0.2	1,382
VetStrategy(6)(9)(17)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)(26)	8.00%	07/2027		4,981	3,883	0.7	4,012
VetStrategy(6)(17)	Unitranche First Lien Term Loan	C + 700 (100 Floor)(26)	8.00%	07/2027		9,199	6,688	1.2	7,410
VetStrategy(5)(6)(9)(17)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)(26)	6.75%	07/2027		5,071	3,799	0.7	4,144

						25,354	18,971	3.4	20,439

Telecommunication Services
Sandvine Corporation(17)	Senior Secured Second Lien Term Loan	L + 800(7)	8.08%	11/2026		$4,500	4,374	0.8	4,489

Total Debt Investments Canada							$23,345	4.2%	$24,928

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Health Care Equipment & Services
VetStrategy(6)(17)	Common Stock				1,016,357	$776	0.3	$1,521

Total Equity Investments Canada					1,016,357	776	0.3%	1,521

Total Canada						$24,121	4.5%	$26,449

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(6)(17)	Unitranche First Lien Term Loan	L + 625(28)	6.30%	12/2025	£6,067	$7,454	1.4%	$8,176
Crusoe Bidco Limited(5)(6)(17)(28)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—
Crusoe Bidco Limited(5)(6)(17)(28)	Unitranche First Lien Delayed Draw Term Loan	L + 625(28)	6.30%	12/2025	303	398	0.1	409
Nurture Landscapes(6)(17)	Unitranche First Lien Term Loan	S + 650(34)	6.50%	06/2028	1,416	1,940	0.3	1,851
Nurture Landscapes(6)(17)	Unitranche First Lien Delayed Draw Term Loan	S + 650(34)	6.50%	06/2028	392	519	0.1	512

					8,178	10,311	1.9	10,948

Consumer Durables & Apparel
Lion Cashmere Bidco Limited(6)(17)	Unitranche First Lien Term Loan	L + 600 (50 Floor)(28)	6.50%	03/2028	$4,352	$4,241	0.7	$4,352
Lion Cashmere Bidco Limited(6)(17)	Unitranche First Lien Term Loan	L + 600 (50 Floor)(28)	6.50%	03/2028	9,939	9,687	1.7	9,939
Lion Cashmere Bidco Limited(6)(17)	Unitranche First Lien Term Loan	L + 600 (50 Floor)(28)	6.50%	03/2028	4,953	4,828	0.8	4,953
Lion Cashmere Bidco Limited(4)(5)(6)(17)(30)	Unitranche First Lien Revolver	L + 600 (50 Floor)(28)	6.50%	03/2026	€319	374	0.1	365
Lion Cashmere Bidco Limited(3)(5)(6)(17)(30)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(85)	—	—

						19,045	3.3	19,609

Software & Services
Jordan Bidco, Ltd.(5)(6)(17)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£—	$—	—	$(113)
Jordan Bidco, Ltd.(5)(6)(17)	Senior Secured First Lien Revolver			02/2028	—	—	—	(57)
Jordan Bidco, Ltd.(6)(17)	Unitranche First Lien Term Loan	S + 650(34)	6.50%	08/2028	13,234	17,700	2.9	17,342

						17,700	2.9	17,172

Total Debt Investments United Kingdom						$47,056	8.1%	$47,729

Total United Kingdom						$47,056	8.1%	$47,729

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(5)(6)(17)(27)	Unitranche First Lien Delayed Draw Term Loan	E + 650(31)(32)	6.50%	02/2026	€1,245	$1,417	0.2%	$1,442
PharComp Parent B.V.(6)(16)(17)	Unitranche First Lien—Last Out Term Loan	E + 650(31) (32)	6.50%	02/2026	6,910	7,676	1.3	8,004

					8,155	9,093	1.5	9,446

Total Debt Investments Netherlands						$9,093	1.5%	$9,446

Total Netherlands						$9,093	1.5%	$9,446

Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation(6)(17)	Unitranche First Lien Term Loan	E + 625(31) (32)	6.25%	04/2026	€9,507	10,519	1.8	11,013
Miraclon Corporation(6)(17)	Unitranche First Lien Term Loan	L + 625(12)	6.46%	04/2026	$4,162	4,072	0.7	4,162

						14,591	2.5	15,175

Total Debt Investments Belgium						$14,591	2.5%	$15,175

Equity Investments
Commercial & Professional Services
Miraclon Corporation(6)(17)	Common Stock				921	1	—	—
Miraclon Corporation(6)(17)	Preferred Stock				81,384	91	0.0	70

						92	0.0	70

Total Equity Investments Belgium						$92	0.0%	$70

Total Belgium						$14,683	2.5%	$15,245

Total Investments						$1,113,509	191.0%	$1,138,630

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“S”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at Septemebr 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Canadian Dollar (“C$”), Euro (“€”), or Pound Sterling (“£”).

***	Percentage is based on net assets of $596,152 as of September 30, 2021
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
(7)

The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2021 was 0.08%. For some of these loans, the interest rate is based on the last reset date.

(8)

The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%. For some of these loans, the interest rate is based on the last reset date.

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
(12)

The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2021 was 0.16%. For some of these loans, the interest rate is based on the last reset date.

(13)

The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2021 was 0.11%. For some of these loans, the interest rate is based on the last reset date.

(14)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(15)	The investment is on non-accrual status as of September 30, 2021.
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

(17)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 16.38% as of September 30, 2021.

(18)

The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of September 30, 2021 was 0.24%. For some of these loans, the interest rate is based on the last reset date.

(19)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(20)	The interest rate on these loans is subject to the U.S. Prime rate, which as of September 30, 2021 was 3.25%.
(21)

As defined in the 1940 Act, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Agreements and Related Party Transactions”.

(22)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(23)	Investment is not redeemable.
(24)	Residual interest in Curvature (Beijing) Technology Limited.
(25)

The interest rate on these loans is subject to the greater of a CDOR floor or 3 month CDOR plus a base rate. The 3 month CDOR as of September 30, 2021 was 0.45%. For some of these loans, the interest rate is based on the last reset date.

(26)

The interest rate on these loans is subject to the greater of a CDOR floor or 1 month CDOR plus a base rate. The 1 month CDOR as of September 30, 2021 was 0.43%. For some of these loans, the interest rate is based on the last reset date.

(27)	Investment pays 2.19% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(28)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 3 month GBP LIBOR plus a base rate. The 3 month GBP LIBOR as of September 30, 2021 was 0.08%. For some of these loans, the interest rate is based on the last reset date.

(29)

The interest rate on these loans is subject to the greater of a GBP LIBOR floor or 6 month GBP LIBOR plus a base rate. The 6 month GBP LIBOR as of September 30, 2021 was 0.17%. For some of these loans, the interest rate is based on the last reset date.

(30)	Investment pays 1.80% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(31)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 3 month EURIBOR plus a base rate. The 3 month EURIBOR as of September 30, 2021 was (0.55)%. For some of these loans, the interest rate is based on the last reset date.

(32)	For EURIBOR rate investments where negative rates can be prevalent, a 0% floor is presumed.
(33)

The interest rate on these loans is subject to the greater of a EURIBOR floor or 6 month EURIBOR plus a base rate. The 6 month EURIBOR as of September 30, 2021 was (0.53)%. For some of these loans, the interest rate is based on the last reset date.

(34)

The interest rate on these loans is subject to the Daily SONIA plus a base rate. The Daily SONIA as of June 30, 2021 was 0.05%. For some of these loans, the interest rate is based on the last reset date.

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands, except share and per share data)

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	$(1)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(464)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(37)
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(31)
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	(11)
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	(4)
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	—
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	1
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	5
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	39
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	3
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	—
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	1
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	4
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	(6)
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	(20)
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	11
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	644
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	(13)
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	31
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	12
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	710
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	73
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	—
Wells Fargo Bank, N.A.	USD 193	GBP 138	2/13/2025	8
Wells Fargo Bank, N.A.	USD 191	GBP 138	2/13/2025	5
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	91
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	6
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	1
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	270
Total Foreign Currency Exchange Contracts				$1,328

CAD	Canadian Dollar
EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Battery Solutions, Inc.(3) (10)	Unsecured Debt	1200 + 200 PIK	(11)	14.00%	11/2021	$1,263	$1,248	0.2%	$1,192
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor	)(8)	9.50%	09/2023	750	742	0.1	750
BFC Solmetex LLC & Bonded Filter Co. LLC(3)(5)	Unitranche First Lien Revolver	L + 850 (100 Floor	)(8)	9.50%	09/2023	300	296	0.1	300
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	09/2023	5,920	5,848	1.0	5,920
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	09/2023	618	610	0.1	618
CHA Holdings, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor	)(8)	5.50%	04/2025	1,013	1,010	0.2	987
CHA Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(8)	5.50%	04/2025	4,805	4,789	0.8	4,683
Consolidated Label Co., LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				07/2026	—	(12)	—	—
Consolidated Label Co., LLC(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	07/2026	4,339	4,258	0.8	4,339
Digital Room Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 500	(12)	5.27%	05/2026	6,895	6,602	1.2	6,533
GH Holding Company(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	02/2023	1,459	1,455	0.2	1,412
GI Revelation Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500	(7)	5.15%	04/2025	7,321	7,296	1.3	7,049
Hepaco, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(7)	6.00%	08/2024	4,156	4,130	0.7	3,999
Hepaco, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 500 (100 Floor	)(7)	6.00%	08/2024	825	824	0.1	791
Hepaco, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	08/2024	5,098	5,067	0.9	4,911
Hercules Borrower LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2026	—	(55)	—	(55)
Hercules Borrower LLC(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(8)	7.50%	12/2026	19,125	18,650	3.3	18,647
Hsid Acquisition, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(8)	6.00%	01/2026	2,893	2,844	0.5	2,893
Hsid Acquisition, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2026	—	(13)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	01/2026	$3,866	$3,799	0.7%	$3,866
Impact Group, LLC(3)	Senior Secured First Lien Term Loan	L + 737 (100 Floor	)(7)	8.37%	06/2023	7,040	5,455	1.2	6,585
Impact Sales, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 737 (100 Floor	)(7)	8.37%	06/2023	6,645	5,149	1.1	6,216
Institutional Shareholder Services, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(8)	4.75%	03/2026	2,948	2,909	0.5	2,936
Institutional Shareholder Services, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850	(8)	8.75%	03/2027	2,000	1,928	0.3	2,000
ISS Compressors Industries, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2026	—	(7)	—	(27)
ISS Compressors Industries, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2026	9,098	9,019	1.6	8,807
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	07/2022	691	688	0.1	691
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(8)	7.00%	07/2022	450	449	0.1	450
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	07/2022	3,980	3,966	0.7	3,980
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875 (100 Floor	)(8)	9.75%	03/2025	467	461	0.1	455
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Term Loan	L + 875 (100 Floor	)(8)	9.75%	03/2025	8,102	7,956	1.4	7,900
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	272	270	—	264
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK	(11)	13.50%	03/2026	817	810	0.1	792
Pinstripe Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	01/2025	9,825	9,618	1.7	9,807
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	11/2025	3,715	3,623	0.7	3,715
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	11/2025	10,024	9,790	1.8	10,024
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(4)	—	(3)
Receivable Solutions, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	10/2024	2,070	2,042	0.4	2,047
SavATree, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor	)(8)	6.00%	06/2022	772	766	0.1	772
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2022	—	(3)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
SavATree, LLC(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(8)	6.00%	06/2022	$3,910	$3,887	0.7%	$3,910
Service Logic Acquisition, Inc(3) (4) (6) (9)	Senior Secured Second Lien Delayed Draw Term Loan				10/2028	—	(71)	—	—
Service Logic Acquisition, Inc(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	10/2028	8,755	8,496	1.6	8,755
Spear Education(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				02/2025	—	(26)	—	(81)
Spear Education(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2025	6,823	6,765	1.2	6,646
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	11/2024	5,000	4,925	0.9	5,000
UP Acquisition Corp.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor	)(7)	7.25%	05/2024	1,189	1,170	0.2	1,163
UP Acquisition Corp.(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor	)(7)	7.25%	05/2024	391	374	0.1	364
UP Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(7)	7.25%	05/2024	4,334	4,272	0.8	4,242
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Revolver	L + 700 (100 Floor (including 100 PIK	) )(8)	8.00%	01/2022	710	707	0.1	614
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor (including 100 PIK	) )(8)	8.00%	01/2022	4,416	4,395	0.7	3,819

						175,385	169,440	30.5	170,971

Consumer Durables & Apparel
EiKo Global, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				06/2023	—	(8)	—	—
EiKo Global, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	06/2023	3,223	3,188	0.6	3,223

						3,223	3,180	0.6	3,223

Consumer Services
BJH Holdings III Corp.(3)	Unitranche First Lien Term Loan	L + 525 (100 Floor	)(8)	6.25%	08/2025	13,355	13,194	2.3	12,921
Cambium Learning Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850 (100 Floor	)(8)	9.50%	12/2026	5,000	4,865	0.9	4,800
Colibri Group LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(8)	6.75%	05/2025	1,337	1,312	0.2	1,350
Colibri Group LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2025	—	(18)	—	10

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Colibri Group LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	05/2025	$8,126	$7,970	1.5%	$8,208
Everlast Parent Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				10/2026	—	(41)	—	—
Everlast Parent Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2026	—	(39)	—	—
Everlast Parent Inc.(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(8)	7.50%	10/2026	14,028	13,686	2.5	14,028
HGH Purchaser, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor	)(8)	7.75%	11/2025	2,815	2,725	0.5	2,815
HGH Purchaser, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 675 (100 Floor	)(8)	7.75%	11/2025	101	81	—	101
HGH Purchaser, Inc.(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor	)(8)	7.75%	11/2025	8,027	7,859	1.4	8,027
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(13)	7.00%	12/2023	5,970	5,824	1.1	6,030
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(12)	6.50%	12/2023	2,113	2,076	0.4	2,105
Learn-It Systems, LLC(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor	)(8)	5.50%	03/2025	1,140	1,079	0.2	1,111
Learn-It Systems, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2025	—	(14)	—	(7)
Learn-It Systems, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(8)	5.50%	03/2025	4,337	4,236	0.8	4,288
Southern HVAC Corporation(3) (4) (6) (14)	Unitranche First Lien Delayed Draw Term Loan				10/2025	—	(24)	—	—
Southern HVAC Corporation(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(19)	—	—
Southern HVAC Corporation(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(8)	7.25%	10/2025	5,550	5,442	1.0	5,550
Teaching Strategies LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				05/2024	—	(9)	—	—
Teaching Strategies LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	05/2024	9,141	8,999	1.6	9,141
United Language Group, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 675 (100 Floor	)(7)	7.75%	12/2021	400	398	0.1	381
United Language Group, Inc.(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor	)(7)	7.75%	12/2021	4,641	4,616	0.8	4,419
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400 (100 Floor	)(8)	5.00%	02/2025	6,134	6,143	1.1	6,092
WeddingWire, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825	(8)	8.46%	12/2026	5,000	4,955	0.8	4,604
Wrench Group LLC(3)	Senior Secured Second Lien Term Loan	L + 788	(8)	8.13%	04/2027	2,500	2,436	0.4	2,492

						99,715	97,732	17.6	98,466

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
GGC Aperio Holdings, L.P.(3)	Unitranche First Lien Term Loan	L + 500	(8)	5.15%	10/2024	$8,405	$8,393	1.5%	$8,410
Goldentree Loan Management US CLO 2, Ltd.(3) (15)	CLO, Series 2017-2A, Class E	L + 470		4.92%	11/2030	2,000	1,902	0.3	1,829

						10,405	10,295	1.8	10,239

Energy
BJ Services, LLC(3) (16) (17)	Unitranche First Lien—Last Out Term Loan				01/2023	8,075	8,014	1.1	6,463
BJ Services, LLC(3)	Unitranche First Lien Term Loan	L + 700 (150 Floor	)(8)	8.50%	01/2023	2,668	2,653	0.5	2,668
Black Diamond Oilfield Rentals, LLC(3)	Senior Secured First Lien Term Loan	L + 650 (100 Floor	)(8)	7.50%	09/2021	10,386	10,332	1.7	9,645

						21,129	20,999	3.3	18,776

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	06/2025	6,068	6,046	0.6	3,408
PetIQ, LLC(3) (15)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	07/2025	14,812	14,703	2.6	14,812

						20,880	20,749	3.2	18,220

Food, Beverage & Tobacco
Mann Lake Ltd.(3) (5) (6)	Senior Secured First Lien Revolver	L + 750 (100 Floor	)(8)	8.50%	10/2024	840	829	0.1	840
Mann Lake Ltd.(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor	)(8)	8.50%	10/2024	3,826	3,773	0.7	3,826

						4,666	4,602	0.8	4,666

Health Care Equipment & Services
Abode Healthcare, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2025	—	(18)	—	(11)
Abode Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(8)	6.25%	08/2025	4,740	4,663	0.8	4,693
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	05/2025	7,328	6,936	1.2	6,442
Ameda, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor	)(7)	8.00%	09/2022	188	186	—	163
Ameda, Inc.(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor	)(7)	8.00%	09/2022	2,201	2,185	0.4	2,022
Anne Arundel Dermatology Management, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	10/2025	491	460	0.1	491
Anne Arundel Dermatology Management, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2025	—	(11)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Anne Arundel Dermatology Management, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	10/2025	$2,450	$2,403	0.4%	$2,450
Avalign Technologies, Inc.(3)	Senior Secured First Lien Term Loan	L + 450	(8)	4.73%	12/2025	16,837	16,709	3.0	16,753
BAART Programs, Inc.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800 (100 Floor	)(8)	9.00%	03/2025	1,000	957	0.2	997
BAART Programs, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825 (100 Floor	)(18)	9.25%	03/2025	7,000	6,700	1.3	6,977
Centria Subsidiary Holdings, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 500	(19)	8.25%	12/2025	158	109	—	158
Centria Subsidiary Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	12/2025	11,753	11,452	2.1	11,753
CRA MSO, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor	)(7)	8.00%	12/2023	80	78	—	72
CRA MSO, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor	)(7)	8.00%	12/2023	1,225	1,210	0.2	1,173
ExamWorks Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor	)(8)	8.25%	07/2024	5,735	5,642	1.0	5,735
FH MD Buyer, Inc(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(7)	6.75%	10/2026	17,264	16,845	3.0	16,832
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	(3)	—	(3)
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(7)	6.25%	10/2022	1,645	1,633	0.3	1,634
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(7)	6.25%	10/2022	1,383	1,367	0.2	1,374
HCAT Acquisition, Inc.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor	)(8)	10.25%	11/2022	2,307	2,195	0.4	2,104
HCAT Acquisition, Inc.(3) (20)	Unitranche First Lien Revolver	L + 925 (100 Floor	)(8)	10.25%	11/2022	3,837	3,649	0.6	3,499
HCAT Acquisition, Inc.(3)	Unitranche First Lien Term Loan	L + 925 (100 Floor	)(8)	10.25%	11/2022	14,666	13,948	2.4	13,375
HCOS Group Intermediate III LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2026	—	(17)	—	(13)
HCOS Group Intermediate III LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	09/2026	11,571	11,348	2.0	11,397
Hospice Care Buyer, Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2026	—	(40)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 650 (100 Floor	)(8)	7.50%	12/2026	$231	$183	—%	$231
Hospice Care Buyer, Inc.(3) (6)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(7)	7.50%	12/2026	12,743	12,339	2.3	12,743
IvyRehab Intermediate II, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				12/2024	—	(28)	—	(14)
IvyRehab Intermediate II, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2024	—	(10)	—	(5)
IvyRehab Intermediate II, LLC(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor	)(8)	7.75%	12/2024	8,030	7,872	1.4	7,951
Lightspeed Buyer, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor	)(7)	6.50%	02/2026	1,146	1,120	0.2	1,114
Lightspeed Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor	)(8)	6.50%	02/2026	350	332	0.1	331
Lightspeed Buyer, Inc.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(7)	6.50%	02/2026	9,925	9,752	1.7	9,745
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor	)(7)	5.25%	11/2024	9,561	9,561	1.7	9,534
Medsurant Holdings, LLC(3)	Senior Secured Second Lien Term Loan	1300	(11)	13.00%	03/2022	7,945	7,907	1.4	7,859
NMN Holdings III Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	(7)	7.93%	11/2026	1,667	1,626	0.3	1,641
NMN Holdings III Corp.(3)	Senior Secured Second Lien Term Loan	L + 775	(7)	7.93%	11/2026	7,222	7,049	1.3	7,110
NMSC Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor	)(8)	11.00%	10/2023	4,307	4,230	0.8	4,194
Omni Ophthalmic Management Consultants, LLC(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan				03/2021	—	(2)	—	(39)
Omni Ophthalmic Management Consultants, LLC(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor	)(7)	8.50%	05/2023	850	843	0.1	797
Omni Ophthalmic Management Consultants, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor	)(7)	8.50%	05/2023	6,878	6,820	1.2	6,452
Pinnacle Treatment Centers, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor	)(8)	7.25%	12/2022	684	677	0.1	684
Pinnacle Treatment Centers, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2022	—	(5)	—	—
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(8)	7.25%	12/2022	8,052	7,996	1.4	8,052
Professional Physical Therapy(3)	Senior Secured First Lien Term Loan	L + 850 (100 Floor (including 250 PIK	) )(8)	9.50%	12/2022	8,975	8,755	1.2	6,855

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
PT Network, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				11/2023	$—	$(1)	—%	$(10)
PT Network, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor (including 200 PIK	) )(8)	8.50%	11/2023	4,789	4,782	0.8	4,672
Safco Dental Supply, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2025	—	(8)	—	(1)
Safco Dental Supply, LLC(3)	Unitranche First Lien Term Loan	L + 450 (100 Floor	)(8)	5.50%	06/2025	4,043	3,988	0.7	4,034
Seniorlink Incorporated(3) (4) (5) (6)	Unitranche First Lien Revolver				07/2026	—	(29)	—	—
Seniorlink Incorporated(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor	)(8)	8.00%	07/2026	6,818	6,626	1.2	6,818
Smile Brands, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 517 (21 Floor	)(8)	5.49%	10/2024	619	615	0.1	604
Smile Brands, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				09/2024	—	(2)	—	(7)
Smile Brands, Inc.(3)	Senior Secured First Lien Term Loan	L + 517 (21 Floor	)(8)	5.49%	10/2024	2,058	2,044	0.4	2,007
Smile Doctors LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2022	—	—	—	(6)
Smile Doctors LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	10/2022	16,280	16,261	2.9	16,196
Unifeye Vision Partners(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	P + 400	(19)	7.25%	09/2025	813	782	0.1	707
Unifeye Vision Partners(3) (5) (6)	Senior Secured First Lien Revolver	P + 400	(19)	7.25%	09/2025	453	427	0.1	394
Unifeye Vision Partners(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(8)	6.00%	09/2025	5,346	5,259	0.9	5,159
Vital Care Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				10/2025	—	(37)	—	(39)
Vital Care Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	10/2025	7,778	7,646	1.4	7,642
Zest Acquisition Corp.	Senior Secured First Lien Term Loan	L + 350	(7)	3.66%	03/2025	8,603	8,604	1.5	8,259

						260,025	254,560	44.9	251,731

Household & Personal Products
Tranzonic(3) (5) (6)	Senior Secured First Lien Revolver	P + 375 (100 Floor	)(19)	7.00%	03/2023	440	438	0.1	440
Tranzonic(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor	)(7)	5.50%	03/2023	3,813	3,793	0.7	3,813

						4,253	4,231	0.8	4,253

Insurance
Comet Acquisition, Inc.(3)	Senior Secured Second Lien Term Loan	L + 750	(8)	7.75%	10/2026	3,563	3,556	0.6	3,231

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor	)(8)	6.50%	08/2025	$5,068	$4,959	0.9%	$5,068
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor	)(8)	6.50%	08/2025	3,064	2,997	0.5	3,064
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2025	—	(39)	—	—
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	08/2025	12,879	12,618	2.3	12,879
Integro Parent, Inc.(3) (15)	Senior Secured First Lien Term Loan	L + 575 (100 Floor	)(7)	6.75%	10/2022	473	470	0.1	473
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor	)(7)	10.25%	10/2023	380	378	0.1	369
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor	)(7)	10.25%	10/2023	2,916	2,889	0.5	2,825
The Hilb Group, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor	)(7)	6.75%	12/2026	1,019	996	0.2	1,016
The Hilb Group, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(7)	—	(1)
The Hilb Group, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	12/2026	3,603	3,524	0.6	3,594
THG Acquisition, LLC(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	12/2026	53	31	—	49
THG Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				12/2025	—	(4)	—	—
THG Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	12/2026	1,069	1,042	0.2	1,066

						34,087	33,410	6.0	33,633

Materials
Kestrel Parent, LLC(3) (4) (6) (20)	Unitranche First Lien Revolver				11/2023	—	(12)	—	—
Kestrel Parent, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor	)(8)	6.75%	11/2025	6,672	6,547	1.2	6,672

						6,672	6,535	1.2	6,672

Pharmaceuticals, Biotechnology & Life Sciences
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800	(7)	8.15%	12/2023	4,760	4,733	0.8	4,663
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	12/2023	5,460	5,428	1.0	5,349
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	12/2023	5,880	5,845	1.0	5,760
Teal Acquisition Co., Inc(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				09/2026	—	(24)	—	—

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Teal Acquisition Co., Inc(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor	)(8)	7.25%	09/2026	$274	$237	0.1%	$274
Teal Acquisition Co., Inc(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(8)	7.25%	09/2026	9,124	8,861	1.6	9,124
Trinity Partners, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				02/2025	—	(4)	—	—
Trinity Partners, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(7)	6.25%	02/2025	3,709	3,682	0.7	3,709

						29,207	28,758	5.2	28,879

Retailing
Palmetto Moon LLC,(3)	Senior Secured First Lien Term Loan	1150 + 250 PIK	(11)	14.00%	10/2021	4,155	3,397	0.7	3,813
Slickdeals Holdings, LLC(3) (4) (6) (10) (20)	Unitranche First Lien Revolver				06/2023	—	(10)	—	—
Slickdeals Holdings, LLC(3) (10)	Unitranche First Lien Term Loan	L + 625 (100 Floor	)(12)	7.25%	06/2024	14,528	14,223	2.6	14,528

						18,683	17,610	3.3	18,341

Software & Services
Affinitiv, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				08/2024	—	(7)	—	—
Affinitiv, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor	)(8)	8.00%	08/2024	6,435	6,349	1.2	6,435
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Delayed Draw Term Loan				12/2024	964	931	0.1	676
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Term Loan				12/2024	7,122	6,687	0.9	4,997
Avaap USA LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 725 (1007 Floor	)(7)	8.25%	03/2023	344	340	0.1	336
Avaap USA LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				03/2023	—	(7)	—	(15)
Avaap USA LLC(3)	Senior Secured First Lien Term Loan	L + 725 (100 Floor	)(7)	8.25%	03/2023	3,769	3,727	0.7	3,684
Benesys Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(7)	5.75%	10/2024	300	294	0.1	295
Benesys, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				10/2024	—	(1)	—	(3)
Benesys, Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(7)	5.75%	10/2024	1,414	1,400	0.3	1,388
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				08/2023	—	(5)	—	—
C-4 Analytics, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor	)(7)	6.25%	08/2023	9,916	9,832	1.8	9,916
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				04/2024	—	(8)	—	(17)
CAT Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(7)	6.50%	04/2024	6,239	6,154	1.1	6,041

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Claritas, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor	)(8)	7.00%	12/2023	$113	$111	—	$113
Claritas, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	12/2023	1,093	1,085	0.2	1,093
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver				01/2023	—	(4)	—%	(6)
List Partners, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor	)(7)	6.00%	01/2023	4,495	4,455	0.8	4,440
MRI Software LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(22)	—	(3)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan				02/2026	—	(4)	—	(1)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				02/2026	—	(16)	—	(32)
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2026	149	145	—	149
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(8)	6.50%	02/2026	18,079	17,841	3.2	18,034
Ontario Systems, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan				08/2025	—	(4)	—	(38)
Ontario Systems, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor	)(8)	6.50%	08/2025	200	196	—	183
Ontario Systems, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor	)(7)	6.50%	08/2025	3,209	3,183	0.6	3,098
Park Place Technologies, LLC(3)	Unsecured Debt	1250 PIK	(11)	12.50%	05/2029	784	784	0.1	784
Perforce Software, Inc.(3)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	07/2027	5,000	4,977	0.9	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver				06/2026	—	(23)	—	(13)
Prism Bidco, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor	)(8)	8.00%	06/2026	7,463	7,254	1.3	7,351
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver				11/2024	—	(4)	—	—
Right Networks, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(7)	7.00%	11/2024	9,645	9,472	1.7	9,645
Ruffalo Noel Levitz, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(8)	7.00%	05/2022	240	238	—	237
Ruffalo Noel Levitz, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(8)	7.00%	05/2022	2,505	2,489	0.4	2,480
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver				09/2026	—	(43)	—	—
Saturn Borrower Inc(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor	)(8)	7.50%	09/2026	20,524	19,929	3.7	20,524
Transportation Insight, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 450	(7)	4.65%	12/2024	1,277	1,269	0.2	1,226

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Transportation Insight, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver				12/2024	$—	$(5)	—	$(30)
Transportation Insight, LLC(3)	Senior Secured First Lien Term Loan	L + 450	(7)	4.65%	12/2024	5,142	5,107	0.9	4,936
Trident Technologies, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (150 Floor	)(8)	7.50%	12/2025	14,850	14,658	2.6	14,726
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(7)	7.00%	06/2023	641	632	0.1	636
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor	)(8)	7.00%	06/2023	1,050	1,029	0.2	1,043
Winxnet Holdings LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor	)(7)	7.00%	06/2023	240	236	—	237
Winxnet Holdings LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor	)(7)	7.00%	06/2023	1,950	1,929	0.3%	1,936

						135,152	132,580	23.5	131,481

Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor	)(7)	11.50%	02/2025	2,635	2,556	0.5	2,585

Transportation
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	1,196	1,196	0.2	1,184
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	771	769	0.1	764
Pilot Air Freight, LLC(3) (4) (6) (9)	Senior Secured First Lien Revolver				07/2024	—	—	—	(1)
Pilot Air Freight, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor	)(8)	5.75%	07/2024	5,363	5,343	1.0	5,310

						7,330	7,308	1.3	7,257

Total Debt Investments
United States						$878,578	$856,705	151.8%	$850,093

Equity Investments
Capital Goods
Alion Science and Technology Corporation(3)	Common Stock					745,504	766	0.2	1,392
Envocore Holding, LLC(3)	Preferred Stock					1,139,725	—	—	—

						1,885,229	766	0.2	1,392

Commercial & Professional Services
Allied Universal holdings, LLC(3)	Common Stock, Class A					2,240,375	1,011	0.5	2,716
ASP MCS Acquisition Corp.(10)	Common Stock					11,792	1,150	0.3	1,500

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class E				5,275,561	3,669	0.4	2,373
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class A				50,000	—	—	—
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class F				3,333,333	—	—	—
Hercules Borrower LLC(3)	Common Stock				1,153,075	1,153	0.2	1,153
IGT Holding LLC(3)	Preferred Stock				645,730	—	—	—
IGT Holding LLC(3)	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC(3)	Common Stock				10	10	—	—
MHS Acquisition Holdings, LLC(3)	Preferred Stock				1,018	923	0.2	799
My Alarm Center, LLC(3)	Common Stock				129,582	—	—	—
My Alarm Center, LLC(3)	Junior Preferred Stock				2,420	—	—	—
My Alarm Center, LLC(3)	Senior Preferred Stock				2,998	—	—	—
PB Parent, LP(3)	Common Stock				1,125,000	1,125	0.2	1,189
RSI Acquisition, LLC(3)	Preferred Stock, Class A				137,000	137	—	196
Saber Parent Holdings(3)	Common Stock				13,132	1,313	0.2	1,313
TecoStar Holdings, Inc.(3)	Common Stock				500,000	500	0.2	1,024

					15,621,026	10,991	2.2	12,263

Consumer Services
Everlast Holding, Inc.(3)	Common Stock				948	948	0.2	948
Green Wrench Acquisition, LLC(3)	Common Stock				4,082	410	0.1	569
HGH Investment, LP(3)	Common Stock, Class A				4,171	417	0.1	562
Legalshield(3)	Common Stock				372	372	0.1	495
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A1				6,000,000	—	1.3	6,987
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A				3,164,063	—	—	266
Wrench Group Holdings, LLC(3)	Common Stock, Class A				1,143	115	—	160

					9,174,779	2,262	1.8	9,987

Diversified Financials
CBDC Senior Loan Fund LLC(15) (21) (22)	Partnership Interest				40,000,000	40,000	6.9	38,735

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
GACP II LP(10) (15) (22) (23)	Partnership Interest				16,227,613	$16,228	2.9%	$16,154

					56,227,613	56,228	9.8	54,889

Health Care Equipment & Services
ExamWorks Group, Inc.(3)	Common Stock				7,500	750	0.3	1,586
Hospice Care Buyer, Inc.(3)	Common Stock				11,265	1,127	0.2	1,127
MDVIP, Inc.(3)	Common Stock				46,807	648	0.2	1,169
NMN Holdings LP(3)	Common Stock				11,111	1,111	0.3	1,454
PT Network, LLC(3)	Common Stock, Class C				0.93	—	—	—
SL Topco Holdings, Inc.(3)	Common Stock				68,182	682	0.2	944
Spartan Healthcare Holdings, LLC(3)	Common Stock				11,911	1,191	0.2	1,353

					156,777	5,509	1.4	7,633

Insurance
Integrity Marketing Acquisition, LLC(3)	Common Stock				619,562	648	0.2	1,252
Integrity Marketing Acquisition, LLC(3)	Preferred Stock				1,247	1,216	0.3	1,485
Integro Parent, Inc.(3) (15)	Common Stock				4,468	454	0.1	784

					625,277	2,318	0.6	3,521

Materials
Kestrel Upperco, LLC(3)	Common Stock, Class A				41,791	209	—	240

Media & Entertainment
Conisus, LLC(3) (10)	Common Stock				4,914,556	—	0.8	4,320
Conisus, LLC(3) (10) (24)	Preferred Stock, Series B	1500 PIK	15.00%		18,544,370	10,160	3.3	18,545

					23,458,926	10,160	4.1	22,865

Pharmaceuticals, Biotechnology & Life Sciences
Teal Parent Holdings, LP(3)	Common Stock				4,562	456	0.1	456

Retailing
Palmetto Moon, LLC(3)	Common Stock				99	—	—	—
Slickdeals Holdings, LLC(3) (10)	Common Stock				61	990	0.3	1,482
Vivid Seats Ltd.(3) (10)	Common Stock				608,108	608	0.1	801
Vivid Seats Ltd.(3) (10)	Preferred Stock				1,891,892	1,892	0.5	2,913

					2,500,160	3,490	0.9	5,196

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**		Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Curvature(3) (25)	Residual Interest						—	2,482	0.4	2,481
Saturn Topco LP(3)	Common Stock						411,511	412	0.1	412

							411,511	2,894	0.5	2,893

Technology Hardware & Equipment
Onvoy, LLC(3)	Common Stock, Class A						3,649	365	0.1	410
Onvoy, LLC(3)	Common Stock, Class B						2,536	—	—	—

							6,185	365	0.1	410

Transportation
Xpress Global Systems, LLC(3)	Common Stock						12,544	—	—	—

Total Equity Investments United States							110,126,380	$95,648	21.7%	$121,745

Total United States								$952,353	173.5%	$971,838

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(3) (4) (6) (9) (11)	Unitranche First Lien Delayed Draw Term Loan				07/2027	C$	657	(35)	—	—
VetStrategy(3) (15)	Unitranche First Lien Term Loan	C + 700 (100 Floor	)(26)	8.00%	07/2027		9,292	6,738	1.3	7,294
VetStrategy(3) (6) (9) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(26)	8.00%	07/2027		1,399	973	0.2	1,010
VetStrategy(3) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor	)(26)	8.00%	07/2027		1,729	1,259	0.2	1,357

							13,077	8,935	1.7	9,661

Telecommunication Services
Sandvine Corporation(3) (15)	Senior Secured Second Lien Term Loan	L + 800	(7)	8.15%	11/2026		4,500	4,359	0.7	4,062

Total Debt Investments Canada						C$	17,577	$13,294	2.4%	$13,723

Equity Investments
Health Care Equipment & Services
VetStrategy(3) (15)	Common Stock						750,000	$560	0.1%	$589

							750,000	560	0.1	589

Total Equity Investments Canada							750,000	$560	0.1%	$589

Total Canada								$13,854	2.5%	$14,312

United Kingdom

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *		Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan	L + 625	(28)	6.27%	12/2025	£303	398	0.1	415
Crusoe Bidco Limited(3) (15)	Unitranche First Lien Term Loan	L + 625	(28)	6.28%	12/2025	6,068	7,431	1.5	8,294
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan				12/2025	—	—	—	—

						6,371	7,829	1.6	8,709

Consumer Services
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650	(29)	6.62%	02/2027	£3,339	4,241	0.8	4,564
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650	(29)	6.84%	02/2027	$10,687	10,398	1.9	10,687

						14,026	14,639	2.7	15,251

Total Debt Investments United Kingdom						20,397	$22,468	4.3%	$23,960

Total United Kingdom							$22,468	4.3%	$23,960

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(3) (15) (17)	Unitranche First Lien—Last Out Term Loan	E + 625	(30) (31)	6.25%	02/2026	€6,910	7,654	1.5	8,454
PharComp Parent B.V.(3) (6) (15) (27)	Unitranche First Lien Term Loan	E + 625	(30) (31)	6.25%	02/2026	187	151	0.1	229

						7,097	7,805	1.6	8,683

Total Debt Investments Netherlands						€7,097	$7,805	1.6%	$8,683

Total Netherlands							$7,805	1.6%	$8,683

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Unitranche First Lien Term Loan	E + 625	(31) (32)	6.25%	04/2026	€9,507	10,491	2.0	11,168
Miraclon Corporation(3) (15)	Unitranche First Lien Term Loan	L + 625	(12)	7.47%	04/2026	$4,162	4,061	0.7	3,983

						13,669	14,552	2.7	15,151

Total Debt Investments Belgium						13,669	$14,552	2.7%	$15,151

Equity Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Common Stock					921	1	—	—
MIR Bidco SA(3) (15)	Preferred Stock					81,384	91	—	57

						82,305	92	—	57

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Total Equity Investments Belgium					82,305	$92	—%	$57

Total Belgium						$14,644	2.7%	$15,208

Total Investments						$1,011,124	184.6%	$1,034,001

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

**

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Canadian Dollar (“C$”), Euro (“€”), or Pound Sterling (“£”).

***	Percentage is based on net assets of $560,000 as of December 31, 2020.
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

See accompanying notes

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2020

(in thousands, except share and per share data)

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	$(12)
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	(485)
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	(4)
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(32)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(39)
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	(26)
Wells Fargo Bank, N.A.	USD 8,063	EUR 6,703	2/20/2024	183
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	81
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	(125)
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	(10)
Wells Fargo Bank, N.A.	USD 4,317	GBP 3,239	2/13/2025	(163)
Total Foreign Currency Exchange Contracts				$(632)

CAD	Canadian Dollar
EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

See accompanying notes

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

September 30, 2021 (Unaudited)

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

The Company is managed by Crescent Cap Advisors, LLC (the “Adviser” and formerly, CBDC Advisors, LLC), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator” and formerly, CBDC Administration, LLC) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s investment assets to the Adviser. The Board consists of five directors, four of whom are independent.

The Company has formed a wholly owned subsidiary that is structured as a tax blocker, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. This corporate subsidiary is not consolidated for income tax purposes and may incur income tax expenses as a result of its ownership of portfolio companies.

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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method or the effective yield method, depending on the type of debt instrument. As of September 30, 2021 and December 31, 2020, there were $4,830 and $4,600, respectively, of deferred financing costs netted against debt balances on the Company’s Consolidated Statements of Assets and Liabilities.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, the Company had two portfolio companies with three investment positions on non-accrual status, which represented 1.5% and 1.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2020, the Company had two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2021, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis. For the three and nine months ended September 30, 2021, the Company expensed an excise tax of $170 and $431, respectively, of which $480 remained payable. For the three and nine months ended September 30, 2020 the Company expensed an excise tax of $116 and $458, respectively, of which $294 remained payable.

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

For the three and nine months ended September 30, 2021, the Company recognized a benefit/(provision) for taxes of $(392) and $(332), respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. For the three and nine months ended September 30, 2020, the Company recognized a benefit/(provision) for taxes of $(161) and $101, respectively, on unrealized appreciation/(depreciation) on investments and net operating losses and federal tax credits related to the Taxable Subsidiary. As of September 30, 2021 and December 31, 2020, $54 and $630, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of September 30, 2021 and December 31, 2020, $1,079 and $1,324, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

For the three and nine months ended September 30, 2021, the Company recognized an income tax expense of $0 and $972 related to allocated taxable income. For the three and nine months ended September 30, 2021, the Company recognized a benefit/(provision) of $2 and $(370) related to realized gains on investments. For the three and nine months ended September 30, 2020, the Company recognized no income tax expense or provision on realized gains.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

On June 2, 2015, the Company entered into the administration agreement with the Administrator, as amended and restated on February 1, 2020. Under the terms of (the “Administration Agreement”), the Administrator provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three and nine months ended September 30, 2021, the Company incurred administrative services expenses of $257 and $771, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, the Company incurred administrative expenses of $204 and $615, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of September 30, 2021 and December 31, 2020, $441 and $321, respectively, was payable to the Administrator.

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

Base Management Fee

Effective February 1, 2020, pursuant to the Investment Advisory Agreement, the base management fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash, cash equivalents and restricted cash. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase.

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

For the three and nine months ended September 30, 2021, the Company incurred management fees of $3,055 and $6,986 respectively, which are net of waived amounts of $476 and $3,096, respectively. For the three and nine months ended September 30, 2020, the Company incurred management fees of $1,746 and $4,900, respectively, which are net of waived amounts of $1,163 and $3,427, respectively. As of September 30, 2021 and December 31, 2020, $3,055 and $1,867 of management fees, respectively, remained payable.

Incentive Fee per Investment Advisory Agreement

Under the Investment Advisory Agreement, the incentive fee consists of two parts:

The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% (1.50% prior to February 1, 2020) per quarter (7.0% annualized or 6.0% annualized prior to February 1, 2020) (the “Hurdle”), and a catch-up feature until the Adviser has received 17.5% (15.0% prior to February 1, 2020), of the pre-incentive fee net investment income for the current quarter up to 2.1212% (1.7647% prior to February 1, 2020) (the “Catch-up”), and (b) 17.5% (15.0% prior to February 1, 2020) of all remaining pre-incentive fee net investment income above the “Catch-up.”

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. The income and capital gains incentive fees were previously waived from April 1, 2018 through February 1, 2020. Additionally, On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income falls short of the declared dividend on a full dollar basis. The waiver is effective from July 31, 2021 through December 31, 2022. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II and WhiteHawk III Onshore Fund LP.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee , expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.50% or 1.75% per quarter, 6.0% or 7.0% annualized, prior to and effective February 1, 2020, respectively, and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the three and nine months ended September 30, 2021, the Company incurred income incentive fees of $1,732 and $1,732, which are net of waived amounts, of $931 and $5,796 respectively, of which $1,732 was payable at September 30, 2021. For the three and nine months ended September 30, 2020, the Company incurred income incentive fees of $0, which are net of waived amounts of $2,136 and $6,335, respectively, of which $0 was payable at September 30, 2020.

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

For the three and nine months ended September 30, 2021, the Company recorded capital gains incentive fees on unrealized capital appreciation of $757 and $6,150, respectively, of which $6,150 was accrued and unpaid at September 30, 2021. For the three and nine months ended September 30, 2020, the Company recorded no incentive fee on cumulative unrealized capital appreciation.

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

A portion of the outstanding shares of the Company’s common stock is owned by Crescent. At September 30, 2021 and December 31, 2020, Crescent and other related parties owned 2.28% and 2.11%, respectively, of the outstanding common shares of the Company. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement. On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction.

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

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$2	$(2)	$—	$(142)	$1,651	$18
Battery Solutions, Inc.	3,565	499	—	—	(1,209)	2,855	165
Conisus, LLC	22,865	1,026	(38,628)	27,441	(12,704)	—	1,026
GACP II, LP(1)	16,154	—	(2,563)	—	(154)	13,437	1,093
Slickdeals Holdings, LLC	16,010	61	(282)	72	126	15,987	863
Southern Technical Institute, Inc.	7,253	—	—	—	1,191	8,444	1,041
Vivid Seats Ltd.	3,714	—	—	—	329	4,043	—
WhiteHawk III Onshore Fund L.P.	—	4,939	—	—	(20)	4,919	—
Total Non-Controlled Affiliates	$71,354	$6,527	$(41,475)	$27,513	$(12,583)	$51,336	$4,206

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$—	$(1,847)	$919	$—	$—
Battery Solutions, Inc.	—	4,907	—	—	(1,361)	3,546	129
Conisus, LLC	—	9,681	—	—	11,095	20,776	953
GACP II, LP(1)	18,564	2,465	(822)	—	(496)	19,711	1,940
Slickdeals Holdings, LLC	15,933	62	(311)	50	213	15,947	897
Southern Technical Institute, Inc.	—	—	(1,271)	1,271	3,753	3,753	—
Vivid Seats Ltd.	3,646	—	—	—	(37)	3,609	—
Xpress Global Systems, LLC	—	—	—	—	—	—	—
Total Non-Controlled Affiliates	$39,071	$17,115	$(2,404)	$(526)	$14,086	$67,342	$3,919

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

The Company’s investments in controlled affiliates for the nine months ended September 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$1,472	$40,207	$2,100

The Company’s investments in controlled affiliates for the nine months ended September 30, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$6,000	$(1,000)	$—	$(5,513)	$33,929	$1,500

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

Investments at fair value consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$357,295	$349,942	$(7,353)	$380,909	$373,633	$(7,276)
Unitranche First Lien	585,785	596,987	11,202	408,177	413,543	5,366
Unitranche First Lien - Last Out	15,690	13,511	(2,179)	15,668	14,917	(751)
Senior Secured Second Lien	55,492	56,375	883	105,056	104,656	(400)
Unsecured Debt	5,392	5,379	(13)	3,112	3,032	(80)
Equity & Other	35,251	57,873	22,622	41,974	69,331	27,357
LLC/LP Equity Interests	58,604	58,563	(41)	56,228	54,889	(1,339)

Total investments	$1,113,509	$1,138,630	$25,121	$1,011,124	$1,034,001	$22,877

The industry composition of investments at fair value at September 30, 2021 and December 31, 2020 is as follows (in thousands):

Industry	Fair Value September 30, 2021	Percentage of Fair Value	Fair Value December 31, 2020	Percentage of Fair Value
Health Care Equipment & Services	$358,451	31.49%	$269,614	26.08%
Software & Services	213,296	18.74	134,374	13.00
Commercial & Professional Services	194,072	17.05	207,151	20.03
Consumer Services	73,895	6.49	123,704	11.96
Diversified Financials	58,563	5.14	65,128	6.30
Insurance	45,345	3.98	38,018	3.68
Retailing	41,207	3.62	23,537	2.28
Automobiles & Components	33,849	2.97	7,257	0.70
Consumer Durables & Apparel	22,751	2.00	22,865	2.21
Pharmaceuticals, Biotechnology & Life Sciences	22,675	1.99	23,449	2.27
Capital Goods	18,142	1.59	18,643	1.80
Energy	15,996	1.40	18,220	1.76
Food, Beverage & Tobacco	9,618	0.84	4,253	0.41
Transportation	8,070	0.71	6,912	0.67
Materials	6,907	0.61	4,666	0.45
Food & Staples Retailing	4,798	0.42	18,776	1.82
Household & Personal Products	4,495	0.39	3,223	0.31
Telecommunication Services	4,489	0.39	4,062	0.39
Technology, Hardware & Equipment	2,011	0.18	2,995	0.29
Media & Entertainment	—	—	37,154	3.59

Total investments	$1,138,630	100.00%	$1,034,001	100.00%

The geographic composition of investments at fair value at September 30, 2021 and December 31, 2020 is as follows (in thousands):

Geographic Region	Fair Value September 30, 2021	Percentage of Fair Value	Fair Value December 31, 2020	Percentage of Fair Value
United States	$1,039,761	91.32%	$971,838	93.99%
United Kingdom	47,729	4.19	23,960	2.32
Canada	26,449	2.32	15,208	1.47
Belgium	15,245	1.34	14,312	1.38
Netherlands	9,446	0.83	8,683	0.84

Total investments	$1,138,630	100.00%	$1,034,001	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$67,188	$282,753	$349,941
Unitranche First Lien	—	18,865	578,125	596,990
Unitranche First Lien – Last Out	—	—	13,511	13,511
Senior Secured Second Lien	—	6,691	49,684	56,375
Unsecured Debt	—	—	5,379	5,379
Equity & Other	—	—	57,872	57,872
Subtotal	$—	$92,744	$987,324	$1,080,068
Investments Measured at NAV (1)				58,562
Total Investments				$1,138,630
Foreign Currency Forward Contracts	$—	$1,328	$—	$1,328

The following table presents fair value measurements of investments as of December 31, 2020 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$33,735	$339,898	$373,633
Unitranche First Lien	—	—	413,543	413,543
Unitranche First Lien – Last Out	—	—	14,917	14,917
Senior Secured Second Lien	—	—	104,656	104,656
Unsecured Debt	—	—	3,032	3,032
Equity & Other	—	1,500	67,831	69,331
Subtotal	$—	$35,235	$943,877	$979,112
Investments Measured at NAV (1)				54,889
Total Investments				$1,034,001
Foreign Currency Forward Contracts	$—	$(632)	$—	$(632)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2021, based off of the fair value hierarchy at September 30, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	5,612	2,448	22	1,000	14	3	9,099
Paid in-kind interest	890	-	-	-	455	1,026	2,371
Net realized gain (loss)	(11)	298	-	1	(104)	32,330	32,514
Net change in unrealized appreciation (depreciation)	(3,341)	5,813	(1,428)	653	68	(4,741)	(2,976)
Purchases	61,363	250,625	-	-	2,257	7,334	321,579
Sales/return of capital/principal repayments/paydowns	(120,744)	(76,455)	-	(48,791)	(343)	(47,412)	(293,745)
Transfers in	6,092	-	-	-	-	1,501	7,593
Transfers out	(7,006)	(18,147)	-	(7,835)	-	-	(32,988)

Balance as of September 30, 2021	$282,753	$578,125	$13,511	$49,684	$5,379	$57,872	$987,324

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$(899)	$6,120	$(1,429)	$636	$68	$8,581	$13,078

During the nine months ended September 30, 2021, the Company recorded $32,988 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,593 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2020, based off of the fair value hierarchy at September 30, 2020 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2020	$268,193	$218,416	$16,044	$49,569	$7,414	$21,432	$581,068
Amortized discounts/premiums	1,222	1,067	28	215	114	8	2,654
Paid in-kind interest	717	461	-	2	77	474	1,731
Net realized gain (loss)	(334)	-	-	-	-	(718)	(1,052)
Net change in unrealized appreciation (depreciation)	(7,190)	(4,617)	(845)	(4,671)	(99)	16,705	(717)
Purchases	121,290	173,918	-	49,381	1,252	15,832	361,673
Sales/return of capital/principal repayments/paydowns	(56,113)	(27,271)	(213)	(8,815)	(6,543)	(150)	(99,105)
Transfers in	6,441	-	-	9,318	-	-	15,759
Transfers out	-	-	-	-	-	-	-

Balance as of September 30, 2020	$334,226	$361,974	$15,014	$94,999	$2,215	$53,583	$862,011

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2020	$(6,161)	$(4,703)	$(845)	$(3,889)	$18	$1,688	$(13,892)

During the nine months ended September 30, 2020, the Company recorded $0 in transfers from Level 3 to Level 2 and $15,759 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$201,403	Discounted Cash Flows	Discount Rate	5.3%-25.4% (8.0%)

	18,622	Enterprise Value	Comparable EBITDA Multiple	4.3x-8.4x (5.6x)

	62,728	Broker Quoted	Broker Quote	N/A

	$282,753
Unitranche First Lien	$545,002	Discounted Cash Flows	Discount Rate	5.0%-13.2% (7.2%)

	6,201	Enterprise Value	Comparable EBITDA Multiple	9.3x-9.3x (9.3x)

	1,195	Collateral Analysis	Recovery Rate	100.0%

	25,727	Broker Quoted	Broker Quote	N/A

	$578,125
Unitranche First Lien - Last Out	$8,004	Discounted Cash Flows	Discount Rate	6.2%-6.2% (6.2%)

	5,507	Collateral Analysis	Recovery Rate	68.2%

	$13,511
Senior Secured Second Lien	$41,792	Discounted Cash Flows	Discount Rate	7.8%-11.5% (9.0%)

	7,892	Broker Quoted	Broker Quote	N/A

	$49,684
Unsecured Debt	$5,379	Discounted Cash Flows	Discount Rate	11.5%-17.9% (13.9%)

Equity & Other	$56,510	Enterprise Value	Comparable EBITDA Multiple	2.5x-28.1x (12.5x)

	1,362	Broker Quoted	Broker Quote	N/A

	$57,872

Total	$987,324

Security Type	Fair value as of December 31, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$301,956	Discounted Cash Flows	Discount Rate	4.7%-25.2% (7.3%)

	21,189	Enterprise Value	Comparable EBITDA Multiple	3.7x-16.6x (7.9x)

	16,753	Broker Quoted	Broker Quote	N/A

	$339,898
Unitranche First Lien	$392,281	Discounted Cash Flows	Discount Rate	4.8%-15.0% (7.0%)

	5,673	Enterprise Value	Comparable EBITDA Multiple	5.9x-5.9x (5.9x)

	2,668	Collateral Analysis	Recovery Rate	100.0%

	12,921	Broker Quoted	Broker Quote	N/A

	$413,543
Unitranche First Lien - Last Out	$8,454	Discounted Cash Flows	Discount Rate	6.2%-6.2% (6.2%)

	6,463	Collateral Analysis	Recovery Rate	80.0%

	$14,917
Senior Secured Second Lien	$104,362	Discounted Cash Flows	Discount Rate	7.5%-14.0% (9.5%)

	294	Broker Quoted	Broker Quote	N/A

	$104,656
Unsecured Debt	$3,032	Discounted Cash Flows	Discount Rate	12.5%-21.4% (16.6%)

Equity & Other	$66,002	Enterprise Value	Comparable EBITDA Multiple	1.5x-25.9x (10.2x)

	1,829	Broker Quoted	Broker Quote	N/A

	$67,831

Total	$943,877

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021 and December 31, 2020. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Note 6. Debt

Debt consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$276,747	$73,253	$276,747	$263,642	2.42%
Corporate Revolving Facility	200,000	100,154	99,846	100,154	101,629	3.00%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes	135,000	135,000	—	135,000	87,784	4.21%
InterNotes®	—	—	—	—	4,017	—%

Total Debt	$735,000	$561,901	$173,099	$561,901	$507,072	3.32%

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$260,210	$89,790	$260,210	$235,263	2.63%
Corporate Revolving Facility	200,000	149,904	50,096	149,904	150,378	2.93%
2023 Unsecured Notes	50,000	50,000	—	50,000	15,027	6.49%
InterNotes®	16,418	16,418	—	16,418	20,398	6.40%

Total Debt	$616,418	$476,532	$139,886	$476,532	$421,066	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The amount presented excludes netting of deferred financing costs.

As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2021 and December 31, 2020, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of September 30, 2021 and December 31, 2020, deferred financing costs related to the SPV Asset Facility were $2,871 and $2,540, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Corporate Revolving Facility on an effective yield basis. As of September 30, 2021 and December 31, 2020, deferred financing costs related to the Corporate Revolving Facility were $206 and $1,360, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2023 Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25,000 issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of September 30, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of September 30, 2021 and December 31, 2020, deferred financing costs related to the 2023 Unsecured Notes were $498 and $700, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2026 Unsecured Notes

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17th and August 17th of each year. As of September 30, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of September 30, 2021 and December 31, 2020, deferred financing costs related to the 2026 Unsecured Notes were $1,253 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The summary information regarding the SPV Asset Facility, Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes®, for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Borrowing interest expense	$4,172	$2,913	$11,707	$9,942
Unused facility fees	334	221	819	557
Amortization of financing costs	1,189	370	1,956	985

Total interest and other debt financing costs	$5,695	$3,504	$14,482	$11,484

Weighted average outstanding balance	$507,072	$410,892	$529,842	$405,912

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of September 30, 2021 and December 31, 2020, $210 and $0, respectively, has been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the nine months ended September 30, 2021 and 2020 the Company’s average USD notional exposure to foreign currency forward contracts was $70,100 and $34,052, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$1,915	$(587)	$1,328	$210	$—

As of December 31, 2020 (in thousands):
Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$264	$(896)	$(632)	$—	$(632)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net realized gain (loss) on foreign currency forward contracts	$(56)	$—	$(193)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,523	(1,349)	1,959	623

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$1,467	$(1,349)	$1,766	$623

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021 and December 31, 2020, the Company had aggregated unfunded commitments totaling $166,320 and $80,837 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

As of September 30, 2021 and December 31, 2020, the Company has the following unfunded commitments to portfolio companies (in thousands):

		September 30, 2021		December 31, 2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Abode Healthcare, Inc.	Revolver	—	$—	8/25/2025	$1,150
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	2,583	—	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	738	—	—
Affinitiv, Inc.	Revolver	8/26/2024	567	8/26/2024	567
Ameda, Inc.	Revolver	9/29/2022	113	9/29/2022	113
Anne Arundel Dermatology Management, LLC	Revolver	10/16/2025	440	10/16/2022	1,159
Anne Arundel Dermatology Management, LLC	Delayed Draw Term Loan	10/16/2022	353	10/16/2025	550
Apps Associates LLC	Delayed Draw Term Loan	7/2/2023	1,800	—	—
Apps Associates LLC	Revolver	7/2/2027	800	—	—
Auto-Vehicle Parts, LLC	Revolver	1/3/2023	600	1/3/2023	600
Avaap USA LLC	Revolver	—	—	3/22/2023	650
Banker’s Toolbox, Inc.	Delayed Draw Term Loan	7/27/2023	6,711	—	—
Banker’s Toolbox, Inc.	Revolver	7/27/2027	2,406	—	—
Belay Inc.	Revolver	11/15/2025	650	—	—
Benesys, Inc.	Revolver	10/5/2024	150	10/5/2024	150
C-4 Analytics, LLC	Revolver	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC	Revolver	4/11/2024	550	4/11/2024	550
Centria Subsidiary Holdings, LLC	Revolver	12/9/2025	1,974	12/9/2025	1,816
Claritas, LLC	Revolver	12/21/2023	278	12/21/2023	188
Colibri Group LLC	Revolver	—	—	5/1/2025	1,000
Consolidated Label Co., LLC	Revolver	7/15/2026	650	7/15/2026	650
Continental Battery Company	Delayed Draw Term Loan	1/20/2023	2,679	12/14/2022	567
CRA MSO, LLC	Revolver	12/17/2023	140	12/17/2023	120
Crusoe Bidco Limited	Delayed Draw Term Loan	12/10/2022	530	12/5/2020	538
Crusoe Bidco Limited	Delayed Draw Term Loan	12/10/2022	167	12/10/2025	169
EiKo Global, LLC	Revolver	6/1/2023	750	6/1/2023	750
Empire Auto Parts, LLC	Revolver	9/5/2023	400	9/5/2023	400
Everlast Parent Inc.	Revolver	10/30/2026	1,611	10/30/2022	3,412
Everlast Parent Inc.	Delayed Draw Term Loan	10/30/2022	3,412	10/30/2026	1,611
Evolution BuyerCo, Inc.	Revolver	4/30/2027	729	—	—
Evolution BuyerCo, Inc.	Delayed Draw Term Loan	4/30/2023	1,458	—	—
GH Parent Holdings Inc.	Revolver	5/4/2027	1,875	—	—
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2023	5,542	—	—
Granicus, Inc.	Revolver	1/29/2027	805	—	—
Granicus, Inc.	Delayed Draw Term Loan	—	—	—	—
Granicus, Inc.	Delayed Draw Term Loan	4/23/2023	3,135	—	—
GrapeTree Medical Staffing, LLC	Revolver	10/19/2022	450	10/19/2022	450
Great Lakes Dental Partners, LLC	Delayed Draw Term Loan	6/23/2023	850	—	—
Great Lakes Dental Partners, LLC	Revolver	6/23/2026	400	—	—
HCOS Group Intermediate III LLC	Revolver	9/30/2026	900	9/30/2026	900
Hepaco, LLC	Revolver	8/18/2024	152	8/18/2023	92

		September 30, 2021		December 31, 2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Hepaco, LLC	Delayed Draw Term Loan	—	—	8/18/2024	112
Hercules Borrower LLC	Revolver	12/15/2026	2,222	12/15/2026	2,222
Hercules Borrower LLC	Delayed Draw Term Loan	9/10/2023	2,252	—	—
HGH Purchaser, Inc.	Delayed Draw Term Loan	2/10/2023	2,389	—	—
HGH Purchaser, Inc.	Delayed Draw Term Loan	—	—	11/1/2021	557
HGH Purchaser, Inc.	Revolver	11/3/2025	1,014	11/3/2025	912
Homecare Partners Management, LLC	Revolver	5/25/2027	1,100	—	—
Homecare Partners Management, LLC	Delayed Draw Term Loan	5/25/2023	1,564	—	—
Hospice Care Buyer, Inc.	Revolver	12/9/2026	1,039	6/9/2021	2,679
Hospice Care Buyer, Inc.	Delayed Draw Term Loan	8/11/2022	1,386	12/9/2026	1,386
Hospice Care Buyer, Inc.	Term Loan	—	—	12/9/2026	1,668
Hsid Acquisition, LLC	Revolver	1/31/2026	750	1/31/2026	750
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	1,409	8/27/2025	1,409
ISS Compressors Industries, Inc.	Revolver	2/5/2026	833	2/5/2026	833
IvyRehab Intermediate II, LLC	Revolver	12/4/2024	500	12/4/2022	1,450
IvyRehab Intermediate II, LLC	Delayed Draw Term Loan	12/4/2022	71	12/4/2024	500
IvyRehab Intermediate II, LLC	Delayed Draw Term Loan	9/13/2023	2,400	—	—
Jordan Bidco, Ltd.	Delayed Draw Term Loan	8/31/2024	4,115	—	—
Jordan Bidco, Ltd.	Revolver	2/28/2028	2,058	—	—
Jordan Health Products, Inc.	Revolver	—	—	—	—
JTM Foods LLC	Revolver	5/14/2027	640	—	—
JTM Foods LLC	Delayed Draw Term Loan	11/14/2022	750	—	—
Kestrel Parent, LLC	Revolver	11/13/2023	871	11/13/2023	871
Learn-It Systems, LLC	Revolver	3/18/2025	750	3/18/2022	1,456
Learn-It Systems, LLC	Delayed Draw Term Loan	3/18/2022	42	3/18/2025	600
Learn-It Systems, LLC	Delayed Draw Term Loan	5/4/2023	2,600	—	—
Lightspeed Buyer, Inc.	Revolver	2/3/2026	1,050	8/3/2021	648
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	—	—	2/3/2026	700
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	2/28/2023	5,100	—	—
Lion Cashmere Bidco Limited	Revolver	2/23/2026	2,025	—	—
Lion Cashmere Bidco Limited	Delayed Draw Term Loan	9/23/2024	3,194	—	—
List Partners, Inc.	Revolver	1/5/2023	450	1/5/2023	450
Mann Lake Ltd.	Revolver	10/4/2024	180	10/4/2024	60
MHS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/21/2023	214	—	—
MHS Acquisition Holdings, LLC	Revolver	7/21/2027	150	—	—
MRI Software LLC	Delayed Draw Term Loan	2/10/2026	98	2/10/2022	519
MRI Software LLC	Revolver	2/10/2026	1,266	2/10/2026	1,184
MRI Software LLC	Delayed Draw Term Loan	2/10/2022	316	2/10/2026	1,266
New Era Technology, Inc.	Revolver	10/31/2026	228	—	—

		September 30, 2021		December 31, 2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
New Era Technology, Inc.	Delayed Draw Term Loan	10/31/2022	905	—	—
Nexant Volt MergerSub, Inc.	Revolver	5/11/2027	165	—	—
Nurture Landscapes	Delayed Draw Term Loan	—	—	—	—
Omni Ophthalmic Management Consultants, LLC	Delayed Draw Term Loan	—	—	2/28/2021	623
Ontario Systems, LLC	Delayed Draw Term Loan	8/19/2023	550	9/5/2021	1,100
Ontario Systems, LLC	Revolver	8/30/2025	500	8/30/2025	300
Painters Supply & Equipment Company	Delayed Draw Term Loan	8/10/2023	900	—	—
Painters Supply & Equipment Company	Revolver	8/10/2027	500	—	—
Patriot Acquisition Topco S.A.R.L	Revolver	1/29/2026	1,770	—	—
PharComp Parent B.V.	Delayed Draw Term Loan	2/20/2022	721	2/20/2026	2,056
Pharmalogics Recruiting, LLC	Delayed Draw Term Loan	2/5/2027	1,436	—	—
Pilot Air Freight, LLC	Revolver	7/25/2024	100	7/25/2024	100
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	1/17/2022	457	1/17/2022	457
Pinnacle Treatment Centers, Inc.	Revolver	12/31/2022	571	12/31/2022	571
Potter Electric Signal Company	Delayed Draw Term Loan	12/19/2021	271	12/19/2021	1,123
Potter Electric Signal Company	Revolver	12/19/2024	550	12/19/2024	550
Premier Dental Care Management, LLC	Delayed Draw Term Loan	8/5/2023	5,148	—	—
Premier Dental Care Management, LLC	Revolver	8/5/2027	1,544	—	—
Prism Bidco, Inc.	Revolver	6/25/2026	833	6/25/2026	833
PromptCare Intermediate, LP	Delayed Draw Term Loan	9/1/2023	4,444	—	—
PT Network, LLC	Revolver	11/30/2023	400	11/30/2023	400
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	—	—	—	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	11/19/2022	812	—	—
Receivable Solutions, Inc.	Revolver	10/1/2024	300	10/1/2024	300
Right Networks, LLC	Revolver	11/4/2024	233	11/4/2024	232
Right Networks, LLC	Delayed Draw Term Loan	12/31/2021	2,117	—	—
Ruffalo Noel Levitz, LLC	Revolver	5/29/2022	300	5/29/2022	60
Safco Dental Supply, LLC	Revolver	6/14/2025	360	6/14/2025	600
Saturn Borrower Inc	Revolver	9/30/2026	908	9/30/2026	1,513
SavATree, LLC	Delayed Draw Term Loan	—	—	6/2/2020	122
SavATree, LLC	Revolver	6/2/2022	550	6/2/2022	550
Seko Global Logistics Network, LLC	Revolver	12/20/2026	1,300	—	—
Seniorlink Incorporated	Revolver	7/17/2026	1,038	7/17/2026	1,037
Service Logic Acquisition, Inc	Delayed Draw Term Loan	10/30/2022	2,432	10/30/2022	2,432
Slickdeals Holdings, LLC	Revolver	6/12/2023	727	6/12/2023	727
Smile Brands, Inc.	Revolver	—	—	10/12/2023	300
Smile Doctors LLC	Revolver	10/6/2022	1,070	10/6/2022	1,070
Southern HVAC Corporation	Revolver	10/30/2022	671	10/30/2022	2,450
Southern HVAC Corporation	Delayed Draw Term Loan	—	—	10/30/2022	1,000

		September 30, 2021		December 31, 2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Spear Education	Delayed Draw Term Loan	2/26/2022	3,125	2/3/2026	3,125
Stepping Stones Healthcare Services, LLC	Revolver	3/9/2026	750	—	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	3/9/2023	547	—	—
Sun Acquirer Corp.	Delayed Draw Term Loan	9/8/2023	8,243	—	—
Sun Acquirer Corp.	Revolver	9/8/2027	1,812	—	—
Teaching Strategies LLC	Revolver	—	—	5/14/2024	629
Teal Acquisition Co., Inc	Revolver	9/22/2026	1,277	9/22/2026	1,642
Teal Acquisition Co., Inc	Delayed Draw Term Loan	9/22/2026	1,642	9/22/2026	1,004
The Hilb Group, LLC	Revolver	12/2/2025	340	12/2/2025	340
The Hilb Group, LLC	Delayed Draw Term Loan	12/15/2022	1,269	12/15/2022	1,728
The Hilb Group, LLC	Revolver	12/2/2025	143	12/2/2025	142
Transportation Insight, LLC	Revolver	12/3/2024	571	12/3/2024	750
Tranzonic	Revolver	3/27/2023	38	3/27/2023	110
Trinity Partners, LLC	Revolver	2/21/2023	450	2/21/2023	450
Unifeye Vision Partners	Delayed Draw Term Loan	—	—	9/13/2021	2,237
Unifeye Vision Partners	Revolver	9/13/2025	1,700	9/13/2025	1,247
Unifeye Vision Partners	Delayed Draw Term Loan	9/7/2023	5,005	—	—
UP Acquisition Corp	Revolver	5/23/2024	911	5/23/2024	859
VetStrategy	Delayed Draw Term Loan	—	—	7/31/2027	347
VetStrategy	Delayed Draw Term Loan	—	—	7/31/2027	2,355
VetStrategy	Delayed Draw Term Loan	7/31/2027	2,904	—	—
Vital Care Buyer, LLC	Revolver	10/19/2025	2,222	10/19/2025	2,222
WhiteHawk III Onshore Fund L.P.	Partnership Interest	—	5,164	—	—
Winxnet Holdings, LLC	Revolver	6/29/2023	400	6/29/2023	160
Winxnet Holdings, LLC	Revolver	6/29/2023	250	—	—

Total			$166,320		$80,837

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, the Company believes that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate liquidity.

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

Between June 26, 2015, commencement of operations, and January 31, 2020, the date of Alcentra Acquisition, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with investors, including Crescent, providing for the private placement of its common shares. Pursuant to the Subscription Agreements, between June 26, 2015 and January 31, 2020, the Company issued 23,127,335 common shares for aggregate proceeds of $456,297, of which $10,000 was from Crescent. Proceeds from the issuances were used to fund investing activities and for other general corporate purposes. Additionally, on January 31, 2020, the Company issued 5,203,016 shares in connection with the Alcentra Acquisition. Upon closing of the Alcentra Acquisition, all unfunded commitments of stockholders subscribing in a private offering were terminated.

For the nine months ended September 30, 2021 and 2020, the Company issued 0 and 30,128 new common shares, respectively, in connection with its dividend reinvestment plan.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
August 11, 2021	September 30, 2021	October 15, 2021	$0.41
May 10, 2021	June 30, 2021	July 15, 2021	$0.41
February 22, 2021	March 31, 2021	April 15, 2021	$0.41
November 4, 2020	December 31, 2020	January 15, 2021	$0.41
August 7, 2020	September 30, 2020	October 15, 2020	$0.41

At September 30, 2021 and December 31, 2020, Crescent and other related parties owned 2.28% and 2.11%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2021 and December 31, 2020, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$16,679	$38,341	$70,798	$20,213
Weighted average common shares outstanding	28,167,360	28,167,360	28,167,360	27,518,708
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.59	$1.36	$2.51	$0.73

Note 11. Income Taxes

As of September 30, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

	As of September 30, 2021	As of December 31, 2020
Tax Cost	$1,118,797	$1,038,153

Gross Unrealized Appreciation	$22,727	$26,684
Gross Unrealized Depreciation	(17,238)	(30,836)

Net Unrealized Investment Appreciation (Depreciation)	$5,489	$(4,152)

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	For the nine months ended September 30,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$19.88	$19.50

Net investment income after tax	1.25	1.33
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	1.26	(0.60)

Net increase (decrease) in net assets resulting from operations	2.51	0.73
Effect of equity issuances, net of share repurchases and rounding	—	0.07

Distributions declared from net investment income(2)	(1.23)	(1.23)

Total increase (decrease) in net assets	1.28	(0.43)

Net asset value, end of period	$21.16	$19.07
Shares outstanding, end of period	28,167,360	28,167,360
Market value, end of period	$19.13	$12.75
Weighted average shares outstanding	28,167,360	27,518,708
Total return based on market value(3)	40.31%	-14.10%
Total return based on net asset value(4)	12.63%	4.10%

Ratio/Supplemental Data:
Net assets, end of period	$596,152	$537,090
Ratio of total net expenses to average net assets(5)(6)	8.01%	5.43%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.85%	2.25%
Ratio of net investment income before taxes to average net assets(6)	8.43%	10.29%
Ratio of interest and credit facility expenses to average net assets(6)	3.34%	3.18%
Ratio of net incentive fees to average net assets(6)	1.82%	—
Ratio of portfolio turnover to average investments at fair value(7)	28.50%	20.31%
Asset coverage ratio	205%	225%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
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

(5)

The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II and WhiteHawk III Onshore Fund LP. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 8.03% and 5.46% for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table summarizes share repurchases under the Company’s stock repurchase program for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data).

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Dollar amount repurchased	$—	$—	$—	$2,208
Shares repurchased	—		—	192,415
Average price per share including commission	$—	$—	$—	$11.48
Weighted average discount to net asset value	—	—	—	40.89	%(1)

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2021 and for the nine months ended September 30, 2021.

On October 27, 2021, the Company entered into a senior secured revolving credit agreement (the “SMBC Corporate Revolving Facility”) with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender and concurrently terminated its $200,000 Corporate Revolving Facility with Ally Bank. The maximum principal amount of the SMBC Corporate Revolving Facility is $300,000, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no LIBOR floor. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

On November 5, 2021, the Company’s Board of Directors declared the following cash dividends:

Cash Dividend Type	Record Date	Payment Date	Amount Per Share
Regular	December 31, 2021	January 17, 2022	$0.41
Special	December 3, 2021	December 15, 2021	$0.05
Special	March 4, 2022	March 15, 2022	$0.05
Special	June 3, 2022	June 15, 2022	$0.05
Special	September 2, 2022	September 15, 2022	$0.05

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

As of September 30, 2021 and December 31, 2020, our portfolio at fair value was comprised of the following:

$ in millions

	September 30, 2021		December 31, 2020
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$349.8	30.7%	$373.6	36.1%
Unitranche First Lien	597.0	52.4	413.6	40.0
Unitranche First Lien - Last Out	13.5	1.2	14.9	1.5
Senior Secured Second Lien	56.4	5.0	104.7	10.1
Unsecured Debt	5.4	0.5	3.0	0.3
Equity & Other	57.9	5.1	69.3	6.7
LLC/LP Equity Interests	58.6	5.1	54.9	5.3

Total investments	$1,138.6	100.0%	$1,034.0	100.0%

The following table shows our investment activity by investment type:

$ in millions

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020(1)
New investments at cost:
Senior Secured First Lien	$36.4	$30.4	$101.0	$79.2
Unitranche First Lien	114.1	51.6	252.2	129.1
Unitranche First Lien – Last Out	—	—	—	—
Senior Secured Second Lien	—	—	—	9.4
Unsecured Debt	—	—	2.3	—
Equity & Other	5.3	2.1	7.3	2.1
LLC/LP Equity Interests	2.7	—	4.9	8.5

Total	$158.5	$84.1	$367.7	$228.3

Proceeds from investments sold or repaid:
Senior Secured First Lien	$59.0	$26.3	$131.3	$127.2
Unitranche First Lien	14.5	3.9	77.4	27.3
Unitranche First Lien - Last Out	—	—	—	0.2
Senior Secured Second Lien	9.1	10.1	50.6	18.8
Unsecured Debt	0.3	6.6	0.3	6.6
Equity & Other	39.8	—	47.4	0.4
LLC/LP Equity Interests	0.1	—	2.6	1.8

Total	$122.8	$46.9	$309.6	$182.3

Net increase (decrease) in portfolio	$35.7	$37.2	$58.1	$46.0

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The assets acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

The following table presents certain selected information regarding our investment portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Weighted average yield on income producing securities (at cost) (1)	7.6%	8.0%
Percentage of debt bearing a floating rate (at fair value)	99.7%	98.4%
Percentage of debt bearing a fixed rate (at fair value)	0.3%	1.6%
Number of portfolio companies	132	132

(1)	Yield excludes investments on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities as of September 30, 2021 and December 31, 2020.

$ in millions

	September 30, 2021				December 31, 2020
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,004.0	98.5%	$1,010.5	98.9%	$899.2	98.3%	$899.5	98.7%
Non-Accrual	15.6	1.5%	11.7	1.1%	15.6	1.7%	12.1	1.3%

Total	$1,019.6	100.0%	$1,022.2	100.0%	$914.8	100.0%	$911.6	100.0%

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

As of September 30, 2021, we had investments in two portfolio companies with three investment positions on non-accrual status, which represented 1.5% and 1.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2020, we had investments in two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2021 and December 31, 2020.

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

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale as of September 30, 2021 and December 31, 2020. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

$ in millions

	September 30, 2021		December 31, 2020
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$13.4	1.2%	$9.8	0.9%
2	1,003.7	88.2	895.1	86.6
3	109.8	9.6	117.0	11.3
4	11.7	1.0	12.1	1.2
5	—	—	—	—

Total	$1,138.6	100.0%	$1,034.0	100.0%

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

$ in millions

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Total investment income	$25.5	$18.7	$69.8	$56.8
Total net expenses	12.8	6.5	34.7	20.1

Net investment income	$12.7	$12.2	$35.1	$36.7
Net realized gain (loss) on investments	27.9	(0.5)	32.2	(1.7)
Net unrealized appreciation (depreciation) on investments and forward contracts	(23.5)	26.8	4.2	(11.1)

Net realized and unrealized gains (losses)	$4.4	$26.3	$36.4	$(12.8)

Realized loss on asset acquisition	—	—	—	(3.8)
Benefit/(Provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.4)	(0.2)	(0.7)	0.1

Net increase (decrease) in net assets resulting from operations	$16.7	$38.3	$70.8	$20.2

Investment Income

$ in millions

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest from investments	$22.8	$17.5	$63.5	$52.1
Dividend Income	2.4	1.2	5.7	3.6
Other Income	0.3	—	0.6	1.1

Total investment income	$25.5	$18.7	$69.8	$56.8

Interest income, which includes amortization of upfront fees, increased from $17.5 million for the three months ended September 30, 2020 to $22.8 million for the three months ended September 30, 2021, due to higher accelerated accretion of OID and organic net deployment. Included in interest from investments for the three months ended September 30, 2021 and 2020 are $3.9 million and $0.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $1.2 million for the three months ended September 30, 2020 to $2.4 million for the three months ended September 30, 2021 due to a one-time dividend distribution from a portfolio company. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities increased from $0 for the three months ended September 30, 2020 to $0.3 million for the three months ended September 30, 2021.

Interest income, which includes amortization of upfront fees, increased from $52.1 million for the nine months ended September 30, 2020 to $63.5 million for the nine months ended September 30, 2021, due to organic net deployment and higher accelerated accretion of OID related to paydown activity. Included in interest from investments for the nine months ended September 30, 2021 and 2020 are $7.0 million and $1.6 million of accelerated accretion of OID, respectively.

Dividend income increased from $3.6 million for the nine months ended September 30, 2020 to $5.7 million for the nine months ended September 30, 2021 due to a one-time dividend distribution from a portfolio company. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $1.1 million for the nine months ended September 30, 2020 to $0.6 million for the nine months ended September 30, 2021.

Expenses

$ in millions

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest and other debt financing costs	$5.7	$3.5	$14.5	$11.5
Management fees	3.5	2.9	10.1	8.3
Income based incentive fees	2.7	2.1	7.5	6.3
Capital gains based incentive fees	0.8	—	6.2	—
Professional fees	0.5	0.4	1.5	1.1
Directors’ fees	0.1	0.1	0.4	0.3
Other general and administrative expenses	0.7	0.7	2.0	1.8

Total expenses	$14.0	$9.7	$42.2	$29.3
Management fee waiver	(0.5)	(1.2)	(3.1)	(3.4)
Income based incentive fees waiver	(0.9)	(2.1)	(5.8)	(6.3)

Net expenses	$12.6	$6.4	$33.3	$19.6
Income and excise taxes	0.2	0.1	1.4	0.5

Total	$12.8	$6.5	$34.7	$20.1

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended September 30, 2021 and 2020 interest and other debt financing costs were $5.7 million and $3.5 million, respectively. For the nine months ended September 30, 2021 and 2020 interest and other debt financing costs were $14.5 million and $11.5 million, respectively. The increase for both periods was due to a higher weighted average debt outstanding, higher weighted average cost of debt and acceleration of certain deferred financing costs.

Base Management Fees

For the three months ended September 30, 2021 and 2020, we incurred management fees of $3.0 million and $1.7 million, respectively, which are net of waived amounts of $0.5 million and $1.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we incurred management fees of $7.0 million and $4.9 million, respectively, which are net of waived amounts of $3.1million and $3.4 million, respectively. The increase in net management fees for both three and nine month periods was driven by growing assets under management and expiration of the management fee waiver on July 31, 2021.

The Adviser has voluntarily waived its right to receive management fees on our investments in GACP II LP and WhiteHawk III Onshore Fund LP for any period in which these investments remain in the investment portfolio.

Incentive Fees

For the three months ended September 30, 2021 and 2020 we incurred income based incentive fees of $2.7 million and $2.1 million, of which $0.9 million and $2.1 million, respectively, were waived. For the nine months ended September 30, 2021 and 2020 we incurred income based incentive fees of $7.5 million and $6.3 million, of which $5.8 million and $6.3 million, respectively, were waived. The increase in net incentive fees for both three and nine month periods was driven by expiration of the income based incentive fee waiver on July 31, 2021.

For the three months ended September 30, 2021 and 2020 we accrued $0.8 million and $0, respectively, of capital gains based incentive fees. For the nine months ended September 30, 2021 and 2020 we accrued $6.2 million and $0, respectively, of capital gains based incentive fees. As of September 30, 2021 and December 31, 2020, $6.2 million and $0, respectively, was accrued and unpaid. The increase in incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the three months ended September 30, 2021 and 2020, professional fees were $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and 2020, professional fees were $1.5 million and $1.1 million, respectively.

For the three months ended September 30, 2021 and 2020, other general and administrative expenses were $0.7 million and $0.7 million, respectively. For the nine months ended September 30, 2021 and 2020, other general and administrative expenses were $2.0 million and $1.8 million, respectively.

The increase in professional fees and other general and administrative expenses was attributable to servicing a growing investment portfolio.

Income and Excise Taxes

For the three months ended September 30, 2021 and 2020, we expensed income and excise taxes of $0.2 million and $0.1 million. For the nine months ended September 30, 2021 and 2020, we expensed income and excise taxes of $1.4 million and $0.5 million. The increase in income and excise tax was attributable to taxes due on allocated taxable income from an equity investment held in a blocker. We accrued an offsetting tax distribution, which was declared by the portfolio company, under dividend income.

Net Investment Income

For the three months ended September 30, 2021 and 2020, GAAP net investment income was $12.7 million or $0.45 per share and $12.2 million or $0.43 per share, respectively. The increase was due to higher accelerated amortization income. For the nine months ended September 30, 2021 and 2020, GAAP net investment income was $35.1 million or $1.25 per share and $36.7 million or $1.33 per share, respectively. The decrease was due to accrued capital gains based incentive fees recorded during current year.

For the three months ended September 30, 2021 and 2020, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”), was $13.5 million or $0.48 per share and $12.2 million or $0.43 per share, respectively. For the nine months ended September 30, 2021 and 2020, Adjusted Net Investment Income was $41.3 million or $1.47 per share and $36.7 million or $1.33 per share, respectively. The increase was due to a higher investment income from a growing investment portfolio and higher accelerated amortization income.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2021		2020		2021		2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
GAAP net investment income	$12.7	$0.45	$12.2	$0.43	$35.1	$1.25	$36.7	$1.33
Capital gains based incentive fee	0.8	0.03	—	—	6.2	0.22	—	—

Adjusted Net Investment Income	$13.5	$0.48	$12.2	$0.43	$41.3	$1.47	$36.7	$1.33

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. For the three and nine months ended September 30, 2021 and 2020, net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

$ in millions

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Realized losses on non-controlled and non-affiliated investments	$(0.1)	$—	$(0.2)	$(1.5)
Realized gains on non-controlled and non-affiliated investments	0.5	—	5.1	0.4
Realized losses on non-controlled and affiliated investments	—	(1.8)	—	(1.8)
Realized gains on non-controlled and affiliated investments	27.5	1.3	27.5	1.3
Realized losses on foreign currency forwards	(0.1)	—	(0.1)	(0.3)
Realized gains on foreign currency forwards	—	—	—	0.2
Realized losses on foreign currency transactions	—	—	(0.2)	(0.3)
Realized gains on foreign currency transactions	0.1	—	0.1	0.2

Net realized gains (losses) on investments	$27.9	$(0.5)	$32.2	$(1.8)

Change in unrealized depreciation on non-controlled and non-affiliated investments	(9.3)	—	(15.0)	(21.0)
Change in unrealized appreciation on non-controlled and non-affiliated investments	12.2	18.7	28.2	0.8
Change in unrealized depreciation on foreign currency translation	—	(0.3)	—	(0.5)
Change in unrealized appreciation on foreign currency translation	—	0.6	—	0.5
Change in unrealized depreciation on non-controlled and affiliated investments	(28.8)	(0.5)	(14.2)	(1.0)
Change in unrealized appreciation on non-controlled and affiliated investments	0.6	6.2	1.7	15.0
Change in unrealized depreciation on controlled and affiliated investments	—	—	—	(5.5)
Change in unrealized appreciation on controlled and affiliated investments	0.3	3.4	1.5	—
Change in unrealized depreciation on foreign currency forwards	—	(1.3)	—	(0.1)
Change in unrealized appreciation on foreign currency forwards	1.5	—	2.0	0.7

Net unrealized appreciation (depreciation) on investments	(23.5)	26.8	4.2	(11.1)
Realized loss on asset acquisition	—	—	—	(3.8)

Net realized and unrealized gains (losses) on investments and asset acquisition	$4.4	$26.3	$36.4	$(16.7)

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

During the nine months ended September 30, 2021 and 2020, our average U.S. Dollar notional exposure to foreign currency forward contracts were $70.1 million and $34.1 million, respectively.

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

As of September 30, 2021, we had $19.5 million in cash and cash equivalents and restricted cash and cash equivalents and $173.1 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of September 30, 2021, the undrawn capacity under our facilities is in excess of our unfunded commitments.

As of September 30, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2021. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

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

During the nine months ended September 30, 2021 we issued no common stock. During the nine months ended September 30, 2020, we issued 30,128 shares of our common stock to investors who have opted into our dividend reinvestment plan for proceeds of $0.6 million.

Debt

Debt consisted of the following as of September 30, 2021 and December 31, 2020:

$ in millions

	September 30, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$276.7	$73.3	$276.7	$263.6	2.42%
Corporate Revolving Facility	200.0	100.2	99.8	100.2	101.6	3.00%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	87.8	4.21%
InterNotes®	—	—	—	—	4.0	—%

Total Debt	$735.0	$561.9	$173.1	$561.9	$507.0	3.32%

	December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$260.2	$89.8	$260.2	$235.3	2.63%
Corporate Revolving Facility	200.0	149.9	50.1	149.9	150.4	2.93%
2023 Unsecured Notes	50.0	50.0	—	50.0	15.0	6.49%
InterNotes®	16.4	16.4	—	16.4	20.4	6.40%

Total Debt	$616.4	$476.5	$139.9	$476.5	$421.1	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	Amount presented excludes netting of deferred financing costs.

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

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of September 30, 2021, we were in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

2026 Unsecured Notes

On February 17, 2021, we completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17th and August 17th of each year. As of September 30, 2021, we were in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

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

The summary of costs incurred in connection with the SPV Asset Facility, Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® for the three and nine months ended September 30, 2021 and 2020, is presented below:

$ in millions

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Borrowing interest expense	$4.2	$2.9	$11.7	$9.9
Unused facility fees	0.3	0.2	0.8	0.6
Amortization of financing costs	1.2	0.4	2.0	1.0

Total interest and other debt financing costs	$5.7	$3.5	$14.5	$11.5

Weighted average outstanding balance	$507.1	$410.9	$529.8	$405.9

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

As of September 30, 2021 and December 31, 2020, our asset coverage ratio was 205% and 217%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

There was no stock repurchased for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we repurchased 192,415 shares at an average price per share, including commissions, of $11.48.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021 and December 31, 2020, we had aggregate unfunded commitments totaling $166.3 million and $80.8 million, respectively.

RECENT DEVELOPMENTS

On October 27, 2021, we entered into a senior secured revolving credit agreement (the “SMBC Corporate Revolving Facility”) with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender and concurrently terminated our $200.0 million Corporate Revolving Facility with Ally Bank. The maximum principal amount of the SMBC Corporate Revolving Facility is $300.0 million, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no LIBOR floor. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

On November 5, 2021, our Board of Directors declared the following cash dividends:

Cash Dividend Type	Record Date	Payment Date	Amount Per Share
Regular	December 31, 2021	January 17, 2022	$0.41
Special	December 3, 2021	December 15, 2021	$0.05
Special	March 4, 2022	March 15, 2022	$0.05
Special	June 3, 2022	June 15, 2022	$0.05
Special	September 2, 2022	September 15, 2022	$0.05

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

As of September 30, 2021, 99.7% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

$ in millions

Basis Point Change	Interest Income	Interest Expense	Increase (decrease) in net assets resulting from operations
Up 300 basis points	$23.1	$11.3	$11.8
Up 200 basis points	12.7	7.5	5.2
Up 100 basis points	2.6	3.8	(1.2)
Up 75 basis points	0.9	2.8	(1.9)
Up 50 basis points	0.4	1.9	(1.5)
Up 25 basis points	0.3	0.9	(0.6)
Down 25 basis points	(0.1)	(0.5)	0.4
Down 50 basis points	(0.1)	(0.5)	0.4
Down 75 basis points	(0.1)	(0.5)	0.4
Down 100 basis points	(0.1)	(0.5)	0.4

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2021, we had £21.2 million, €17.1 million and CAD $25.5 million notional exposure to foreign currency forward contracts related to investments totaling £20.8 million, €17.5 million and CAD $25.5 million at par.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information with respect to our stock repurchase program during the three and nine months ended September 30, 2021 and 2020.

($ in millions except per share price)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Dollar amount repurchased	$—	$—	$—	$2.2
Shares repurchased	—		—	192,415
Average price per share including commission	$—	$—	$—	$11.48
Weighted average discount to net asset value	—	—	—	40.89	%(1)

(1)	Weighted average discount is calculated using the December 31, 2019 proforma combined NAV of $19.42 per share assuming the effect of the Alcentra Acquisition.

Sun Life Purchase Program

On May 17, 2021, Sun Life Financial Inc., the majority owner of Crescent Capital Group LP, our investment advisor, caused Sun Life Assurance Company of Canada, a wholly owned subsidiary of Sun Life, to enter into a $10.0 million stock purchase program (the “Sun Life purchase program”) that makes open-market purchases of shares of our common stock. The Sun Life purchase program, which commenced on June 29, 2021, purchased 405,500 shares of our common stock at an average price per share (inclusive of commissions paid) of $18.90 (totaling $7.7 million) through September 30, 2021. Purchases of our common stock pursuant to the Sun Life purchase program are subject to certain conditions as set forth in the program and are conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

Affiliate Purchase Program

An entity owned by certain officers of Crescent Capital BDC, Inc. and employees and affiliates of Crescent has implemented a stock purchase program (the “affiliate purchase program”). The affiliate purchase program, which totals $1.2 million in commitments, commenced on April 12, 2021, and is expected to be in effect through March 31, 2022, unless extended, or until the aggregate approved purchase amount has been expended. The affiliate purchase program is expected to make open-market purchases of shares of our common stock at then-current market prices at any time shares trade at or below 95% of the most recently disclosed net asset value per share, as set forth in the affiliate purchase program. From April 12, 2021 through September 30, 2021, the affiliate purchase program purchased 46,484 shares of our common stock at an average price per share (inclusive of commissions paid) of $18.72 (totaling $0.9 million). The affiliate purchase program is the third such plan implemented on behalf of certain officers of Crescent Capital BDC, Inc. and affiliates and employees of Crescent since the public listing, following the cumulative purchase of approximately $4.9 million of our common stock pursuant to the first two plans. Purchases of our common stock pursuant to the affiliate purchase program will be subject to certain conditions as set forth in such program and will be conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Quarterly Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements on page F-1 of this quarterly report on Form 10-Q.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

3.	Exhibits—The following is a list of all exhibits filed as a part of this quarterly report on Form 10-Q, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

4.2	Description of Securities (incorporated by reference to Exhibit 4.27 to the Company’s current report on Form 10-K filed on February 24, 2021).

10.1	Amended and Restated Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2020).

10.2	Loan and Security Agreement, dated August 20, 2019, by and among the Company, as the Borrower, and certain banks and other financial intuitions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 20, 2019).

10.3	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.4	Trademark License Agreement, dated April 30, 2015, by and between the Company and Crescent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.6	Form of Advisory Fee Waiver Agreement by and between the Company and the Adviser (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.7	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.9	Custodial Agreement, dated as of May 21, 2021, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 10-Q filed on August 11, 2021).

10.10	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.11	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020).

10.12	Fifth Amendment to Loan and Security Agreement, dated June 21, 2021, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 25, 2021).

10.13	Second Amendment to the Loan and Security Agreement, dated July 14, 2020, by and among the Company, as the Borrower, and certain banks and other financial institutions party thereto from time to time as lenders and Ally Bank, as administrative agent, arranger and lender (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-Q, filed on August 10, 2020).

10.14	Master Note Purchase Agreement, dated July 30, 2020, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).

10.15	Form of 5.95% Series 2020A Senior Notes due July 30, 2023 (included in Exhibit 10.20).

10.16	First Supplement and Amendment to Note Purchase Agreement, dated February 17, 2021, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2021).

10.17	Form of 4.00% SERIES 2021A Senior Note Due February 17, 2026 (included in Exhibit 10.22).

10.18	Senior Secured Revolving Credit Agreement dated October 27, 2021, by and among Crescent Capital BDC, Inc. as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 29, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on February 24, 2021).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: November 10, 2021	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 10, 2021	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer