Form 10-K
period 2021-12-31
Crescent Capital BDC, Inc.
filed 2022-02-23
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, was $187.4 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at February 23, 2022 was 30,887,360.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

CRESCENT CAPITAL BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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

•	We will incur significant costs as a result of being a publicly traded company.

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

General

We are a specialty finance company focused on lending to middle-market companies. We were incorporated under the laws of the State of Delaware on February 5, 2015 and on January 30, 2020, we changed our state of incorporation from the State of Delaware to the State of Maryland. We were listed and began trading on the NASDAQ stock exchange on February 3, 2020 concurrently with the completion of the acquisition of Alcentra Capital Corporation in a cash and stock transaction (the “Alcentra Acquisition”). We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Our investment objective is to maximize the total return to our stockholders in the form of current income and capital appreciation through debt and related equity investments. We invest primarily in secured debt (including first lien, unitranche first lien, and second-lien debt) and unsecured debt (including mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. We may purchase interests in loans or make debt investments, either (i) directly from our target companies as primary market or private credit investments (i.e., private credit transactions), or (ii) primary or secondary market bank loan or high yield transactions in the broadly syndicated “over-the-counter” market (i.e., broadly syndicated loans and bonds). Although our focus is to invest in less liquid private credit transactions, we may from time to time invest in more liquid broadly syndicated loans to complement our private credit transactions.

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

We are managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (“Advisers Act”), as amended. CCAP Administration LLC (the “Administrator”) provides the administrative services necessary for us to operate. Our management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of five directors, four of whom are independent.

From time to time we may form wholly owned subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in our best interest to do so. We have formed a wholly owned subsidiary that is structured as a tax blocker, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. This corporate subsidiary is not consolidated for income tax purposes and may incur income tax expense as a result of its ownership of portfolio companies. We have also formed a special purpose vehicle that holds certain debt investments in connection with a credit facility.

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

About Crescent

Crescent is a global credit investment manager with over $38 billion of assets under management. Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed Crescent, an employee-owned, registered investment adviser. With its headquarters in Los Angeles, Crescent has over 200 employees based in four offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

Investment Focus

Generally, we focus on investing in secured debt (including first lien, unitranche first lien and second-lien debt) and unsecured debt (including senior unsecured, mezzanine and subordinated debt), as well as related equity securities of private U.S. middle-market companies. By “middle-market companies,” we mean companies that have annual EBITDA, which we believe is a useful proxy for cash flow, of $10 million to $250 million. We may on occasion invest in larger or smaller companies.

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

Investment Decision Process

Through its affiliation with Crescent, the Adviser has access to origination capabilities and research resources, experienced investment professionals, internal information systems and a credit analysis framework and investment process. Over the years, Crescent has designed its investment process to seek investments which it believes have the most attractive risk/reward characteristics. The process involves multiple levels of review and is coordinated in an effort to identify risks in potential investments. Our Adviser applies Crescent’s expertise to screen our investment opportunities as described below. Depending on the type of investment and the borrower, the Adviser may apply all or some of these levels of review, in its discretion. Based upon a favorable outcome of the diligence process described below, our Adviser’s investment committee will make a final decision on such investment and such investment will only be funded after approval by the Adviser’s investment committee.

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

Investment Advisory Agreement

On June 2, 2015, we entered into an investment advisory agreement with the Adviser which was most recently amended and restated (the “Investment Advisory Agreement”) on January 5, 2021. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to us and our portfolio investments. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% was charged for such time period. The Adviser has also voluntarily waived its right to receive management fees that would result from our investments in GACP II LP and WhiteHawk III Onshore Fund LP.

Prior to February 1, 2020, the base management fee was calculated and payable quarterly in arrears at an annual rate of 1.50% of our gross assets, including assets acquired through the incurrence of debt but excluding any cash and cash equivalents. The Adviser agreed to waive its right to receive management fees in excess of the sum of (i) 0.25% of the aggregate committed but undrawn capital and (ii) 0.75% of the aggregate gross assets excluding cash and cash equivalents during the period prior to February 3, 2020, the date of our qualified initial public offering.

Incentive Fee

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

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 17.5% (15.0% prior to February 1, 2020) of our realized capital gains, if any, on a cumulative basis from the inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. The income and capital gains incentive fees were previously waived from April 1, 2018 through February 1, 2020. Additionally, On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income falls short of the regular declared dividend on a full dollar basis. The waiver is effective from July 31, 2021 through December 31, 2022. The Adviser has also voluntarily waived its right to receive income incentive fees that would result from our investments in GACP II LP and WhiteHawk III Onshore Fund LP.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.75% per quarter, or 7.0% annualized (1.50% per quarter, or 6.0% annualized prior to February 1, 2020) and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

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

Under GAAP, we are required to accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the incentive fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we would record a capital gains incentive fee equal to 17.5% (15.0% prior to February 1, 2020) of such amount, minus the aggregate amount of actual incentive fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

Expenses

Our primary operating expenses include the payment of management fees and incentive fees to the Adviser under the Investment Advisory Agreement, as amended, our allocable portion of overhead expenses under the Administration Agreement, operating costs associated with our third party sub-administrator and other operating costs described below. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

Dividend Reinvestment Plan (“DRIP”)

We adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution then stockholders who are participating in the dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of common stock, rather than receiving cash dividends and distributions.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of our outstanding voting securities is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate, unless certain conditions are met. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Such investments will also generally be considered “non-qualifying assets” under the 1940 Act as discussed below. Our investment portfolio is also subject to diversification requirements by virtue of our intention to be a RIC for U.S. tax purposes.

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

Election to be Taxed as a RIC

We qualify and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute to our stockholders as dividends. Rather, dividends we distribute generally are taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally do not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize. See “ —Taxation of U.S. Stockholders” and “ —Taxation of Non-U.S. Stockholders” below.

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

As the potential long-term impact of the coronavirus pandemic remains difficult to predict, the extent to which the pandemic could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the pandemic and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics (including the COVID-19), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021, the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

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

In anticipation of the cessation of LIBOR, we may need to renegotiate credit facilities and any credit agreements extending beyond 2022 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.

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

On January 20, 2021, Mr. Joseph R. Biden was inaugurated as President of the United States. As a candidate, President Biden called for significant policy changes and the reversal of several of the prior presidential administration’s policies, including significant changes to U.S. fiscal, tax, trade, healthcare, immigration, foreign, and government regulatory policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, interest rates, fiscal or monetary policy and other areas in ways that adversely impact us or our portfolio companies.

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

On January 31, 2020, the United Kingdom (“UK”) officially withdrew from the European Union (“EU”), commonly referred to as “Brexit”. Following a transition period, the UK and the EU signed a Trade and Cooperation Agreement (“UK/EU Trade Agreement”), which came into full force on May 1, 2021 and set out the foundation of the economic and legal framework for trade between the UK and the EU. As the UK/EU Trade Agreement is a new legal framework, the implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the UK and wider European markets. The UK’s exit from the EU is expected to result in additional trade costs and disruptions in this trading relationship. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay their loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Macroeconomic factors such as real GDP growth, consumer confidence, the COVID-19 pandemic, supply chain disruptions, inflation, employment levels, oil prices, interest rates, tax rates, foreign currency exchange rate fluctuations and other macroeconomic trends can adversely affect customer demand for the products and services that our portfolio companies offer and may adversely impact their businesses or financial results. In addition, although we invest primarily in companies located in the United States, our portfolio companies may rely on parts or supplies manufactured outside the United States. As a result, any event causing a disruption of imports, including natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to our portfolio companies, which may negatively impact their businesses or financial results.

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

We will incur significant costs as a result of being a publicly traded company.

As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the Nasdaq Global Select Market.

As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and have filed an annual report on Form 10-K, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period or (iv) December 31 of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the 1933 Act.

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

		Price Range
Period	Net Asset Value (1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value (2)	Low Sales Price Premium (Discount) to Net Asset Value (2)	Cash Dividend Per Share (3)
Year ended December 31, 2020
First Quarter	$16.52	$17.10	$6.21	3.5%	(62.4)%	$0.41
Second Quarter	$18.12	$13.25	$8.68	(26.9)%	(52.1)%	$0.41
Third Quarter	$19.07	$13.81	$11.65	(27.6)%	(38.9)%	$0.41
Fourth Quarter	$19.88	$15.25	$12.40	(23.3)%	(37.6)%	$0.41
Year ended December 31, 2021
First Quarter	$20.24	$18.17	$14.72	(10.2)%	(27.3)%	$0.41
Second Quarter	$20.98	$19.95	$17.05	(4.9)%	(18.7)%	$0.41
Third Quarter	$21.16	$19.33	$18.40	(8.6)%	(13.0)%	$0.41
Fourth Quarter	$21.12	$20.90	$17.60	(1.0)%	(16.7)%	$0.61	(4)

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
(4)

Consists of a regular quarterly dividend of $0.41 per share and four special dividends of $0.05 per share (totaling $0.20 per share) all of which were declared on November 5, 2021. The first special dividend was paid on December 5, 2021 to stockholders of record as of December 3, 2021. The remaining special dividends are payable on March 15, 2022, June 15, 2022 and September 15, 2022 to stockholders of record as of March 4, 2022, June 3, 2022 and September 2, 2022, respectively.

The last reported price for our common stock on February 22, 2022 was $17.60 per share, which represented a 16.7% discount to our NAV as of December 31, 2021.

Stock Performance Graph

This graph compares the stockholder return on our common stock from February 3, 2020 (the date our common stock commenced trading on NASDAQ) to December 31, 2021 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. This graph assumes that on February 3, 2020, $100 was invested in our common stock, Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Holders

As of December 31, 2021, there were 73 holders of record of our common stock (excluding Cede & Co).

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

The following tables summarize our dividends declared and payable for the years ended December 31, 2021, 2020, and 2019:

($ in millions except per share amounts)

Date Declared	Record Date	Payment Date (1)	Per Share Amount	Total Amount
November 5, 2021	September 2, 2022	September 15, 2022	$0.05	$1.5
November 5, 2021	June 3, 2022	June 15, 2022	$0.05	$1.5
November 5, 2021	March 4, 2022	March 15, 2022	$0.05	$1.5
November 5, 2021	December 31, 2021	January 17, 2022	$0.41	$12.6
November 5, 2021	December 3, 2022	December 15, 2021	$0.05	$1.5
August 11, 2021	September 30, 2021	October 15, 2021	$0.41	$11.5
May 10, 2021	June 30, 2021	July 15, 2021	$0.41	$11.5
February 22, 2021	March 31, 2021	April 15, 2021	$0.41	$11.5
November 4, 2020	December 31, 2020	January 15, 2021	$0.41	$11.5
August 7, 2020	September 30, 2020	October 15, 2020	$0.41	$11.5
May 11, 2020	June 30, 2020	July 15, 2020	$0.41	$11.5
March 3, 2020	March 31, 2020	April 15, 2020	$0.41	$10.6
November 8, 2019	December 30, 2019	January 17, 2020	$0.41	$8.6
September 27, 2019	September 27, 2019	October 18, 2019	$0.41	$8.0
June 28, 2019	June 28, 2019	July 18, 2019	$0.41	$6.7
March 29, 2019	March 29, 2019	April 12, 2019	$0.41	$6.0

(1)	Amounts with a future payment date are based on common shares outstanding as of the reporting date.

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

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

ITEM 6.	[RESERVED]

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

We are managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the SEC under the 1940 Act. CCAP Administration, LLC (the “Administrator”), provides the administrative services necessary for us to operate. Our management consists of investment and administrative professionals from the Adviser and Administrator along with our Board. The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of five directors, four of whom are independent.

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

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, our Audit Committee and, with certain de minimis exceptions, independent third-party valuation firms engaged at the direction of the Board.

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

Income Taxes

We have elected to be treated as a BDC under the 1940 Act. We also have elected to be treated as a RIC under the Internal Revenue Code. So long as we maintain the status as a RIC, we will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing the consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We account for income taxes in conformity with ASC 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements.

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

We intend to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2021, we are subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. As of December 31, 2021, the percentage of 2021 income estimated as qualified interest income for tax purposes was 86.7%

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”) “Reference Rate Reform (Topic 848): Scope. This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. This guidance has no material impact on the Company’s consolidated financial statements.

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

Expenses

Our primary operating expenses include the payment of management fees and incentive fees to the Adviser under the Investment Advisory Agreement, as amended, our allocable portion of overhead expenses under the administration agreement with our Administrator (the “Administration Agreement”), operating costs associated with our third party sub-administrator and other operating costs described below. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

Our portfolio at fair value was comprised of the following:

	As of December 31,2021		As of December 31,2020
$ in millions Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$329.9	26.0%	$373.6	36.1%
Unitranche First Lien	731.0	57.5	413.6	40.0
Unitranche First Lien - Last Out	13.7	1.1	14.9	1.5
Senior Secured Second Lien	72.7	5.7	104.7	10.1
Unsecured Debt	5.6	0.4	3.0	0.3
Equity & Other	59.5	4.7	69.3	6.7
LLC/LP Equity Interests	58.0	4.6	54.9	5.3

Total investments	$1,270.4	100.0%	$1,034.0	100.0%

The following table shows our investment activity by investment type:

	For the years ended
$ in millions	December 31, 2021	December 31, 2020 (1)
New investments at cost:
Senior Secured First Lien	$179.9	$110.8
Unitranche First Lien	421.9	204.2
Unitranche First Lien - Last Out	—	—
Senior Secured Second Lien	24.0	17.9
Unsecured Debt	2.3	0.8
Equity & Other	13.4	9.2
LLC/LP Equity Interests	5.9	9.5

Total	$647.4	$352.4

Proceeds from investments sold or repaid:
Senior Secured First Lien	$229.9	$165.3
Unitranche First Lien	114.5	57.0
Unitranche First Lien - Last Out	—	0.2
Senior Secured Second Lien	57.8	24.2
Unsecured Debt	0.3	6.5
Equity & Other	55.5	0.5
LLC/LP Equity Interests	3.3	5

Total	$461.3	$259.0

Net increase (decrease) in portfolio	$186.1	$93.4

(1)

Excludes $195.7 million of assets at cost acquired in connection with the Alcentra Acquisition. The assets acquired, at cost, were comprised of $82.2 million of senior secured first lien, $45.0 million of unitranche first lien, $53.0 million of senior secured second lien, $1.2 million of unsecured debt and $14.3 million of equity investments.

The following table presents certain selected information regarding our investment portfolio:

	As of December 31, 2021	As of December 31, 2020
Weighted average yield on income producing securities (at cost) (1)	7.5%	8.0%
Percentage of debt bearing a floating rate (at fair value)	98.5%	98.4%
Percentage of debt bearing a fixed rate (at fair value)	1.5%	1.6%
Number of portfolio companies	134	132

(1)	Yield excludes investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

	As of December 31,2021				As of December 31,2020
$ in millions	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,129.6	98.4%	$1,138.7	98.8%	$899.2	98.3%	$899.5	98.7%
Non-Accrual	18.9	1.6%	14.1	1.2%	15.6	1.7%	12.1	1.3%

Total	$1,148.5	100.0%	$1,152.8	100.0%	$914.8	100.0%	$911.6	100.0%

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

As of December 31, 2021, we had five investments across three portfolio companies on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2020, we had three investments across two portfolio companies on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2021 and 2020.

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

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

$ in millions	As of December 31,2021		As of December 31,2020
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	$—	—%	$9.8	0.9%
2	1,155.8	91.0	895.1	86.6
3	100.5	7.9	117.0	11.3
4	14.1	1.1	12.1	1.2
5	—	—	—	—

Total	$1,270.4	100.0%	$1,034.0	100.0%

RESULTS OF OPERATIONS

Operating results were as follows:

	For the years ended December 31,
	2021	2020
$ in millions
Total investment income	$94.0	$77.1
Total net expenses	46.4	27.2

Net investment income	$47.6	$49.9
Net realized gain (loss) on investments and forward contracts	32.6	(15.3)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	4.8	24.1

Net realized and unrealized gains (losses)	$37.4	$8.8

Realized loss on asset acquisition	—	(3.8)
Benefit/(Provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(1.4)	(0.2)

Net increase (decrease) in net assets resulting from operations	$83.6	$54.7

Investment Income

	For the years ended December 31,
	2021	2020
$ in millions
Interest from investments	$85.7	$71.1
Dividend Income	7.5	4.9
Other Income	0.8	1.1

Total investment income	$94.0	$77.1

Interest income, which includes amortization of upfront fees, increased from $71.1 million for the year ended December 31, 2020 to $85.7 million for the year ended December 31, 2021, due to organic net deployment and higher accelerated accretion of OID related to paydown activity. Included in interest from investments for the year ended December 31, 2021 and 2020 are $8.0 million and $2.3 million of accelerated accretion of OID, respectively.

Dividend income increased from $4.9 million for the year ended December 31, 2020 to $7.5 million for the year ended December 31, 2021 due to one-time dividend distributions from certain portfolio companies. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $1.1 million for the year ended December 31, 2020 to $0.8 million for the year ended December 31, 2021.

Expenses

	For the years ended December 31,
	2021	2020
$ in millions
Interest and other debt financing costs	$19.8	$15.5
Management fees	14.1	11.4
Income based incentive fees	9.8	8.6
Capital gains based incentive fees	6.3	—
Professional fees	1.8	1.5
Directors’ fees	0.5	0.4
Other general and administrative expenses	2.6	2.6

Total expenses	$54.9	$40.0
Management fee waiver	(3.3)	(4.7)
Income based incentive fees waiver	(7.5)	(8.6)

Net expenses	$44.1	$26.7
Income and excise taxes	2.3	0.5

Total	$46.4	$27.2

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the years ended December 31, 2021 and 2020 interest and other debt financing costs were $19.8 million and $15.5 million, respectively. The increase was due to a higher weighted average debt outstanding and acceleration of the amortization of certain deferred financing costs in conjunction with the termination of a credit facility in 2021.

Base Management Fees

For the years ended December 31, 2021 and 2020, we incurred management fees of $14.1 million and $11.4 million, of which $3.3 million and $4.7 million, respectively, were waived. The increase in net management fees was driven by growing assets under management and expiration of the management fee waiver on July 31, 2021.

Incentive Fees

For the years ended December 31, 2021 and 2020 we incurred income based incentive fees of $9.8 million and $8.6 million, of which $7.5 million and $8.6 million, respectively, were waived. The increase in income based incentive fees was driven by expiration of the income based incentive fee waiver on July 31, 2021.

For the years ended December 31, 2021 and 2020 we accrued $6.3 million and $0, respectively, of capital gains based incentive fees. As of December 31, 2021 and 2020, $6.3 million and $0, respectively, was accrued and unpaid. The increase in incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

Professional Fees and Other General and Administrative Expenses

Professional fees generally include expenses from independent auditors, tax advisors, legal counsel and third party valuation agents. Other general and administrative expenses generally include overhead and staffing costs allocated from the Administrator, insurance premiums, third party sub-administrator expenses and miscellaneous administrative costs associated with our operations and investment activity.

For the years ended December 31, 2021 and 2020, professional fees were $1.8 million and $1.5 million, respectively. For the years ended December 31, 2021 and 2020, other general and administrative expenses were $2.6 million, respectively.

The cumulative increase in professional fees and other general and administrative expenses was attributable to servicing a growing investment portfolio.

Income and Excise Taxes

For the years ended December 31, 2021 and 2020, we expensed income and excise taxes of $2.3 million and $0.5 million, respectively. The increase in income and excise tax was attributable to $1.7 million of income tax due on flow through taxable income from equity investments held in a blocker. Allocated flow through taxable income is typically offset by tax distributions, which are recorded under dividend income.

Net Investment Income

For the years ended December 31, 2021 and 2020, GAAP net investment income was $47.6 million or $1.67 per share and $49.9 million or $1.80 per share, respectively. The decrease was due to accrued capital gains based incentive fees recorded during current year.

For the years ended December 31, 2021 and 2020, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”) was $53.9 million or $1.89 per share and $49.9 million or $1.80 per share, respectively. The increase was due to a higher investment income from a growing investment portfolio and higher accelerated amortization income.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

	For the years ended December 31
	2021		2020
	Amount	Per Share	Amount	Per Share
GAAP net investment income	$47.6	$1.67	$49.9	$1.80
Capital gains based incentive fee	6.3	0.22	—	—

Adjusted Net Investment Income	$53.9	$1.89	$49.9	$1.80

On a supplemental basis, we are disclosing Adjusted Net Investment Income and per share Adjusted Net Investment Income, each of which is a financial measure that is calculated and presented on a basis of methodology other than in accordance with U.S. GAAP (“non-GAAP”). Adjusted Net Investment Income represents net investment income, excluding capital gains incentive fees. We use this non-GAAP financial measure internally to analyze and evaluate financial results and performance and believe that this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing results and trends without giving effect to capital gains incentive fees. Our investment advisory agreement provides that a capital gains-based incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital appreciation) to the extent such realized capital gains exceed realized capital losses and unrealized capital depreciation on a cumulative basis. We believe that Adjusted Net Investment Income is a useful performance measure because it reflects the net investment income produced on our investments during a period without giving effect to any changes in the value of such investments and any related capital gains incentive fees between periods. The presentation of Adjusted Net Investment Income is not intended to be a substitute for financial results prepared in accordance with GAAP and should not be considered in isolation.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

	For the years ended December 31,
	2021	2020
($ in millions)
Realized losses on non-controlled and non-affiliated investments	$(4.4)	$(11.6)
Realized gains on non-controlled and non-affiliated investments	8.1	0.7
Realized losses on non-controlled and affiliated investments	—	(5.6)
Realized gains on non-controlled and affiliated investments	28.8	1.3
Realized losses on foreign currency forwards	(0.2)	—
Realized gains on foreign currency forwards	—	—
Realized losses on foreign currency transactions	(0.2)	(0.3)
Realized gains on foreign currency transactions	0.5	0.2

Net realized gains (losses) on investments	$32.6	$(15.3)

Change in unrealized depreciation on non-controlled and non-affiliated investments	(19.8)	(1.7)
Change in unrealized appreciation on non-controlled and non-affiliated investments	32.4	8.4
Change in unrealized depreciation on foreign currency translation	—	(0.5)
Change in unrealized appreciation on foreign currency translation	—	0.6
Change in unrealized depreciation on non-controlled and affiliated investments	(14.2)	(0.4)
Change in unrealized appreciation on non-controlled and affiliated investments	3.7	20.7
Change in unrealized depreciation on controlled and affiliated investments	—	(1.3)
Change in unrealized appreciation on controlled and affiliated investments	0.6	(0.4)
Change in unrealized depreciation on foreign currency forwards	—	(1.3)
Change in unrealized appreciation on foreign currency forwards	2.1	—

Net unrealized appreciation (depreciation) on investments	4.8	24.1
Realized loss on asset acquisition	—	(3.8)

Net realized and unrealized gains (losses) on investments and asset acquisition	$37.4	$5.0

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

During the years ended December 31, 2021 and 2020, our average U.S. Dollar notional exposure to foreign currency forward contracts were $61.5 million and $35.8 million, respectively.

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

As of December 31, 2021, we had $23.5 million in cash and cash equivalents and restricted cash and cash equivalents and $197.0 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of December 31, 2021, the undrawn capacity under our facilities is in excess of our unfunded commitments.

We believe that there is sufficient assets and liquidity to adequately cover future obligations under unfunded commitments. The cash and restricted cash balances, availability under the credit facilities and ongoing investment realizations are expected to provide sufficient liquidity. In addition, broadly syndicated loans in the portfolio could be sold over a relatively short period to generate liquidity. As of December 31, 2021, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of December 31, 2021. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

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

During the year ended December 31, 2020, we issued 30,128 shares of our common stock to investors in connection with our dividend reinvestment plan for proceeds of $0.6 million.

During the year ended December 31, 2021 we issued 2,720,000 shares of our common stock for total proceeds of $58.0 million in connection with the equity offering on November 18, 2021.

Debt

Debt consisted of the following:

	As of December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
$ in millions
SPV Asset Facility	$ 350.0	$249.5	$100.5	$249.5	$269.8	2.53%
SMBC Corporate Revolving Facility	300.0	203.4	96.6	203.4	25.0	2.39%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	99.7	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83.2	—%
InterNotes®	—	—	—	—	3.0	—%

Total Debt	$ 835.0	$637.9	$197.1	$637.9	$530.7	3.15%

	As of December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$260.2	$89.8	$260.2	$235.3	2.63%
Corporate Revolving Facility	200.0	149.9	50.1	149.9	150.4	2.93%
2023 Unsecured Notes	50.0	50.0	—	50.0	15.0	6.49%
InterNotes®	16.4	16.4	—	16.4	20.4	6.40%

Total Debt	$616.4	$476.5	$139.9	$476.5	$421.1	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	Amount presented excludes netting of deferred financing costs.

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

The maximum commitment amount under the SPV Asset Facility is $350.0 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) June 22, 2026 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at LIBOR plus a margin with no LIBOR floor. The margin is between 1.65% and 2.10% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. We generally pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

SMBC Corporate Revolving Facility

On October 27, 2021, we entered into a senior secured revolving credit agreement with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $300.0 million, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no LIBOR floor. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026

Ally Corporate Revolving Facility

On August 20, 2019, we entered into the “Ally Corporate Revolving Facility” with Ally Bank, as Administrative Agent and Arranger. The maximum principal amount of the Ally Corporate Revolving Facility was $200.0 million, subject to availability under the borrowing base. Borrowings under the Ally Corporate Revolving Facility bore interest at LIBOR plus a 2.35% margin with no LIBOR floor.

We terminated the Ally Corporate Revolving Facility concurrent with the closing of the SMBC Corporate Revolving Facility, on October 27, 2021.

2023 Unsecured Notes

On July 30, 2020, we completed a private offering of $50.0 million aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25.0 million issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at our option, at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30 and July 30 of each year. As of December 31, 2021, we were in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

2026 Unsecured Notes

On February 17, 2021, we completed a private offering of $135.0 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50.0 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85.0 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at our option, at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17 and August 17 of each year. As of December 31, 2021, we were in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Ally Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® is presented below:

$ in millions

	For the years ended December 31,
	2021	2020
Borrowing interest expense	$16.2	$13.4
Unused facility fees	1.0	0.8
Amortization of financing costs	2.6	1.3

Total interest and credit facility expenses	$19.8	$15.5

Weighted average outstanding balance	$530.7	$421.1

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

As of December 31, 2021 and 2020, our asset coverage ratio was 201% and 217%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6 to our consolidated financial statements for more detail on the debt facilities.

STOCK PURCHASE AND REPURCHASE PROGRAMS

CCAP Repurchase Program

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

There was no stock repurchased for the year ended December 31, 2021. For the year ended December 31, 2020, we repurchased 192,415 shares at an average price per share, including commissions, of $11.48.

Sun Life Purchase Program

During the year ended December 31, 2021, Sun Life Financial Inc., the majority owner of Crescent, our investment advisor, commenced two $10.0 million stock purchase plans to make open-market purchases of shares of our common stock. The purchases were conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases. Below is the summary of share purchases made. The first plan was completed on October 15, 2021. No purchase plans were in place for the year ended December 31, 2020.

(in $ millions, except for per share amounts)

For the year ended December 31, 2021
Dollar amount purchased	$12.5
Shares purchased	664,014
Average price per share (inclusive of commissions paid)	$18.87

Employees and Affiliates Purchase Program

An entity owned by certain officers of Crescent Capital BDC, Inc. and employees and affiliates of Crescent commenced multiple stock purchase plans to make open-market purchases of shares of our common stock. The purchases were conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases. Below is the summary of share purchases made.

(in $ millions, except for per share amounts)

	For the year ended December 31, 2021	For the year ended December 31, 2020
Dollar amount purchased	$1.3	$4.6
Shares purchased	71,593	369,005
Average price per share including commission	$17.91	$12.39

The most recent affiliate purchase program was terminated on November 15, 2021 following the announcement that the Company had commenced an underwritten primary equity offering.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021 and 2020, we had aggregate unfunded commitments totaling $196.7 million and $80.8 million, respectively.

RECENT DEVELOPMENTS

On February 18, 2022, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on April 15, 2022 to stockholders of record as of March 31, 2022.

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

As of December 31, 2021, 98.5% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

$ in millions

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$27.1	$13.6	$13.5
Up 200 basis points	15.5	9.1	6.4
Up 100 basis points	3.9	4.5	(0.6)
Up 75 basis points	1.4	3.4	(2.0)
Up 50 basis points	0.6	2.3	(1.7)
Up 25 basis points	0.3	1.1	(0.8)
Down 25 basis points	(0.2)	(0.9)	0.7
Down 50 basis points	(0.2)	(0.9)	0.7
Down 75 basis points	(0.2)	(0.9)	0.7
Down 100 basis points	(0.2)	(0.9)	0.7

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2021, we had £24.1 million, €17.8 million and CAD $30.7 million notional exposure to foreign currency forward contracts related to investments totaling £24.0 million, €18.7 million and CAD $31.4 million at par.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, syndication agents and underlying investee companies, or by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

February 23, 2022

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31, 2021	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,150,173 and $920,693, respectively)	$1,165,897	$923,912
Non-controlled affiliated (cost of $41,242 and $50,431, respectively)	51,701	71,354
Controlled (cost of $53,431 and $40,000, respectively)	52,768	38,735
Cash and cash equivalents	10,069	1,896
Restricted cash and cash equivalents	13,457	12,953
Receivable for investments sold	14,871	6
Interest and dividend receivable	6,763	3,859
Unrealized appreciation on foreign currency forward contracts	2,115	264
Deferred tax assets	42	630
Other assets	126	543

Total assets	$1,317,809	$1,054,152

Liabilities
Debt (net of deferred financing costs of $6,897 and $4,600)	$631,040	$471,932
Distributions payable	12,664	11,549
Incentive fees payable	6,924	—
Interest and other debt financing costs payable	5,513	3,923
Management fees payable	3,830	1,867
Deferred tax liabilities	956	1,324
Unrealized depreciation on foreign currency forward contracts	631	896
Directors’ fees payable	114	98
Accrued expenses and other liabilities	3,852	2,563

Total liabilities	$665,524	$494,152

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 30,887,360 and 28,167,360 shares issued and outstanding, respectively)	31	28
Paid-in capital in excess of par value	666,162	594,658
Accumulated earnings (loss)	(13,908)	(34,686)

Total net assets	$652,285	$560,000

Total liabilities and net assets	$1,317,809	$1,054,152

Net asset value per share	$21.12	$19.88

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$81,371	$66,078	$45,237
Paid-in-kind interest	1,881	2,169	560
Dividend income	1,919	323	353
Other income	791	1,060	807
From non-controlled affiliated investments:
Interest income	1,170	1,420	1,902
Paid-in-kind interest	1,235	1,456	—
Dividend income	2,414	2,407	2,318
Other income	3	—	—
From controlled investments:
Dividend income	3,200	2,200	2,300
Interest income	2	—	—

Total investment income	93,986	77,113	53,477

Expenses:
Interest and other debt financing costs	19,766	15,485	13,362
Management fees	14,118	11,438	9,198
Income based incentive fees	9,849	8,639	4,752
Capital gains based incentive fees	6,324	—	—
Professional fees	1,769	1,460	957
Directors’ fees	475	437	303
Organization expense	—	—	136
Other general and administrative expenses	2,628	2,544	2,201

Total expenses	54,929	40,003	30,909

Management fees waiver	(3,302)	(4,672)	(4,502)
Income based incentive fees waiver	(7,517)	(8,639)	(4,752)

Net expenses	44,110	26,692	21,655

Net investment income before taxes	49,876	50,421	31,822
Income and excise taxes	2,250	541	139

Net investment income	47,626	49,880	31,683

Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	3,687	(10,889)	824
Non-controlled affiliated investments	28,810	(4,314)	(7,900)
Foreign currency transactions	311	(83)	(70)
Foreign currency forward contracts	(193)	—	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	12,535	7,437	3,746
Non-controlled affiliated investments	(10,464)	19,686	100
Controlled investments	602	(1,707)	442
Foreign currency forward contracts	2,116	(1,324)	675

Net realized and unrealized gains (losses) on investments	37,404	8,806	(2,183)

Realized loss on asset acquisition	—	(3,825)	—

Net realized and unrealized gains (losses) on investments and asset acquisition	37,404	4,981	(2,183)
Benefit (provision) for taxes on realized gain on investments	(1,177)	46	(67)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(220)	(235)	(154)

Net increase (decrease) in net assets resulting from operations	$83,633	$54,672	$29,279

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$2.94	$1.98	$1.69
Net investment income per share (basic and diluted):	$1.67	$1.80	$1.83
Weighted average shares outstanding (basic and diluted):	28,477,771	27,681,757	17,344,640

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	47,626	47,626
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	32,615	32,615
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,789	4,789
Benefit (provision) for taxes on realized gain on investments	—	—	—	(1,177)	(1,177)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(220)	(220)
Issuance of common stock	2,720,000	3	52,629	—	52,632
Deemed contribution from the Advisor (Note 3)	—	—	5,386	—	5,386
Equity offering costs	—	—	(523)	—	(523)
Distributions to stockholders	—	—	—	(48,843)	(48,843)

Total increase (decrease) for the year ended December 31, 2021	2,720,000	$3	$57,492	$34,790	$92,285

Tax recalssification of stockholders’ equity in accordance with GAAP	—	—	14,012	(14,012)	—
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285

Distributions declared per share					$1.69

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	49,880	49,880
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(15,286)	(15,286)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	24,092	24,092
Realized loss on asset acquisition	—	—	—	(3,825)	(3,825)
Provision for taxes on realized gain on investment	—	—	—	46	46
Benefit/ (Provision) for taxes on unrealized appreciation/ (depreciation) on investments	—	—	—	(235)	(235)
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 14)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(192,415)	—	(2.208)	—	(2,208)
Distributions to stockholders	—	—	—	(46,216)	(46,216)

Total increase (decrease) for the year ended December 31. 2020	7,305,046	$7	$144,620	$8,456	$153,083

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	35,745	(35,745)	—
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000

Distributions declared per share					$1.64

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2018	13,358,289	$13	$266,024	$(6,458)	$259,579
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	31,683	31,683
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(7,146)	(7,146)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,963	4,963
Provision for taxes on realized gain on investment	—	—	—	(67)	(67)
Benefit/ (Provision) for taxes on unrealized appreciation/ (depreciation) on investments	—	—	—	(154)	(154)
Stockholder distributions:
Issuance of common stock	7,427,056	7	145,993	—	146,000
Issuance of common shares pursuant to dividend reinvestment plan	76,969	1	1,508	—	1,509
Equity offering costs	—	—	(191)	—	(191)
Distributions to stockholders	—	—	—	(29,259)	(29,259)

Total increase (decrease) for the year ended December 31, 2019	7,504,025	$8	$147,310	$20	$147,338

Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	959	(959)	—
Balance at December 31,2019	20,862,314	$21	$414,293	$(7,397)	$406,917

Distributions declared per share					$1,64

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$83,633	$54,672	$29,279
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(647,376)	(352,392)	(378,342)
Paid-in-kind interest income	(3,148)	(3,625)	(560)
Proceeds from sales of investments and principal repayments	461,268	258,979	145,828
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	(33,162)	15,786	7,676
Realized loss on asset acquisition(2)	—	3,825	—
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	—	(12,884)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(2,673)	(25,416)	(4,288)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2,116)	1,324	(675)
Amortization of premium and accretion of discount, net	(11,284)	(5,109)	(3,016)
Amortization of deferred financing costs	2,554	1,329	1,040
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(14,865)	549	(123)
(Increase) decrease in interest receivable	(2,904)	(25)	(1,498)
(Increase) decrease in deferred tax asset	588	(209)	(121)
(Increase) decrease in other assets	417	2,480	(3,026)
Increase (decrease) in payable for investments purchased	—	—	(300)
Increase (decrease) in management fees payable	1,963	524	380
Increase (decrease) in incentive fees payable	6,924	—	—
Increase (decrease) in directors’ fees payable	16	24	12
Increase (decrease) in interest and other debt financing costs payable	1,590	(456)	1,695
Increase (decrease) in deferred tax liability	(368)	445	275
Increase (decrease) in accrued expenses and other liabilities	1,289	(1,620)	2,778

Net cash provided by (used for) operating activities	$(157,654)	$(61,799)	$(202,986)

Cash flows from financing activities:
Issuance of common stock	52,632	44,297	146,000
Deemed contribution from the Advisor (Note 3)	5,386	—	—
Repurchase of common stock	—	(2,208)	—
Deferred financing and debt issuance costs paid	(4,851)	(2,498)	(2,776)
Distributions paid	(47,728)	(42,632)	(24,540)
Equity offering cost	(523)	—	(191)
Borrowings on credit facilities	654,974	352,342	308,250
Repayments on credit facilities	(612,151)	(302,227)	(220,746)
Issuance of unsecured debt	135,000	50,000	—
Repayments on InterNotes ®	(16,418)	(33,853)	—

Net cash provided by (used for) financing activities	166,321	63,221	205,997

Effect of exchange rate changes on cash denominated in foreign currency	10	—	47

Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	8,677	1,422	3,058
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	14,849	13,427	10,369

Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$23,526	$14,849	$13,427

Supplemental and non-cash financing activities:
Cash paid during the year for interest	$15,474	$14,489	$10,626
Cash paid during the year for taxes	$2,176	$692	$122
Issuance of common stock pursuant to dividend reinvestment plan	—	$589	$1,509
Accrued but unpaid distributions	$12,664	$11,549	$8,554
Issuance of shares in connection with asset acquisition (Note 13)	—	$101,949	$—

(1)

As of December 31, 2021, the balance included cash and cash equivalents of $10,069 (including cash denominated in foreign currency of $1,064) and restricted cash and cash equivalents of $13,457 (including cash denominated in foreign currency of $743). As of December 31, 2020, the balance included cash and cash equivalents of $1,746 (including cash denominated in foreign currency of $132) and restricted cash and cash equivalents of $12,953. As of December 31, 2019, the balance included cash and cash equivalents of $3,867 (including cash denominated in foreign currency of $709) and restricted cash and cash equivalents of $8,851.

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

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(4) (5)	Senior Secured First Lien Revolver			01/2023	$—	$(2)	—%	$(1)
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	4,517	4,501	0.7	4,511
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	2,289	2,268	0.4	2,285
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2027	7,267	7,138	1.1	7,121
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2027	2,679	2,655	0.0	2,625
Sun Acquirer Corp.(5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	09/2028	5,136	4,998	0.8	5,136
Sun Acquirer Corp.(4) (5)	Unitranche First Lien Revolver			09/2028	—	(35)	—	—
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	13,043	12,795	2.0	13,043
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	2,500	2,450	0.4	2,500

					37,431	36,768	5.4	37,220

Capital Goods
Envocore , LLC(7) (8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,944	6,872	1.1	6,872
Envocore , LLC(7) (8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	6,944	5,957	0.9	5,957
Envocore , LLC(5) (7) (8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	608	602	0.1	579
Eshipping	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	8,050	7,891	1.2	7,972
Eshipping(4) (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(18)	—	(18)
Eshipping(5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	11/2027	197	175	—	186
Painters Supply & Equipment Company(4) (5)	Unitranche First Lien Delayed Draw Term Loan			08/2027	—	(8)	—	(13)

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	08/2027	$92	$82	—%	$84
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2027	2,045	2,006	0.3	2,015
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	12/2025	1,117	1,103	0.2	1,108
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	12/2024	88	85	—	84
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	2,454	2,440	0.4	2,436
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	466	464	0.1	463
United Flow Technologies	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2027	8,550	8,384	1.3	8,467
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	10/2027	1,200	1,177	0.2	1,188
United Flow Technologies(4) (5)	Unitranche First Lien Delayed Draw Term Loan			10/2027	—	(37)	—	(36)
United Flow Technologies(4) (5)	Unitranche First Lien Revolver			10/2027	—	(31)	—	(16)

					38,755	37,144	5.8	37,328

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2025	292	273	0.0	289
Battery Solutions, Inc. (6) (8)	Unsecured Debt	1400 PIK	14.00%	06/2023	1,436	1,428	0.2	1,398
Battery Solutions, Inc. (6) (8)	Unsecured Debt	1400 PIK	14.00%	06/2023	387	387	0.1	377
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	04/2025	1,002	1,000	0.1	962
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	04/2025	4,753	4,742	0.7	4,562
Consolidated Label Co., LLC (4) (5)	Senior Secured First Lien Revolver			07/2026	—	(10)	—	(3)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	4,307	4,238	0.7	4,287
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	3,831	3,762	0.6	3,813
Galway Borrower, LLC	Unitranche First Lien Term Loan	L + 525 (75 Floor)	6.00%	09/2028	12,886	12,655	2.0	12,757

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Galway Borrower, LLC(4) (5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	$—	$(24)	—%	$(19)
Galway Borrower, LLC(4) (5)	Unitranche First Lien Revolver			09/2027	—	(18)	—	(17)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2027	13,142	12,958	2.0	12,828
GH Parent Holdings Inc.(5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.50%	05/2027	208	180	0.0	158
GH Parent Holdings Inc.(5)	Unitranche First Lien Delayed Draw Term Loan			05/2027	—	—	—	(133)
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	4,125	4,106	0.6	3,845
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	5,059	5,036	0.7	4,716
Hepaco, LLC(5)	Senior Secured First Lien Revolver	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	766	766	0.1	704
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	18,982	18,588	3.1	19,361
Hercules Borrower LLC(4) (5)	Unitranche First Lien Revolver			12/2026	—	(46)	—	44
Hercules Borrower LLC(4) (5)	Unitranche First Lien Delayed Draw Term Loan			12/2026	—	(21)	—	20
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	12/2026	247	242	0.0	249
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	3,823	3,767	0.6	3,810
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	01/2026	2,864	2,824	0.4	2,854
Hsid Acquisition, LLC(4) (5)	Senior Secured First Lien Revolver			01/2026	—	(10)	—	(3)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	249	245	0.0	249
ISS Compressors Industries, Inc.(4) (5)	Senior Secured First Lien Revolver			02/2026	—	(6)	—	(39)
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	8,965	8,902	1.3	8,550

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC(8)	Unsecured Debt	1350 PIK	13.50%	03/2026	$222	$214	0.0%	$222
MHS Acquisition Holdings, LLC(8)	Unsecured Debt	1350 PIK	13.50%	03/2026	666	662	0.1	666
MHS Acquisition Holdings, LLC(5)	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	07/2027	130	127	0.0	130
MHS Acquisition Holdings, LLC(4) (5)	Senior Secured First Lien Revolver			07/2027	—	(3)	—	—
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	07/2027	1,724	1,691	0.3	1,724
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2027	5,672	5,566	0.9	5,672
Nexant Volt MergerSub, Inc.(5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	6.00%	05/2027	400	391	0.1	400
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	4,968	4,799	0.8	5,012
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	3,696	3,553	0.6	3,728
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2027	9,923	9,558	1.5	10,015
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	11/2027	1,995	1,925	0.3	2,013
Pye-Barker Fire & Safety, LLC(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	11/2027	1,193	1,156	0.2	1,217
Pye-Barker Fire & Safety, LLC(4) (5)	Unitranche First Lien Revolver			11/2027	—	(30)	—	14
Receivable Solutions, Inc.(4) (5)	Senior Secured First Lien Revolver			10/2024	—	(3)	—	—
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	10/2024	2,400	2,371	0.4	2,400
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan			10/2024	—	—	—	—
Seko Global Logistics Network, LLC(4) (5) (11)	Senior Secured First Lien Revolver			12/2026	—	(19)	—	—
Seko Global Logistics Network, LLC(11)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	12/2026	5,037	4,965	0.8	5,037
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	10/2028	8,755	8,522	1.4	9,012

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Service Logic Acquisition, Inc.(5)	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	9.50%	10/2028	$2,043	$1,974	0.3%	$2,092
Spear Education(4) (5)	Senior Secured First Lien Delayed Draw Term Loan			02/2025	—	(20)	—	—
Spear Education	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	02/2025	6,755	6,710	1.0	6,755
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	11/2024	5,000	4,941	0.7	4,698
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	05/2024	1,176	1,163	0.2	1,110
UP Acquisition Corp.(5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	05/2024	443	431	0.1	372
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	05/2024	4,290	4,244	0.6	4,048
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	717	717	0.1	625
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	4,410	4,410	0.6	3,839

					158,939	155,979	24.2	156,420

Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	11/2027	7,750	7,598	1.2	7,674
Effective School Solutions LLC(4) (5)	Senior Secured First Lien Revolver			11/2027	—	(29)	—	(14)
Effective School Solutions LLC(4) (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(22)	—	(22)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2026	13,888	13,594	2.2	14,027
Everlast Parent Inc.(4) (5)	Unitranche First Lien Revolver			10/2026	—	(33)	—	(17)
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	10/2026	3,412	3,335	0.5	3,379
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2027	5,172	5,070	0.8	5,069

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2027	$—	$(17)	—%	$(34)
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2027	1,290	1,258	0.2	1,255
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(14)	—	(14)
HGH Purchaser, Inc.(5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	2,811	2,784	0.4	2,784
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	3,339	3,265	0.5	3,313
HGH Purchaser, Inc.(5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	11/2025	280	264	—	272
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	11/2025	7,946	7,805	1.2	7,882
Learn-It Systems, LLC(5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2025	630	613	0.1	617
Learn-It Systems, LLC(5)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	03/2025	2,537	2,488	0.4	2,499
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2025	4,293	4,212	0.6	4,228
Learn-It Systems, LLC(5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2023	676	641	0.1	656
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	13,208	12,917	2.0	13,009
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(38)	—	(57)
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(38)	0.0	(28)
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	01/2022	400	400	0.1	391
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2022	4,594	4,588	0.7	4,488
WeddingWire, Inc.(12)	Senior Secured Second Lien Term Loan	L + 825	8.38%	12/2026	5,000	4,963	0.8	4,950
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 788	8.01%	04/2027	4,833	4,720	0.7	4,833

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
					$82,059	$80,324	12.5%	$81,140

Energy
BJ Services, LLC	Unitranche First Lien Term Loan	L + 700 (150 Floor)	8.50%	01/2023	277	276	—	277
BJ Services, LLC (9)(10)	Unitranche First Lien - Last Out Term Loan			01/2023	8,075	8,014	0.9	5,861
Black Diamond Oilfiefld Rentals, LLC	Senior Secured First Lien Term Loan	L + 950 (100 Floor)	10.50%	03/2022	9,248	9,178	1.4	9,017

					17,600	17,468	2.3	15,155

Food & Staples Retailing
Isagenix International, LLC (12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2025	5,616	5,602	0.6	4,209

Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	5,025	4,944	0.8	4,959
JTM Foods LLC(5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	320	307	0.0	310
JTM Foods LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2027	—	(7)	—	(10)
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	10/2024	900	892	0.1	879
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	10/2024	3,787	3,747	0.6	3,700

					10,032	9,883	1.5	9,838

Health Care Equipment & Services
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	08/2028	18	(6)	—	18
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	—	(14)	—	—
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	08/2028	6,993	6,818	1.1	6,993
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	6.25%	07/2025	3,741	3,707	0.6	3,741
Aegis Sciences Corporation (12)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2025	3,388	3,207	0.5	3,298
Ameda, Inc.	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	09/2022	2,174	2,167	0.3	2,063
Ameda, Inc. (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	09/2022	188	187	0.0	172

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2027	$4,950	$4,853	0.8%	$4,925
Arrow Management Acquisition, LLC(5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	10/2027	172	150	0.0	161
Arrow Management Acquisition, LLC(4) (5)	Senior Secured First Lien Revolver			10/2027	—	(14)	—	(4)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	L + 450	4.63%	12/2025	16,665	16,565	2.5	16,332
Centria Subsidiary Holdings, LLC(4) (5)	Unitranche First Lien Revolver			12/2025	—	(39)	—	(1)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	12/2025	11,635	11,397	1.8	11,630
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	12/2023	1,213	1,202	0.2	1,181
CRA MSO, LLC(5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	12/2023	60	58	0.0	55
EMS Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	9,850	9,680	1.5	9,753
EMS Buyer, Inc.(4) (5)	Unitranche First Lien Revolver			11/2027	—	(9)	—	(5)
FH MD Buyer, Inc(12)	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	5.75%	07/2028	19,950	19,760	3.1	19,851
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2024	6,250	6,143	0.9	6,190
GrapeTree Medical Staffing, LLC(4) (5)	Senior Secured First Lien Revolver			05/2024	—	(10)	—	(6)
GrapeTree Medical Staffing, LLC(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2024	—	—	—	(27)
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2026	4,975	4,884	0.7	4,881
Great Lakes Dental Partners, LLC(4) (5)	Unitranche First Lien Delayed Draw Term Loan			06/2026	—	(15)	—	(16)
Great Lakes Dental Partners, LLC(5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	06/2026	210	203	—	202
HCAT Acquisition, Inc.(5)	Unitranche First Lien Term Loan	L + 800 (100 Floor)	9.00%	11/2022	14,181	13,487	2.1	14,016
HCAT Acquisition, Inc.	Unitranche First Lien Revolver	L + 800 (100 Floor)	9.00%	11/2022	3,836	3,649	0.6	3,792

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HCAT Acquisition, Inc.(5)	Unitranche First Lien Delayed Draw Term Loan	L + 800 (100 Floor)	9.00%	11/2022	$2,231	$2,122	0.3%	$2,205
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	11,455	11,266	1.7	11,312
HCOS Group Intermediate III LLC(4) (5)	Senior Secured First Lien Revolver			09/2026	—	(19)	—	(14)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	9,450	9,278	1.4	9,332
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	4,539	4,453	0.7	4,483
Homecare Partners Management, LLC(5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	293	273	—	280
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2027	3,395	3,364	0.5	3,353
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	14,307	13,967	2.2	14,465
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,613	2,546	0.4	2,642
Hospice Care Buyer, Inc.(5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	12/2026	993	953	0.2	993
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,667	2,596	0.4	2,697
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	12/2024	14,719	14,499	2.3	14,719
IvyRehab Intermediate II, LLC(5)	Unitranche First Lien Revolver	L + 675 (100 Floor)	7.75%	12/2024	130	123	—	130
IvyRehab Intermediate II, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,445	1,424	0.2	1,445
IvyRehab Intermediate II, LLC(5)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,049	1,027	0.2	1,049
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan			12/2024	—	—	—	—
Laserway Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	6,085	5,968	0.9	6,062
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	9,825	9,682	1.5	9,576
Lightspeed Buyer, Inc.(5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	02/2026	280	266	—	253

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	02/2026	$1,779	$1,758	0.3%	$1,734
Lightspeed Buyer, Inc.(5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	(129)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	2,743	2,693	0.4	2,674
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	7.85%	11/2026	1,667	1,632	0.2	1,624
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	7.85%	11/2026	7,222	7,074	1.1	7,036
NMSC Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	11.00%	10/2023	4,307	4,256	0.7	4,307
Omni Ophthalmic Management Consultants, LLC(5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	05/2023	340	336	0.1	340
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	6,808	6,771	1.0	6,808
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	893	881	0.1	893
Patriot Acquisition Topco S.A.R.L(11)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2028	11,338	11,072	1.7	11,338
Patriot Acquisition Topco S.A.R.L(4) (5) (11)	Unitranche First Lien Revolver			01/2026	—	(36)	—	—
Patriot Acquisition Topco S.A.R.L(11)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2028	12,169	11,902	1.9	12,169
Pharmalogics Recruiting, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	02/2027	10,135	10,006	1.6	10,186
Pharmalogics Recruiting, LLC	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	—	—	—
Pharmalogics Recruiting, LLC(4) (5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	(22)	—	23
Pinnacle Treatment Centers, Inc.(5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2022	677	673	0.1	677
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2022	8,052	8,023	1.2	8,052
Pinnacle Treatment Centers, Inc.(4) (5)	Unitranche First Lien Revolver			12/2022	—	(2)	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Premier Dental Care Management, LLC(5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	08/2028	$1,364	$1,340	0.2%	$1,375
Premier Dental Care Management, LLC(5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	08/2027	278	249	—	281
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	08/2028	9,524	9,340	1.5	9,544
Professional Physical Therapy	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	9.50%	12/2022	9,106	8,810	0.8	5,509
PromptCare Intermediate, LP(5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	09/2027	956	905	0.2	989
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2027	10,474	10,275	1.6	10,550
PT Network, LLC(5)	Senior Secured First Lien Revolver	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	120	120	—	120
PT Network, LLC	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	4,840	4,835	0.7	4,840
Safco Dental Supply, LLC(4) (5)	Unitranche First Lien Revolver			06/2025	—	(6)	0.0	(2)
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	L + 400 (100 Floor)	5.00%	06/2025	4,043	3,998	0.6	4,028
Seniorlink Incorporated(4) (5)	Unitranche First Lien Revolver			07/2026	—	(24)	—	31
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	07/2026	10,747	10,491	1.7	11,069
Smile Doctors LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	11,257	11,033	1.7	11,032
Smile Doctors LLC(5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2028	113	94	—	78
Smile Doctors LLC(5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	12/2027	61	35	—	35
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	6.00%	09/2025	3,038	2,991	0.5	3,038
Unifeye Vision Partners(4) (5)	Senior Secured First Lien Revolver			09/2025	—	(21)	—	—
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	09/2025	5,292	5,223	0.8	5,292

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unifeye Vision Partners(5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	09/2025	$767	$759	0.1%	$767
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2025	6,963	6,866	1.1	6,963
Vital Care Buyer, LLC(4) (5)	Unitranche First Lien Revolver			10/2025	—	(30)	—	—

					342,998	336,098	51.5	337,448

Household & Personal Products
Tranzonic(5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2023	338	334	0.1	338
Tranzonic	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2023	3,772	3,760	0.6	3,772

					4,110	4,094	0.7	4,110

Insurance
Comet Acquisition, Inc.(12)	Senior Secured Second Lien Term Loan	L + 750	7.63%	10/2026	1,782	1,779	0.3	1,744
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	04/2027	8,292	8,205	1.3	8,458
Evolution BuyerCo, Inc.(4) (5)	Unitranche First Lien Revolver			04/2028	—	(7)	—	15
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	1,455	1,439	0.2	1,484
Evolution BuyerCo, Inc.(5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	697	679	0.1	732
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	5,017	4,930	0.8	5,004
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	3,033	2,980	0.5	3,026
Integrity Marketing Acquisition, LLC(4) (5)	Unitranche First Lien Revolver			08/2025	—	(31)	—	(4)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2025	12,749	12,546	1.9	12,717
Integro Parent, Inc.(11) (12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2022	468	466	0.1	448
Integro Parent, Inc.(9) (11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,897	0.4	2,420

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integro Parent, Inc.(9) (11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	$380	$378	—%	$316
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	10/2028	6,745	6,613	1.0	6,745
Patriot Growth Insurance Services, LLC(4) (5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	—	(25)	—	—
Patriot Growth Insurance Services, LLC(4) (5)	Unitranche First Lien Revolver			10/2028	—	(13)	—	(5)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2026	3,567	3,500	0.5	3,558
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2026	1,009	989	0.2	1,006
The Hilb Group, LLC(4) (5)	Unitranche First Lien Revolver			12/2025	—	(6)	—	(7)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,058	1,036	0.2	1,058
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,779	1,746	0.3	1,779
The Hilb Group, LLC(4) (5)	Unitranche First Lien Revolver			12/2025	—	(3)	—	(3)
The Hilb Group, LLC(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	12/2026	87	41	—	19
The Hilb Group, LLC(4) (5)	Unitranche First Lien Revolver			12/2025	—	(2)	—	(2)

					51,033	50,137	7.8	50,508

Materials
Kestrel Parent, LLC(4) (5)	Unitranche First Lien Revolver			11/2023	—	(8)	—	—
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2025	6,604	6,504	1.0	6,604

					6,604	6,496	1.0	6,604

Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	7.00%	12/2028	12,885	12,629	1.9	12,628

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix(4) (5)	Senior Secured First Lien Delayed Draw Term Loan			12/2028	$—	$(25)	—%	$(51)
LSCS Holdings, Inc. (Eversana)(12)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	8.50%	12/2029	14,000	13,687	2.1	13,965
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	09/2026	14,020	13,700	2.1	14,020
Teal Acquisition Co., Inc(5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	09/2026	310	280	—	310
Teal Acquisition Co., Inc(4) (5)	Unitranche First Lien Delayed Draw Term Loan			09/2026	—	(19)	—	—

					41,215	40,252	6.1	40,872

Retailing
Savers(12)	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	04/2028	16,827	16,714	2.6	16,806
Slickdeals Holdings, LLC(4) (5) (6)	Unitranche First Lien Revolver			06/2023	—	(6)	—	—
Slickdeals Holdings, LLC(6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2024	14,318	14,096	2.2	14,318

					31,145	30,804	4.8	31,124

Software & Services
Affinitiv, Inc.(4) (5)	Unitranche First Lien Revolver			08/2024	—	(5)	—	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	08/2024	6,370	6,304	1.0	6,329
Ansira Partners, Inc.(9)	Unitranche First Lien Term Loan			12/2024	7,673	6,687	0.7	4,872
Ansira Partners, Inc.(9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,061	931	0.1	674
Apps Associates LLC(4) (5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	—	(8)	—	—
Apps Associates LLC(4) (5)	Unitranche First Lien Revolver			07/2027	—	(15)	—	—
Apps Associates LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	07/2027	5,636	5,530	0.9	5,636
Banker’s Toolbox, Inc.(4) (5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	—	(63)	—	—
Banker’s Toolbox, Inc.(4) (5)	Unitranche First Lien Revolver			07/2027	—	(45)	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Banker’s Toolbox, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	07/2027	$15,843	$15,544	2.4%	$15,843
Belay Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	06/2026	4,925	4,846	0.8	4,925
Belay Inc.(4) (5)	Senior Secured First Lien Revolver			06/2026	—	(10)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	1,400	1,389	0.2	1,398
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	297	293	0.0	297
Benesys Inc.(4) (5)	Senior Secured First Lien Revolver			10/2024	—	(1)	—	—
C-4 Analytics, LLC(4) (5)	Senior Secured First Lien Revolver			08/2023	—	(3)	—	—
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	08/2023	9,811	9,755	1.5	9,811
CAT Buyer, LLC(4) (5)	Unitranche First Lien Revolver			04/2024	—	(6)	—	—
CAT Buyer, LLC	Unitranche First Lien Term Loan	L + 500 (100 Floor)	6.00%	04/2024	5,903	5,845	0.9	5,903
Claritas, LLC(5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	12/2023	23	21	0.0	23
Claritas, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2023	1,064	1,059	0.2	1,064
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	01/2027	9,149	8,956	1.4	9,127
Granicus, Inc.(4) (5)	Unitranche First Lien Revolver			01/2027	—	(17)	—	(2)
Granicus, Inc.(5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	01/2027	4,781	4,663	0.7	4,761
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	L + 625 (75 Floor)	7.00%	11/2028	13,257	12,994	2.0	13,257
Lexipol (Ranger Buyer, Inc.)(5)	Unitranche First Lien Revolver	L + 625 (75 Floor)	7.00%	11/2027	221	199	—	221
List Partners, Inc.(4) (5)	Senior Secured First Lien Revolver			01/2023	—	(2)	—	(6)
List Partners, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	01/2023	4,097	4,079	0.6	4,043
MRI Software LLC(12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MRI Software LLC(12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	$18,414	$18,214	2.9%	$18,400
MRI Software LLC(4) (5) (12)	Unitranche First Lien Revolver			02/2026	—	(13)	—	(1)
MRI Software LLC(12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
MRI Software LLC(12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	1,323	1,309	0.2	1,322
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	10/2026	3,158	3,100	0.5	3,164
New Era Technology, Inc.(5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	10/2026	76	72	—	76
New Era Technology, Inc.(5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	10/2026	1,354	1,326	0.2	1,358
Odessa Technologies, Inc.(4) (5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(17)	—	—
Odessa Technologies, Inc.(4) (5)	Senior Secured First Lien Revolver			10/2027	—	(48)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	9,643	9,453	1.5	9,643
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	1,097	1,095	0.2	1,091
Ontario Systems, LLC(4) (5)	Unitranche First Lien Revolver			08/2025	—	(3)	—	(3)
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	3,177	3,156	0.5	3,159
Ontario Systems, LLC(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	337	318	0.1	333
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	449	441	0.1	446
Park Place Technologies, LLC(8)	Unsecured Debt	1250 PIK	12.50%	05/2029	782	782	0.1	782
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	8.09%	07/2027	5,000	4,981	0.8	5,000
Prism Bidco, Inc.(4) (5)	Unitranche First Lien Revolver			06/2026	—	(19)	—	17
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	06/2026	7,388	7,213	1.2	7,535

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets **	Fair Value
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2026	$1,463	$1,436	0.2%	$1,492
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	05/2026	233	230	—	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	9,301	9,171	1.4	9,301
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	8,307	8,153	1.3	8,307
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	05/2026	2,117	2,079	0.3	2,117
Ruffalo Noel Levitz, LLC(4) (5)	Unitranche First Lien Revolver			05/2022	—	(1)	—	(1)
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2022	2,480	2,474	0.4	2,474
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	20,318	19,816	3.1	19,826
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	2,475	2,410	0.4	2,415
Saturn Borrower Inc(5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	09/2026	908	871	0.1	871
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2028	24,110	23,630	3.8	24,111
Smartronix, LLC(4) (5)	Unitranche First Lien Revolver			11/2028	—	(65)	—	—
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 450	4.59%	12/2024	5,089	5,062	0.8	5,076
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 450	4.59%	12/2024	1,264	1,258	0.2	1,261
Transportation Insight, LLC(4) (5)	Senior Secured First Lien Revolver			12/2024	—	(4)	0.0	(2)
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	634	629	0.1	634
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,040	1,026	0.2	1,040
Winxnet Holdings LLC(4) (5)	Unitranche First Lien Revolver			06/2023	—	(2)	—	—
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,930	1,917	0.3	1,930

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	$1,538	$1,517	0.2%	$1,538
Winxnet Holdings LLC(4) (5)	Unitranche First Lien Revolver			06/2023	—	(3)	—	—
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,147	1,130	0.2	1,147

					228,063	223,014	34.7	224,264

Transportation
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	763	762	0.1	763
Pilot Air Freight, LLC(5)	Senior Secured First Lien Revolver			07/2024	—	—	—	—
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	1,179	1,179	0.2	1,179
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	5,307	5,292	0.8	5,307
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	794	783	0.1	794

					8,043	8,016	1.2	8,043

Total Debt Investments United States					$1,063,643	$1,042,079	160.1%	$1,044,283

Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	615

						615	0.1	615

Capital Goods
Envocore , LLC(7)	Preferred Stock				534,722	—	—	—
Envocore , LLC(7)	Common Stock				521,354	—	—	—

						—	—	—

Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.7	4,579
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.2	1,117
ASP MCS Acquisition Corp.(6)	Common Stock				11,792	1,150	0.2	1,327
Battery Solutions, Inc.(6)	Preferred Stock				5,719,738	3,669	0.8	5,256
Battery Solutions, Inc.(6)	Preferred Stock				50,000	—	—	—
Battery Solutions, Inc.(6)	Preferred Stock				3,333,333	—	—	—
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,246
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC	Preferred Stock				$1,018	$923	0.1%	$949
MHS Acquisition Holdings, LLC	Common Stock				10	9	—	—
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	329
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.2	1,432
TecoStar Holdings, Inc.	Common Stock				500,000	500	—	120

						10,550	2.5	16,355

Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,404
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	690
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	782
Legalshield	Common Stock				372	372	0.1	503
Southern Technical Institute, Inc.(6)	Common Stock				3,164,063	—	—	282
Southern Technical Institute, Inc.(6)	Common Stock				6,000,000	—	1.1	7,404
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,132
Wrench Group LLC	Common Stock				4,082	410	0.1	746
Wrench Group LLC	Common Stock				1,143	115	0.0	209

						4,084	1.9	13,152

Diversified Financials
CBDC Senior Loan Fund LLC(7) (11) (13)	Partnership Interest				40,000,000	40,000	6.1	39,361
GACP II LP(6) (11) (13) (14)	Partnership Interest				12,895,313	12,895	1.9	12,619
WhiteHawk III Onshore Fund L.P.(5) (6) (11) (13) (14)	Partnership Interest				5,792,014	5,851	0.9	5,980

						58,746	8.9	57,960

Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	907
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	3,719
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.2	979
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.3	1,835
Hospice Care Buyer, Inc.	Common Stock				844	75	—	99
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.2	1,138
Patriot Acquisition Topco S.A.R.L(11)	Common Stock				1,055	1,055	0.2	1,123
Patriot Acquisition Topco S.A.R.L(11)	Common Stock				14,534	22	0.0	228.0
PT Network, LLC	Common Stock				0.93	—	0.1	891
Seniorlink Incorporated	Common Stock				68,182	518	0.2	1,331
Smile Doctors LLC	Common Stock				227	714	0.1	714

						10,638	2.0	12,964

Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	292
Integrity Marketing Acquisition, LLC	Common Stock				262,567	607	0.3	1,953
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,686
Integro Parent, Inc.(11)	Common Stock				4,468	454	—	—

						2,568	0.6	3,931

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **		Cost	Percentage of Net Assets ***	Fair Value
Materials
Kestrel Parent, LLC	Common Stock					$41,791	$209	0.0%	$308

Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock					3,096	953	0.1	953
LSCS Holdings, Inc. (Eversana)	Preferred Stock					447	447	0.1	447
Teal Acquisition Co., Inc	Common Stock					5,555	556	0.1	746

							1,956	0.3	2,146

Retailing
Palmetto Moon LLC	Common Stock					61	—	0.1	700
Slickdeals Holdings, LLC(6)	Common Stock					99	891	0.2	1,529
Vivid Seats Ltd.(6) (11) (12)	Common Stock					608,109	608	0.1	922

							1,499	0.4	3,151

Software & Services
Curvature(15)	Common Stock					1,975,461	1,975	0.2	1,072
Lexipol (Ranger Buyer, Inc.)	Common Stock					638	638	0.1	638
Odessa Technologies, Inc.	Common Stock					10,714	1,071	0.2	1,071
Park Place Technologies, LLC	Common Stock					479	479	0.1	479
Park Place Technologies, LLC	Common Stock					685,018	—	—	—
Park Place Technologies, LLC	Common Stock					442,203	27	0.0	27
Saturn Borrower Inc	Common Stock					434,163	434	0.1	445

							4,624	0.7	3,732

Transportation
Xpress Global Systems, LLC	Common Stock					12,544	—	0.2	1,254

Total Equity Investments United States							$95,489	17.6%	$115,568

Total United States							$1,137,568	177.7%	$1,159,851

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(11)	Unsecured Debt	1150 PIK	11.50%	03/2031	$	C2,750	$2,104	0.3	$2,175
VetStrategy(11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027		1,712	1,251	0.2	1,381
VetStrategy(11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027		1,712	1,305	0.2	1,381
VetStrategy(11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027		4,968	3,876	0.6	4,008

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	8.00%	07/2027	$9,176	$6,676	1.1%	$7,403
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	8,742	6,757	1.1	6,914
VetStrategy (5) (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	5,720	4,380	0.7	4,524

					34,780	26,349	4.2	27,786

Telecommunication Services
Sandvine Corporation (11) (12)	Senior Secured Second Lien Term Loan	L+800	8.09%	11/2026	$4,500	4,379	0.7	4,480

Total Debt Investments Canada						$30,728	4.9%	$32,266

Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				1,016,357	$776	0.3	$1,848

Total Equity Investments Canada					1,016,357	776	0.3%	1,848

Total Canada						$31,504	5.2%	$34,114

United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	L+625	6.31%	12/2025	£6,067	$7,463	1.3%	$8,209
Crusoe Bidco Limited (5) (11)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—
Crusoe Bidco Limited (5) (11)	Unitranche First Lien Delayed Draw Term Loan	L+625	6.31%	12/2025	303	399	0.1	410
Nurture Landscapes (11)	Unitranche First Lien Term Loan	S+650	6.55%	06/2028	1,416	1,942	0.3	1,916
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	S+650	6.55%	06/2028	392	519	0.1	530
Nurture Landscapes (5) (11)	Unitranche First Lien Delayed Draw Term Loan	S+650	6.55%	06/2028	2,567	3,068	0.5	3,473

					10,745	13,391	2.3	14,538

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	$4,352	$4,244	0.6%	$4,160
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	9,939	9,693	1.5	9,502
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	4,953	4,830	0.7	4,735
Lion Cashmere Bidco Limited (5) (11)	Unitranche First Lien Revolver	L + 600	6.50%	03/2026	€276	374	—	263
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(83)	—	(138)

						19,058	2.8	18,522

Software & Services
Jordan Bidco, Ltd. (5) (11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£—	$—	—	$(112)
Jordan Bidco, Ltd. (5) (11)	Senior Secured First Lien Revolver	S + 650	6.50%	02/2028	1,102	1,090	0.2	1,046
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	S + 650	6.50%	08/2028	13,234	17,714	2.8	17,422

						18,804	3.0	18,356

Total Debt Investments United Kingdom						$51,253	8.1%	$51,416

Total United Kingdom						$51,253	8.1%	$51,416

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	€1,868	$2,139	0.3%	$2,125
PharComp Parent B.V. (10) (11)	Unitranche First Lien - Last Out Term Loan	E + 650	6.50%	02/2026	6,910	7,684	1.2	7,862

					8,778	9,823	1.5	9,987

Total Debt Investments Netherlands						$9,823	1.5%	$9,987

Total Netherlands						$9,823	1.5%	$9,987

Belgium
Debt Investments
Commercial & Professional Services

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	6.25%	04/2026	€9,507	$10,529	1.7%	$10,764
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	6.41%	04/2026	$4,162	4,077	0.6	4,162

						14,606	2.3	14,926

Total Debt Investments Belgium						$14,606	2.3%	$14,926

Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	72

						92	0.0	72

Total Equity Investments Belgium						$92	0.0%	$72

Total Belgium						$14,698	2.3%	$14,998

Total Investments						$1,244,846	194.8%	$1,270,366

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

*

The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“S”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2021. As of December 31, 2021, the reference rates for the Company’s variable rate loans were the 1 mo. LIBOR at 0.10%, 2 mo. LIBOR at 0.15%, the 3 mo. LIBOR at 0.21%, the 6 mo. LIBOR at 0.34%, the 1 year LIBOR at 0.58%, the Prime at 3.25%, the 1 mo. CDOR at 0.45%, the 1 mo. GBP LIBOR at 0.19%, the 3 mo. GBP LIBOR at 0.26%, the 6 mo. GBP LIBOR at 0.47%, the 1 mo EURIBOR at (0.58)%, the 3 mo. EURIBOR at (0.57)% and the 6 mo. EURIBOR at (0.55)%., and SONIA at 0.19%.Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted to be reflected in the investments local currency of, Canadian Dollars (“C$”), Euros (“€”), or Pound Sterling (“£”).

***	Percentage is based on net assets of $652,285 as of December 31, 2021
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

(3)

The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). See Note 2 “Summary of Significant Accounting Policies”.

(4)

The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

(5)

Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 8 “Commitments and Contingencies”.

(6)

As defined in the 1940 Act, the portfolio company is deemed to be a “non-controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Agreements and Related Party Transactions”.

(7)

As defined in the 1940 Act, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Agreements and Related Party Transactions”.

(8)	Fixed rate investment.
(9)	The investment is on non-accrual status as of December 31, 2021.
(10)

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

(11)

Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 16.06% as of December 31, 2021.

(12)	This investment is valued using observable inputs and is considered a Level 2 investment per FASB guidance under ASC 820. See Note 5 for further information related to investments at fair value.
(13)	This investment was valued using net asset value as a practical expedient for fair value. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.
(14)	Investment is not redeemable.
(15)	Residual interest in Curvature (Beijing) Technology Limited.

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except share and per share data)

Foreign Currency Exchange Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	1,049	CAD	1,348	7/15/2025	$(3)
Wells Fargo Bank, N.A.	USD	933	CAD	1,192	7/31/2025	3
Wells Fargo Bank, N.A.	USD	193	CAD	244	7/31/2025	2
Wells Fargo Bank, N.A.	USD	17	CAD	22	7/31/2025	—
Wells Fargo Bank, N.A.	USD	1,035	CAD	1,336	7/31/2025	(7)
Wells Fargo Bank, N.A.	USD	1,306	CAD	1,703	7/31/2025	(22)
Wells Fargo Bank, N.A.	USD	1,914	CAD	2,432	7/31/2025	15
Wells Fargo Bank, N.A.	USD	2,214	CAD	2,792	7/31/2025	34
Wells Fargo Bank, N.A.	USD	622	CAD	839	7/31/2025	(31)
Wells Fargo Bank, N.A.	USD	775	CAD	994	7/31/2025	(1)
Wells Fargo Bank, N.A.	USD	789	CAD	1,005	7/31/2025	4
Wells Fargo Bank, N.A.	USD	635	CAD	864	7/31/2025	(38)
Wells Fargo Bank, N.A.	USD	325	CAD	422	7/31/2025	(4)
Wells Fargo Bank, N.A.	USD	7,089	CAD	9,712	7/31/2025	(472)
Wells Fargo Bank, N.A.	USD	612	CAD	801	7/31/2025	(12)
Wells Fargo Bank, N.A.	USD	493	CAD	632	7/31/2025	—
Wells Fargo Bank, N.A.	USD	576	CAD	738	7/31/2025	(1)
Wells Fargo Bank, N.A.	USD	1,033	CAD	1,274	7/31/2025	37
Wells Fargo Bank, N.A.	USD	1,795	CAD	2,370	2/28/2031	(28)
Wells Fargo Bank, N.A.	USD	992	EUR	809	2/20/2024	44
Wells Fargo Bank, N.A.	USD	308	EUR	249	2/20/2024	16
Wells Fargo Bank, N.A.	USD	209	EUR	187	2/20/2024	(10)
Wells Fargo Bank, N.A.	USD	8,603	EUR	6,703	2/20/2024	742
Wells Fargo Bank, N.A.	USD	11,682	EUR	9,222	4/10/2024	844
Wells Fargo Bank, N.A.	USD	768	EUR	623	2/20/2026	15
Wells Fargo Bank, N.A.	USD	7,975	GBP	5,885	12/1/2023	35
Wells Fargo Bank, N.A.	USD	395	GBP	294	12/1/2023	(2)
Wells Fargo Bank, N.A.	USD	193	GBP	138	2/13/2025	6
Wells Fargo Bank, N.A.	USD	191	GBP	138	2/13/2025	4
Wells Fargo Bank, N.A.	USD	170	GBP	121	6/3/2026	5
Wells Fargo Bank, N.A.	USD	371	GBP	272	6/3/2026	—
Wells Fargo Bank, N.A.	USD	3,074	GBP	2,237	6/3/2026	22
Wells Fargo Bank, N.A.	USD	1,944	GBP	1,362	6/3/2026	83
Wells Fargo Bank, N.A.	USD	17,790	GBP	12,870	8/24/2026	204
Wells Fargo Bank, N.A.	USD	1,097	GBP	803	8/24/2026	—

Total Foreign Currency Exchange Contracts						$1,484

CAD	Canadian Dollar
EUR	Euro
GBP	Great British Pound
PIK	Payment In-Kind
USD	United States Dollar

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Investments(1) (2)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			01/2023	$—	$(4)	—%	$(10)
Auto-Vehicle Parts, LLC(3)	Senior Secured First Lien Term Loan	L + 450 (100 Floor ) (7)	5.50%	01/2023	4,566	4,535	0.8	4,488
Continental Battery Company(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor )(7)	7.75%	12/2022	6,578	6,522	1.2	6,578
Continental Battery Company(3) (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 675 (100 Floor )(7)	7.75%	12/2022	3,465	3,444	0.6	3,465
Continental Battery Company(3) (5) (6)	Senior Secured First Lien Revolver	L + 675 (100 Floor )(7)	7.75%	12/2022	283	278	0.1	283
Continental Battery Company(3)	Senior Secured First Lien Term Loan	L + 675 (100 Floor )(7)	7.75%	12/2022	3,933	3,902	0.7	3,933
Empire Auto Parts, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			09/2024	—	(5)	—	(8)
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor )(8)	6.50%	09/2024	2,370	2,334	0.4	2,324
Empire Auto Parts, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor )(8)	6.50%	09/2024	2,444	2,411	0.4	2,396

					23,639	23,417	4.2	23,449

Capital Goods
Envocore Holding, LLC(3)	Senior Secured First Lien Term Loan	L + 900 (200 Floor ) (including 425 PIK )(8)	11.00%	06/2022	18,541	15,834	2.6	14,335
Potter Electric Signal Company(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan			12/2024	—	(16)	—	(8)
Potter Electric Signal Company(3) (4) (5) (6)	Senior Secured First Lien Revolver			12/2022	—	(4)	—	(4)
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor )(8)	5.25%	12/2025	2,480	2,461	0.4	2,461
Potter Electric Signal Company(3)	Senior Secured First Lien Term Loan	L + 425 (100 Floor )(8)	5.25%	12/2024	471	468	0.1	467

					21,492	18,743	3.1	17,251

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Commercial & Professional Services
ASP MCS Acquisition Corp.(3) (10)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor )(8)	7.00%	10/2025	$295	$273	0.1	$293
Battery Solutions, Inc.(3) (10)	Unsecured Debt	1200 + 200 PIK(11)	14.00%	11/2021	1,263	1,248	0.2	1,192
BFC Solmetex LLC & Bonded Filter Co. LLC(3) (5)	Unitranche First Lien Revolver	L + 850 (100 Floor )(8)	9.50%	09/2023	750	742	0.1	750
BFC Solmetex LLC & Bonded Filter Co. LLC(3)(5)	Unitranche First Lien Revolver	L + 850 (100 Floor )(8)	9.50%	09/2023	300	296	0.1	300
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor )(8)	9.50%	09/2023	5,920	5,848	1.0	5,920
BFC Solmetex LLC & Bonded Filter Co. LLC(3)	Unitranche First Lien Term Loan	L + 850 (100 Floor )(8)	9.50%	09/2023	618	610	0.1	618
CHA Holdings, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 450(100 Floor)(8)	5.50%	04/2025	1,013	1,010	0.2%	987
CHA Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 450(100 Floor)(8)	5.50%	04/2025	4,805	4,789	0.8	4,683
Consolidated Label Co., LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			07/2026	—	(12)	—	—
Consolidated Label Co., LLC(3)	Senior Secured First Lien Term Loan	L + 575(100 Floor)(8)	6.75%	07/2026	4,339	4,258	0.8	4,339
Digital Room Holdings, Inc.(3)	Senior Secured First Lien Term Loan	L + 500(12)	5.27%	05/2026	6,895	6,602	1.2	6,533
GH Holding Company(3)	Senior Secured First Lien Term Loan	L + 450(7)	4.65%	02/2023	1,459	1,455	0.2	1,412
GI Revelation Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500(7)	5.15%	04/2025	7,321	7,296	1.3	7,049
Hepaco, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500(100 Floor)(7)	6.00%	08/2024	4,156	4,130	0.7	3,999
Hepaco, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 500(100 Floor)(7)	6.00%	08/2024	825	824	0.1	791
Hepaco, LLC(3)	Senior Secured First Lien Term Loan	L + 500(100 Floor)(7)	6.00%	08/2024	5,098	5,067	0.9	4,911
Hercules Borrower LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2026	—	(55)	—	(55)
Hercules Borrower LLC(3)	Unitranche First Lien Term Loan	L + 650(100 Floor)(8)	7.50%	12/2026	19,125	18,650	3.3	18,647
Hsid Acquisition, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500(100 Floor)(8)	6.00%	01/2026	2,893	2,844	0.5	2,893
Hsid Acquisition, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			01/2026	—	(13)	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/ Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC(3)	Senior Secured First Lien Term Loan	L + 500(100 Floor)(7)	6.00%	01/2026	$3,866	$3,799	0.7	$3,866
Impact Group, LLC(3)	Senior Secured First Lien Term Loan	L + 737(100 Floor)(7)	8.37%	06/2023	7,040	5,455	1.2	6,585
Impact Sales, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 737(100 Floor)(7)	8.37%	06/2023	6,645	5,149	1.1	6,216
Institutional Shareholder Services, Inc.(3)	Senior Secured First Lien Term Loan	L + 450(8)	4.75%	03/2026	2,948	2,909	0.5	2,936
Institutional Shareholder Services, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850(8)	8.75%	03/2027	2,000	1,928	0.3	2,000
ISS Compressors Industries, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			02/2026	—	(7)	—	(27)
ISS Compressors Industries, Inc.(3)	Senior Secured First Lien Term Loan	L + 550(100 Floor)(8)	6.50%	02/2026	9,098	9,019	1.6	8,807
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 600(100 Floor)(8)	7.00%	07/2022	691	688	0.1	691
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Revolver	L + 600(100 Floor)(8)	7.00%	07/2022	450	449	0.1	450
Jordan Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 600(100 Floor)(8)	7.00%	07/2022	3,980	3,966	0.7	3,980
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 875(100 Floor)(8)	9.75%	03/2025	467	461	0.1	455
MHS Acquisition Holdings, LLC(3)	Senior Secured Second Lien Term Loan	L + 875(100 Floor)(8)	9.75%	03/2025	8,102	7,956	1.4	7,900
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK(11)	13.50%	03/2026	272	270	—%	264
MHS Acquisition Holdings, LLC(3)	Unsecured Debt	1350 PIK(11)	13.50%	03/2026	817	810	0.1	792
Pinstripe Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600(100 Floor)(8)	7.00%	01/2025	9,825	9,618	1.7	9,807
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600(100 Floor)(8)	7.00%	11/2025	3,715	3,623	0.7	3,715
Pye-Barker Fire & Safety, LLC(3)	Unitranche First Lien Term Loan	L + 600(100 Floor)(8)	7.00%	11/2025	10,024	9,790	1.8	10,024
Receivable Solutions, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2024	—	(4)	—	(3)
Receivable Solutions, Inc.(3)	Senior Secured First Lien Term Loan	L + 500(100 Floor)(7)	6.00%	10/2024	2,070	2,042	0.4	2,047
SavATree, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 500(100 Floor)(8)	6.00%	06/2022	772	766	0.1	772
SavATree, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			06/2022	—	(3)	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
SavATree, LLC(3)	Senior Secured First Lien Term Loan	L + 500(100 Floor)(8)	6.00%	06/2022	$910	$3,887	0.7	$3,910
Service Logic Acquisition, Inc(3) (4) (6) (9)	Senior Secured Second Lien Delayed Draw Term Loan			10/2028	—	(71)	—	—
Service Logic Acquisition, Inc(3)	Senior Secured Second Lien Term Loan	L + 850(100 Floor)(8)	9.50%	10/2028	8,755	8,496	1.6	8,755
Spear Education(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan			02/2025	—	(26)	—	(81)
Spear Education(3)	Senior Secured First Lien Term Loan	L + 550(100 Floor)(8)	6.50%	02/2025	6,823	6,765	1.2	6,646
TecoStar Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850(100 Floor)(8)	9.50%	11/2024	5,000	4,925	0.9	5,000
UP Acquisition Corp.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 625(100 Floor)(7)	7.25%	05/2024	1,189	1,170	0.2	1,163
UP Acquisition Corp.(3) (5) (6)	Unitranche First Lien Revolver	L + 625(100 Floor)(7)	7.25%	05/2024	391	374	0.1	364
UP Acquisition Corp.(3)	Unitranche First Lien Term Loan	L + 625(100 Floor)(7)	7.25%	05/2024	4,334	4,272	0.8	4,242
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Revolver	L + 700(100 Floor) (including 100 PIK)(8)	8.00%	01/2022	710	707	0.1	614
Xcentric Mold and Engineering Acquisition Company, LLC(3)	Senior Secured First Lien Term Loan	L + 700(100 Floor) (including 100 PIK)(8)	8.00%	01/2022	4,416	4,395	0.7	3,819

					175,385	169,440	30.5	170,971

Consumer Durables & Apparel
EiKo Global, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			06/2023	—	(8)	—	—
EiKo Global, LLC(3)	Senior Secured First Lien Term Loan	L + 600(100 Floor)(8)	7.00%	06/2023	3,223	3,188	0.6	3,223

					3,223	3,180	0.6	3,223

Consumer Services
BJH Holdings III Corp.(3)	Unitranche First Lien Term Loan	L + 525(100 Floor)(8)	6.25%	08/2025	13,355	13,194	2.3%	12,921
Cambium Learning Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 850(100 Floor)(8)	9.50%	12/2026	5,000	4,865	0.9	4,800
Colibri Group LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575(100 Floor)(8)	6.75%	05/2025	1,337	1,312	0.2	1,350
Colibri Group LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			05/2025	—	(18)	—	10

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Colibri Group LLC(3)	Unitranche First Lien Term Loan	L + 575(100 Floor)(8)	6.75%	05/2025	$8,126	$7,970	1.5	$8,208
Everlast Parent Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			10/2026	—	(41)	—	—
Everlast Parent Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			10/2026	—	(39)	—	—
Everlast Parent Inc.(3)	Unitranche First Lien Term Loan	L + 650(100 Floor)(8)	7.50%	10/2026	14,028	13,686	2.5	14,028
HGH Purchaser, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 675(100 Floor)(8)	7.75%	11/2025	2,815	2,725	0.5	2,815
HGH Purchaser, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 675(100 Floor)(8)	7.75%	11/2025	101	81	—	101
HGH Purchaser, Inc.(3)	Unitranche First Lien Term Loan	L + 675(100 Floor)(8)	7.75%	11/2025	8,027	7,859	1.4	8,027
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 600(100 Floor)(13)	7.00%	12/2023	5,970	5,824	1.1	6,030
JLL XDD, Inc.(3)	Senior Secured First Lien Term Loan	L + 550(100 Floor)(12)	6.50%	12/2023	2,113	2,076	0.4	2,105
Learn-It Systems, LLC(3) (6) (14)	Senior Secured First Lien Delayed Draw Term Loan	L + 450(100 Floor)(8)	5.50%	03/2025	1,140	1,079	0.2	1,111
Learn-It Systems, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			03/2025	—	(14)	—	(7)
Learn-It Systems, LLC(3)	Senior Secured First Lien Term Loan	L + 450(100 Floor)(8)	5.50%	03/2025	4,337	4,236	0.8	4,288
Southern HVAC Corporation(3) (4) (6) (14)	Unitranche First Lien Delayed Draw Term Loan			10/2025	—	(24)	—	—
Southern HVAC Corporation(3) (4) (5) (6)	Unitranche First Lien Revolver			10/2025	—	(19)	—	—
Southern HVAC Corporation(3)	Unitranche First Lien Term Loan	L + 625(100 Floor)(8)	7.25%	10/2025	5,550	5,442	1.0	5,550
Teaching Strategies LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			05/2024	—	(9)	—	—
Teaching Strategies LLC(3)	Unitranche First Lien Term Loan	L + 600(100 Floor)(8)	7.00%	05/2024	9,141	8,999	1.6	9,141
United Language Group, Inc.(3) (5)	Senior Secured First Lien Revolver	L + 675(100 Floor)(7)	7.75%	12/2021	400	398	0.1	381
United Language Group, Inc.(3)	Senior Secured First Lien Term Loan	L + 675(100 Floor)(7)	7.75%	12/2021	4,641	4,616	0.8	4,419
Vistage Worldwide, Inc.	Senior Secured First Lien Term Loan	L + 400(100 Floor)(8)	5.00%	02/2025	6,134	6,143	1.1	6,092
WeddingWire, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825(8)	8.46%	12/2026	5,000	4,955	0.8	4,604
Wrench Group LLC(3)	Senior Secured Second Lien Term Loan	L + 788(8)	8.13%	04/2027	2,500	2,436	0.4%	2,492

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
					$99,715	$97,732	17.6%	$98,466

Diversified Financials
GGC Aperio Holdings, L.P.(3)	Unitranche First Lien Term Loan	L + 500(8)	5.15%	10/2024	8,405	8,393	1.5	8,410
Goldentree Loan Management US CLO 2, Ltd.(3) (15)	CLO, Series 2017-2A, Class E	L + 470	4.92%	11/2030	2,000	1,902	0.3	1,829

					10,405	10,295	1.8	10,239

Energy
BJ Services, LLC(3) (16) (17)	Unitranche First Lien-Last Out Term Loan			01/2023	8,075	8,014	1.1	6,463
BJ Services, LLC(3)	Unitranche First Lien Term Loan	L + 700 (150 Floor)(8)	8.50%	01/2023	2,668	2,653	0.5	2,668
Black Diamond Oilfield Rentals, LLC(3)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	09/2021	10,386	10,332	1.7	9,645

					21,129	20,999	3.3	18,776

Food & Staples Retailing
Isagenix International, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	06/2025	6,068	6,046	0.6	3,408
PetIQ, LLC(3) (15)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	07/2025	14,812	14,703	2.6	14,812

					20,880	20,749	3.2	18,220

Food, Beverage & Tobacco
Mann Lake Ltd.(3) (5) (6)	Senior Secured First Lien Revolver	L + 750 (100 Floor)(8)	8.50%	10/2024	840	829	0.1	840
Mann Lake Ltd.(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)(8)	8.50%	10/2024	3,826	3,773	0.7	3,826

					4,666	4,602	0.8	4,666

Health Care Equipment & Services
Abode Healthcare, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			08/2025	—	(18)	—	(11)
Abode Healthcare, Inc.(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(8)	6.25%	08/2025	4,740	4,663	0.8	4,693
Aegis Sciences Corporation	Senior Secured First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	05/2025	7,328	6,936	1.2	6,442
Ameda, Inc.(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)(7)	8.00%	09/2022	188	186	—	163
Ameda, Inc.(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)(7)	8.00%	09/2022	2,201	2,185	0.4	2,022
Anne Arundel Dermatology Management, LLC(3) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	491	460	0.1	491
Anne Arundel Dermatology Management, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2025	—	(11)	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Anne Arundel Dermatology Management, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	10/2025	$2,450	$2,403	0.4%	$2,450
Avalign Technologies, Inc.(3)	Senior Secured First Lien Term Loan	L + 450(8)	4.73%	12/2025	16,837	16,709	3.0	16,753
BAART Programs, Inc.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800 (100 Floor)(8)	9.00%	03/2025	1,000	957	0.2	997
BAART Programs, Inc.(3)	Senior Secured Second Lien Term Loan	L + 825 (100 Floor)(18)	9.25%	03/2025	7,000	6,700	1.3	6,977
Centria Subsidiary Holdings, LLC(3) (5) (6)	Unitranche First Lien Revolver	P + 500(19)	8.25%	12/2025	$158	$109	—%	$158
Centria Subsidiary Holdings, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2025	11,753	11,452	2.1	11,753
CRA MSO, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 700 (100 Floor)(7)	8.00%	12/2023	80	78	—	72
CRA MSO, LLC(3)	Senior Secured First Lien Term Loan	L + 700 (100 Floor)(7)	8.00%	12/2023	1,225	1,210	0.2	1,173
ExamWorks Group, Inc.(3)	Senior Secured Second Lien Term Loan	L + 725 (100 Floor)(8)	8.25%	07/2024	5,735	5,642	1.0	5,735
FH MD Buyer, Inc(3)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(7)	6.75%	10/2026	17,264	16,845	3.0	16,832
GrapeTree Medical Staffing, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2022	—	(3)	—	(3)
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	10/2022	1,645	1,633	0.3	1,634
GrapeTree Medical Staffing, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	10/2022	1,383	1,367	0.2	1,374
HCAT Acquisition, Inc.(3)	Unitranche First Lien Delayed Draw Term Loan	L + 925 (100 Floor)(8)	10.25%	11/2022	2,307	2,195	0.4	2,104
HCAT Acquisition, Inc.(3) (20)	Unitranche First Lien Revolver	L + 925 (100 Floor)(8)	10.25%	11/2022	3,837	3,649	0.6	3,499
HCAT Acquisition, Inc.(3)	Unitranche First Lien Term Loan	L + 925 (100 Floor)(8)	10.25%	11/2022	14,666	13,948	2.4	13,375
HCOS Group Intermediate III LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			09/2026	—	(17)	—	(13)
HCOS Group Intermediate III LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	09/2026	11,571	11,348	2.0	11,397
Hospice Care Buyer, Inc.(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			12/2026	—	(40)	—	—

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 650 (100 Floor)(8)	7.50%	12/2026	$31	$183	—%	$231
Hospice Care Buyer, Inc.(3) (6)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(7)	7.50%	12/2026	12,743	12,339	2.3	12,743
IvyRehab Intermediate II, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	—	(28)	—	(14)
IvyRehab Intermediate II, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2024	—	(10)	—	(5)
IvyRehab Intermediate II, LLC(3)	Unitranche First Lien Term Loan	L + 675 (100 Floor)(8)	7.75%	12/2024	8,030	7,872	1.4	7,951
Lightspeed Buyer, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(7)	6.50%	02/2026	1,146	1,120	0.2	1,114
Lightspeed Buyer, Inc.(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)(8)	6.50%	02/2026	350	332	0.1	331
Lightspeed Buyer, Inc.(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	02/2026	9,925	9,752	1.7	9,745
MDVIP, Inc.	Senior Secured First Lien Term Loan	L + 425 (100 Floor)(7)	5.25%	11/2024	9,561	9,561	1.7	9,534
Medsurant Holdings, LLC(3)	Senior Secured Second Lien Term Loan	1300(11)	13.00%	03/2022	7,945	7,907	1.4	7,859
NMN Holdings III Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 775(7)	7.93%	11/2026	$1,667	$1,626	0.3%	$1,641
NMN Holdings III Corp.(3)	Senior Secured Second Lien Term Loan	L + 775(7)	7.93%	11/2026	7,222	7,049	1.3	7,110
NMSC Holdings, Inc.(3)	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)(8)	11.00%	10/2023	4,307	4,230	0.8	4,194
Omni Ophthalmic Management Consultants, LLC(3) (4) (6) (9)	Senior Secured First Lien Delayed Draw Term Loan			03/2021	—	(2)	—	(39)
Omni Ophthalmic Management Consultants, LLC(3) (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor)(7)	8.50%	05/2023	850	843	0.1	797
Omni Ophthalmic Management Consultants, LLC(3)	Senior Secured First Lien Term Loan	L + 750 (100 Floor)(7)	8.50%	05/2023	6,878	6,820	1.2	6,452
Pinnacle Treatment Centers, Inc.(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)(8)	7.25%	12/2022	684	677	0.1	684
Pinnacle Treatment Centers, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2022	—	(5)	—	—
Pinnacle Treatment Centers, Inc.(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	12/2022	8,052	7,996	1.4	8,052
Professional Physical Therapy(3)	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)(8)	9.50%	12/2022	8,975	8,755	1.2	6,855

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

Insurance

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity / Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
Comet Acquisition, Inc.(3)	Senior Secured Second Lien Term Loan	L + 750(8)	7.75%	10/2026	$3,563	$3,556	0.6%	$3,231
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	5,068	4,959	0.9	5,068
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	3,064	2,997	0.5	3,064
Integrity Marketing Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			08/2025	—	(39)	—	—
Integrity Marketing Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	08/2025	12,879	12,618	2.3	12,879
Integro Parent, Inc.(3) (15)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)(7)	6.75%	10/2022	473	470	0.1	473
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Delayed Draw Term Loan	L + 925 (100 Floor)(7)	10.25%	10/2023	380	378	0.1	369
Integro Parent, Inc.(3) (15)	Senior Secured Second Lien Term Loan	L + 925 (100 Floor)(7)	10.25%	10/2023	2,916	2,889	0.5	2,825
The Hilb Group, LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)(7)	6.75%	12/2026	1,019	996	0.2	1,016
The Hilb Group, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2025	—	(7)	—	(1)
The Hilb Group, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	12/2026	3,603	3,524	0.6	3,594
THG Acquisition, LLC(3) (6) (9)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2026	53	31	—	49
THG Acquisition, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			12/2025	—	(4)	—	—
THG Acquisition, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2026	1,069	1,042	0.2	1,066

					34,087	33,410	6.0	33,633

Materials
Kestrel Parent, LLC(3) (4) (6) (20)	Unitranche First Lien Revolver			11/2023	—	(12)	—	—
Kestrel Parent, LLC(3)	Unitranche First Lien Term Loan	L + 575 (100 Floor)(8)	6.75%	11/2025	6,672	6,547	1.2	6,672

					6,672	6,535	1.2	6,672

Pharmaceuticals, Biotechnology & Life Sciences
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Delayed Draw Term Loan	L + 800(7)	8.15%	12/2023	4,760	4,733	0.8	4,663
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	12/2023	5,460	5,428	1.0	5,349
Pharmalogic Holdings Corp.(3)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	12/2023	$5,880	$5,845	1.0%	$5,760

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Teal Acquisition Co., Inc(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			09/2026	$—	(24)	$—%	$—
Teal Acquisition Co., Inc(3) (5) (6)	Unitranche First Lien Revolver	L + 625 (100 Floor)(8)	7.25%	09/2026	274	237	0.1	274
Teal Acquisition Co., Inc(3)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(8)	7.25%	09/2026	9,124	8,861	1.6	9,124
Trinity Partners, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			02/2025	—	(4)	—	—
Trinity Partners, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	02/2025	3,709	3,682	0.7	3,709

					29,207	28,758	5.2	28,879

Retailing
Palmetto Moon LLC,(3)	Senior Secured First Lien Term Loan	1150 + 250 PIK(11)	14.00%	10/2021	4,155	3,397	0.7	3,813
Slickdeals Holdings, LLC(3) (4) (6) (10) (20)	Unitranche First Lien Revolver			06/2023	—	(10)	—	—
Slickdeals Holdings, LLC(3) (10)	Unitranche First Lien Term Loan	L + 625 (100 Floor)(12)	7.25%	06/2024	14,528	14,223	2.6	14,528

					18,683	17,610	3.3	18,341

Software & Services
Affinitiv, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			08/2024	—	(7)	—	—
Affinitiv, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)(8)	8.00%	08/2024	6,435	6,349	1.2	6,435
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Delayed Draw Term Loan			12/2024	964	931	0.1	676
Ansira Partners, Inc.(3) (16)	Unitranche First Lien Term Loan			12/2024	7,122	6,687	0.9	4,997
Avaap USA LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 725 (1007 Floor)(7)	8.25%	03/2023	344	340	0.1	336
Avaap USA LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			03/2023	—	(7)	—	(15)
Avaap USA LLC(3)	Senior Secured First Lien Term Loan	L + 725 (100 Floor)(7)	8.25%	03/2023	3,769	3,727	0.7	3,684
Benesys Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)	5.75%	10/2024	300	294	0.1	295
Benesys, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			10/2024	—	(1)	—	(3)
Benesys, Inc.(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(7)	5.75%	10/2024	1,414	1,400	0.3	1,388
C-4 Analytics, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			08/2023	—	(5)	—	—
C-4 Analytics, LLC(3)	Senior Secured First Lien Term Loan	L + 525 (100 Floor)(7)	6.25%	08/2023	9,916	9,832	1.8	9,916
CAT Buyer, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			04/2024	—	(8)	—	(17)

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
CAT Buyer, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	04/2024	$6,239	$6,154	1.1%	$6,041
Claritas, LLC(3) (5) (6)	Senior Secured First Lien Revolver	L + 600 (100 Floor)(8)	7.00%	12/2023	113	111	—	113
Claritas, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	12/2023	1,093	1,085	0.2	1,093
List Partners, Inc.(3) (4) (5) (6)	Senior Secured First Lien Revolver			01/2023	—	(4)	—%	(6)
List Partners, Inc.(3)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)(7)	6.00%	01/2023	4,495	4,455	0.8	4,440
MRI Software LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	(22)	—	(3)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	(4)	—	(1)
MRI Software LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			02/2026	—	(16)	—	(32)
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2026	149	145	—	149
MRI Software LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(8)	6.50%	02/2026	18,079	17,841	3.2	18,034
Ontario Systems, LLC(3) (4) (6) (9)	Unitranche First Lien Delayed Draw Term Loan			08/2025	—	(4)	—	(38)
Ontario Systems, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 550 (100 Floor)(8)	6.50%	08/2025	200	196	—	183
Ontario Systems, LLC(3)	Unitranche First Lien Term Loan	L + 550 (100 Floor)(7)	6.50%	08/2025	3,209	3,183	0.6	3,098
Park Place Technologies, LLC(3)	Unsecured Debt	1250 PIK(11)	12.50%	05/2029	784	784	0.1	784
Perforce Software, Inc.(3)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	07/2027	5,000	4,977	0.9	5,000
Prism Bidco, Inc.(3) (4) (5) (6)	Unitranche First Lien Revolver			06/2026	—	(23)	—	(13)
Prism Bidco, Inc.(3)	Unitranche First Lien Term Loan	L + 700 (100 Floor)(8)	8.00%	06/2026	7,463	7,254	1.3	7,351
Right Networks, LLC(3) (4) (5) (6)	Unitranche First Lien Revolver			11/2024	—	(4)	—	—
Right Networks, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	11/2024	9,645	9,472	1.7	9,645
Ruffalo Noel Levitz, LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)(8)	7.00%	05/2022	240	238	—	237
Ruffalo Noel Levitz, LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(8)	7.00%	05/2022	2,505	2,489	0.4	2,480
Saturn Borrower Inc(3) (4) (5) (6)	Unitranche First Lien Revolver			09/2026	—	(43)	—	—
Saturn Borrower Inc(3)	Unitranche First Lien Term Loan	L + 650 (100 Floor)(8)	7.50%	09/2026	20,524	19,929	3.7	20,524

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Transportation Insight, LLC(3) (9)	Senior Secured First Lien Delayed Draw Term Loan	L + 450(7)	4.65%	12/2024	$1,277	$1,269	0.2%	$1,226
Transportation Insight, LLC(3) (4) (5) (6)	Senior Secured First Lien Revolver			12/2024	—	(5)	—	(30)
Transportation Insight, LLC(3)	Senior Secured First Lien Term Loan	L + 450(7)	4.65%	12/2024	5,142	5,107	0.9	4,936
Trident Technologies, LLC(3)	Senior Secured First Lien Term Loan	L + 600 (150 Floor)(8)	7.50%	12/2025	14,850	14,658	2.6	14,726
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	641	632	0.1	636
Winxnet Holdings LLC(3)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)(8)	7.00%	06/2023	1,050	1,029	0.2	1,043
Winxnet Holdings LLC(3) (5) (6)	Unitranche First Lien Revolver	L + 600 (100 Floor)(7)	7.00%	06/2023	240	236	—	237
Winxnet Holdings LLC(3)	Unitranche First Lien Term Loan	L + 600 (100 Floor)(7)	7.00%	06/2023	1,950	1,929	0.3	1,936

					135,152	132,580	23.5	131,481

Technology Hardware & Equipment
Onvoy, LLC(3)	Senior Secured Second Lien Term Loan	L + 1050 (100 Floor)(7)	11.50%	02/2025	2,635	2,556	0.5	2,585

Transportation
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	1,196	1,196	0.2	1,184
Pilot Air Freight, LLC(3)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	771	769	0.1	764
Pilot Air Freight, LLC(3) (4) (6) (9)	Senior Secured First Lien Revolver			07/2024	—	—	—	(1)
Pilot Air Freight, LLC(3)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)(8)	5.75%	07/2024	5,363	5,343	1.0	5,310

					7,330	7,308	1.3	7,257

Total Debt Investments United States					$878,578	$856,705	151.8%	$850,093

Equity Investments
Capital Goods
Alion Science and Technology Corporation(3)	Common Stock				745,504	766	0.2	1,392
Envocore Holding, LLC(3)	Preferred Stock				1,139,725	—	—	—

					1,885,229	766	0.2	1,392

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Commercial & Professional Services
Allied Universal holdings, LLC(3)	Common Stock, Class A				$2,240,375	$1,011	0.5%	$2,716
ASP MCS Acquisition Corp.(10)	Common Stock				11,792	1,150	0.3	1,500
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class E				5,275,561	3,669	0.4	2,373
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class A				50,000	—	—	—
Battery Solutions, Inc.(3) (10)	Preferred Stock, Class F				3,333,333	—	—	—
Hercules Borrower LLC(3)	Common Stock				1,153,075	1,153	0.2	1,153
IGT Holding LLC(3)	Preferred Stock				645,730	—	—	—
IGT Holding LLC(3)	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC(3)	Common Stock				10	10	—	—
MHS Acquisition Holdings, LLC(3)	Preferred Stock				1,018	923	0.2	799
My Alarm Center, LLC(3)	Common Stock				129,582	—	—	—
My Alarm Center, LLC(3)	Junior Preferred Stock				2,420	—	—	—
My Alarm Center, LLC(3)	Senior Preferred Stock				2,998	—	—	—
PB Parent, LP(3)	Common Stock				1,125,000	1,125	0.2	1,189
RSI Acquisition, LLC(3)	Preferred Stock, Class A				137,000	137	—	196
Saber Parent Holdings(3)	Common Stock				13,132	1,313	0.2	1,313
TecoStar Holdings, Inc.(3)	Common Stock				500,000	500	0.2	1,024

					15,621,026	10,991	2.2	12,263

Consumer Services
Everlast Holding, Inc.(3)	Common Stock				948	948	0.2	948
Green Wrench Acquisition, LLC(3)	Common Stock				4,082	410	0.1	569
HGH Investment, LP(3)	Common Stock, Class A				4,171	417	0.1	562
Legalshield(3)	Common Stock				372	372	0.1	495
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A1				6,000,000	—	1.3	6,987
Southern Technical Institute, Inc.(3) (10)	Common Stock, Class A				3,164,063	—	—	266
Wrench Group Holdings, LLC(3)	Common Stock, Class A				1,143	115	—	160

					9,174,779	2,262	1.8	9,987

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares	Cost	Percentage of Net Assets **	Fair Value
Diversified Financials
CBDC Senior Loan Fund LLC(15) (21) (22)	Partnership Interest				$40,000,000	$40,000	6.9%	$38,735
GACP II LP(10) (15) (22) (23)	Partnership Interest				16,227,613	16,228	2.9	16,154

					56,227,613	56,228	9.8	54,889

Health Care Equipment & Services
ExamWorks Group, Inc.(3)	Common Stock				7,500	750	0.3	1,586
Hospice Care Buyer, Inc.(3)	Common Stock				11,265	1,127	0.2	1,127
MDVIP, Inc.(3)	Common Stock				46,807	648	0.2	1,169
NMN Holdings LP(3)	Common Stock				11,111	1,111	0.3	1,454
PT Network, LLC(3)	Common Stock, Class C				0.93	—	—	—
SL Topco Holdings, Inc.(3)	Common Stock				68,182	682	0.2	944
Spartan Healthcare Holdings, LLC(3)	Common Stock				11,911	1,191	0.2	1,353

					156,777	5,509	1.4	7,633

Insurance
Integrity Marketing Acquisition, LLC(3)	Common Stock				619,562	648	0.2	1,252
Integrity Marketing Acquisition, LLC(3)	Preferred Stock				1,247	1,216	0.3	1,485
Integro Parent, Inc.(3) (15)	Common Stock				4,468	454	0.1	784

					625,277	2,318	0.6	3,521

Materials
Kestrel Upperco, LLC(3)	Common Stock, Class A				41,791	209	—	240

Media & Entertainment
Conisus, LLC(3) (10)	Common Stock				4,914,556	—	0.8	4,320
Conisus, LLC(3) (10) (24)	Preferred Stock, Series B	1500 PIK	15.00%		18,544,370	10,160	3.3	18,545

					23,458,926	10,160	4.1	22,865

Pharmaceuticals, Biotechnology & Life Sciences
Teal Parent Holdings, LP(3)	Common Stock				4,562	456	0.1	456

Retailing
Palmetto Moon, LLC(3)	Common Stock				99	—	—	—
Slickdeals Holdings, LLC(3) (10)	Common Stock				61	990	0.3	1,482
Vivid Seats Ltd.(3) (10)	Common Stock				608,108	608	0.1	801
Vivid Seats Ltd.(3) (10)	Preferred Stock				1,891,892	1,892	0.5	2,913

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares**		Cost	Percentage of Net Assets ***	Fair Value
						$2,500,160	$3,490	0.9%	$5,196

Software & Services
Curvature(3) (25)	Residual Interest					—	2,482	0.4	2,481
Saturn Topco LP(3)	Common Stock					411,511	412	0.1	412

						411,511	2,894	0.5	2,893

Technology Hardware & Equipment
Onvoy, LLC(3)	Common Stock, Class A					3,649	365	0.1	410
Onvoy, LLC(3)	Common Stock, Class B					2,536	—	—	—

						6,185	365	0.1	410

Transportation
Xpress Global Systems, LLC(3)	Common Stock					12,544	—	—	—

Total Equity Investments United States						110,126,380	$95,648	21.7%	$121,745

Total United States							$952,353	173.5%	$971,838

Canada
Debt Investments
Health Care Equipment & Services
VetStrategy(3) (4) (6) (9) (11)	Unitranche First Lien Delayed Draw Term Loan			07/2027	C$	657	(35)	—	—
VetStrategy(3) (15)	Unitranche First Lien Term Loan	C + 700(100 Floor)(26)	8.00%	07/2027		9,292	6,738	1.3	7,294
VetStrategy(3) (6) (9) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700(100 Floor)(26)	8.00%	07/2027		1,399	973	0.2	1,010
VetStrategy(3) (15)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor )(26)	8.00%	07/2027		1,729	1,259	0.2	1,357

						13,077	8,935	1.7	9,661

Telecommunication Services
Sandvine Corporation(3) (15)	Senior Secured Second Lien Term Loan	L + 800(7)	8.15%	11/2026		4,500	4,359	0.7	4,062

Total Debt Investments Canada					C$	17,577	$13,294	2.4%	$13,723

Equity Investments
Health Care Equipment & Services
VetStrategy(3) (15)	Common Stock					750,000	$560	0.1%	$589

						750,000	560	0.1	589

Total Equity Investments Canada						750,000	$560	0.1%	$589

Total Canada							$13,854	2.5%	$14,312

CRESCENT CAPITAL BDC, INC.

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except share and per share data)

Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares**	Cost	Percentage of Net Assets ***	Fair Value
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan	L + 625(28)	6.27%	12/2025	£303	$398	0.1%	$415
Crusoe Bidco Limited(3) (15)	Unitranche First Lien Term Loan	L + 625(28)	6.28%	12/2025	6,068	7,431	1.5	8,294
Crusoe Bidco Limited(3) (6) (15) (27)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—

					6,371	7,829	1.6	8,709

Consumer Services
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	650(29)	6.62%	02/2027	£3,339	4,241	0.8	4,564
Auction Technology Group(3) (15)	Unitranche First Lien Term Loan	L + 650(29)	6.84%	02/2027	$10,687	10,398	1.9	10,687

					14,026	14,639	2.7	15,251

Total Debt Investments United Kingdom					20,397	$22,468	4.3%	$23,960

Total United Kingdom						$22,468	4.3%	$23,960

Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V.(3) (15) (17)	Unitranche First Lien - Last Out Term Loan	E + 625(30) (31)	6.25%	02/2026	€6,910	7,654	1.5	8,454
PharComp Parent B.V.(3) (6) (15) (27)	Unitranche First Lien Term Loan	E + 625(30) (31)	6.25%	02/2026	187	151	0.1	229

					7,097	7,805	1.6	8,683

Total Debt Investments Netherlands					€7,097	$7,805	1.6%	$8,683

Total Netherlands						$7,805	1.6%	$8,683

Belgium
Debt Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Unitranche First Lien Term Loan	E + 625(31) (32)	6.25%	04/2026	€9,507	10,491	2.0	11,168
Miraclon Corporation(3) (15)	Unitranche First Lien Term Loan	L + 625(12)	7.47%	04/2026	$4,162	4,061	0.7	3,983

					13,669	14,552	2.7	15,151

Total Debt Investments Belgium					13,669	$14,552	2.7%	$15,151

Equity Investments
Commercial & Professional Services
MIR Bidco SA(3) (15)	Common Stock				921	1	—	—
MIR Bidco SA(3) (15)	Preferred Stock				81,384	91	—	57

					82,305	92	—	57

Total Equity Investments Belgium					82,305	$92	—%	$57

Total Belgium						$14,644	2.7%	$15,208

Total Investments						$1,011,124	184.6%	$1,034,001

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

December 31, 2021

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

From time to time, the Company may form wholly owned subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in the best interest of the Company to do so. The Company has formed a wholly owned subsidiary that is structured as a tax blocker, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. This corporate subsidiary is not consolidated for income tax purposes and may incur income tax expenses as a result of its ownership of portfolio companies. The Company has also formed a special purpose vehicle that holds certain debt investments in connection with a credit facility.

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

Note 2. Summary of Significant Accounting Policies

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is borrow local currency under the Company’s credit facilities or to enter into foreign currency forward contracts.

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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method or the effective yield method, depending on the type of debt instrument. See Note 6 for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, the Company had three portfolio companies with five investment positions on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2020, the Company had two portfolio companies with three investment positions on non-accrual status, which represented 1.7% and 1.3% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2021, the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

In order for the Company not to be subject to federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections), (ii) 98.2% of its net capital gains from the current year and (iii) any undistributed ordinary income and net capital gains from preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company accrues excise tax on estimated undistributed taxable income as required on a quarterly basis

CBDC Universal Equity, Inc., a wholly-owned subsidiary of the Company, is a taxable entity (“Taxable Subsidiary”). The Taxable Subsidiary permits the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continues to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”) “Reference Rate Reform (Topic 848): Scope. This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. The adoption of this guidance has no material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred administrative services expenses of $1,028, $819 and $657, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations, of which $354 and $321, respectively, were payable at December 31, 2021 and 2020. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory Agreement

On June 2, 2015, the Company entered into an investment advisory agreement with the Adviser which was most recently amended and restated (the “Investment Advisory Agreement”) on January 5, 2021. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 after the closing of the Alcentra Acquisition so that only 0.75% shall be charged for such time period. The Adviser has also voluntarily waived its right to receive management fees that would result from the Company’s investments in GACP II LP and WhiteHawk III Onshore Fund LP.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred management fees of $14,118, $11,438 and $9,198, of which $3,302, $4,672 and $4,502, respectively, were waived. As of December 31, 2021 and 2020, management fees of $3,830 and $1,867, respectively, were unpaid.

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. The income and capital gains incentive fees were previously waived from April 1, 2018 through February 1, 2020. Additionally, On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income falls short of the regular declared dividend on a full dollar basis. The waiver is effective from July 31, 2021 through December 31, 2022. The Adviser has also voluntarily waived its right to receive income incentive fees that would result from the Company’s investments in GACP II LP and WhiteHawk III Onshore Fund LP.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee , expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.75% per quarter or 7.0% annualized (1.50% per quarter and 6.0% annualized prior to February 1, 2020), and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred income incentive fees of $9,849, $8,639 and $4,752, of which $7,517, $8,639 and $4,752, respectively, were waived. As of December 31, 2021 and 2020, income incentive fees of $600 and $0, respectively, were unpaid.

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

For the years ended December 31, 2021, 2020 and 2019, the Company recorded capital gains incentive fees on unrealized capital appreciation of $6,324, $0 and $0 respectively, of which $6,324 and $0 were accrued and unpaid at December 31, 2021 and 2020.

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

A portion of the outstanding shares of the Company’s common stock is owned by Crescent. At December 31, 2021 and 2020, Crescent and other related parties owned 1.93% and 2.11%, respectively, of the outstanding common shares of the Company. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of December 31, 2021, Sun Life owned 2.15% of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

In connection with the November 18, 2021 common equity offering totaling $58,018, the Advisor provided transaction support of $5,386, which is reflective of the difference between the actual public offering price and the net proceeds per share received by the Company in this offering and represents payments to the underwriters. In addition, the Advisor paid the sales load payable to the underwriters totaling $2,105. The Company is not obligated to repay the supplemental payment and sales load paid by the Advisor.

Investments in and affiliated and controlled companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non- controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments and the summary tables below.

The Company’s investments in non-controlled affiliates for the year ended December 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$3	$(3)	$—	$(177)	$1,616	$25
Battery Solutions, Inc.	3,565	567	—	—	2,899	7,031	230
Conisus, LLC	22,865	1,026	(38,628)	27,440	(12,703)	—	1,026
GACP II LP(1)	16,154	—	(3,332)	—	(203)	12,619	1,373
Slickdeals Holdings, LLC	16,010	88	(381)	72	58	15,847	1,127
Southern Technical Institute, Inc.	7,253	—	—	—	433	7,686	1,041
Vivid Seats Ltd.	3,714	—	(3,190)	1,298	(900)	922	—
WhiteHawk III Onshore Fund L.P.	—	5,851	—	—	129	5,980	—

Total Non-Controlled Affiliates	$71,354	$7,535	$(45,534)	$28,810	$(10,464)	$51,701	$4,822

The Company’s investments in non-controlled affiliates for the year ended December 31, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions (2)	Gross Reductions (3)		Net Realized Gains/ (Losses)		Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2020	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
APC Auto Technology Intermediate, LLC	$928	$—	$	—	$	(1,847)	$919	$—	$—
ASP MCS Acquisition	—	5,224		(13.00)		(3,788)	370	1,793	76
Battery Solutions, Inc.	—	4,917		—		—	(1,352)	3,565	178
Conisus, LLC	—	10,160		—		—	12,705	22,865	1433
GACP II LP(1)	18,564	2,465		(4,305)		—	(570)	16,154	2,407
Slickdeals Holdings, LLC	15,933	82		(348)		50	293	16,010	1,189
Southern Technical Institute, Inc.	—	—		(1,271)		1,271	7,253	7,253	—
Vivid Seats Ltd.	3,646	—		—		—	68	3,714	—

Total Non-Controlled Affiliates	$39,071	$22,848	$	(5,937)	$	(4,314)	$19,686	$71,354	$5,283

(1)

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The Company’s investment in GACP II LP and the related income generated by it were reclassified from non-controlled non-affiliated to non-controlled affiliated investment for the prior periods presented in the consolidated financial statements.

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

The Company’s investments in controlled affiliates for the year ended December 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$625	$39,360	$3,200
Envocore LLC	—	13,431	—	—	(23)	13,408	2

Total Controlled Affiliates	$38,735	$13,431	$—	$—	$602	$52,768	$3,202

The Company’s investments in controlled affiliates for the year ended December 31, 2020 were as follows (in thousands):

	Fair Value as of December 31, 2019	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2020	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$34,442	$7,000	$(1,000)	$—	$(1,707)	$38,735	$2,200

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

Investments at fair value consisted of the following (in thousands):

	As of December 31,2021			As of December 31,2020
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$335,207	$329,795	$(5,412)	$380,909	$373,633	$(7,276)
Unitranche First Lien	719,594	731,017	11,423	408,177	413,543	5,366
Unitranche First Lien—Last Out	15,698	13,723	(1,975)	15,668	14,917	(751)
Senior Secured Second Lien	72,413	72,723	310	105,056	104,656	(400)
Unsecured Debt	5,577	5,620	43	3,112	3,032	(80)
Equity & Other	37,611	59,528	21,917	41,974	69,331	27,357
LLC/LP Equity Interests	58,746	57,960	(786)	56,228	54,889	(1,339)

Total investments	$1,244,846	$1,270,366	$25,520	$1,011,124	$1,034,001	$22,877

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2021	Percentage of Fair Value	Fair Value as of December 31, 2020	Percentage of Fair Value
Health Care Equipment & Services	$380,046	29.93%	$269,614	26.08%
Software & Services	246,352	19.39	134,374	13.00
Commercial & Professional Services	202,311	15.93	207,151	20.03
Consumer Services	94,292	7.42	123,704	11.96
Diversified Financials	57,960	4.56	65,128	6.30
Insurance	54,439	4.29	37,154	3.59
Pharmaceuticals, Biotechnology & Life Sciences	53,005	4.17	38,018	3.68
Automobiles & Components	37,835	2.98	23,449	2.27
Capital Goods	37,328	2.94	18,643	1.80
Retailing	34,275	2.70	23,537	2.28
Consumer Durables & Apparel	18,522	1.46	3,223	0.31
Energy	15,155	1.19	18,776	1.82
Food, Beverage & Tobacco	9,838	0.77	4,666	0.45
Transportation	9,297	0.73	7,257	0.70
Materials	6,912	0.54	6,912	0.67
Telecommunication Services	4,480	0.35	4,062	0.39
Food & Staples Retailing	4,209	0.33	18,220	1.76
Household & Personal Products	4,110	0.32	4,253	0.41
Technology, Hardware & Equipment	—	—	2,995	0.29
Media & Entertainment	—	—	22,865	2.21

Total investments	$1,270,366	100.00%	$1,034,001	100.00%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2021	Percentage of Fair Value	Fair Value as of December 31, 2020	Percentage of Fair Value
United States	$1,159,851	91.29%	$971,838	93.99%
United Kingdom	51,416	4.05	23,960	2.32
Canada	34,114	2.69	15,208	1.47
Belgium	14,998	1.18	14,312	1.38
Netherlands	9,987	0.79	8,683	0.84

Total investments	$1,270,366	100.00%	$1,034,001	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$60,944	$268,851	$329,795
Unitranche First Lien	—	19,721	711,296	731,017
Unitranche First Lien – Last Out	—	—	13,723	13,723
Senior Secured Second Lien	—	25,139	47,584	72,723
Unsecured Debt	—	—	5,620	5,620
Equity & Other	—	922	58,606	59,528

Subtotal	$—	$106,726	$1,105,680	$1,212,406
Investments Measured at NAV (1)				57,960

Total Investments				$1,270,366

Foreign Currency Forward Contracts	$—	$1,484	$—	$1,484

The following table presents fair value measurements of investments as of December 31, 2020 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$33,735	$339,898	$373,633
Unitranche First Lien	—	—	413,543	413,543
Unitranche First Lien – Last Out	—	—	14,917	14,917
Senior Secured Second Lien	—	—	104,656	104,656
Unsecured Debt	—	—	3,032	3,032
Equity & Other	—	1,500	67,831	69,331

Subtotal	$—	$35,235	$943,877	$979,112
Investments Measured at NAV (1)				54,889

Total Investments				$1,034,001

Foreign Currency Forward Contracts	$—	$(632)	$—	$(632)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2021, based off of the fair value hierarchy at December 31, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	6,176	3,632	31	1,131	16	3	10,989
Paid in-kind interest	1,533	—	—	—	589	1,026	3,148
Net realized gain (loss)	(3,674)	299	—	1	(104)	36,572	33,094
Net change in unrealized appreciation (depreciation)	(346)	6,052	(1,225)	(594)	123	(5,566)	(1,556)
Purchases	136,438	419,097	—	10,274	2,307	13,390	581,506
Sales/return of capital/principal repayments/paydowns	(187,416)	(113,180)	—	(55,987)	(343)	(55,351)	(412,277)
Transfers in	—	—	—	—	—	1,501	1,501
Transfers out	(23,758)	(18,147)	—	(11,897)	—	(800)	(54,602)

Balance as of December 31, 2021	$268,851	$711,296	$13,723	$47,584	$5,620	$58,606	$1,105,680

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2021	$829	$6,735	$(1,226)	$(490)	$125	$10,963	$16,936

During the year ended December 31, 2021, the Company recorded $54,602 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $1,501 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2020, based off of the fair value hierarchy at December 31, 2020 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$268,193	$218,416	$16,044	$49,569	$7,414	$21,432	$581,068
Amortized discounts/premiums	1,776	1,669	35	218	119	10	3,827
Paid in-kind interest	1,399	352	—	267	175	1,432	3,625
Net realized gain (loss)	(334)	—	—	(9,002)	—	(667)	(10,003)
Net change in unrealized appreciation (depreciation)	(3,670)	833	(949)	5,855	(114)	23,467	25,422
Purchases	155,047	239,785	—	62,622	1,981	22,376	481,811
Sales/return of capital/principal repayments/paydowns	(89,512)	(47,512)	(213)	(4,873)	(6,543)	(219)	(148,872)
Transfers in	6,999	—	—	—	—	—	6,999
Transfers out	—	—	—	—	—	—	—

Balance as of December 31, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2021	$(3,286)	$(2,116)	$(949)	$(253)	$46	$2,518	$(4,040)

During the year ended December 31, 2020, the Company recorded $0 in transfers from Level 3 to Level 2 and $6,999 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2021 and 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$227,225	Discounted Cash Flows	Discount Rate	5.5%- 23.0%(8.0%)
	5,509	Enterprise Value	Comparable EBITDA Multiple	10.3x- 10.3x(10.3x)
	36,117	Broker Quoted	Broker Quote	N/A

	$268,851
Unitranche First Lien	$665,759	Discounted Cash Flows	Discount Rate	5.1%- 10.4%(7.1%)
	277	Collateral Analysis	Recovery Rate	100.0%
	45,260	Broker Quoted	Broker Quote	N/A

	$711,296
Unitranche First Lien—Last Out	$7,862	Discounted Cash Flows	Discount Rate	6.5%- 6.5%(6.5%)
	5,861	Collateral Analysis	Recovery Rate	72.6%

	$13,723
Senior Secured Second Lien	$47,295	Discounted Cash Flows	Discount Rate	8.0%- 21.7%(10.5%)
	289	Broker Quoted	Broker Quote	N/A

	$47,584
Unsecured Debt	$5,620	Discounted Cash Flows	Discount Rate	11.5%- 16.0%(13.4%)
Equity & Other	$57,279	Enterprise Value	Comparable EBITDA Multiple	6.3x- 32.4x(9.8x)
	1,327	Broker Quoted	Broker Quote	N/A

	$58,606

Total	$1,105,680

	Fair value as of December 31, 2020 (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien	$301,956	Discounted Cash Flows	Discount Rate	4.7%-25.2% (7.3%)
	21,189	Enterprise Value	Comparable EBITDA Multiple	3.7x-16.6x (7.9x)
	16,753	Broker Quoted	Broker Quote	N/A

	$339,898

Unitranche First Lien	$392,281	Discounted Cash Flows	Discount Rate	4.8%-15.0%(7.0%)
	5,673	Enterprise Value	Comparable EBITDA Multiple	5.9x-5.9x (5.9x)
	2,668	Collateral Analysis	Recovery Rate	100.0%
	12,921	Broker Quoted	Broker Quote	N/A

	$413,543

Unitranche First Lien - Last Out	$8,454	Discounted Cash Flows	Discount Rate	6.2%-6.2%(6.2%)
	6,463	Collateral Analysis	Recovery Rate	80.0%

	$14,917

Senior Secured Second Lien	$104,362	Discounted Cash Flows	Discount Rate	7.5%-14.0%(9.5%)
	294	Broker Quoted	Broker Quote	N/A

	$104,656

Unsecured Debt	$3,032	Discounted Cash Flows	Discount Rate	12.5%-21.4% (16.6%)
Equity & Other	$66,002	Enterprise Value	Comparable EBITDA Multiple	1.5x-25.9x (10.2x)
	1,829	Broker Quoted	Broker Quote	N/A

	$67,831

Total	$943,877

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021 and 2020. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Note 6. Debt

Debt consisted of the following (in thousands):

	As of December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$249,500	$100,500	$249,500	$269,805	2.53%
SMBC Corporate Revolving Facility	300,000	203,437	96,563	203,437	25,033	2.39%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes	135,000	135,000	—	135,000	99,685	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83,147	—%
InterNotes®	—	—	—	—	3,005	—%

Total Debt	$835,000	$637,937	$197,063	$637,937	$530,675	3.15%

	As of December 31, 2020
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$260,210	$89,790	$260,210	$235,263	2.63%
Corporate Revolving Facility	200,000	149,904	50,096	149,904	150,378	2.93%
2023 Unsecured Notes	50,000	50,000	—	50,000	15,027	6.49%
InterNotes®	16,418	16,418	—	16,418	20,398	6.40%

Total Debt	$616,418	$476,532	$139,886	$476,532	$421,066	3.26%

(1)	The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)	The amount presented excludes netting of deferred financing costs.

As of December 31, 2021 and 2020, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2021 and 2020, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of December 31, 2021 and 2020, the Company was in compliance with the terms and covenants of its debt arrangements.

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

The margin is between 1.65% and 2.10% as determined by the proportion of liquid and illiquid loans pledged to the SPV Asset Facility. The Company generally pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of December 31, 2021 and 2020, deferred financing costs related to the SPV Asset Facility were $2,718 and $2,540, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

SMBC Corporate Revolving Facility

On October 27, 2021, the Company entered into a senior secured revolving credit agreement with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $300,000, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no LIBOR floor. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of December 31, 2021 and 2020, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,569 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Ally Corporate Revolving Facility

On August 20, 2019, the Company entered into the “Ally Corporate Revolving Facility” with Ally Bank, as Administrative Agent and Arranger. The maximum principal amount of the Ally Corporate Revolving Facility was $200 million, subject to availability under the borrowing base. Borrowings under the Ally Corporate Revolving Facility bore interest at LIBOR plus a 2.35% margin with no LIBOR floor.

Costs incurred in connection with obtaining the Ally Corporate Revolving Facility have been recorded as deferred financing costs and are being amortized over the life of the Ally Corporate Revolving Facility on an effective yield basis. As of December 31, 2020, deferred financing costs related to the Ally Corporate Revolving Facility were $1,360 and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

We terminated the Ally Corporate Revolving Facility and accelerated the amortization of the remaining unamortized deferred financing costs totaling $1,053 concurrent with the closing of the SMBC Corporate Revolving Facility, on October 27, 2021.

2023 Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25,000 issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of December 31, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of December 31, 2021 and 2020, deferred financing costs related to the 2023 Unsecured Notes were $429 and $700, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2026 Unsecured Notes

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17th and August 17th of each year. As of December 31, 2021, the Company was in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of December 31, 2021 and 2020, deferred financing costs related to the 2026 Unsecured Notes were $1,181 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, Ally Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes® were as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Borrowing interest expense	$16,166	$13,417	$12,068
Unused facility fees	1,046	740	254
Amortization of financing costs	2,554	1,328	1,040

Total interest and credit facility expenses	$19,766	$15,485	$13,362

Weighted average outstanding balance	$530,675	$421,066	$275,905

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of December 31, 2021 and 2020, $210 and $0, respectively, have been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the years ended December 31, 2021 and 2020 the Company’s average USD notional exposure to foreign currency forward contracts was $61,487 and $35,788 respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements.

As of December 31, 2021 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$2,115	$(631)	$1,484	$210	$—

As of December 31, 2020 (in thousands):

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Wells Fargo Bank, N.A.	$264	$(896)	$(632)	$—	$(632)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the years ended December 31
	2021	2020	2019
Net realized gain (loss) on foreign currency forward contracts	$(193)	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2,116	(1,324)	675

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$1,923	$(1,324)	$675

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021 and 2020, the Company had aggregated unfunded commitments totaling $195,622 and $80,837, respectively, including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31,2021		As of December 31,2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Abode Healthcare, Inc.	Revolver	—	$—	8/25/2025	$1,150
ACI Group Holdings, Inc. (6)	Delayed Draw Term Loan	8/2/2023	2,564	—	—
ACI Group Holdings, Inc. (4)	Revolver	8/2/2027	738	—	—
Affinitiv, Inc. (4)	Revolver	8/26/2024	567	8/26/2024	567
Ameda, Inc. (4)	Revolver	9/29/2022	113	9/29/2022	113
Anne Arundel Dermatology Management, LLC	Revolver	—	—	10/16/2022	1,159
Anne Arundel Dermatology Management, LLC	Delayed Draw Term Loan	—	—	10/16/2025	550
Apps Associates LLC (6)	Delayed Draw Term Loan	7/2/2023	1,800	—	—
Apps Associates LLC (4)	Revolver	7/2/2027	800	—	—
Arrow Management Acquisition, LLC (6)	Delayed Draw Term Loan	10/14/2023	2,028	—	—
Arrow Management Acquisition, LLC (4)	Revolver	10/14/2027	700	—	—
Auto-Vehicle Parts, LLC (4)	Revolver	1/3/2023	600	1/3/2023	600
Avaap USA LLC	Revolver	—	—	3/22/2023	650
Banker’s Toolbox, Inc. (6)	Delayed Draw Term Loan	7/27/2023	6,711	—	—
Banker’s Toolbox, Inc. (4)	Revolver	7/27/2027	2,406	—	—
Belay Inc. (4)	Revolver	11/15/2025	650	—	—
Benesys Inc. (4)	Revolver	10/5/2024	150	10/5/2024	150
BioAgilytix (6)	Delayed Draw Term Loan	12/21/2023	2,543	—	—
C-4 Analytics, LLC (4)	Revolver	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC (4)	Revolver	4/11/2024	550	4/11/2024	550
Centria Subsidiary Holdings, LLC (4)	Revolver	12/9/2025	1,974	12/9/2025	1,816
Claritas, LLC (4)	Revolver	12/21/2023	278	12/21/2023	188
Colibri Group LLC	Revolver	—	—	5/1/2025	1,000
Consolidated Label Co., LLC (4)	Revolver	7/15/2026	650	7/15/2026	650
Continental Battery Company	Delayed Draw Term Loan	—	—	12/14/2022	567
CRA MSO, LLC (4)	Revolver	12/17/2023	140	12/17/2023	120
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	532	12/5/2020	538
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	167	12/10/2025	169
Effective School Solutions LLC (4)	Revolver	11/30/2027	1,450	—	—
Effective School Solutions LLC (6)	Delayed Draw Term Loan	11/30/2023	2,200	—	—
EiKo Global, LLC	Revolver	—	—	6/1/2023	750
Empire Auto Parts, LLC	Revolver	—	—	9/5/2023	400
EMS Buyer, Inc. (4)	Revolver	11/23/2027	550	—	—
Envocore Holding, LLC (4)	Revolver	12/31/2025	2,169	—	—
Eshipping (6)	Delayed Draw Term Loan	11/5/2023	1,850	—	—
Eshipping (4)	Revolver	11/5/2027	953	—	—
Everlast Parent Inc. (4)	Revolver	10/30/2026	1,611	10/30/2022	3,412
Everlast Parent Inc.	Delayed Draw Term Loan	—	—	10/30/2026	1,611
Evolution BuyerCo, Inc. (4)	Revolver	4/30/2027	729	—	—
Evolution BuyerCo, Inc. (6)	Delayed Draw Term Loan	4/30/2023	1,072	—	—
FS Whitewater Borrower, LLC (6)	Delayed Draw Term Loan	12/21/2022	1,724	—	—
FS Whitewater Borrower, LLC (6)	Delayed Draw Term Loan	12/21/2023	435	—	—
FS Whitewater Borrower, LLC (4)	Revolver	12/21/2027	690	—	—
Galway Borrower, LLC (4)	Delayed Draw Term Loan	9/30/2023	1,945	—	—
Galway Borrower, LLC (4)	Revolver	9/30/2027	926	—	—
GrapeTree Medical Staffing, LLC (4)	Revolver	5/29/2024	600	—	—
GrapeTree Medical Staffing, LLC (6)	Delayed Draw Term Loan	3/31/2022	2,750	—	—
GH Parent Holdings Inc. (4)	Revolver	5/4/2027	1,875	—	—
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2023	5,542	—	—
Granicus, Inc. (4)	Revolver	1/29/2027	805	—	—
Granicus, Inc. (6)	Delayed Draw Term Loan	4/23/2023	3,135	—	—
GrapeTree Medical Staffing, LLC	Revolver	—	—	10/19/2022	450
Great Lakes Dental Partners, LLC (6)	Delayed Draw Term Loan	6/23/2023	850	—	—
Great Lakes Dental Partners, LLC (4)	Revolver	6/23/2026	190	—	—
HCOS Group Intermediate III LLC (4)	Revolver	9/30/2026	1,150	9/30/2026	900
Hepaco, LLC (4)	Revolver	8/18/2024	152	8/18/2023	92
Hepaco, LLC	Delayed Draw Term Loan	—	—	8/18/2024	112
Hercules Borrower LLC (4)	Revolver	12/15/2026	2,222	12/15/2026	2,222

		As of December 31,2021		As of December 31,2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Hercules Borrower LLC (6)	Delayed Draw Term Loan	9/10/2023	2,252	—	—
HGH Purchaser, Inc. (6)	Delayed Draw Term Loan	2/10/2023	557	—	—
HGH Purchaser, Inc.	Delayed Draw Term Loan	—	—	11/1/2021	557
HGH Purchaser, Inc. (4)	Revolver	11/3/2025	733	11/3/2025	912
Homecare Partners Management, LLC (4)	Revolver	5/25/2027	807	—	—
Hospice Care Buyer, Inc. (4)	Revolver	12/9/2026	624	6/9/2021	2,679
Hospice Care Buyer, Inc.	Delayed Draw Term Loan	—	—	12/9/2026	1,386
Hospice Care Buyer, Inc.	Term Loan	—	—	12/9/2026	1,668
Hsid Acquisition, LLC (4)	Revolver	1/31/2026	750	1/31/2026	750
Integrity Marketing Acquisition, LLC (4)	Revolver	8/27/2025	1,409	8/27/2025	1,409
ISS Compressors Industries, Inc. (4)	Revolver	2/5/2026	833	2/5/2026	833
IvyRehab Intermediate II, LLC (4)	Revolver	12/4/2024	370	12/4/2022	1,450
IvyRehab Intermediate II, LLC	Delayed Draw Term Loan	—	—	12/4/2024	500
IvyRehab Intermediate II, LLC (6)	Delayed Draw Term Loan	9/13/2023	1,351	—	—
Jordan Bidco, Ltd.	Delayed Draw Term Loan	8/31/2024	4,132	—	—
Jordan Bidco, Ltd. (8)	Revolver	2/28/2028	964	—	—
JTM Foods LLC (4)	Revolver	5/14/2027	480	—	—
JTM Foods LLC (4)	Delayed Draw Term Loan	11/14/2022	750	—	—
Kestrel Parent, LLC (3)	Revolver	11/13/2023	871	11/13/2023	871
Learn-It Systems, LLC (4)	Revolver	3/18/2025	270	3/18/2022	1,456
Learn-It Systems, LLC (5)	Delayed Draw Term Loan	3/18/2022	42	3/18/2025	600
Learn-It Systems, LLC (5)	Delayed Draw Term Loan	5/4/2023	1,924	—	—
Lexipol (Ranger Buyer, Inc.) (4)	Revolver	11/18/2027	884	—	—
Lightspeed Buyer, Inc. (4)	Revolver	2/3/2026	770	8/3/2021	648
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	—	—	2/3/2026	700
Lightspeed Buyer, Inc. (6)	Delayed Draw Term Loan	2/28/2023	5,100	—	—
Lion Cashmere Bidco Limited (7)	Revolver	2/23/2026	1,989	—	—
Lion Cashmere Bidco Limited (7)	Delayed Draw Term Loan	9/23/2024	3,137	—	—
List Partners, Inc. (4)	Revolver	1/5/2023	450	1/5/2023	450
Mann Lake Ltd.	Revolver	—	—	10/4/2024	60
MHS Acquisition Holdings, LLC (6)	Delayed Draw Term Loan	7/21/2023	95	—	—
MHS Acquisition Holdings, LLC (4)	Revolver	7/21/2027	150	—	—
MRI Software LLC	Delayed Draw Term Loan	—	—	2/10/2022	519
MRI Software LLC (4)	Revolver	2/10/2026	1,266	2/10/2026	1,184
MRI Software LLC	Delayed Draw Term Loan	—	—	2/10/2026	1,266
New Era Technology, Inc. (4)	Revolver	10/31/2026	152	—	—
New Era Technology, Inc. (6)	Delayed Draw Term Loan	10/31/2022	673	—	—
Nexant Volt MergerSub, Inc. (4)	Revolver	5/11/2027	100	—	—
Nurture Landscapes (10)	Delayed Draw Term Loan	6/2/2028	11,411	—	—
Odessa Technologies, Inc. (6)	Delayed Draw Term Loan	10/19/2023	1,786	—	—
Odessa Technologies, Inc. (4)	Revolver	10/19/2027	2,500	—	—
Omni Ophthalmic Management Consultants, LLC (4)	Revolver	5/31/2023	510	—	—
Omni Ophthalmic Management Consultants, LLC	Delayed Draw Term Loan	—	—	2/28/2021	623
Ontario Systems, LLC	Delayed Draw Term Loan	—	—	9/5/2021	1,100
Ontario Systems, LLC (4)	Revolver	8/30/2025	500	8/30/2025	300
Ontario Systems, LLC (6)	Delayed Draw Term Loan	8/19/2023	213	—	—
Painters Supply & Equipment Company (6)	Delayed Draw Term Loan	8/10/2023	900	—	—
Painters Supply & Equipment Company (4)	Revolver	8/10/2027	408	—	—
Patriot Acquisition Topco S.A.R.L (4)	Revolver	1/29/2026	1,770	—	—
Patriot Growth Insurance Services, LLC (5)	Delayed Draw Term Loan	10/14/2023	2,594	—	—
Patriot Growth Insurance Services, LLC (4)	Revolver	10/14/2028	660	—	—
PharComp Parent B.V.	Delayed Draw Term Loan	—	—	2/20/2026	2,056
Pharmalogics Recruiting, LLC (6)	Delayed Draw Term Loan	9/27/2023	4,644	—	—

		As of December 31,2021		As of December 31,2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Pilot Air Freight, LLC (6)	Revolver	7/25/2024	100	7/25/2024	100
Pinnacle Treatment Centers, Inc. (6)	Delayed Draw Term Loan	1/17/2022	457	1/17/2022	457
Pinnacle Treatment Centers, Inc. (4)	Revolver	12/31/2022	571	12/31/2022	571
Potter Electric Signal Company	Delayed Draw Term Loan	—	—	12/19/2021	1,123
Potter Electric Signal Company (4)	Revolver	12/19/2024	462	12/19/2024	550
Premier Dental Care Management, LLC (6)	Delayed Draw Term Loan	8/5/2023	3,784	—	—
Premier Dental Care Management, LLC (4)	Revolver	8/5/2027	1,266	—	—
Prism Bidco, Inc. (4)	Revolver	6/25/2026	833	6/25/2026	833
PromptCare Intermediate, LP (6)	Delayed Draw Term Loan	9/1/2023	3,486	—	—
PT Network, LLC (4)	Revolver	11/30/2023	280	11/30/2023	400
Pye-Barker Fire & Safety, LLC (6)	Delayed Draw Term Loan	11/26/2023	1,401	—	—
Pye-Barker Fire & Safety, LLC (4)	Revolver	11/26/2027	1,531	—	—
Receivable Solutions, Inc. (4)	Revolver	10/1/2024	300	10/1/2024	300
Right Networks, LLC	Revolver	—	—	11/4/2024	232
Ruffalo Noel Levitz, LLC (4)	Revolver	5/29/2022	300	5/29/2022	60
Safco Dental Supply, LLC (4)	Revolver	6/14/2025	600	6/14/2025	600
Saturn Borrower Inc (4)	Revolver	9/30/2026	605	9/30/2026	1,513
SavATree, LLC	Delayed Draw Term Loan	—	—	6/2/2020	122
SavATree, LLC	Revolver	—	—	6/2/2022	550
Seko Global Logistics Network, LLC (4)	Revolver	12/20/2026	1,300	—	—
Seniorlink Incorporated (4)	Revolver	7/17/2026	1,038	7/17/2026	1,037
Service Logic Acquisition, Inc. (11)	Delayed Draw Term Loan	10/30/2022	389	10/30/2022	2,432
Slickdeals Holdings, LLC (3)	Revolver	6/12/2023	727	6/12/2023	727
Smartronix, LLC (4)	Revolver	11/23/2027	3,290	—	—
Smile Brands, Inc.	Revolver	—	—	10/12/2023	300
Smile Doctors LLC	Revolver	—	—	10/6/2022	1,070
Smile Doctors LLC (6)	Delayed Draw Term Loan	12/23/2023	1,654	—	—
Smile Doctors LLC (4)	Revolver	12/23/2027	1,201	—	—
Southern HVAC Corporation	Revolver	—	—	10/30/2022	2,450
Southern HVAC Corporation	Delayed Draw Term Loan	—	—	10/30/2022	1,000
Spear Education (6)	Delayed Draw Term Loan	2/26/2022	3,125	2/3/2026	3,125
Stepping Stones Healthcare Services, LLC (6)	Delayed Draw Term Loan	12/30/2023	3,774	—	—
Stepping Stones Healthcare Services, LLC (6)	Delayed Draw Term Loan	12/30/2026	1,887	—	—
Sun Acquirer Corp. (6)	Delayed Draw Term Loan	9/8/2023	4,466	—	—
Sun Acquirer Corp. (4)	Revolver	9/8/2027	1,812	—	—
Teaching Strategies LLC	Revolver	—	—	5/14/2024	629
Teal Acquisition Co., Inc (4)	Revolver	9/22/2026	967	9/22/2026	1,642
Teal Acquisition Co., Inc (6)	Delayed Draw Term Loan	9/22/2026	1,642	9/22/2026	1,004
The Hilb Group, LLC (4)	Revolver	12/2/2025	340	12/2/2025	340
The Hilb Group, LLC	Delayed Draw Term Loan	—	—	12/15/2022	1,728
The Hilb Group, LLC (4)	Revolver	12/2/2025	143	12/2/2025	142
The Hilb Group, LLC (4)	Delayed Draw Term Loan	12/10/2023	4,413	—	—
The Hilb Group, LLC (4)	Revolver	12/2/2025	113	—	—
Transportation Insight, LLC (4)	Revolver	12/3/2024	750	12/3/2024	750
Tranzonic (4)	Revolver	3/27/2023	356	3/27/2023	110
Trinity Partners, LLC	Revolver	—	—	2/21/2023	450
Unifeye Vision Partners	Delayed Draw Term Loan	—	—	9/13/2021	2,237
Unifeye Vision Partners (4)	Revolver	9/13/2025	1,700	9/13/2025	1,247
Unifeye Vision Partners (5)	Delayed Draw Term Loan	9/7/2023	4,286	—	—
United Flow Technologies (6)	Delayed Draw Term Loan	10/29/2023	3,750	—	—
United Flow Technologies (4)	Revolver	10/29/2027	1,600	—	—
UP Acquisition Corp. (4)	Revolver	5/23/2024	807	5/23/2024	859
VetStrategy	Delayed Draw Term Loan	—	—	7/31/2027	347
VetStrategy	Delayed Draw Term Loan	—	—	7/31/2027	2,355
VetStrategy (6)	Delayed Draw Term Loan	1/31/2022	419	—	—
Vital Care Buyer, LLC (4)	Revolver	10/19/2025	2,222	10/19/2025	2,222

		As of December 31,2021		As of December 31,2020
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
WhiteHawk III Onshore Fund L.P.	Partnership Interest	7/5/2024	4,208	—	—
Winxnet Holdings LLC (4)	Revolver	6/29/2023	400	6/29/2023	160
Winxnet Holdings LLC (4)	Revolver	6/29/2023	250	—	—

Total			$195,622		$80,837

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2021 and 2020.
(3)	Investment pays 0.38% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(4)	Investment pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(5)	Investment pays 0.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(6)	Investment pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(7)	Investment pays 1.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(8)	Investment pays 1.80% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(9)	Investment pays 1.95% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(10)	Investment pays 2.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(11)	Investment pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.

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

During the year ended December 31, 2021 we issued 2,720,000 shares of our common stock for total proceeds of $58,018 in connection with the offering of common stock on November 18, 2021.

During the year ended December 31, 2020, we issued 30,128 shares of our common stock to investors in connection with our dividend reinvestment plan for proceeds of $589.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
November 10, 2021	September 2, 2022	September 15, 2022	$0.05
November 10, 2021	June 3, 2022	June 15, 2022	$0.05
November 10, 2021	March 4, 2022	March 15, 2022	$0.05
November 10, 2021	December 3, 2021	December 15, 2021	$0.05
November 10, 2021	December 31, 2021	January 17, 2022	$0.41
August 11, 2021	September 30, 2021	October 15, 2021	$0.41
May 10, 2021	June 30, 2021	July 15, 2021	$0.41
February 22, 2021	March 31, 2021	April 15, 2021	$0.41
November 4, 2020	December 31, 2020	January 15, 2021	$0.41
August 7, 2020	September 30, 2020	October 15, 2020	$0.41
May 11, 2020	June 30, 2020	July 15, 2020	$0.41
March 3, 2020	March 31, 2020	April 15, 2020	$0.41
November 8, 2019	December 30, 2019	January 17, 2020	$0.41
September 27, 2019	September 27, 2019	October 18, 2019	$0.41
June 28, 2019	June 28, 2019	July 18, 2019	$0.41
March 29, 2019	March 29, 2019	April 12, 2019	$0.41

At December 31, 2021 and 2020, Crescent, Sun Life and other related parties owned 4.08% and 2.11%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 –Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2021 and 2020, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the years ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$83,633	$54,672	$29,279
Weighted average common shares outstanding	28,477,771	27,681,757	17,344,640
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$2.94	$1.98	$1.69

Note 11. Income Taxes

The tax character of shareholder distributions attributable to the years ended December 31, 2021, 2020 and 2019, were as follows (in thousands):

	2021	2020	2019
Ordinary Income (1)	$48,843	$46,216	$29,258
Capital Gains	—	—	—

Total	$48,843	$46,216	$29,258

(1)

For years ended December 31, 2021, 2020 and 2019, 86.7%, 98.0% and 100.0%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the years ended December 31, 2021, 2020 and 2019, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of wash sales, organizational expenses, partnership basis adjustments, forward contracts mark to market and defaulted bond income accruals is as follows (in thousands):

	2021	2020	2019
Undistributed net investment income	$13,350	$8,439	$6,685
Other temporary differences	(447)	(456)	(465)
Post October loss deferrals	—	—	—
Capital loss carryover	(34,248)	(63,271)	(8,716)
Unrealized appreciation (depreciation)	7,437	20,630	(4,901)

Components of tax distributable earnings at year end	$(13,908)	$(34,658)	$(7,397)

Note, taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. For the years ended December 31, 2021, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows (in thousands):

	2021	2020	2019
Accumulated net realized gain (loss)	$(16,849)	$(35,651)	$(1,379)
Distributions in excess of Investment Company Taxable Income	2,837	(94)	419

Total	$(14,012)	$(35,745)	$(960)

The tax cost of the Company’s investments as of December 31, 2021, approximates their amortized cost.

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was (in thousands):

	As of December 31, 2021	As of December 31, 2020
Tax Cost	$1,260,862	$1,038,153

Gross Unrealized Appreciation	$34,877	$26,684
Gross Unrealized Depreciation	(25,373)	(30,836)

Net Unrealized Investment Appreciation (Depreciation)	$9,504	$(4,152)

The Company recognized the following income taxes related to Taxable Subsidiary and excise taxes related to the Company’s status as a RIC:

	For the years ended December 31,
	2021	2020	2019
Income taxes	$1,732	$(51)	$20
Excise taxes	518	592	119

Income and excise taxes	$2,250	$541	$139

As of December 31, 2021 and 2020, $1,733 and $421 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the years ended December 31,
	2021	2020	2019
Benefit (provision) for taxes on realized gain on investments	$(1,177)	$46	$(67)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(220)	(235)	(154)

Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(1,397)	$(189)	$(221)

As of December 31, 2021 and 2020, $42 and $630, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2021 and 2020, $956 and $1,324, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

Note 12. Financial Highlights

Below is the schedule of financial highlights of the Company (in thousands, except share and per share data):

	For the years ended December 31
	2021	2020	2019	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$19.88	$19.50	$19.43	$20.10	$20.08
Net investment income after tax	1.67	1.80	1.83	1.65	1.31
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	1.27	0.18	(0.14)	(0.89)	(0.11)

Net increase (decrease) in net assets resulting from operations	2.94	1.98	1.69	0.76	1.20
Effect of equity issuances, net of share repurchases and rounding	0.01	0.04	0.03	0.06	0.02
Distributions declared from net investment income(2)	(1.69)	(1.64)	(1.64)	(1.47)	(1.18)
Offering costs	(0.02)	—	(0.01)	(0.02)	(0.02)

Total increase (decrease) in net assets	1.24	0.38	0.07	(0.67)	0.02
Net asset value, end of period	$21.12	$19.88	$19.50	$19.43	$20.10
Shares outstanding, end of period	30,887,360	20,862,314	13,358,289	8,597,116	6,376,850
Market value, end of period	$17.60	$14.57	—	—	—
Weighted average shares outstanding	28,477,771	27,681,757	17,344,640	10,719,485	7,562,447
Total return based on market value (3)	32.46%	1.47%	—	—	—
Total return based on net asset value (4)	14.74%	10.36%	8.81%	4.06%	5.99%
Ratio/Supplemental Data:
Net assets, end of period	$652,285	$560,000	$406,917	$259,579	$172,800
Ratio of total net expenses to average net assets(5)(6)	7.81%	5.34%	6.54%	7.33%	8.02%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.02%	2.24%	2.50%	3.06%	3.53%
Ratio of net investment income before taxes to average net assets (6)	8.40%	10.10%	9.61%	8.48%	6.45%
Ratio of interest and credit facility expenses to average net assets(6)	3.33%	3.10%	4.03%	4.01%	3.44%
Ratio of net incentive fees to average net assets(6)	1.46%	—	—	0.26%	1.05%
Ratio of portfolio turnover to average investments at fair value	41.64%	28.01%	23.97%	27.89%	19.27%
Asset coverage ratio	201%	217%	225%	209%	214%

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data for distributions per share reflects the actual amount of distributions declared per share for the applicable periods.
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

(5)

The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP and WhiteHawk III Onshore Fund LP. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 7.83%, 5.37%, 6.58% and 7.36% for the years ended December 31, 2021, 2020, 2019 and 2018, respectively. The WhiteHawk III Onshore Fund LP. and GACP II LP investments were made in 2021 and 2018, respectively, and as such, the 2017 ratio was not affected.

(6)	Annualized. Note, for the years ended December 31, 2020 and 2019, the net incentive fees were fully waived.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended December 31 for the years indicated below. We had no senior securities outstanding as of December 31 of any prior fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
SPV Asset Facility
Fiscal 2021	$249,500	$2,014	—	N/A
Fiscal 2020	$260,210	$2,166	—	N/A
Fiscal 2019	$220,687	$2,250	—	N/A
Fiscal 2018	$159,629	$2,085	—	N/A
Fiscal 2017	$86,629	$2,135	—	N/A
Fiscal 2016	$47,629	$2,347	—	N/A
Fiscal 2015	$—	$—	—	N/A
Revolving Credit Facility(5)
Fiscal 2021	$—	$—	—	N/A
Fiscal 2020	$—	$—	—	N/A
Fiscal 2019	$—	$—	—	N/A
Fiscal 2018	$—	$—	—	N/A
Fiscal 2017	$—	$—	—	N/A
Fiscal 2016	$47,810	$2,347	—	N/A
Fiscal 2015	$54,810	$2,415	—	N/A
Revolving Credit Facility II(6)
Fiscal 2021	$—	$—	—	N/A
Fiscal 2020	$—	$—	—	N/A
Fiscal 2019	$—	$—	—	N/A
Fiscal 2018	$78,310	$2,085	—	N/A
Fiscal 2017	$65,310	$2,135	—	N/A
Fiscal 2016	$—	$—	—	N/A
Fiscal 2015	$—	$—	—	N/A
Ally Corporate Revolving Facility(8)
Fiscal 2021	$—	$—	—	N/A
Fiscal 2020	$149,904	$2,166	—	N/A
Fiscal 2019	$104,754	$2,250	—	N/A
Fiscal 2018	$—	$—	—	N/A
Fiscal 2017	$—	$—	—	N/A
Fiscal 2016	$—	$—	—	N/A
Fiscal 2015	$—	$—	—	N/A
SMBC Corporate Revolving Facility
Fiscal 2021	$203,437	$2,014	—	N/A
Fiscal 2020	$—	$—	—	N/A
Fiscal 2019	$—	$—	—	N/A
Fiscal 2018	$—	$—	—	N/A
Fiscal 2017	$—	$—	—	N/A
Fiscal 2016	$—	$—	—	N/A
Fiscal 2015	$—	$—	—	N/A
2023 Unsecured Notes
Fiscal 2021	$50,000	$2,014	—	N/A
Fiscal 2020	$50,000	$2,166	—	N/A
Fiscal 2019	$—	$—	—	N/A
Fiscal 2018	$—	$—	—	N/A
Fiscal 2017	$—	$—	—	N/A
Fiscal 2016	$—	$—	—	N/A
Fiscal 2015	$—	$—	—	N/A
2026 Unsecured Notes
Fiscal 2021	$135,000	$2,014	—	N/A
Fiscal 2020	$—	$—	—	N/A

Fiscal 2019	$—	$—	—	N/A
Fiscal 2018	$—	$—	—	N/A
Fiscal 2017	$—	$—	—	N/A
Fiscal 2016	$—	$—	—	N/A
Fiscal 2015	$—	$—	—	N/A
InterNotes®(7)
Fiscal 2021	$—	$—	—	N/A
Fiscal 2020	$16,418	$2,166	—	N/A
Fiscal 2019	$—	$—	—	N/A
Fiscal 2018	$—	$—	—	N/A
Fiscal 2017	$—	$—	—	N/A
Fiscal 2016	$—	$—	—	N/A
Fiscal 2015	$—	$—	—	N/A

(1)	Total amount of each class of senior securities outstanding at principal value at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as (i) the sum of (A) total assets at end of period and (B) other liabilities excluding total debt outstanding and accrued borrowing expenses at end of period, divided by (ii) the sum of total debt outstanding and accrued borrowing expenses at the end of the period. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.

(3)	The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.
(4)	Not applicable.
(5)

Our $50 million revolving credit facility with Natixis, New York Branch, as administrative agent and certain of its affiliates as lenders, dated as of June 29, 2015, which has been paid down in full and was terminated on June 29, 2017.

(6)

Our $75 million revolving credit facility with Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender, dated as of June 29, 2017, which has been paid down in full and was terminated on August 20, 2019.

(7)	We redeemed or paid down the remaining $16.4 million of InterNotes® during the first quarter of 2021.
(8)	Our $200 million revolving credit facility with Ally Bank, as Administrative Agent and Arranger, dated as of August 20, 2019, which has been paid down in full and was terminated on October 27, 2021.

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

For the year ended December 31, 2020, the Company repurchased 192,415 shares at an average price per share, including commissions, of $11.48. There was no stock repurchased for the years ended December 31, 2021 and 2019.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2021 and for the year ended December 31, 2021.

On February 18, 2022, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on April 15, 2022 to stockholders of record as of March 31, 2022.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 65 of this annual report on Form 10-K.

2	Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

3.	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated August 12, 2019, by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (formerly CBDC Advisors, LLC) (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 13, 2019).

2.2	Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019.

2.3	Agreement and Plan of Merger, dated September 27, 2019, by and between the Company and Crescent Reincorporation Sub, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s quarterly report on Form 10-Q filed on November 7, 2019).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

4.2	Description of Securities (filed herewith).

10.1	Investment Advisory Agreement by and between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC, dated as of January 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2021).

10.2	Amended and Restated Administration Agreement by and between the Company and CCAP Administration LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 3, 2020).

10.3	Trademark License Agreement, dated April 30, 2015, by and between the Company and Crescent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 31, 2020).

10.5	Form of Advisory Fee Waiver Agreement by and between the Company and the Adviser (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.6	Amended and Restated Advisory Fee Waiver Agreement, dated August 7, 2018, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 10-Q filed on August 10, 2018).

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-55380) filed on June 5, 2015).

10.8	Custodial Agreement, dated as of May 21, 2021, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 10-Q filed on August 11, 2021).

10.9	Transaction Support Agreement, dated August 12, 2019, between Crescent Capital BDC, Inc. and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.10	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020).

10.11	Fifth Amendment to Loan and Security Agreement, dated June 21, 2021, among Crescent Capital BDC, Inc., as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 25, 2021).

10.12	Master Note Purchase Agreement, dated July 30, 2020, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).

10.13	Form of 5.95% Series 2020A Senior Notes due July 30, 2023 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 24, 2021).

10.14	First Supplement and Amendment to Note Purchase Agreement, dated February 17, 2021, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2021).

10.15	Form of 4.00% Series 2021A Senior Note Due February 17, 2026 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed February 24, 2021).

10.16	Senior Secured Revolving Credit Agreement dated October 27, 2021, by and among Crescent Capital BDC, Inc. as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 29, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc.(filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: February 23, 2022	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: February 23, 2022	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Gerhard Lombard, George P. Hawley, Joseph A. Hanlon, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

Signature	Title

/s/ Jason A. Breaux Jason A. Breaux	Chief Executive Officer

/s/ Gerhard Lombard Gerhard Lombard	Chief Financial Officer

/s/ George G. Strong, Jr. George G. Strong, Jr.	Director and Chairman of the Audit Committee

/s/ Steven F. Strandberg Steven F. Strandberg	Director

/s/ Michael S. Segal Michael S. Segal	Director

/s/ Kathleen Briscoe Kathleen Briscoe	Director