Form 10-Q
period 2022-03-31
Crescent Capital BDC, Inc.
filed 2022-05-09
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 9, 2022 was 30,887,360

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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
•
the impact of changes in London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or other benchmark rate on our operating results;
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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2022 (Unaudited)	As of December 31, 2021
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,179,753 and $1,150,173, respectively)	$1,194,625	$1,165,897
Non-controlled affiliated (cost of $34,915 and $41,242, respectively)	42,297	51,701
Controlled (cost of $53,010 and $53,431, respectively)	51,679	52,768
Cash and cash equivalents	7,315	10,069
Restricted cash and cash equivalents	10,874	13,457
Interest and dividend receivable	6,715	6,763
Unrealized appreciation on foreign currency forward contracts	2,757	2,115
Receivable for Investments Sold	636	14,871
Deferred tax assets	44	42
Other assets	535	126

Total assets	$1,317,477	$1,317,809

Liabilities
Debt (net of deferred financing costs of $6,689 and $6,897)	$629,130	$631,040
Distributions payable	12,664	12,664
Incentive fees payable	9,719	6,924
Interest and other debt financing costs payable	3,337	5,513
Management fees payable	3,959	3,830
Unrealized depreciation on foreign currency forward contracts	1,178	631
Deferred tax liabilities	762	956
Directors’ fees payable	117	114
Accrued expenses and other liabilities	2,325	3,852

Total liabilities	$663,191	$665,524

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$-	$-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 30,887,360 shares issued and outstanding, respectively)	31	31
Paid-in capital in excess of par value	666,162	666,162
Accumulated earnings (loss)	(11,907)	(13,908)
Total net assets	$654,286	$652,285
Total liabilities and net assets	$1,317,477	$1,317,809
Net asset value per share	$21.18	$21.12

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$20,951	$18,087
Paid-in-kind interest	315	368
Dividend income	9	516
Other income	89	92
From non-controlled affiliated investments:
Interest income	348	308
Paid-in-kind interest	2,039	500
Dividend income	2,274	-
From controlled investments:
Interest income	182	-
Paid-in-kind interest	174	-
Dividend income	-	700
Total investment income	26,381	20,571

Expenses:
Interest and other debt financing costs	5,471	4,194
Management fees	4,015	3,207
Income based incentive fees	2,718	2,277
Capital gains based incentive fees	721	1,577
Professional fees	452	497
Directors’ fees	117	119
Other general and administrative expenses	696	692
Total expenses	14,190	12,563
Management fees waiver	(56)	(1,283)
Income based incentive fees waiver	(44)	(2,277)
Net expenses	14,090	9,003
Net investment income before taxes	12,291	11,568
Income and excise taxes	154	130
Net investment income	12,137	11,438
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	1,306	1,746
Non-controlled affiliated investments	7,113	-
Foreign currency transactions	153	9
Foreign currency forward contracts	24	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(853)	7,509
Non-controlled affiliated investments	(3,077)	(321)
Controlled investments	(668)	609
Foreign currency forward contracts	95	695
Net realized and unrealized gains (losses) on investments	4,093	10,247
Benefit (provision) for taxes on realized gain on investments	(217)	-
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	196	(149)
Net increase (decrease) in net assets resulting from operations	$16,209	$21,536

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.52	$0.76
Net investment income per share (basic and diluted):	$0.39	$0.41
Weighted average shares outstanding (basic and diluted):	30,887,360	28,167,360

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	12,137	12,137
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	8,596	8,596
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(4,503)	(4,503)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(217)	(217)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	196	196
Distributions to stockholders	-	-	-	(14,208)	(14,208)
Total increase (decrease) for the three months ended March 31, 2022	-	$-	$-	$2,001	$2,001
Balance at March 31, 2022	30,887,360	$31	$666,162	$(11,907)	$654,286
Distributions declared per share					$0.46

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	11,438	11,438
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	1,755	1,755
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	8,492	8,492
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(149)	(149)
Distributions to stockholders	-	-	-	(11,549)	(11,549)
Total increase (decrease) for the three months ended March 31, 2022	-	$-	$-	$9,987	$9,987
Balance at March 31, 2021	28,167,360	$28	$594,658	$(24,699)	$569,987
Distributions declared per share					$0.41

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,209	$21,536

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(60,014)	(88,249)
Paid-in-kind interest income	(2,482)	(868)
Proceeds from sales of investments and principal repayments	49,573	77,174
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	(8,444)	(2,330)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	4,598	(7,797)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(95)	(695)
Amortization of premium and accretion of discount, net	(1,509)	(1,551)
Amortization of deferred financing costs	428	361
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	14,235	(57)
(Increase) decrease in interest receivable	48	(667)
(Increase) decrease in deferred tax asset	(2)	19
(Increase) decrease in other assets	(409)	105
Increase (decrease) in management fees payable	129	57
Increase (decrease) in incentive fees payable	2,795	1,577
Increase (decrease) in directors’ fees payable	3	21
Increase (decrease) in interest and other debt financing costs payable	(2,176)	(541)
Increase (decrease) in deferred tax liability	(194)	130
Increase (decrease) in accrued expenses and other liabilities	(1,527)	377
Net cash provided by (used for) operating activities	$11,166	$(1,398)

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	(221)	(725)
Distributions paid	(14,208)	(11,549)
Borrowings on credit facilities	48,837	109,950
Repayments on credit facilities	(50,955)	(132,150)
Issuance of unsecured debt	-	50,000
Repayments on InterNotes ®	-	(16,418)
Net cash provided by (used for) financing activities	(16,547)	(892)
Effect of exchange rate changes on cash denominated in foreign currency	44	(5)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(5,337)	(2,295)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	23,526	14,849
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$18,189	$12,554

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$7,209	$4,341
Cash paid during the period for taxes	$1,595	$-
Accrued but unpaid distributions	$12,664	$11,549

(1)
As of March 31, 2022, the balance included cash and cash equivalents of $7,315 (including cash denominated in foreign currency of $2,542) and restricted cash and cash equivalents of $10,874 (including cash denominated in foreign currency of $905). As of March 31, 2021, the balance included cash and cash equivalents of $ 1,492, (including cash denominated in foreign currency of $770) and restricted cash and cash equivalents of $ 10,292.

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC (4)(5)	Senior Secured First Lien Revolver			01/2023	$—	$(1)	—%	$—
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	4,505	4,493	0.7	4,505
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	2,283	2,268	0.3	2,283
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.76%	01/2027	7,248	7,128	1.1	7,211
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2027	2,672	2,650	0.4	2,658
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.76%	09/2028	5,125	4,987	0.8	5,125
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2028	—	(33)	—	—
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.76%	09/2028	13,011	12,770	2.0	13,011
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.76%	09/2028	2,500	2,451	0.4	2,500
					37,344	36,713	5.7	37,293

Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,927	6,856	1.0	6,756
Envocore Holding, LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	7,118	6,160	0.9	5,625
Envocore Holding, LLC (4)(5)(7)(8)	Senior Secured First Lien Revolver	750		12/2025	—	(6)	(0.0)	(68)
Eshipping	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	8,030	7,879	1.2	8,030
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(17)	—	—
Eshipping (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	11/2027	513	491	0.1	513
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2027	—	(8)	(0.0)	(20)
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	08/2027	158	149	0.0	147
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.76%	08/2027	2,040	2,003	0.3	1,994
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	12/2025	1,117	1,104	0.2	1,106
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	12/2024	207	204	0.0	201
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	2,448	2,435	0.4	2,424

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	465	463	0.1	460
United Flow Technologies	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	10/2027	8,550	8,389	1.3	8,467
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	10/2027	1,200	1,177	0.2	1,188
United Flow Technologies (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	10/2027	2,135	2,078	0.3	2,098
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	—	(30)	(0.0)	(16)
					40,908	39,327	6.0	38,905

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2025	291	273	0.0	278
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	04/2025	1,000	998	0.1	960
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	04/2025	4,740	4,731	0.7	4,551
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	—	(9)	—	—
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	4,296	4,232	0.7	4,296
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	3,821	3,756	0.6	3,821
Galway Borrower, LLC	Unitranche First Lien Term Loan	L + 525 (75 Floor)	6.26%	09/2028	12,854	12,630	1.9	12,726
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 525 (75 Floor)	6.26%	09/2028	176	150	0.0	156
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(17)	(0.0)	(9)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2027	13,109	12,936	1.9	12,737
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.50%	05/2027	208	182	0.0	149
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			05/2027	—	—	(0.0)	(157)
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	4,120	4,104	0.6	3,905
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	5,052	5,034	0.7	4,789
Hepaco, LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	400	400	0.1	352
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.51%	12/2026	18,934	18,557	3.0	19,123
Hercules Borrower LLC (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.51%	12/2026	237	193	0.0	259
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.51%	12/2026	920	894	0.1	942
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.51%	12/2026	246	241	0.0	248

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	3,812	3,760	0.6	3,812
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	01/2026	2,857	2,819	0.4	2,857
Hsid Acquisition, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	01/2026	300	290	0.0	300
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	249	244	0.0	249
ISS Compressors Industries, Inc. (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	6.51%	02/2026	708	703	0.1	681
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.51%	02/2026	8,942	8,886	1.3	8,643
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	229	221	0.0	229
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	689	685	0.1	689
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	07/2027	129	126	0.0	128
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	07/2027	6	3	0.0	5
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	07/2027	1,719	1,688	0.3	1,709
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2027	5,657	5,557	0.9	5,657
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	6.00%	05/2027	450	441	0.1	450
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	11/2027	4,956	4,798	0.8	4,956
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	11/2027	3,686	3,553	0.6	3,686
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	11/2027	9,897	9,557	1.5	9,897
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.76%	11/2027	1,990	1,925	0.3	1,990
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.51%	11/2027	1,856	1,818	0.3	1,856
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(29)	—	—
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(3)	—	—
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	10/2024	2,392	2,366	0.4	2,392
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.76%	12/2026	433	416	0.1	433
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.76%	12/2026	5,037	4,968	0.8	5,037
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	10/2028	8,755	8,531	1.4	8,867
Service Logic Acquisition, Inc. (5)	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	9.50%	10/2028	2,043	1,976	0.3	2,074
Spear Education	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	6.26%	02/2025	6,738	6,698	1.0	6,505

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	11/2024	5,000	4,947	0.7	4,617
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	05/2024	1,173	1,161	0.2	1,082
UP Acquisition Corp. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	05/2024	443	432	0.1	345
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	05/2024	4,279	4,239	0.6	3,945
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	719	718	0.1	626
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	4,408	4,407	0.6	3,837
					159,956	157,186	24.0	156,680
Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	11/2027	7,750	7,604	1.2	7,674
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(27)	(0.0)	(14)
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(21)	(0.0)	(22)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.26%	10/2026	13,853	13,576	2.1	13,888
Everlast Parent Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(31)	(0.0)	(9)
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.76%	10/2026	3,404	3,329	0.5	3,412
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.76%	12/2027	5,159	5,061	0.8	5,159
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2027	—	(17)	—	—
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.76%	12/2027	1,721	1,691	0.3	1,721
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	12/2027	176	163	0.0	176
HGH Purchaser, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	11/2025	2,804	2,780	0.4	2,804
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	11/2025	3,331	3,262	0.5	3,331
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	11/2025	1,185	1,159	0.2	1,185
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	11/2025	7,926	7,796	1.2	7,926
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	03/2025	630	614	0.1	601
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	03/2025	2,531	2,486	0.4	2,448
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	03/2025	4,282	4,207	0.6	4,144
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2023	1,146	1,117	0.2	1,063
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.76%	12/2028	13,208	12,925	2.0	13,208

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(36)	—	—
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.76%	12/2026	302	265	0.0	302
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 875 (100 Floor)	9.75%	04/2022	400	400	0.1	394
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 875 (100 Floor)	9.75%	04/2022	4,582	4,581	0.7	4,508
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 788	8.89%	04/2027	4,833	4,727	0.7	4,833
					79,223	77,611	12.0	78,732
Energy
BJ Services, LLC (9)(10)	Unitranche First Lien - Last Out Term Loan			01/2023	7,745	5,716	0.6	3,998
Black Diamond Oilfiefld Rentals, LLC	Senior Secured First Lien Term Loan	L + 1250 (100 Floor)	13.50%	05/2022	9,058	9,010	1.4	8,923
					16,803	14,726	2.0	12,921
Food & Staples Retailing
Isagenix International, LLC (12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2025	5,503	5,490	0.5	3,553

Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	5,012	4,936	0.8	4,981
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	480	468	0.1	475
JTM Foods LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2027	—	(6)	(0.0)	(5)
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 950 (100 Floor) (including 200 PIK)	10.50%	10/2024	900	893	0.1	868
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 950 (100 Floor) (including 200 PIK)	10.50%	10/2024	3,791	3,754	0.6	3,657
					10,183	10,045	1.6	9,976
Health Care Equipment & Services
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.51%	08/2028	18	(5)	0.0	18
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	—	(13)	—	—
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.51%	08/2028	6,975	6,808	1.1	6,975
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	6.26%	07/2025	3,502	3,470	0.5	3,502
Ameda, Inc.	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	09/2022	2,168	2,163	0.3	2,091
Ameda, Inc. (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	09/2022	188	187	0.0	177
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2027	4,938	4,846	0.7	4,839
Arrow Management Acquisition, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	10/2027	171	151	0.0	127
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(13)	(0.0)	(14)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	L + 450	5.01%	12/2025	16,622	16,534	3	16,248
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	12/2025	118	82	0.0	118
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	12/2025	11,605	11,383	1.8	11,605
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	12/2023	1,209	1,200	0.2	1,170
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	12/2023	108	107	0.0	101
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	6.75%	11/2027	9,825	9,662	1.5	9,825
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	—	(9)	—	—
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	6.75%	11/2027	1,945	1,912	0.3	1,945
FH MD Buyer, Inc (12)	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	5.75%	07/2028	19,900	19,721	3.1	19,801
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	6.25%	05/2024	6,234	6,140	1.0	6,234
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(9)	—	—
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	6.25%	05/2024	4,450	4,373	0.7	4,450
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2026	4,963	4,876	0.7	4,838
Great Lakes Dental Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2026	—	(15)	(0.0)	(21)
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	06/2026	283	277	0.0	273
HCAT Acquisition, Inc.	Unitranche First Lien Term Loan	L + 800 (100 Floor)	9.00%	11/2022	14,060	13,372	2.1	13,901
HCAT Acquisition, Inc.	Unitranche First Lien Revolver	L + 800 (100 Floor)	9.00%	11/2022	3,836	3,649	0.6	3,793
HCAT Acquisition, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 800 (100 Floor)	9.00%	11/2022	2,212	2,104	0.3	2,187
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.51%	09/2026	11,426	11,248	1.7	11,283
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(18)	(0.0)	(14)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.51%	09/2026	9,426	9,259	1.4	9,309
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	05/2027	4,527	4,446	0.7	4,466
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	05/2027	1,100	1,081	0.2	1,085
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	05/2027	3,387	3,325	0.5	3,341
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	14,271	13,949	2.2	14,272
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,606	2,542	0.4	2,606

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	12/2026	1,478	1,440	0.2	1,478
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,659	2,591	0.4	2,659
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	12/2024	14,681	14,478	2.2	14,682
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Revolver	L + 675 (100 Floor)	7.75%	12/2024	130	123	0.0	130
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,442	1,422	0.2	1,442
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,460	1,436	0.2	1,460
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan			12/2024	—	—	—	—
Laserway Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	6,070	5,958	0.9	6,009
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	9,800	9,668	1.5	9,703
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.50%	02/2026	280	266	0.0	270
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	02/2026	1,775	1,755	0.3	1,757
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	(0.0)	(51)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	2,736	2,689	0.4	2,709
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	8.21%	11/2026	1,667	1,633	0.2	1,576
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	8.21%	11/2026	7,222	7,082	1.0	6,831
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	05/2023	340	336	0.1	340
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	6,790	6,761	1.0	6,790
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	891	881	0.1	891
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2028	11,326	11,071	1.7	11,226
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(34)	(0.0)	(16)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2028	12,138	11,884	1.8	12,031
Pharmalogics Recruiting, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.01%	02/2027	11,065	10,944	1.7	11,120
Pharmalogics Recruiting, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	(21)	0.0	18
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2022	675	674	0.1	675
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2022	8,032	8,013	1.2	8,032

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pinnacle Treatment Centers, Inc. (4)(5)	Unitranche First Lien Revolver			12/2022	—	(2)	—	—
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	08/2028	1,361	1,338	0.2	1,311
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	08/2027	494	467	0.1	479
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	08/2028	9,500	9,326	1.4	9,409
Professional Physical Therapy	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	9.50%	12/2022	9,134	8,838	0.9	6,119
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	09/2027	954	905	0.1	933
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2027	10,448	10,258	1.6	10,399
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 400 (100 Floor)	5.00%	06/2025	300	294	0.0	291
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 400 (100 Floor)	5.00%	06/2025	4,043	4,001	0.6	3,983
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	—	(22)	0.0	31
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	07/2026	10,720	10,478	1.7	11,042
Smile Doctors LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.76%	12/2028	11,257	11,041	1.7	11,032
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.76%	12/2028	946	924	0.1	927
Smile Doctors LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.76%	12/2027	96	72	0.0	71
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.76%	09/2025	3,031	2,986	0.5	3,031
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.76%	09/2025	453	433	0.1	453
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	09/2025	5,279	5,214	0.8	5,279
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.76%	09/2025	766	758	0.1	766
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.51%	10/2025	6,945	6,855	1.1	6,942
Vital Care Buyer, LLC (5)	Unitranche First Lien Revolver	P + 450 (100 Floor)	8.00%	10/2025	667	639	0.1	665
					341,124	334,638	50.8	335,456
Household & Personal Products
Tranzonic (5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2023	94	91	0.0	94
Tranzonic	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2023	3,762	3,750	0.6	3,762
					3,856	3,841	0.6	3,856
Insurance
Comet Acquisition, Inc. (12)	Senior Secured Second Lien Term Loan	L + 750	7.85%	10/2026	1,782	1,779	0.3	1,755
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.26%	04/2027	8,271	8,189	1.3	8,245

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(7)	(0.0)	(2)
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.26%	04/2028	1,451	1,436	0.2	1,447
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.26%	04/2028	695	671	0.1	690
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	5,004	4,924	0.8	4,980
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	3,026	2,977	0.5	3,011
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(29)	(0.0)	(7)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2025	12,716	12,530	1.9	12,655
Integro Parent, Inc. (11)(12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2022	466	465	0.1	441
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,900	0.4	2,388
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	379	0.0	311
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(12)	(0.0)	(7)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	10/2028	6,981	6,854	1.1	6,981
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	—	(22)	—	—
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2026	3,558	3,494	0.5	3,521
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2026	1,006	988	0.2	996
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(5)	(0.0)	(7)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2026	1,056	1,034	0.2	1,056
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2026	1,775	1,743	0.3	1,775
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(3)	(0.0)	(3)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.51%	12/2026	475	432	0.1	408
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(2)	(0.0)	(2)
					51,557	50,715	8.0	50,632
Materials
Kestrel Parent, LLC (4)(5)	Unitranche First Lien Revolver			11/2023	—	(7)	—	—
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2025	6,604	6,512	1.0	6,604
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2025	697	683	0.1	697
					7,301	7,188	1.1	7,301

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	7.00%	12/2028	12,926	12,675	2.0	12,870
BioAgilytix (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2028	—	(25)	(0.0)	(11)
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	8.50%	12/2029	14,000	13,700	2.1	13,930
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.26%	09/2026	13,985	13,680	2.1	13,845
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.26%	09/2026	493	464	0.1	480
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2026	—	(18)	(0.0)	(16)
					41,404	40,476	6.3	41,098
Retailing
Savers (12)	Senior Secured First Lien Term Loan	L + 550 (75 Floor)	6.51%	04/2028	13,793	13,707	2.1	13,724
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	—	(5)	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2024	14,281	14,083	2.2	14,281
					28,074	27,785	4.3	28,005
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(5)	(0.0)	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	08/2024	6,215	6,158	0.9	6,168
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	7,856	6,672	0.8	5,416
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,080	929	0.1	745
Apps Associates LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	6.00%	07/2027	900	879	0.1	900
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	6.00%	07/2027	120	106	0.0	120
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	6.00%	07/2027	5,622	5,521	0.9	5,622
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	—	(60)	—	—
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(43)	—	—
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	07/2027	15,803	15,520	2.4	15,803
Belay Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	06/2026	4,913	4,839	0.8	4,913
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(10)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	1,396	1,386	0.2	1,392
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	296	292	0.0	295

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Benesys Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(1)	—	—
C-4 Analytics, LLC (4)(5)	Senior Secured First Lien Revolver			08/2023	—	(2)	—	—
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	08/2023	9,784	9,739	1.5	9,784
CAT Buyer, LLC (4)(5)	Unitranche First Lien Revolver			04/2024	—	(5)	—	—
CAT Buyer, LLC	Unitranche First Lien Term Loan	L + 500 (100 Floor)	6.00%	04/2024	5,693	5,644	0.9	5,693
Claritas, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2026	—	(24)	(0.0)	(25)
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(19)	(0.0)	(20)
Claritas, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	6.75%	03/2026	10,600	10,494	1.6	10,494
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.51%	01/2027	9,126	8,943	1.4	9,104
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2027	—	(16)	(0.0)	(2)
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.01%	01/2027	4,769	4,657	0.7	4,749
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	L + 625 (75 Floor)	7.00%	11/2028	13,257	13,004	2.0	13,257
Lexipol (Ranger Buyer, Inc.) (5)	Unitranche First Lien Revolver	L + 625 (75 Floor)	7.00%	11/2027	221	200	0.0	221
List Partners, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2023	—	(1)	(0.0)	(4)
List Partners, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	01/2023	4,086	4,073	0.6	4,049
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.51%	02/2026	18,367	18,185	2.9	18,306
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	—	(12)	(0.0)	(4)
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.51%	02/2026	1,319	1,306	0.2	1,315
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	10/2026	3,150	3,096	0.5	3,122
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	10/2026	133	129	0.0	131
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	10/2026	1,567	1,538	0.2	1,549
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(17)	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(46)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	9,643	9,461	1.5	9,643
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	1,095	1,092	0.2	1,087
Ontario Systems, LLC (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.50%	08/2025	113	110	0.0	109

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	3,169	3,149	0.5	3,148
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	549	532	0.1	546
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	448	440	0.1	445
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	806	806	0.1	768
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	8.46%	07/2027	5,000	4,984	0.7	4,900
Prism Bidco, Inc. (4)(5)	Unitranche First Lien Revolver			06/2026	—	(18)	0.0	17
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	06/2026	7,369	7,202	1.1	7,516
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.76%	06/2026	1,459	1,433	0.2	1,455
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	05/2026	233	230	0.0	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	9,301	9,184	1.4	9,301
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	8,286	8,142	1.3	8,286
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	05/2026	2,112	2,076	0.3	2,112
Ruffalo Noel Levitz, LLC (5)	Unitranche First Lien Revolver			05/2022	—	—	(0.0)	(1)
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.01%	05/2022	2,474	2,471	0.4	2,467
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.51%	09/2026	20,267	19,793	3.1	19,943
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.51%	09/2026	2,469	2,408	0.4	2,429
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.51%	09/2026	1,392	1,357	0.2	1,368
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.01%	11/2028	24,050	23,591	3.8	24,051
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(63)	—	—
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 450	4.96%	12/2024	5,076	5,052	0.8	5,000
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 450	4.96%	12/2024	1,261	1,255	0.2	1,242
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	L + 450	4.96%	12/2024	216	213	0.0	205
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	633	628	0.1	633
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,037	1,026	0.2	1,037
Winxnet Holdings LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	06/2023	244	239	0.0	244
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,925	1,914	0.3	1,925

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,535	1,517	0.2	1,535
Winxnet Holdings LLC	Unitranche First Lien Revolver			06/2023	—	—	—	—
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,144	1,130	0.2	1,144
					239,579	234,403	36.1	235,877
Transportation
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	6.00%	07/2024	762	760	0.1	762
Pilot Air Freight, LLC (5)	Senior Secured First Lien Revolver			07/2024	—	—	—	—
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	6.00%	07/2024	1,174	1,174	0.2	1,174
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2024	5,294	5,281	0.8	5,294
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2024	791	781	0.1	791
					8,021	7,996	1.2	8,021
Total Debt Investments United States					$1,070,836	$1,048,140	160.2%	$1,048,306

Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	559
						615	0.1	559
Capital Goods
Envocore Holding, LLC	Preferred Stock				534,722	—	—	—
Envocore Holding, LLC	Common Stock				521,354	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.7	4,906
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.2	1,197
ASP MCS Acquisition Corp. (6)(12)	Common Stock				11,861	1,150	0.2	1,038
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,191
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	898
MHS Acquisition Holdings, LLC	Common Stock				11	9	—	—
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	464
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.3	1,671
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	111
						6,881	1.8	11,476
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,433
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	690
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	736
Legalshield	Common Stock				372	372	0.1	474
Southern Technical Institute, Inc. (6)	Common Stock				3,164,063	—	0.0	240
Southern Technical Institute, Inc. (6)	Common Stock				6,000,000	—	1.0	6,299
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,132

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Wrench Group LLC	Common Stock				4,082	410	0.1	745
Wrench Group LLC	Common Stock				1,143	115	0.0	209
						4,084	1.8	11,958
Diversified Financials
CBDC Senior Loan Fund LLC (7)(11)(13)	Partnership Interest				40,000,000	40,000	6.1	39,366
GACP II LP (6)(11)(13)	Partnership Interest				11,586,185	11,586	1.8	11,789
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)	Partnership Interest				6,333,798	6,329	0.9	5,965
						57,915	8.8	57,120
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	907
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	3,719
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.1	971
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.3	1,801
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	97
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.1	924
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,055	1,055	0.2	1,144
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				14,534	22	0.0	225
Seniorlink Incorporated	Common Stock				68,182	518	0.2	1,475
Smile Doctors LLC	Common Stock				227	714	0.1	714
						10,638	1.7	11,977
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	288
Integrity Marketing Acquisition, LLC	Common Stock				262,567	533	0.3	1,899
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,736
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.6	3,923
Materials
Kestrel Parent, LLC	Common Stock				41,791	209	0.1	348

Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	953
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	447
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	580
						1,956	0.3	1,980

Retailing
Palmetto Moon LLC	Common Stock				61	—	0.1	943
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,469
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	938
						1,499	0.4	3,350
Software & Services
Curvature	Common Stock				1,975,461	1,975	0.1	954
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	638
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,071
Park Place Technologies, LLC	Common Stock				479	479	0.1	458
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.0	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	450
						4,624	0.6	3,571

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
Total Equity Investments United States						$90,915	16.4%	$107,516
Total United States						$1,139,055	176.6%	$1,155,822
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	1150 PIK	11.50%	03/2031	C$2,829	$2,169	0.3	$2,263
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,707	1,249	0.2	1,393
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,707	1,303	0.2	1,393
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	4,956	3,872	0.6	4,044
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	8.00%	07/2027	9,153	6,666	1.1	7,469
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	8,720	6,749	1.1	7,116
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	6,250	4,803	0.8	5,100
					35,322	26,811	4.3	28,778
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	8.21%	11/2026	$4,500	4,385	0.7	4,444
Total Debt Investments Canada						$31,196	5.0%	$33,222
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				1,016,357	$776	0.3	$1,791

Total Equity Investments Canada					1,016,357	776	0.3%	1,791
Total Canada						$31,972	5.3%	$35,013
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	L + 625	6.94%	12/2025	£6,067	$7,471	1.2%	$7,971
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	L + 625	6.94%	12/2025	303	399	0.1	399
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	6.95%	06/2028	1,416	1,943	0.3	1,861
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.69%	06/2028	392	520	0.1	515
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.70%	06/2028	2,567	3,079	0.5	3,372
					10,745	13,412	2.2	14,118

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	$4,352	$4,250	0.7	$4,282
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	9,939	9,706	1.5	9,780
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	4,953	4,837	0.7	4,874
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	€—	(80)	(0.0)	(49)
						18,713	2.9	18,887
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£—	—	—	—
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 650	6.56%	08/2028	13,234	17,731	2.7	17,386
						17,731	2.7	17,386
Total Debt Investments United Kingdom						$49,856	7.8%	$50,391
Total United Kingdom						$49,856	7.8%	$50,391
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	€1,868	$2,142	0.3%	$2,066
PharComp Parent B.V. (11)(10)	Unitranche First Lien - Last Out Term Loan	E + 650	6.50%	02/2026	6,910	7,687	1.2	7,646
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	407	410	0.1	450
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
					9,185	10,239	1.6	10,162
Total Debt Investments Netherlands						$10,239	1.6%	$10,162
Total Netherlands						$10,239	1.6%	$10,162
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	6.25%	04/2026	€9,507	$10,539	1.6	$10,520
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	6.41%	04/2026	4,162	4,083	0.6	4,162
						14,622	2.2	14,682
Total Debt Investments Belgium						$14,622	2.2%	$14,682

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) March 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	76
						92	0.0	76
Total Equity Investments Belgium						$92	0.0%	$76
Total Belgium						$14,714	2.2%	$14,758
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	L + 575	6.02%	03/2028	A$30,000	$21,842	3.4	$22,455
Total Debt Investments Australia						$21,842	3.4%	$22,455
Total Australia						$21,842	3.4%	$22,455
Total Investments						$1,267,678	196.9%	$1,288,601

*The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), SOFR (“S”), CDOR (“C”), EURIBOR (“E”), or SONIA (“SN”) and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. As of March 31, 2022, the reference rates for the Company's variable rate loans were the 1 mo. LIBOR at 0.45%, the 3 mo. LIBOR at 0.96%, the 6 mo. LIBOR at 1.47%, the 1 year LIBOR at 2.10%, the Prime at 3.50%, the 1 mo. CDOR at 0.96%, the 1 mo EURIBOR at (0.58)%, the 3 mo. EURIBOR at (0.57)% and the 6 mo. EURIBOR at (0.55)%, and SONIA at 0.19%. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $654,286 as of March 31, 2022

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of March 31, 2022.
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
(11)
Investment is not a qualifying investment as defined under section 55 (a) of the Investment Company Act of 1940. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.51% as of March 31, 2022.
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
(14)
Investment is not redeemable.
(15)
Residual interest in Curvature (Beijing) Technology Limited.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$(198)
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	(25)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(609)
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	(12)
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	(25)
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	(49)
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	(29)
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	15
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	(16)
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	(13)
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	(17)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(50)
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(44)
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	(25)
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	(12)
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	(10)
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	(11)
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	(2)
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	-
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	(25)
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	835
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	56
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	20
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	(6)
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	973
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	24
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	189
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	6
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	66
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	106
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	5
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	7
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	455
Total Foreign Currency Exchange Contracts				$1,579

AUD Australian Dollar ("A$") CAD Canadian Dollar ("C$") EUR Euro ("€") GBP Great British Pound ("£") PIK Payment In-Kind USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC (4)(5)	Senior Secured First Lien Revolver			01/2023	$-	$(2)	-%	$(1)
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	4,517	4,501	0.7	4,511
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	2,289	2,268	0.4	2,285
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2027	7,267	7,138	1.1	7,121
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2027	2,679	2,655	0.0	2,625
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	09/2028	5,136	4,998	0.8	5,136
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2028	-	(35)	-	-
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	13,043	12,795	2.0	13,043
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	2,500	2,450	0.4	2,500
					37,431	36,768	5.4	37,220

Capital Goods
Envocore , LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,944	6,872	1.1	6,872
Envocore , LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	6,944	5,957	0.9	5,957
Envocore , LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	608	602	0.1	579
Eshipping	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	8,050	7,891	1.2	7,972
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	-	(18)	-	(18)
Eshipping (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	11/2027	197	175	-	186
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2027	-	(8)	-	(13)
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	08/2027	92	82	-	84
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2027	2,045	2,006	0.3	2,015
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	12/2025	1,117	1,103	0.2	1,108
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	12/2024	88	85	-	84
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	2,454	2,440	0.4	2,436
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	466	464	0.1	463

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Flow Technologies	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2027	8,550	8,384	1.3	8,467
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	10/2027	1,200	1,177	0.2	1,188
United Flow Technologies (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2027	-	(37)	-	(36)
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	-	(31)	-	(16)
					38,755	37,144	5.8	37,328

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2025	292	273	0.0	289
Battery Solutions, Inc. (6)(8)	Unsecured Debt	1400 PIK	14.00%	06/2023	1,436	1,428	0.2	1,398
Battery Solutions, Inc. (6)(8)	Unsecured Debt	1400 PIK	14.00%	06/2023	387	387	0.1	377
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	04/2025	1,002	1,000	0.1	962
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	04/2025	4,753	4,742	0.7	4,562
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	-	(10)	-	(3)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	4,307	4,238	0.7	4,287
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	3,831	3,762	0.6	3,813
Galway Borrower, LLC	Unitranche First Lien Term Loan	L + 525 (75 Floor)	6.00%	09/2028	12,886	12,655	2.0	12,757
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	-	(24)	-	(19)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	-	(18)	-	(17)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2027	13,142	12,958	2.0	12,828
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.50%	05/2027	208	180	0.0	158
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			05/2027	-	-	-	(133)
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	4,125	4,106	0.6	3,845
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	5,059	5,036	0.7	4,716
Hepaco, LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	766	766	0.1	704
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	18,982	18,588	3.1	19,361
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	-	(46)	-	44
Hercules Borrower LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2026	-	(21)	-	20
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	12/2026	247	242	0.0	249

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	3,823	3,767	0.6	3,810
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	01/2026	2,864	2,824	0.4	2,854
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	-	(10)	-	(3)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	249	245	0.0	249
ISS Compressors Industries, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2026	-	(6)	-	(39)
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	8,965	8,902	1.3	8,550
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	222	214	0.0	222
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	666	662	0.1	666
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	07/2027	130	127	0.0	130
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	-	(3)	-	-
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	07/2027	1,724	1,691	0.3	1,724
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2027	5,672	5,566	0.9	5,672
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	6.00%	05/2027	400	391	0.1	400
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	4,968	4,799	0.8	5,012
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	3,696	3,553	0.6	3,728
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2027	9,923	9,558	1.5	10,015
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	11/2027	1,995	1,925	0.3	2,013
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	11/2027	1,193	1,156	0.2	1,217
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	-	(30)	-	14
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	-	(3)	-	-
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	10/2024	2,400	2,371	0.4	2,400
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan			10/2024	-	-	-	-
Seko Global Logistics Network, LLC (4)(5)(11)	Senior Secured First Lien Revolver			12/2026	-	(19)	-	-
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	12/2026	5,037	4,965	0.8	5,037
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	10/2028	8,755	8,522	1.4	9,012
Service Logic Acquisition, Inc. (5)	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	9.50%	10/2028	2,043	1,974	0.3	2,092
Spear Education (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2025	-	(20)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Spear Education	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	02/2025	6,755	6,710	1.0	6,755
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	11/2024	5,000	4,941	0.7	4,698
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	05/2024	1,176	1,163	0.2	1,110
UP Acquisition Corp. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	05/2024	443	431	0.1	372
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	05/2024	4,290	4,244	0.6	4,048
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	717	717	0.1	625
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	4,410	4,410	0.6	3,839
					158,939	155,979	24.2	156,420

Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	11/2027	7,750	7,598	1.2	7,674
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	-	(29)	-	(14)
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	-	(22)	-	(22)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2026	13,888	13,594	2.2	14,027
Everlast Parent Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	-	(33)	-	(17)
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	10/2026	3,412	3,335	0.5	3,379
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2027	5,172	5,070	0.8	5,069
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2027	-	(17)	-	(34)
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2027	1,290	1,258	0.2	1,255
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	-	(14)	-	(14)
HGH Purchaser, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	2,811	2,784	0.4	2,784
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	3,339	3,265	0.5	3,313
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	11/2025	280	264	-	272
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	11/2025	7,946	7,805	1.2	7,882
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2025	630	613	0.1	617
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	03/2025	2,537	2,488	0.4	2,499
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2025	4,293	4,212	0.6	4,228

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2023	676	641	0.1	656
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	13,208	12,917	2.0	13,009
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	-	(38)	-	(57)
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	-	(38)	0.0	(28)
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	01/2022	400	400	0.1	391
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2022	4,594	4,588	0.7	4,488
WeddingWire, Inc. (12)	Senior Secured Second Lien Term Loan	L + 825	8.38%	12/2026	5,000	4,963	0.8	4,950
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 788	8.01%	04/2027	4,833	4,720	0.7	4,833
					82,059	80,324	12.5	81,140
Energy
BJ Services, LLC	Unitranche First Lien Term Loan	L + 700 (150 Floor)	8.50%	01/2023	277	276	-	277
BJ Services, LLC (9)(10)	Unitranche First Lien - Last Out Term Loan			01/2023	8,075	8,014	0.9	5,861
Black Diamond Oilfiefld Rentals, LLC	Senior Secured First Lien Term Loan	L + 950 (100 Floor)	10.50%	03/2022	9,248	9,178	1.4	9,017
					17,600	17,468	2.3	15,155
Food & Staples Retailing
Isagenix International, LLC (12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2025	5,616	5,602	0.6	4,209

Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	5,025	4,944	0.8	4,959
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	320	307	0.0	310
JTM Foods LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2027	-	(7)	-	(10)
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	10/2024	900	892	0.1	879
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	10/2024	3,787	3,747	0.6	3,700
					10,032	9,883	1.5	9,838
Health Care Equipment & Services
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	08/2028	18	(6)	-	18
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	-	(14)	-	-
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	08/2028	6,993	6,818	1.1	6,993
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	6.25%	07/2025	3,741	3,707	0.6	3,741
Aegis Sciences Corporation (12)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2025	3,388	3,207	0.5	3,298

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ameda, Inc.	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	09/2022	2,174	2,167	0.3	2,063
Ameda, Inc. (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	09/2022	188	187	0.0	172
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2027	4,950	4,853	0.8	4,925
Arrow Management Acquisition, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	10/2027	172	150	0.0	161
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	-	(14)	-	(4)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	L + 450	4.63%	12/2025	16,665	16,565	2.5	16,332
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(39)	-	(1)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	12/2025	11,635	11,397	1.8	11,630
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	12/2023	1,213	1,202	0.2	1,181
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	12/2023	60	58	0.0	55
EMS Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	9,850	9,680	1.5	9,753
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	-	(9)	-	(5)
FH MD Buyer, Inc (12)	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	5.75%	07/2028	19,950	19,760	3.1	19,851
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2024	6,250	6,143	0.9	6,190
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	-	(10)	-	(6)
GrapeTree Medical Staffing, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			05/2024	-	-	-	(27)
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2026	4,975	4,884	0.7	4,881
Great Lakes Dental Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2026	-	(15)	-	(16)
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	06/2026	210	203	-	202
HCAT Acquisition, Inc. (5)	Unitranche First Lien Term Loan	L + 800 (100 Floor)	9.00%	11/2022	14,181	13,487	2.1	14,016
HCAT Acquisition, Inc.	Unitranche First Lien Revolver	L + 800 (100 Floor)	9.00%	11/2022	3,836	3,649	0.6	3,792
HCAT Acquisition, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 800 (100 Floor)	9.00%	11/2022	2,231	2,122	0.3	2,205
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	11,455	11,266	1.7	11,312
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	-	(19)	-	(14)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	9,450	9,278	1.4	9,332
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	4,539	4,453	0.7	4,483

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	293	273	-	280
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2027	3,395	3,364	0.5	3,353
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	14,307	13,967	2.2	14,465
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,613	2,546	0.4	2,642
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	12/2026	993	953	0.2	993
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,667	2,596	0.4	2,697
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	12/2024	14,719	14,499	2.3	14,719
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Revolver	L + 675 (100 Floor)	7.75%	12/2024	130	123	-	130
IvyRehab Intermediate II, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,445	1,424	0.2	1,445
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,049	1,027	0.2	1,049
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan			12/2024	-	-	-	-
Laserway Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	6,085	5,968	0.9	6,062
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	9,825	9,682	1.5	9,576
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	02/2026	280	266	-	253
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	02/2026	1,779	1,758	0.3	1,734
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	(129)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	2,743	2,693	0.4	2,674
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	7.85%	11/2026	1,667	1,632	0.2	1,624
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	7.85%	11/2026	7,222	7,074	1.1	7,036
NMSC Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	11.00%	10/2023	4,307	4,256	0.7	4,307
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	05/2023	340	336	0.1	340
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	6,808	6,771	1.0	6,808
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	893	881	0.1	893
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2028	11,338	11,072	1.7	11,338
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	-	(36)	-	-
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2028	12,169	11,902	1.9	12,169

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmalogics Recruiting, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	02/2027	10,135	10,006	1.6	10,186
Pharmalogics Recruiting, LLC	Unitranche First Lien Delayed Draw Term Loan			02/2027	-	-	-	-
Pharmalogics Recruiting, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	-	(22)	-	23
Pinnacle Treatment Centers, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2022	677	673	0.1	677
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2022	8,052	8,023	1.2	8,052
Pinnacle Treatment Centers, Inc. (4)(5)	Unitranche First Lien Revolver			12/2022	-	(2)	-	-
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	08/2028	1,364	1,340	0.2	1,375
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	08/2027	278	249	-	281
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	08/2028	9,524	9,340	1.5	9,544
Professional Physical Therapy	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	9.50%	12/2022	9,106	8,810	0.8	5,509
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	09/2027	956	905	0.2	989
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2027	10,474	10,275	1.6	10,550
PT Network, LLC (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	120	120	-	120
PT Network, LLC	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	4,840	4,835	0.7	4,840
Safco Dental Supply, LLC (4)(5)	Unitranche First Lien Revolver			06/2025	-	(6)	0.0	(2)
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	L + 400 (100 Floor)	5.00%	06/2025	4,043	3,998	0.6	4,028
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	-	(24)	-	31
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	07/2026	10,747	10,491	1.7	11,069
Smile Doctors LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	11,257	11,033	1.7	11,032
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2028	113	94	-	78
Smile Doctors LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	12/2027	61	35	-	35
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	6.00%	09/2025	3,038	2,991	0.5	3,038
Unifeye Vision Partners (4)(5)	Senior Secured First Lien Revolver			09/2025	-	(21)	-	-
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	09/2025	5,292	5,223	0.8	5,292

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	09/2025	767	759	0.1	767
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2025	6,963	6,866	1.1	6,963
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	-	(30)	-	-
					342,998	336,098	51.5	337,448
Household & Personal Products
Tranzonic (5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2023	338	334	0.1	338
Tranzonic	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2023	3,772	3,760	0.6	3,772
					4,110	4,094	0.7	4,110
Insurance
Comet Acquisition, Inc. (12)	Senior Secured Second Lien Term Loan	L + 750	7.63%	10/2026	1,782	1,779	0.3	1,744
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	04/2027	8,292	8,205	1.3	8,458
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	-	(7)	-	15
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	1,455	1,439	0.2	1,484
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	697	679	0.1	732
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	5,017	4,930	0.8	5,004
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	3,033	2,980	0.5	3,026
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	-	(31)	-	(4)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2025	12,749	12,546	1.9	12,717
Integro Parent, Inc. (11)(12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2022	468	466	0.1	448
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,897	0.4	2,420
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	378	-	316
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	10/2028	6,745	6,613	1.0	6,745
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(25)	-	-
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	-	(13)	-	(5)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2026	3,567	3,500	0.5	3,558
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2026	1,009	989	0.2	1,006
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(6)	-	(7)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,058	1,036	0.2	1,058

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,779	1,746	0.3	1,779
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(3)	-	(3)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	12/2026	87	41	-	19
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(2)	-	(2)
					51,033	50,137	7.8	50,508
Materials
Kestrel Parent, LLC (4)(5)	Unitranche First Lien Revolver			11/2023	-	(8)	-	-
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2025	6,604	6,504	1.0	6,604
					6,604	6,496	1.0	6,604
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	7.00%	12/2028	12,885	12,629	1.9	12,628
BioAgilytix (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2028	-	(25)	-	(51)
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	8.50%	12/2029	14,000	13,687	2.1	13,965
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	09/2026	14,020	13,700	2.1	14,020
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	09/2026	310	280	-	310
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2026	-	(19)	-	-
					41,215	40,252	6.1	40,872
Retailing
Savers (12)	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	04/2028	16,827	16,714	2.6	16,806
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	-	(6)	-	-
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2024	14,318	14,096	2.2	14,318
					31,145	30,804	4.8	31,124

Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	-	(5)	-	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	08/2024	6,370	6,304	1.0	6,329
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	7,673	6,687	0.7	4,872
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,061	931	0.1	674
Apps Associates LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	-	(8)	-	-
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	-	(15)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	07/2027	5,636	5,530	0.9	5,636
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	-	(63)	-	-
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	-	(45)	-	-
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	07/2027	15,843	15,544	2.4	15,843
Belay Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	06/2026	4,925	4,846	0.8	4,925
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	-	(10)	-	-
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	1,400	1,389	0.2	1,398
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	297	293	0.0	297
Benesys Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	-	(1)	-	-
C-4 Analytics, LLC (4)(5)	Senior Secured First Lien Revolver			08/2023	-	(3)	-	-
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	08/2023	9,811	9,755	1.5	9,811
CAT Buyer, LLC (4)(5)	Unitranche First Lien Revolver			04/2024	-	(6)	-	-
CAT Buyer, LLC	Unitranche First Lien Term Loan	L + 500 (100 Floor)	6.00%	04/2024	5,903	5,845	0.9	5,903
Claritas, LLC (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	12/2023	23	21	0.0	23
Claritas, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2023	1,064	1,059	0.2	1,064
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	01/2027	9,149	8,956	1.4	9,127
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2027	-	(17)	-	(2)
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	01/2027	4,781	4,663	0.7	4,761
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	L + 625 (75 Floor)	7.00%	11/2028	13,257	12,994	2.0	13,257
Lexipol (Ranger Buyer, Inc.) (5)	Unitranche First Lien Revolver	L + 625 (75 Floor)	7.00%	11/2027	221	199	-	221
List Partners, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2023	-	(2)	-	(6)
List Partners, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	01/2023	4,097	4,079	0.6	4,043
MRI Software LLC (12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	-
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	18,414	18,214	2.9	18,400
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	-	(13)	-	(1)
MRI Software LLC (12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	1,323	1,309	0.2	1,322
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	10/2026	3,158	3,100	0.5	3,164
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	10/2026	76	72	-	76
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	10/2026	1,354	1,326	0.2	1,358
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	-	(17)	-	-
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	-	(48)	-	-
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	9,643	9,453	1.5	9,643
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	1,097	1,095	0.2	1,091
Ontario Systems, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	-	(3)	-	(3)
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	3,177	3,156	0.5	3,159
Ontario Systems, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	337	318	0.1	333
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	449	441	0.1	446
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	782	782	0.1	782
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	8.09%	07/2027	5,000	4,981	0.8	5,000
Prism Bidco, Inc. (4)(5)	Unitranche First Lien Revolver			06/2026	-	(19)	-	17
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	06/2026	7,388	7,213	1.2	7,535
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2026	1,463	1,436	0.2	1,492
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	05/2026	233	230	-	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	9,301	9,171	1.4	9,301
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	8,307	8,153	1.3	8,307
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	05/2026	2,117	2,079	0.3	2,117
Ruffalo Noel Levitz, LLC (4)(5)	Unitranche First Lien Revolver			05/2022	-	(1)	-	(1)
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2022	2,480	2,474	0.4	2,474
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	20,318	19,816	3.1	19,826
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	2,475	2,410	0.4	2,415
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	09/2026	908	871	0.1	871

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2028	24,110	23,630	3.8	24,111
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	-	(65)	-	-
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 450	4.59%	12/2024	5,089	5,062	0.8	5,076
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 450	4.59%	12/2024	1,264	1,258	0.2	1,261
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	-	(4)	0.0	(2)
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	634	629	0.1	634
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,040	1,026	0.2	1,040
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			06/2023	-	(2)	-	-
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,930	1,917	0.3	1,930
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,538	1,517	0.2	1,538
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			06/2023	-	(3)	-	-
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,147	1,130	0.2	1,147
					228,063	223,014	34.7	224,264
Transportation
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	763	762	0.1	763
Pilot Air Freight, LLC (5)	Senior Secured First Lien Revolver			07/2024	-	-	-	-
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	1,179	1,179	0.2	1,179
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	5,307	5,292	0.8	5,307
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	794	783	0.1	794
					8,043	8,016	1.2	8,043
Total Debt Investments United States					$1,063,643	$1,042,079	160.1%	$1,044,283

Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	615
						615	0.1	615
Capital Goods
Envocore , LLC (7)	Preferred Stock				534,722	-	-	-
Envocore , LLC (7)	Common Stock				521,354	-	-	-
						-	-	-
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.7	4,579
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.2	1,117

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
ASP MCS Acquisition Corp. (6)	Common Stock				11,792	1,150	0.2	1,327
Battery Solutions, Inc. (6)	Preferred Stock				5,719,738	3,669	0.8	5,256
Battery Solutions, Inc. (6)	Preferred Stock				50,000	-	-	-
Battery Solutions, Inc. (6)	Preferred Stock				3,333,333	-	-	-
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,246
IGT Holdings LLC	Preferred Stock				645,730	-	-	-
IGT Holdings LLC	Common Stock				1,000,000	-	-	-
MHS Acquisition Holdings, LLC	Preferred Stock				1,018	923	0.1	949
MHS Acquisition Holdings, LLC	Common Stock				10	9	-	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	329
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.2	1,432
TecoStar Holdings, Inc.	Common Stock				500,000	500	-	120
						10,550	2.5	16,355
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,404
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	690
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	782
Legalshield	Common Stock				372	372	0.1	503
Southern Technical Institute, Inc. (6)	Common Stock				3,164,063	-	-	282
Southern Technical Institute, Inc. (6)	Common Stock				6,000,000	-	1.1	7,404
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,132
Wrench Group LLC	Common Stock				4,082	410	0.1	746
Wrench Group LLC	Common Stock				1,143	115	0.0	209
						4,084	1.9	13,152
Diversified Financials
CBDC Senior Loan Fund LLC (7)(11)(13)	Partnership Interest				40,000,000	40,000	6.1	39,361
GACP II LP (6)(11)(13)(14)	Partnership Interest				12,895,313	12,895	1.9	12,619
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest				5,792,014	5,851	0.9	5,980
						58,746	8.9	57,960
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	907
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	3,719
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.2	979
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.3	1,835
Hospice Care Buyer, Inc.	Common Stock				844	75	-	99
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.2	1,138
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,055	1,055	0.2	1,123
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				14,534	22	0.0	228.0
PT Network, LLC	Common Stock				0.93	-	0.1	891
Seniorlink Incorporated	Common Stock				68,182	518	0.2	1,331
Smile Doctors LLC	Common Stock				227	714	0.1	714
						10,638	2.0	12,964
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	292
Integrity Marketing Acquisition, LLC	Common Stock				262,567	607	0.3	1,953
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,686
Integro Parent, Inc. (11)	Common Stock				4,468	454	-	-
						2,568	0.6	3,931
Materials
Kestrel Parent, LLC	Common Stock				41,791	209	0.0	308

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	953
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	447
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	746
						1,956	0.3	2,146
Retailing
Palmetto Moon LLC	Common Stock				61	-	0.1	700
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,529
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	922
						1,499	0.4	3,151
Software & Services
Curvature (15)	Common Stock				1,975,461	1,975	0.2	1,072
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	638
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,071
Park Place Technologies, LLC	Common Stock				479	479	0.1	479
Park Place Technologies, LLC	Common Stock				685,018	-	-	-
Park Place Technologies, LLC	Common Stock				442,203	27	0.0	27
Saturn Borrower Inc	Common Stock				434,163	434	0.1	445
						4,624	0.7	3,732
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	-	0.2	1,254
Total Equity Investments United States						$95,489	17.6%	$115,568
Total United States						$1,137,568	177.7%	$1,159,851
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	1150 PIK	11.50%	03/2031	C$2,750	$2,104	0.3	$2,175
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,712	1,251	0.2	1,381
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,712	1,305	0.2	1,381
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	4,968	3,876	0.6	4,008
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	8.00%	07/2027	9,176	6,676	1.1	7,403
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	8,742	6,757	1.1	6,914
VetStrategy (5)(11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	5,720	4,380	0.7	4,524
					34,780	26,349	4.2	27,786
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	8.09%	11/2026	$4,500	4,379	0.7	4,480
Total Debt Investments Canada						$30,728	4.9%	$32,266

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				1,016,357	$776	0.3	$1,848

Total Equity Investments Canada					1,016,357	776	0.3%	1,848
Total Canada						$31,504	5.2%	$34,114
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	L + 625	6.31%	12/2025	£6,067	$7,463	1.3%	$8,209
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan			12/2025	-	-	-	-
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	L + 625	6.31%	12/2025	303	399	0.1	410
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	6.55%	06/2028	1,416	1,942	0.3	1,916
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.55%	06/2028	392	519	0.1	530
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.55%	06/2028	2,567	3,068	0.5	3,473
					10,745	13,391	2.3	14,538
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	$4,352	$4,244	0.6	$4,160
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	9,939	9,693	1.5	9,502
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	4,953	4,830	0.7	4,735
Lion Cashmere Bidco Limited (5)(11)	Unitranche First Lien Revolver	L + 600	6.50%	03/2026	€276	374	-	263
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	-	(83)	-	(138)
						19,058	2.8	18,522
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£-	$-	-	$(112)
Jordan Bidco, Ltd. (5)(11)	Senior Secured First Lien Revolver	SN + 650	6.50%	02/2028	1,102	1,090	0.2	1,046
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 650	6.50%	08/2028	13,234	17,714	2.8	17,422
						18,804	3.0	18,356

Total Debt Investments United Kingdom						$51,253	8.1%	$51,416
Total United Kingdom						$51,253	8.1%	$51,416

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	€1,868	$2,139	0.3%	$2,125
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 650	6.50%	02/2026	6,910	7,684	1.2	7,862
					8,778	9,823	1.5	9,987
Total Debt Investments Netherlands						$9,823	1.5%	$9,987
Total Netherlands						$9,823	1.5%	$9,987
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	6.25%	04/2026	€9,507	10,529	1.7	10,764
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	6.41%	04/2026	$4,162	4,077	0.6	4,162
						14,606	2.3	14,926
Total Debt Investments Belgium						$14,606	2.3%	$14,926
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	1	-	-
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	72
						92	0.0	72
Total Equity Investments Belgium						$92	0.0%	$72
Total Belgium						$14,698	2.3%	$14,998
Total Investments						$1,244,846	194.8%	$1,270,366

* The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“SN”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2021. As of December 31, 2021, the reference rates for the Company's variable rate loans were the 1 mo. LIBOR at 0.10%, 2 mo. LIBOR at 0.15%, the 3 mo. LIBOR at 0.21%, the 6 mo. LIBOR at 0.34%, the 1 year LIBOR at 0.58%, the Prime at 3.25%, the 1 mo. CDOR at 0.45%, the 1 mo. GBP LIBOR at 0.19%, the 3 mo. GBP LIBOR at 0.26%, the 6 mo. GBP LIBOR at 0.47%, the 1 mo EURIBOR at (0.58)%, the 3 mo. EURIBOR at (0.57)% and the 6 mo. EURIBOR at (0.55)%., and SONIA at 0.19%.Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

** The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

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
(14)
Investment is not redeemable.
(15)
Residual interest in Curvature (Beijing) Technology Limited

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	$(3)
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	3
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	2
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	-
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	(7)
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	(22)
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	15
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	34
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(31)
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	(1)
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	4
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(38)
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	(4)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(472)
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	(12)
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	-
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	(1)
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	37
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	(28)
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	44
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	16
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	(10)
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	742
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	844
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	15
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	35
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	(2)
Wells Fargo Bank, N.A.	USD 193	GBP 138	2/13/2025	6
Wells Fargo Bank, N.A.	USD 191	GBP 138	2/13/2025	4
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	5
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	-
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	22
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	83
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	204
Wells Fargo Bank, N.A.	USD 1,097	GBP 803	8/24/2026	-
Total Foreign Currency Exchange Contracts				$1,484

CAD Canadian Dollar ("C$") EUR Euro ("€") GBP Great British Pound ("£") PIK Payment In-Kind USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 31, 2022 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 as a Delaware corporation structured as an externally managed, closed-end management investment company. The Company commenced investment operations on June 26, 2015. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and currently operates as a diversified investment company. In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of consolidated financial statements for the periods included herein. All significant intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2022.

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

Investment Transactions

Loan originations are recorded on the date of the binding commitment. Investments purchased on a secondary market are recorded on the trade date. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is to borrow local currency under the Company’s credit facilities or to enter into foreign currency forward contracts.

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

Equity Offering Expenses

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings and are included in other assets on the Consolidated Statements of Assets and Liabilities. These costs are charged as a reduction of paid-in-capital upon the closing of the related offering.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, the Company had three portfolio companies with five investment positions on non-accrual status, which represented 1.4% and 1.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, the Company had three portfolio companies with five investment positions on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2022 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”) “Reference Rate Reform (Topic 848): Scope. This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. The Company adopted this guidance during the quarter and had no material impact on the Company's consolidated financial statements.

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

For the three months ended March 31, 2022 and 2021, the Company incurred administrative services expenses of $329 and $257, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of March 31, 2022 and December 31, 2021, $380 and $354, respectively, was payable to the Administrator.

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

For the three months ended March 31, 2022 and 2021, the Company incurred management fees of $4,015 and $3,207, of which $56 and $1,283, respectively, were waived. As of March 31, 2022 and December 31, 2021, management fees of $3,959 and $3,830, respectively, were unpaid.

Incentive Fee per Investment Advisory Agreement

Under the Investment Advisory Agreement, the incentive fee consists of two parts:

The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% per quarter (7.0% annualized) (the “Hurdle”), and a catch-up feature until the Adviser has received 17.5% of the pre-incentive fee net investment income for the current quarter up to 2.1212% (the “Catch-up”), and (b) 17.5% of all remaining pre-incentive fee net investment income above the “Catch-up.”

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Additionally, On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver is effective from July 31, 2021 through December 31, 2022. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II and WhiteHawk III Onshore Fund LP.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee , expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.75% per quarter, or 7.0% annualized, and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the three months ended March 31, 2022 and 2021, the Company incurred income incentive fees of $2,718 and $2,277, of which $44 and $2,277, respectively, were waived. As of March 31, 2022 and December 31, 2021, income incentive fees of $2,674 and $600, respectively, were unpaid.

GAAP Incentive Fee on Cumulative Unrealized Capital Appreciation

The Company accrues, but does not pay, a portion of the incentive fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the incentive fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 17.5% of such amount, minus the aggregate amount of actual incentive fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2022 and 2021, the Company recorded capital gains incentive fees on unrealized capital appreciation of $721 and $1,577, respectively. As of March 31, 2022 and December 31, 2021, capital gains incentive fees of $7,045 and $6,324, respectively, were accrued and unpaid.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. At March 31, 2022 and December 31, 2021, Crescent, its employees and certain officers and directors of the Company owned 3.01% and 2.95%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of March 31, 2022 and December 31, 2021, Sun Life owned 3.49% and 2.15%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

In connection with the November 18, 2021 common equity offering totaling $58,018, the Advisor provided transaction support of $5,386, which is reflective of the difference between the actual public offering price and the net proceeds per share received by the Company in this offering and represents payments to the underwriters. In addition, the Advisor paid the sales load payable to the underwriters totaling $2,105. The Company is not obligated to repay the transaction support and sales load paid by the Advisor.

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

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,616	$1	$(1)	—	$(300)	$1,316	$5
Battery Solutions, Inc.	7,031	2,116	(14,712)	7,113	(1,548)	—	2,114
GACP II, LP	12,619	—	(1,309)	—	479	11,789	167
Slickdeals Holdings, LLC	15,847	24	(37)	—	(84)	15,750	267
Southern Technical Institute, Inc.	7,686	—	—	—	(1,147)	6,539	1,923
Vivid Seats Ltd.	922	—	—	—	16	938	—
WhiteHawk III Onshore Fund L.P.	5,980	478	—	—	(493)	5,965	185
Total Non-Controlled Affiliates	$51,701	$2,619	$(16,059)	$7,113	$(3,077)	$42,297	$4,661

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$—	$(1)	—	$222	$2,014	$9
Battery Solutions, Inc.	3,565	36	—	—	(1,649)	1,952	45
Conisus, LLC	22,865	470	—	—	689	24,024	469
GACP II, LP(1)	16,154	—	(1,771)	—	(101)	14,282	505
Slickdeals Holdings, LLC	16,010	21	(37)	—	(23)	15,971	285
Southern Technical Institute, Inc.	7,253	—	—	—	335	7,588	—
Vivid Seats Ltd.	3,714	—	—	—	105	3,819	—
Total Non-Controlled Affiliates	$71,354	$527	$(1,809)	$—	$(422)	$69,650	$1,313
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

The Company’s investments in controlled affiliates for the three months ended March 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$—	—	$6	$39,366	$—
Envocore LLC	13,408	205	(626)	—	(674)	12,313	356
Total Controlled Affiliates	$52,768	$205	$(626)	$—	$(668)	$51,679	$356

The Company’s investments in controlled affiliates for the three months ended March 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$609	$39,344	$700

(1)
Together with Masterland Enterprise Holdings, Ltd. (“Masterland”, and collectively with the Company, the “Members”), the Company invests through the Senior Loan Fund. The Senior Loan Fund is not an extension of the Company’s investment operations given shared power/voting rights exist with Masterland. Additionally, the Company’s investment strategy focuses on middle market lending in senior secured first lien, second lien and equity investments, while the Senior Loan Fund focuses on senior secured broadly syndicated loans. Although the Company owns more than 25% of the voting securities of the Senior Loan Fund, the Company does not have control over the Senior Loan Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments” for further detail.
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

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2022			As of December 31, 2021
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$328,318	$322,738	(5,580)	$335,207	$329,795	(5,412)
Unitranche First Lien	766,837	778,458	11,621	719,594	731,017	11,423
Unitranche First Lien - Last Out	13,403	11,644	(1,759)	15,698	13,723	(1,975)
Senior Secured Second Lien	63,456	62,429	(1,027)	72,413	72,723	310
Unsecured Debt	3,881	3,949	68	5,577	5,620	43
Equity & Other	33,868	52,263	18,395	37,611	59,528	21,917
LLC/LP Equity Interests	57,915	57,120	(795)	58,746	57,960	(786)
Total investments	$1,267,678	$1,288,601	$20,923	$1,244,846	$1,270,366	$25,520

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
Health Care Equipment & Services	$378,002	29.4%	$380,046	29.9%
Software & Services	256,834	20.0	246,352	19.4
Commercial & Professional Services	197,032	15.3	202,311	15.9
Consumer Services	90,690	7.0	94,292	7.4
Diversified Financials	57,120	4.4	57,960	4.6
Insurance	54,555	4.2	54,439	4.3
Retailing	53,810	4.2	34,275	2.7
Pharmaceuticals, Biotechnology & Life Sciences	53,240	4.1	53,005	4.2
Capital Goods	38,905	3.0	37,328	2.9
Automobiles & Components	37,852	2.9	37,835	3.0
Consumer Durables & Apparel	18,887	1.5	18,522	1.5
Energy	12,921	1.0	15,155	1.2
Food, Beverage & Tobacco	9,976	0.8	9,838	0.8
Transportation	9,275	0.7	9,297	0.7
Materials	7,649	0.6	6,912	0.5
Telecommunication Services	4,444	0.3	4,480	0.4
Household & Personal Products	3,856	0.3	4,110	0.3
Food & Staples Retailing	3,553	0.3	4,209	0.3
Total investments	$1,288,601	100.00%	$1,270,366	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
United States	$1,155,822	89.7%	$1,159,851	91.3%
United Kingdom	50,391	3.9	51,416	4.0
Canada	35,013	2.7	34,114	2.7
Australia	22,455	1.7	-	-
Belgium	14,758	1.2	14,998	1.2
Netherlands	10,162	0.8	9,987	0.8
Total investments	$1,288,601	100.0%	$1,270,366	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$53,767	$268,971	$322,738
Unitranche First Lien	—	19,617	758,841	778,458
Unitranche First Lien – Last Out	—	—	11,644	11,644
Senior Secured Second Lien	—	6,199	56,230	62,429
Unsecured Debt	—	—	3,949	3,949
Equity & Other	—	1,976	50,287	52,263
Subtotal	$—	$81,559	$1,149,922	$1,231,481
Investments Measured at NAV (1)				57,120
Total Investments				$1,288,601
Foreign Currency Forward Contracts	$—	$1,579	$—	$1,579

The following table presents fair value measurements of investments as of December 31, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$60,944	$268,851	$329,795
Unitranche First Lien	—	19,721	711,296	731,017
Unitranche First Lien – Last Out	—	—	13,723	13,723
Senior Secured Second Lien	—	25,139	47,584	72,723
Unsecured Debt	—	—	5,620	5,620
Equity & Other	—	922	58,606	59,528
Subtotal	$—	$106,726	$1,105,680	$1,212,406
Investments Measured at NAV (1)				57,960
Total Investments				$1,270,366
Foreign Currency Forward Contracts	$—	$1,484	$—	$1,484

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2022, based off of the fair value hierarchy as of March 31, 2022 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2022	$268,851	$711,296	$13,723	$47,584	$5,620	$58,606	$1,105,680
Amortized discounts/premiums	302	868	2	131	79	—	1,382
Paid in-kind interest	152	—	—	174	158	1,998	2,482
Net realized gain (loss)	3	(5)	—	—	—	8,288	8,286
Net change in unrealized appreciation (depreciation)	614	266	217	(1,318)	24	(3,248)	(3,445)
Purchases	9,438	50,098	—	—	—	—	59,536
Sales/return of capital/principal repayments/paydowns	(10,389)	(3,682)	(2,298)	(4,306)	(1,932)	(14,030)	(36,637)
Transfers in	—	—	—	13,965	—	—	13,965
Transfers out	—	—	—	—	—	(1,327)	(1,327)
Balance as of March 31, 2022	$268,971	$758,841	$11,644	$56,230	$3,949	$50,287	$1,149,922
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2022	$624	$160	$217	$(1,266)	$(15)	$(768)	$(1,048)

During the three months ended March 31, 2022, the Company recorded $1,327 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $13,965 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2021, based off of the fair value hierarchy as of March 31, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	405	747	8	366	5	3	1,534
Paid in-kind interest	308	—	—	—	92	468	868
Net realized gain (loss)	—	189	—	—	—	2,141	2,330
Net change in unrealized appreciation (depreciation)	237	3,135	(1,072)	1,486	46	1,401	5,233
Purchases	8,847	76,468	—	—	1,915	1,019	88,249
Sales/return of capital/principal repayments/paydowns	(20,220)	(26,021)	—	(24,882)	—	(4,045)	(75,168)
Transfers in	—	—	—	—	—	1,501	1,501
Transfers out	(6,533)	—	—	—	—	—	(6,533)
Balance as of March 31, 2021	$322,942	$468,061	$13,853	$81,626	$5,090	$70,319	$961,891
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2021	$356	$2,211	$(1,072)	$1,101	$(42)	$1,401	$3,955

During the three months ended March 31, 2021, the Company recorded $6,533 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $1,501 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$226,125	Discounted Cash Flows	Discount Rate	5.5%	-	28.4%	(7.9%)
	6,119	Enterprise Value	Comparable EBITDA Multiple	9.7x	-	9.7x	(9.7x)
	36,727	Broker Quoted	Broker Quote			N/A
	$268,971

Unitranche First Lien	$656,448	Discounted Cash Flows	Discount Rate	5.5%	-	11.0%	(7.1%)
	6,161	Enterprise Value	Comparable EBITDA Multiple	6.7x	-	6.7x	(6.7x)
	96,232	Broker Quoted	Broker Quote			N/A
	$758,841

Unitranche First Lien - Last Out	$7,646	Discounted Cash Flows	Discount Rate	6.5%	-	6.5%	(6.5%)
	3,998	Collateral Analysis	Recovery Rate			51.6%
	$11,644

Senior Secured Second Lien	$37,122	Discounted Cash Flows	Discount Rate	8.9%	-	22.6%	(11.7%)
	19,108	Broker Quoted	Broker Quote			N/A
	$56,230

Unsecured Debt	$3,949	Discounted Cash Flows	Discount Rate	11.5%	-	13.5%	(12.4%)

Equity & Other	$50,287	Enterprise Value	Comparable EBITDA Multiple	5.6x	-	28.8x	(13.8x)

Total	$1,149,922

Security Type	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$227,225	Discounted Cash Flows	Discount Rate	5.5%	-	23.0%	(8.0%)
	5,509	Enterprise Value	Comparable EBITDA Multiple	10.3x	-	10.3x	(10.3x)
	36,117	Broker Quoted	Broker Quote			N/A
	$268,851

Unitranche First Lien	$665,759	Discounted Cash Flows	Discount Rate	5.1%	-	10.4%	(7.1%)
	277	Collateral Analysis	Recovery Rate			100.0%
	45,260	Broker Quoted	Broker Quote			N/A
	$711,296

Unitranche First Lien - Last Out	$7,862	Discounted Cash Flows	Discount Rate	6.5%	-	6.5%	(6.5%)
	5,861	Collateral Analysis	Recovery Rate			72.6%
	$13,723

Senior Secured Second Lien	$47,295	Discounted Cash Flows	Discount Rate	8.0%	-	21.7%	(10.5%)
	289	Broker Quoted	Broker Quote			N/A
	$47,584

Unsecured Debt	$5,620	Discounted Cash Flows	Discount Rate	11.5%	-	16.0%	(13.4%)

Equity & Other	$57,279	Enterprise Value	Comparable EBITDA Multiple	6.3x	-	32.4x	(9.8x)
	1,327	Broker Quoted	Broker Quote			N/A
	$58,606

Total	$1,105,680

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value.

Note 6. Debt

Debt consisted of the following (in thousands):

	March 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$241,500	$108,500	$241,500	$246,369	3.29%
SMBC Corporate Revolving Facility	350,000	209,319	140,681	209,319	207,233	2.46%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.49%
2026 Unsecured Notes	135,000	135,000	—	135,000	135,000	4.21%
Total Debt	$885,000	$635,819	$249,181	$635,819	$638,602	3.46%

	December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$249,500	$100,500	$249,500	$269,805	2.53%
SMBC Corporate Revolving Facility	300,000	203,437	96,563	203,437	25,033	2.39%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes	135,000	135,000	—	135,000	99,685	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83,147	0.00%
InterNotes®	—	—	—	—	3,005	0.00%
Total Debt	$835,000	$637,937	$197,063	$637,937	$530,675	3.15%

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.

As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding debt approximated fair value. The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2022 and December 31, 2021, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of March 31, 2022 and December 31, 2021, deferred financing costs related to the SPV Asset Facility were $2,568 and $2,718, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

SMBC Corporate Revolving Facility

On October 27, 2021, the Company entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $350,000, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR or adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of March 31, 2022 and December 31, 2021, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,648 and $2,569, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Ally Corporate Revolving Facility

On August 20, 2019, the Company entered into the “Ally Corporate Revolving Facility” with Ally Bank, as Administrative Agent and Arranger. The maximum principal amount of the Ally Corporate Revolving Facility was $200,000, subject to availability under the borrowing base. Borrowings under the Ally Corporate Revolving Facility bore interest at LIBOR plus a 2.35% margin with no LIBOR floor.

The Company terminated the Ally Corporate Revolving Facility concurrent with the closing of the SMBC Corporate Revolving Facility on October 27, 2021.

2023 Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25,000 issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, any time on or after January 30, 2023 at par plus accrued interest or any time prior to January 30, 2023 at par plus a “make-whole” premium and accrued interest. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of March 31, 2022, the Company was in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of March 31, 2022 and December 31, 2021, deferred financing costs related to the 2023 Unsecured Notes were $362 and $429, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2026 Unsecured Notes

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17th and August 17th of each year. As of March 31, 2022, the Company was in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of March 31, 2022 and December 31, 2021, deferred financing costs related to the 2026 Unsecured Notes were $1,111 and $1,181, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, Ally Corporate Revolving Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes® were as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Borrowing interest expense	$4,811	$3,645
Unused facility fees	231	188
Amortization of financing costs	429	361
Total interest and credit facility expenses	$5,471	$4,194
Weighted average outstanding balance	638,602	486,784

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of March 31, 2022 and December 31, 2021, $0 and $210, respectively, has been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the three months ended March 31, 2022 and 2021 the Company’s average USD notional exposure to foreign currency forward contracts was $98,293 and $44,096, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2022	Wells Fargo Bank, N.A.	$2,757	$(1,178)	$1,579	$—	$1,579
December 31, 2021	Wells Fargo Bank, N.A.	$2,115	$(631)	$1,484	$210	$1,484

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended March 31,
	2022	2021

Net realized gain (loss) on foreign currency forward contracts	$24	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	95	695
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$119	$695

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022 and December 31, 2021, the Company had aggregated unfunded commitments totaling $178,597 and $195,622 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2023	$2,564	8/2/2023	$2,564
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	738	8/2/2027	738
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Ameda, Inc. (5)	Revolver	9/29/2022	113	9/29/2022	113
Apps Associates LLC (7)	Delayed Draw Term Loan	7/2/2023	900	7/2/2023	1,800
Apps Associates LLC (5)	Revolver	7/2/2027	680	7/2/2027	800
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	10/14/2023	2,028	10/14/2023	2,028
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Auto-Vehicle Parts, LLC (5)	Revolver	1/3/2023	600	1/3/2023	600
Banker's Toolbox, Inc. (7)	Delayed Draw Term Loan	7/27/2023	6,711	7/27/2023	6,711
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	150	10/5/2024	150
BioAgilytix (7)	Delayed Draw Term Loan	12/21/2023	2,543	12/21/2023	2,543
C-4 Analytics, LLC (5)	Revolver	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC (5)	Revolver	4/11/2024	550	4/11/2024	550
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,855	12/9/2025	1,974
Claritas, LLC	Revolver	—	—	12/21/2023	278
Claritas, LLC (5)	Delayed Draw Term Loan	9/30/2023	2,450	—	—
Claritas, LLC (5)	Revolver	3/31/2026	1,950	—	—
Consolidated Label Co., LLC (5)	Revolver	7/15/2026	650	7/15/2026	650
CRA MSO, LLC (5)	Revolver	12/17/2023	92	12/17/2023	140
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	517	12/10/2022	532

		As of March 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	162	12/10/2022	167
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,450	11/30/2027	1,450
Effective School Solutions LLC (7)	Delayed Draw Term Loan	11/30/2023	2,200	11/30/2023	2,200
EMS Buyer, Inc. (5)	Revolver	11/23/2027	550	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	2,778	12/31/2025	2,169
Eshipping (7)	Delayed Draw Term Loan	11/5/2023	1,850	11/5/2023	1,850
Eshipping (5)	Revolver	11/5/2027	637	11/5/2027	953
Everlast Parent Inc. (5)	Revolver	10/30/2026	1,611	10/30/2026	1,611
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
Evolution BuyerCo, Inc. (7)	Delayed Draw Term Loan	4/30/2023	1,072	4/30/2023	1,072
FS Whitewater Borrower, LLC (6)	Delayed Draw Term Loan	12/21/2022	1,724	12/21/2022	1,724
FS Whitewater Borrower, LLC	Delayed Draw Term Loan	—	—	12/21/2023	435
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	514	12/21/2027	690
Galway Borrower, LLC (5)	Delayed Draw Term Loan	9/30/2023	1,769	9/30/2023	1,945
Galway Borrower, LLC (5)	Revolver	9/30/2027	926	9/30/2027	926
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
GrapeTree Medical Staffing, LLC	Delayed Draw Term Loan	—	—	3/31/2022	2,750
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,875	5/4/2027	1,875
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2023	5,542	5/4/2023	5,542
Granicus, Inc. (5)	Revolver	1/29/2027	805	1/29/2027	805
Granicus, Inc. (7)	Delayed Draw Term Loan	4/23/2023	3,135	4/23/2023	3,135
Great Lakes Dental Partners, LLC (7)	Delayed Draw Term Loan	6/23/2023	850	6/23/2023	850
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	117	6/23/2026	190
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	1,150	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	518	8/18/2024	152
Hercules Borrower LLC (5)	Revolver	12/15/2026	1,985	12/15/2026	2,222
Hercules Borrower LLC (7)	Delayed Draw Term Loan	9/10/2023	1,331	9/10/2023	2,252
HGH Purchaser, Inc. (7)	Delayed Draw Term Loan	2/10/2023	564	2/10/2023	557
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	1,394	11/3/2025	733
Homecare Partners Management, LLC	Revolver	5/25/2027	—	5/25/2027	807
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	139	12/9/2026	624
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	450	1/31/2026	750
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
ISS Compressors Industries, Inc. (5)	Revolver	2/5/2026	125	2/5/2026	833
IvyRehab Intermediate II, LLC (5)	Revolver	12/4/2024	370	12/4/2024	370
IvyRehab Intermediate II, LLC (7)	Delayed Draw Term Loan	12/4/2022	4	—	—
IvyRehab Intermediate II, LLC (7)	Delayed Draw Term Loan	9/13/2023	937	9/13/2023	1,351
Jordan Bidco, Ltd.	Delayed Draw Term Loan	8/31/2024	4,012	8/31/2024	4,132
Jordan Bidco, Ltd.	Revolver	—	—	2/28/2028	964
JTM Foods LLC (5)	Revolver	5/14/2027	320	5/14/2027	480
JTM Foods LLC (5)	Delayed Draw Term Loan	11/14/2022	750	11/14/2022	750
Kestrel Parent, LLC (4)	Revolver	11/13/2023	871	11/13/2023	871
Learn-It Systems, LLC (5)	Revolver	3/18/2025	270	3/18/2025	270
Learn-It Systems, LLC (6)	Delayed Draw Term Loan	3/18/2022	42	3/18/2022	42
Learn-It Systems, LLC (6)	Delayed Draw Term Loan	5/4/2023	1,451	5/4/2023	1,924
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	884	11/18/2027	884
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	770	2/3/2026	770
Lightspeed Buyer, Inc. (7)	Delayed Draw Term Loan	2/28/2023	5,100	2/28/2023	5,100
Lion Cashmere Bidco Limited	Revolver	—	—	2/23/2026	1,989
Lion Cashmere Bidco Limited (8)	Delayed Draw Term Loan	9/23/2024	3,051	9/23/2024	3,137
List Partners, Inc. (5)	Revolver	1/5/2023	450	1/5/2023	450
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	7/21/2023	95	7/21/2023	95
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	144	7/21/2027	150
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
New Era Technology, Inc. (5)	Revolver	10/31/2026	95	10/31/2026	152
New Era Technology, Inc. (7)	Delayed Draw Term Loan	10/31/2022	456	10/31/2022	673
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	50	5/11/2027	100
Nurture Landscapes (10)	Delayed Draw Term Loan	6/2/2028	11,079	6/2/2028	11,411
Odessa Technologies, Inc. (7)	Delayed Draw Term Loan	10/19/2023	1,786	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	5/31/2023	510	5/31/2023	510
Ontario Systems, LLC (5)	Revolver	8/30/2025	388	8/30/2025	500
Ontario Systems, LLC	Delayed Draw Term Loan	—	—	8/19/2023	213
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	8/10/2023	900	8/10/2023	900
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	342	8/10/2027	408
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,770
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	10/14/2023	2,358	10/14/2023	2,594
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	1,480	—	—
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	2,970	—	—
Pharmalogics Recruiting, LLC (7)	Delayed Draw Term Loan	9/27/2023	3,686	9/27/2023	4,644
Pilot Air Freight, LLC (7)	Revolver	7/25/2024	100	7/25/2024	100
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	—	—	1/17/2022	457
Pinnacle Treatment Centers, Inc. (5)	Revolver	12/31/2022	571	12/31/2022	571
Potter Electric Signal Company (5)	Revolver	12/19/2024	343	12/19/2024	462
Premier Dental Care Management, LLC (7)	Delayed Draw Term Loan	8/5/2023	3,784	8/5/2023	3,784
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,050	8/5/2027	1,266
Prism Bidco, Inc. (5)	Revolver	6/25/2026	833	6/25/2026	833
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	9/1/2023	3,486	9/1/2023	3,486

PT Network, LLC	Revolver	—	—	11/30/2023	280

		As of March 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Pye-Barker Fire & Safety, LLC (7)	Delayed Draw Term Loan	11/26/2023	735	11/26/2023	1,401
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	1,531	11/26/2027	1,531
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	300	10/1/2024	300
Ruffalo Noel Levitz, LLC (5)	Revolver	5/29/2022	300	5/29/2022	300
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	300	6/14/2025	600
Saturn Borrower Inc (5)	Revolver	9/30/2026	121	9/30/2026	605
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	867	12/20/2026	1,300
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Service Logic Acquisition, Inc. (12)	Delayed Draw Term Loan	10/30/2022	389	10/30/2022	389
Slickdeals Holdings, LLC (4)	Revolver	6/12/2023	727	6/12/2023	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Smile Doctors LLC (7)	Delayed Draw Term Loan	12/23/2023	821	12/23/2023	1,654
Smile Doctors LLC (5)	Revolver	12/23/2027	1,166	12/23/2027	1,201
Spear Education	Delayed Draw Term Loan	—	—	2/26/2022	3,125
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2023	3,774	12/30/2023	3,774
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2026	1,585	12/30/2026	1,887
Sun Acquirer Corp. (7)	Delayed Draw Term Loan	9/8/2023	4,466	9/8/2023	4,466
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,812	9/8/2027	1,812
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	785	9/22/2026	967
Teal Acquisition Co., Inc (7)	Delayed Draw Term Loan	9/22/2026	1,642	9/22/2026	1,642
The Hilb Group, LLC (5)	Revolver	12/2/2025	340	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	143	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	12/10/2023	4,024	12/10/2023	4,413
The Hilb Group, LLC (5)	Revolver	12/2/2025	113	12/2/2025	113
Transportation Insight, LLC (5)	Revolver	12/3/2024	534	12/3/2024	750
Tranzonic (5)	Revolver	3/27/2023	656	3/27/2023	356
Unifeye Vision Partners (5)	Revolver	9/13/2025	1,247	9/13/2025	1,700
Unifeye Vision Partners (6)	Delayed Draw Term Loan	9/7/2023	4,282	9/7/2023	4,286
United Flow Technologies (7)	Delayed Draw Term Loan	10/29/2023	1,615	10/29/2023	3,750
United Flow Technologies (5)	Revolver	10/29/2027	1,600	10/29/2027	1,600
UP Acquisition Corp. (5)	Revolver	5/23/2024	807	5/23/2024	807
VetStrategy	Delayed Draw Term Loan	—	—	1/31/2022	419
Vital Care Buyer, LLC (5)	Revolver	10/19/2025	1,556	10/19/2025	2,222
WhiteHawk III Onshore Fund L.P.	Partnership Interest	7/5/2024	3,666	7/5/2024	4,208
Winxnet Holdings LLC (5)	Revolver	6/29/2023	406	6/29/2023	400
Winxnet Holdings LLC	Revolver	6/29/2023	—	6/29/2023	250
Total			$178,597		$195,622

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2022 and December 31, 2021.
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

Note 9. Net Assets

On November 18, 2021, the Company issued 2,720,000 shares of common stock for total cash proceeds of $58,018 in connection with a public equity offering.

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
February 23, 2022	March 31, 2022	April 15, 2022	$0.41
November 10, 2021	September 2, 2022	September 15, 2022	$0.05
November 10, 2021	June 3, 2022	June 15, 2022	$0.05
November 10, 2021	March 4, 2022	March 15, 2022	$0.05
November 10, 2021	December 3, 2021	December 15, 2021	$0.05
November 10, 2021	December 31, 2021	January 17, 2022	$0.41
August 11, 2021	September 30, 2021	October 15, 2021	$0.41
May 10, 2021	June 30, 2021	July 15, 2021	$0.41
February 22, 2021	March 31, 2021	April 15, 2021	$0.41

At March 31, 2022 and December 31, 2021, Crescent, Sun Life and other related parties owned 6.50% and 5.10%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2022 and December 31, 2021, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended March 31,
	2022	2021

Net increase (decrease) in net assets resulting from operations	$16,209	$21,536
Weighted average common shares outstanding	30,887,360	28,167,360
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.52	$0.76

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of March 31, 2022	As of December 31, 2021
Tax Cost		$1,283,694	$1,260,862
Gross Unrealized Appreciation		$30,419	$34,877
Gross Unrealized Depreciation		(24,010)	(25,373)
	Net Unrealized Investment Appreciation (Depreciation)	$6,409	$9,504

The Company recognized the following income taxes related to Taxable Subsidiary and excise taxes related to the Company’s status as a RIC:

	For the three months ended March 31,
	2022	2021
Income taxes	$64	$-
Excise taxes	90	130
Income and excise taxes	$154	$130

As of March 31, 2022 and December 31, 2021, $512 and $1,733 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended March 31,
	2022	2021
Benefit (provision) for taxes on realized gain on investments	$(217)	$-
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	196	(149)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(21)	$(149)

As of March 31, 2022 and December 31, 2021, $44 and $42, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of March 31, 2022 and December 31, 2021, $762 and $956, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the three months ended March 31,
	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$21.12	$19.88
Net investment income after tax	0.39	0.41
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	0.13	0.35
Net increase (decrease) in net assets resulting from operations	0.52	0.76
Effect of equity issuances, net of share repurchases and rounding	-	0.01
Distributions declared from net investment income(2)	(0.46)	(0.41)
Total increase (decrease) in net assets	0.06	0.36
Net asset value, end of period	$21.18	$20.24
Shares outstanding, end of period	30,887,360	28,167,360
Market value, end of period	$17.80	$17.18
Weighted average shares outstanding	30,887,360	28,167,360
Total return based on market value (3)	3.76%	20.73%
Total return based on net asset value (4)	2.46%	3.87%
Ratio/Supplemental Data:
Net assets, end of period	$654,286	$569,987
Ratio of total net expenses to average net assets(5)(6)	8.84%	6.46%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.34%	2.32%
Ratio of net investment income before taxes to average net assets (6)	7.63%	8.30%
Ratio of interest and credit facility expenses to average net assets(6)	3.40%	3.01%
Ratio of net incentive fees to average net assets(6)	2.11%	1.13%
Ratio of portfolio turnover to average investments at fair value(7)	3.90%	7.38%
Asset coverage ratio	202%	216%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP and WhiteHawk III Onshore Fund LP. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 8.90% and 6.48% for the three months ended March 31, 2022 and 2021, respectively.
(6)
Annualized.
(7)
Not annualized.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022.

On May 3, 2022, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on July 15, 2022 to stockholders of record as of June 30, 2022.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2022		As of December 31, 2021
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$322.8	25.1%	$329.9	26.0%
Unitranche First Lien	778.5	60.4	731.0	57.5
Unitranche First Lien - Last Out	11.6	0.9	13.7	1.1
Senior Secured Second Lien	62.4	4.8	72.7	5.7
Unsecured Debt	3.9	0.3	5.6	0.4
Equity & Other	52.3	4.1	59.5	4.7
LLC/LP Equity Interests	57.1	4.4	58.0	4.6
Total investments	$1,288.6	100.0%	$1,270.4	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended
	March 31, 2022	March 31, 2021
New investments at cost:
Senior Secured First Lien	$9.4	$8.8
Unitranche First Lien	50.1	76.5
Unitranche First Lien - Last Out	—	—
Senior Secured Second Lien	—	—
Unsecured Debt	—	1.9
Equity & Other	—	1.0
LLC/LP Equity Interests	0.5	—
Total	$60.0	$88.2
Proceeds from investments sold or repaid:
Senior Secured First Lien	$17.0	$20.4
Unitranche First Lien	3.7	26.0
Unitranche First Lien - Last Out	2.3	—
Senior Secured Second Lien	9.3	24.9
Unsecured Debt	1.9	—
Equity & Other	14.1	4.1
LLC/LP Equity Interests	1.3	1.8
Total	$49.6	$77.2
Net increase (decrease) in portfolio	$10.4	$11.0

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2022	As of December 31, 2021
Weighted average yield on income producing securities (at cost) (1)	7.5%	7.5%
Percentage of debt bearing a floating rate (at fair value)	98.8%	98.5%
Percentage of debt bearing a fixed rate (at fair value)	1.2%	1.5%
Number of portfolio companies	130	134
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of March 31, 2022				As of December 31, 2021
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,159.3	98.6%	$1,166.4	98.9%	$1,129.6	98.4%	$1,138.7	98.8%
Non-Accrual	16.6	1.4%	12.9	1.1%	18.9	1.6%	14.1	1.2%
Total	$1,175.9	100.0%	$1,179.3	100.0%	$1,148.5	100.0%	$1,152.8	100.0%

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

As of March 31, 2022, we had five investments across three portfolio companies on non-accrual status, which represented 1.4% and 1.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, we had five investments across three portfolio companies on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2022 and December 31, 2021.

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

1.
Involves the least amount of risk relative to cost or amortized cost. Investment performance is above expectations since origination or acquisition. Trends and risk factors are generally favorable, which may include financial performance or a potential exit.
2.
Involves a level of risk that is similar to the risk at the time of origination or acquisition. The investment is generally performing as expected, and the risks around our ability to ultimately recoup the cost of the investment are neutral to favorable relative to the time of origination or acquisition. New investments are generally assigned a rating of 2 at origination or acquisition.
3.
Indicates an investment performing below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased since origination or acquisition. For debt investments, borrowers are more likely than not in compliance with debt covenants and loan payments are generally not past due. An investment rating of 3 requires closer monitoring.
4.
Indicates an investment performing materially below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased materially since origination or acquisition. For debt investments, borrowers may be out of compliance with debt covenants and loan payments may be past due (but generally not more than 180 days past due). Non-accrual status is strongly considered for debt investments rated 4.
5.
Indicates an investment performing substantially below expectations where the risks around our ability to ultimately recoup the cost of the investment have substantially increased since origination or acquisition. We do not expect to recover our initial cost basis from investments rated 5. Debt investments with an investment rating of 5 are generally in payment and/or covenant default and are on non-accrual status.

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in millions)	As of March 31, 2022		As of December 31, 2021
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	—	—%	—	—%
2	1,158.0	89.9	1,155.8	91.0
3	117.7	9.1	100.5	7.9
4	12.9	1.0	14.1	1.1
5	—	—	—	—
Total	1,288.6	100.0%	1,270.4	100.0%

RESULTS OF OPERATIONS

Summary Statement of Operations

(in $ millions)	For the three months ended March 31,
	2022	2021
Total investment income	$26.4	$20.5
Total net expenses	14.3	9.1
Net investment income	$12.1	$11.4
Net realized gain (loss) on investments and forward contracts	8.6	1.7
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(4.5)	8.5
Net realized and unrealized gains (losses)	$4.1	$10.2
Benefit/(Provision) for taxes on realized and unrealized appreciation (depreciation) on investments	0.0	(0.1)
Net increase (decrease) in net assets resulting from operations	$16.2	$21.5

Investment Income

(in $ millions)	For the three months ended March 31,
	2022	2021
Interest from investments	$24.0	$19.2
Dividend Income	2.3	1.2
Other Income	0.1	0.1
Total investment income	$26.4	$20.5

Interest income, which includes amortization of upfront fees, increased from $19.2 million for the three months ended March 31, 2021 to $24.0 million for the three months ended March 31, 2022, due to an expansion of the income-producing investment portfolio. Included in interest from investments for the three months ended March 31, 2022 and 2021 are $0.3 million and $0.8 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $1.2 million for the three months ended March 31, 2021 to $2.3 million for the three months ended March 31, 2022 due to a one-time dividend distribution from a portfolio company. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities was $0.1 million for both periods presented.

Expenses

(in $ millions)	For the three months ended March 31,
	2022	2021
Interest and other debt financing costs	$5.5	$4.2
Management fees	4.0	3.2
Income based incentive fees	2.7	2.3
Capital gains based incentive fees	0.7	1.6
Professional fees	0.5	0.5
Directors’ fees	0.1	0.1
Other general and administrative expenses	0.7	0.7
Total expenses	$14.2	$12.6
Management fee waiver	(0.1)	(1.3)
Income based incentive fees waiver	(0.0)	(2.3)
Net expenses	$14.1	$9.0
Income and excise taxes	0.2	0.1
Total	$14.3	$9.1

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended March 31, 2022 and 2021 interest and other debt financing costs were $5.5 million and $4.2 million, respectively. The increase was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended March 31, 2022 and 2021, we incurred management fees of $4.0 million and $3.2 million, respectively, which are net of waived amounts of $0.1 million and $1.3 million, respectively. The increase in net management fees was driven by growing assets under management and expiration of the management fee waiver on July 31, 2021.

Incentive Fees

For the three months ended March 31, 2022 and 2021, we incurred income based incentive fees of $2.7 million and $2.3 million, of which $0.0 million and $2.3 million, respectively, were waived. The increase in net incentive fees was driven by expiration of the income based incentive fee waiver on July 31, 2021.

For the three months ended March 31, 2022 and 2021 we accrued $0.7 million and $1.6 million, respectively, of capital gains based incentive fees. As of March 31, 2022 and December 31, 2021, $7.0 million and $6.3 million, respectively, was accrued and unpaid. The increase in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the three months ended March 31, 2022 and 2021, professional fees were $0.5 million, respectively. For the three months ended March 31, 2022 and 2021, other general and administrative expenses were $0.7 million, respectively.

Income and Excise Taxes

For the three months ended March 31, 2022 and 2021, we expensed income and excise taxes of $0.2 million and $0.1 million. The increase in income and excise tax was attributable to taxes due on allocated taxable income from an equity investment held in a blocker.

Net Investment Income

For the three months ended March 31, 2022 and 2021, GAAP net investment income was $12.1 million or $0.39 per share and $11.4 million or $0.41 per share, respectively. The decrease in the per share income was due to expiration of management fee and income based incentive fee waivers on July 31, 2021.

For the three months ended March 31, 2022 and 2021, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”), was $12.9 million or $0.42 per share and $13.0 million or $0.46 per share, respectively. The decrease was due to expiration of management fee and income based incentive fee waivers on July 31, 2021.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the three months ended March 31,
	2022		2021
	Amount	Per Share	Amount	Per Share
GAAP net investment income	$12.1	$0.39	$11.4	$0.41
Capital gains based incentive fee	0.8	0.03	1.6	0.05
Adjusted Net Investment Income	$12.9	$0.42	$13.0	$0.46

On a supplemental basis, we are disclosing Adjusted Net Investment Income and per share Adjusted Net Investment Income, each of which is a financial measure that is calculated and presented on a basis of methodology other than in accordance with U.S. GAAP (“non-GAAP”). Adjusted Net Investment Income represents net investment income, excluding capital gains incentive fees. We use this non-GAAP financial measure internally to analyze and evaluate financial results and performance and believe that this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing results and trends without giving effect to capital gains incentive fees. The Investment Advisory Agreement provides that a capital gains-based incentive fee is determined and paid annually with respect to realized capital gains (but not unrealized capital appreciation) to the extent such realized capital gains exceed realized capital losses and unrealized capital depreciation on a cumulative basis. We believe that Adjusted Net Investment Income is a useful performance measure because it reflects the net investment income produced on the Company’s investments during a period without giving effect to any changes in the value of such investments and any related capital gains incentive fees between periods. The presentation of Adjusted Net Investment Income is not intended to be a substitute for financial results prepared in accordance with GAAP and should not be considered in isolation.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended March 31,
	2022	2021
Realized losses on non-controlled and non-affiliated investments	$—	$(0.4)
Realized gains on non-controlled and non-affiliated investments	1.3	2.1
Realized losses on non-controlled and affiliated investments	—	—
Realized gains on non-controlled and affiliated investments	7.1	—
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	—	—
Realized losses on foreign currency transactions	—	(0.2)
Realized gains on foreign currency transactions	0.2	0.2
Net realized gains (losses) on investments	$8.6	$1.7
Change in unrealized depreciation on non-controlled and non-affiliated investments	(8.5)	3.3
Change in unrealized appreciation on non-controlled and non-affiliated investments	7.7	4.0
Change in unrealized depreciation on foreign currency translation	—	(0.1)
Change in unrealized appreciation on foreign currency translation	—	0.3
Change in unrealized depreciation on non-controlled and affiliated investments	(3.8)	(1.6)
Change in unrealized appreciation on non-controlled and affiliated investments	0.7	1.3
Change in unrealized depreciation on controlled and affiliated investments	(0.7)	0.6
Change in unrealized appreciation on controlled and affiliated investments	—	—
Change in unrealized depreciation on foreign currency forwards	—	(0.1)
Change in unrealized appreciation on foreign currency forwards	0.1	0.8
Net unrealized appreciation (depreciation) on investments	(4.5)	8.5
Net realized and unrealized gains (losses) on investments and asset acquisition	4.1	10.2

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

During the three months ended March 31, 2022 and 2021, our average U.S. Dollar notional exposure to foreign currency forward contracts were $98.3 million and $44.1 million, respectively.

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

As of March 31, 2022, we had $18.2 million in cash and cash equivalents and restricted cash and cash equivalents and $249.2 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of March 31, 2022, the undrawn capacity under our facilities is in excess of our unfunded commitments.

As of March 31, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2022. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

There were no equity issuances of our common stock during the three months ended March 31, 2022. During the year ended December 31, 2021, we issued 2,720,000 shares of our common stock for total proceeds of $58.0 million in connection with the equity offering on November 18, 2021.

Debt

($ in millions)	March 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$241.5	$108.5	$241.5	$246.4	3.29%
SMBC Corporate Revolving Facility	350.0	209.3	140.7	209.3	207.2	2.46%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.49%
2026 Unsecured Notes	135.0	135.0	—	135.0	135.0	4.21%
Total Debt	$885.0	$635.8	$249.2	$635.8	$638.6	3.46%

($ in millions)	December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$249.5	$100.5	$249.5	$269.8	2.53%
SMBC Corporate Revolving Facility	300.0	203.4	96.6	203.4	25.0	2.39%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	99.7	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83.2	0.00%
InterNotes®	—	—	—	—	3.0	0.00%
Total Debt	$835.0	$637.9	$197.1	$637.9	$530.7	3.15%

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended from time to time (the “SPV Asset Facility”), with us as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. We consolidate CCAP SPV in our consolidated financial statements and no gain or loss is recognized from the transfer of assets to and from CCAP SPV.

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

SMBC Corporate Revolving Facility

On October 27, 2021, we entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $350.0 million, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR or adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

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

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, any time on or after January 30, 2023 at par plus accrued interest or any time prior to January 30, 2023 at par plus a “make-whole” premium and accrued interest. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30th and July 30th of each year. As of March 31, 2022, we were in compliance with the terms of the note purchase agreement governing the 2023 Unsecured Notes.

2026 Unsecured Notes

On February 17, 2021, we completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “2026 Unsecured Notes”). The initial issuance of $50,000 of 2026 Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of 2026 Unsecured Notes closed on May 5, 2021.

The 2026 Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17th and August 17th of each year. As of March 31, 2022, we were in compliance with the terms of the note purchase agreement governing the 2026 Unsecured Notes.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Ally Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® is presented below:

($ in millions)	For the three months ended March 31,
	2022	2021
Borrowing interest expense	$4.8	$3.6
Unused facility fees	0.2	0.2
Amortization of financing costs	0.5	0.4
Total interest and credit facility expenses	$5.5	$4.2
Weighted average outstanding balance	638.6	486.8

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

As of March 31, 2022 and December 31, 2021, our asset coverage ratio was 202% and 201%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022 and December 31, 2021, we had aggregate unfunded commitments totaling $178.6 million and $195.6 million, respectively.

RECENT DEVELOPMENTS

On May 3, 2022, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on July 15, 2022 to stockholders of record as of June 30, 2022.

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

As of March 31, 2022, 98.8% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$35.3	$13.5	$21.8
Up 200 basis points	23.4	9.0	14.4
Up 100 basis points	11.5	4.5	7.0
Up 75 basis points	8.6	3.4	5.2
Up 50 basis points	5.6	2.3	3.3
Up 25 basis points	2.6	1.1	1.5
Down 25 basis points	(0.8)	(1.1)	0.3
Down 50 basis points	(1.2)	(2.3)	1.1
Down 75 basis points	(1.5)	(3.4)	1.9
Down 100 basis points	(1.8)	(4.3)	2.5

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2022, we had £23.0 million, €17.8 million, CAD $30.7 million, and AUD $29.3 notional exposure to foreign currency forward contracts related to investments totaling £23.0 million, €18.3 million, CAD $30.8 million, and AUD $30.0 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2022.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics (including the COVID-19), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns and net asset value. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sun Life Purchase Program

Below is the summary of share purchases made pursuant to the Sun Life Purchase Plan during the period ended March 31, 2022.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of the plan(1)	Maximum dollar value of shares that may yet be purchased under the plan(1) ($)(millions)
January 1, 2022 to January 31, 2022	381,028	$18.08	521,646	0.6
February 1, 2022 to February 2, 2022	31,612	$18.44	553,258	—

(1)
On December 20, 2021, Sun Life Financial Inc., the majority owner of Crescent, our investment advisor, commenced its second $10.0 million stock purchase plan to make open-market purchases of shares of our common stock (the “Sun Life Purchase Plan”). As of January 1, 2022, $7.5 million remained available for purchase pursuant to the Sun Life Purchase Plan, which was completed on February 2, 2022. The purchases were conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities and Exchange Act of 1934, as amended, and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of the stock purchases.

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

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 10-K filed on February 24, 2022).

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

10.13	Form of 5.95% Series 2020A Senior Notes due July 30, 2023 (included in Exhibit 10.12).

10.14

First Supplement and Amendment to Note Purchase Agreement, dated February 17, 2021, by and among Crescent Capital BDC, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2021).

10.15	Form of 4.00% SERIES 2021A Senior Note Due February 17, 2026 (included in Exhibit 10.14).

10.16

Senior Secured Revolving Credit Agreement dated October 27, 2021, by and among Crescent Capital BDC, Inc. as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 29, 2021).

10.17

First Amendment to Senior Secured Revolving Credit Agreement dated March 4, 2022, by and among Crescent Capital BDC, Inc. as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2022).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on February 23, 2022).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: May 9, 2022	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer