Form 10-Q
period 2022-06-30
Crescent Capital BDC, Inc.
filed 2022-08-10
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 10, 2022 was 30,887,360

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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
•
risks associated with inflation and the current interest rate environment;
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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2022 (Unaudited)	As of December 31, 2021
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,214,840 and $1,150,173, respectively)	$1,211,621	$1,165,897
Non-controlled affiliated (cost of $36,379 and $41,242, respectively)	42,298	51,701
Controlled (cost of $33,467 and $53,431, respectively)	31,361	52,768
Cash and cash equivalents	9,415	10,069
Restricted cash and cash equivalents	9,449	13,457
Interest and dividend receivable	8,550	6,763
Unrealized appreciation on foreign currency forward contracts	7,499	2,115
Receivable for investments sold	738	14,871
Deferred tax assets	43	42
Other assets	2,055	126

Total assets	$1,323,029	$1,317,809

Liabilities
Debt (net of deferred financing costs of $6,256 and $6,897)	$651,262	$631,040
Distributions payable	12,664	12,664
Incentive fees payable	6,395	6,924
Interest and other debt financing costs payable	6,045	5,513
Management fees payable	4,016	3,830
Unrealized depreciation on foreign currency forward contracts	427	631
Deferred tax liabilities	784	956
Directors’ fees payable	113	114
Accrued expenses and other liabilities	2,135	3,852

Total liabilities	$683,841	$665,524

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$-	$-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 30,887,360 shares issued and outstanding, respectively)	31	31
Paid-in capital in excess of par value	666,162	666,162
Accumulated earnings (loss)	(27,005)	(13,908)
Total net assets	$639,188	$652,285
Total liabilities and net assets	$1,323,029	$1,317,809
Net asset value per share	$20.69	$21.12

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$23,492	$20,252	$44,443	$38,338
Paid-in-kind interest	374	415	689	783
Dividend income	6	43	14	54
Other income	172	232	261	324
From non-controlled affiliated investments:
Interest income	271	291	619	600
Paid-in-kind interest	-	528	2,039	1,028
Dividend income	997	1,338	3,271	1,843
From controlled investments:
Interest income	184	-	366	-
Paid-in-kind interest	178	-	352	-
Dividend income	1,100	700	1,100	1,400
Total investment income	26,774	23,799	53,154	44,370

Expenses:
Interest and other debt financing costs	6,571	4,594	12,042	8,788
Management fees	4,073	3,344	8,090	6,551
Income based incentive fees	2,604	2,588	5,322	4,866
Capital gains based incentive fees	(2,870)	3,816	(2,149)	5,393
Professional fees	256	497	708	994
Directors’ fees	113	115	230	234
Other general and administrative expenses	677	691	1,370	1,384
Total expenses	11,424	15,645	25,613	28,210
Management fees waiver	(57)	(1,337)	(113)	(2,620)
Income based incentive fees waiver	(385)	(2,588)	(430)	(4,866)
Net expenses	10,982	11,720	25,070	20,724
Net investment income before taxes	15,792	12,079	28,084	23,646
Income and excise taxes	259	1,103	414	1,233
Net investment income	15,533	10,976	27,670	22,413
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	-	2,471	1,306	4,217
Non-controlled affiliated investments	-	-	7,113	-
Controlled investments	(1,681)	-	(1,681)	-
Foreign currency transactions	(85)	133	68	142
Foreign currency forward contracts	-	-	24	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(17,887)	2,830	(18,740)	10,439
Non-controlled affiliated investments	(1,463)	16,036	(4,540)	15,614
Controlled investments	(775)	560	(1,443)	1,170
Foreign currency forward contracts	5,492	(259)	5,587	436
Net realized and unrealized gains (losses) on investments	(16,399)	21,771	(12,306)	32,018

Benefit (provision) for taxes on realized gain on investments	-	(372)	(217)	(372)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(24)	209	172	60
Net increase (decrease) in net assets resulting from operations	$(890)	$32,584	$15,319	$54,119

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$(0.03)	$1.16	$0.50	$1.92
Net investment income per share (basic and diluted):	$0.50	$0.39	$0.90	$0.80
Weighted average shares outstanding (basic and diluted):	30,887,360	28,167,360	30,887,360	28,167,360

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2022	30,887,360	$31	$666,162	$(11,907)	$654,286
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	15,533	15,533
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(1,766)	(1,766)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(14,633)	(14,633)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(24)	(24)
Distributions to stockholders	-	-	-	(14,208)	(14,208)
Total increase (decrease) for the three months ended June 30, 2022	-	$-	$-	$(15,098)	$(15,098)
Balance at June 30, 2022	30,887,360	$31	$666,162	$(27,005)	$639,188

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	27,670	27,670
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	6,830	6,830
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(19,136)	(19,136)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(217)	(217)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	172	172
Distributions to stockholders	-	-	-	(28,416)	(28,416)
Total increase (decrease) for the six months ended June 30, 2022	-	$-	$-	$(13,097)	$(13,097)
Balance at June 30, 2022	30,887,360	$31	$666,162	$(27,005)	$639,188

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2021	28,167,360	$28	$594,658	$(24,699)	$569,987
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	10,976	10,976
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	2,604	2,604
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	19,167	19,167
Provision for taxes on realized gain on investments				(372)	(372)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	209	209
Distributions to stockholders	-	-	-	(11,549)	(11,549)
Total increase (decrease) for the three months ended June 30, 2021	-	$-	$-	$21,035	$21,035
Balance at June 30, 2021	28,167,360	$28	$594,658	$(3,664)	$591,022

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	22,413	22,413
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	4,359	4,359
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	27,659	27,659
Provision for taxes on realized gain on investments				(372)	(372)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	60	60
Distributions to stockholders	-	-	-	(23,097)	(23,097)
Total increase (decrease) for the six months ended June 30, 2022	-	$-	$-	$31,022	$31,022
Balance at June 30, 2021	28,167,360	$28	$594,658	$(3,664)	$591,022

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,319	$54,119

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(172,302)	(209,203)
Paid-in-kind interest income	(3,088)	(1,827)
Proceeds from sales of investments and principal repayments	146,399	186,799
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	(6,738)	(4,899)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	24,723	(27,223)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(5,587)	(436)
Amortization of premium and accretion of discount, net	(4,136)	(4,622)
Amortization of deferred financing costs	862	766
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	14,133	(50)
(Increase) decrease in interest receivable	(1,787)	(2,299)
(Increase) decrease in deferred tax asset	(1)	469
(Increase) decrease in other assets	(1,929)	164
Increase (decrease) in management fees payable	186	140
Increase (decrease) in incentive fees payable	(529)	5,393
Increase (decrease) in directors’ fees payable	(1)	17
Increase (decrease) in interest and other debt financing costs payable	532	1,182
Increase (decrease) in deferred tax liability	(172)	(530)
Increase (decrease) in accrued expenses and other liabilities	(1,717)	(72)
Net cash provided by (used for) operating activities	$4,167	$(2,112)

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	(221)	(2,186)
Distributions paid	(28,416)	(23,097)
Borrowings on credit facilities	179,039	220,450
Repayments on credit facilities	(159,241)	(300,700)
Issuance of unsecured debt	-	135,000
Repayments on InterNotes ®	-	(16,418)
Net cash provided by (used for) financing activities	(8,839)	13,049
Effect of exchange rate changes on cash denominated in foreign currency	10	(5)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(4,662)	10,932
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	23,526	14,849
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$18,864	$25,781

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$10,609	$6,961
Cash paid during the period for taxes	$1,974	$1,349
Accrued but unpaid distributions	$12,664	$11,549

(1)
As of June 30, 2022, the balance included cash and cash equivalents of $9,415 (including cash denominated in foreign currency of $3,465) and restricted cash and cash equivalents of $9,449. As of June 30, 2021, the balance included cash and cash equivalents of $12,991, (including cash denominated in foreign currency of $2,846) and restricted cash and cash equivalents of $12,790.

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	-	(8)	(0.0)	(8)
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	7.62%	05/2028	150	138	0.0	144
Auveco Holdings	Unitranche First Lien Term Loan	S + 575 (100 Floor)	7.62%	05/2028	4,050	3,970	0.6	4,011
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	9.00%	01/2027	7,230	7,115	1.1	7,076
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	9.00%	01/2027	2,665	2,643	0.4	2,608
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	7.42%	09/2028	5,396	5,325	0.8	5,396
Sun Acquirer Corp. (5)	Unitranche First Lien Revolver	P + 475 (75 Floor)	9.50%	09/2028	181	149	0.0	181
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	7.42%	09/2028	12,978	12,744	2.0	12,978
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	7.42%	09/2028	2,488	2,440	0.4	2,488
					35,138	34,516	5.3	34,874

Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,910	6,844	1.0	6,452
Envocore Holding, LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	7,298	6,377	0.8	5,304
Envocore Holding, LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	833	827	0.1	649
Eshipping	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	7.42%	11/2027	8,010	7,865	1.3	8,010
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(17)	—	—
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(21)	—	—
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2027	—	(8)	(0.0)	(11)
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	8.00%	08/2027	175	166	0.0	164
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.00%	08/2027	2,035	1,999	0.3	1,989
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.50%	12/2025	1,114	1,102	0.2	1,103
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	8.50%	12/2024	322	319	0.0	317
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	7.50%	12/2025	2,442	2,429	0.4	2,418

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	7.50%	12/2025	465	463	0.1	460
United Flow Technologies	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.49%	10/2027	8,529	8,375	1.3	8,529
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.49%	10/2027	1,197	1,175	0.2	1,197
United Flow Technologies (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	7.42%	10/2027	3,116	3,061	0.5	3,116
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	—	(29)	—	—
					42,446	40,927	6.2	39,697

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2025	290	274	0.0	273
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	6.75%	04/2025	997	995	0.1	947
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	6.75%	04/2025	4,728	4,721	0.7	4,492
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	—	(9)	—	—
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.04%	07/2026	4,094	4,037	0.6	4,094
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.04%	07/2026	3,812	3,750	0.6	3,812
Galway Borrower, LLC	Unitranche First Lien Term Loan	L + 525 (75 Floor)	7.50%	09/2028	13,398	13,178	2.0	13,029
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(17)	(0.0)	(38)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(16)	(0.0)	(54)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.75%	05/2027	13,076	12,911	2.0	12,658
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.75%	05/2027	208	183	0.0	142
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			05/2027	—	—	(0.0)	(177)
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor) (including 50 PIK)	7.67%	08/2024	4,115	4,101	0.6	4,009
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 50 PIK)	7.67%	08/2024	5,046	5,030	0.8	4,916
Hepaco, LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor) (including 50 PIK)	7.67%	08/2024	737	737	0.1	713
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	8.75%	12/2026	18,886	18,526	3.0	19,074
Hercules Borrower LLC (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	8.75%	12/2026	237	195	0.0	259
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.51%	12/2026	917	892	0.1	922
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.51%	12/2026	245	241	0.0	246

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	01/2026	3,801	3,753	0.6	3,801
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	6.42%	01/2026	2,849	2,814	0.4	2,849
Hsid Acquisition, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	6.42%	01/2026	263	253	0.0	263
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	01/2026	248	244	0.0	248
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	7.01%	06/2028	11,300	11,075	1.8	11,188
Infobase (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2028	—	(37)	(0.0)	(18)
Infobase (4)(5)	Senior Secured First Lien Revolver			06/2028	—	(29)	(0.0)	(14)
ISS Compressors Industries, Inc.	Senior Secured First Lien Revolver	S + 550 (100 Floor)	7.13%	02/2026	1,146	1,141	0.2	1,107
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	6.51%	02/2026	9,418	9,356	1.4	9,100
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	7.12%	02/2026	333	327	0.1	322
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	237	229	0.0	231
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	712	708	0.1	695
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.29%	07/2027	224	221	0.0	224
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	—	(3)	—	—
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.29%	07/2027	1,715	1,686	0.3	1,715
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	6.63%	05/2027	5,643	5,547	0.9	5,643
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	8.75%	05/2027	500	476	0.1	500
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	7.75%	11/2027	4,943	4,795	0.8	4,943
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	7.75%	11/2027	3,677	3,551	0.6	3,677
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	7.75%	11/2027	9,872	9,552	1.5	9,872
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.00%	11/2027	1,985	1,924	0.3	1,985
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.00%	11/2027	1,851	1,814	0.3	1,851
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(28)	—	—
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(23)	—	—
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Revolver	L + 550 (75 Floor)	7.28%	11/2024	142	139	0.0	142

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(2)	—	—
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	6.17%	10/2024	2,284	2,262	0.4	2,284
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	8.75%	12/2026	433	416	0.1	433
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	12/2026	5,012	4,947	0.8	5,012
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.74%	10/2028	8,755	8,539	1.3	8,413
Service Logic Acquisition, Inc. (5)	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	9.74%	10/2028	2,043	1,978	0.3	1,948
Spear Education	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.76%	02/2025	6,720	6,685	1.0	6,417
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.74%	11/2024	5,000	4,952	0.7	4,298
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.92%	05/2024	1,170	1,160	0.2	1,075
UP Acquisition Corp. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.92%	05/2024	443	433	0.1	341
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.92%	05/2024	4,268	4,232	0.6	3,920
Xcentric Mold and Engineering Acquisition Company, LLC (9)	Senior Secured First Lien Revolver			09/2022	721	720	0.1	718
Xcentric Mold and Engineering Acquisition Company, LLC (9)	Senior Secured First Lien Term Loan			09/2022	4,407	4,406	0.5	3,411
					172,901	169,942	26.1	167,911
Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	7.07%	11/2027	7,731	7,589	1.2	7,647
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(26)	(0.0)	(16)
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(20)	(0.0)	(24)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	8.50%	10/2026	13,818	13,555	2.2	13,852
Everlast Parent Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(29)	(0.0)	(9)
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.00%	10/2026	3,395	3,322	0.5	3,404
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.00%	12/2027	5,147	5,052	0.8	5,147
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.99%	12/2027	459	443	0.1	459
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.00%	12/2027	1,717	1,688	0.3	1,717
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.99%	12/2027	176	163	0.0	176

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.10%	11/2025	3,353	3,330	0.5	3,353
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.10%	11/2025	3,322	3,258	0.5	3,322
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	8.10%	11/2025	1,418	1,394	0.2	1,418
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.10%	11/2025	7,905	7,784	1.2	7,905
HS Spa Holdings Inc. (4)(5)	Unitranche First Lien Revolver			06/2028	—	(30)	—	—
HS Spa Holdings Inc.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	7.56%	06/2029	10,421	10,214	1.6	10,421
HS Spa Holdings Inc. (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5	12.38%	06/2030	1,275	1,244	0.2	1,275
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	7.63%	03/2025	630	616	0.1	580
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.63%	03/2025	2,525	2,484	0.4	2,384
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	7.63%	03/2025	4,271	4,203	0.6	4,032
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.63%	05/2023	1,143	1,121	0.2	999
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2029	—	(102)	—	—
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 (75 Floor)	12.38%	04/2032	2,848	2,763	0.4	2,848
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Revolver			04/2028	—	(20)	—	—
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	7.38%	04/2029	9,887	9,692	1.5	9,887
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.00%	12/2028	13,175	12,903	2.1	13,175
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(35)	—	—
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(35)	—	—
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 875 (100 Floor)	10.63%	08/2022	400	400	0.1	393
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 875 (100 Floor)	10.63%	08/2022	4,570	4,570	0.7	4,484
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 788	10.13%	04/2027	4,833	4,730	0.7	4,632
					104,419	102,221	16.1	103,461
Diversified Financials
Cerity Partners LLC	Unitranche First Lien Term Loan	L + 675 (100 Floor)	8.42%	12/2025	214	211	0.0	214
Cerity Partners LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(1)	—	—
Cerity Partners LLC	Unitranche First Lien Term Loan	L + 675 (100 Floor)	8.42%	12/2025	1,108	1,097	0.2	1,108

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
King Mid LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2027	—	(71)	(0.0)	(35)
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(6)	(0.0)	(3)
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	7.11%	12/2027	3,450	3,382	0.5	3,416
					4,772	4,612	0.7	4,700
Energy
BJ Services, LLC (10)	Unitranche First Lien - Last Out Term Loan	L + 825 (150 Floor)	9.75%	01/2023	6,280	4,107	0.4	2,664
Black Diamond Oilfiefld Rentals, LLC	Senior Secured First Lien Term Loan	L + 1550 (100 Floor)	17.07%	07/2022	8,862	8,862	1.4	8,729
					15,142	12,969	1.8	11,393
Food & Staples Retailing
Isagenix International, LLC (12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	7.93%	06/2025	5,391	5,378	0.5	3,230
					5,391	5,378	0.5	3,230
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.16%	05/2027	5,000	4,926	0.8	4,986
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	6.16%	05/2027	480	468	0.1	478
JTM Foods LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2027	—	(6)	(0.0)	(2)
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 850 (100 Floor) (including 100 PIK)	11.79%	10/2024	906	899	0.1	864
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 100 PIK)	11.79%	10/2024	2,133	2,114	0.3	2,033
					8,519	8,401	1.3	8,359
Health Care Equipment & Services
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	7.75%	08/2028	303	280	0.0	303
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	—	(13)	—	—
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	7.75%	08/2028	6,957	6,796	1.1	6,957
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	7.45%	07/2025	3,493	3,464	0.5	3,493
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	7.45%	12/2027	5,000	4,925	0.8	5,000
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(5)	—	—
Ameda, Inc.	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.79%	09/2022	2,161	2,159	0.3	2,098
Ameda, Inc. (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.79%	09/2022	188	187	0.0	179

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	10/2027	4,925	4,838	0.8	4,827
Arrow Management Acquisition, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	6.42%	10/2027	826	806	0.1	804
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(12)	(0.0)	(14)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	L + 450	6.07%	12/2025	16,579	16,499	2.5	16,039
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(34)	(0.0)	(24)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	8.25%	12/2025	11,576	11,367	1.8	11,438
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.67%	12/2023	1,206	1,199	0.2	1,170
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.67%	12/2023	108	107	0.0	102
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	7.08%	11/2027	11,741	11,554	1.8	11,741
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	—	(9)	—	—
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	6.67%	07/2028	19,850	19,678	3.0	19,055
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	6.78%	05/2024	6,219	6,135	1.0	6,219
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(8)	—	—
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	6.78%	05/2024	4,439	4,370	0.7	4,439
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.92%	06/2026	4,950	4,865	0.8	4,834
Great Lakes Dental Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2026	—	(14)	(0.0)	(20)
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.92%	06/2026	260	254	0.0	251
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	7.75%	09/2026	11,397	11,229	1.8	11,255
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(17)	(0.0)	(14)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	7.75%	09/2026	9,403	9,244	1.5	9,285
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	7.82%	05/2027	4,516	4,438	0.7	4,444
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	P + 475 (100 Floor)	9.50%	05/2027	1,100	1,082	0.2	1,082
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.00%	05/2027	3,378	3,316	0.5	3,325
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	8.17%	12/2026	14,235	13,928	2.2	14,234
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	8.17%	12/2026	2,600	2,539	0.4	2,600

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	8.17%	12/2026	1,247	1,210	0.2	1,247
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	8.17%	12/2026	2,652	2,588	0.4	2,652
Laserway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.79%	10/2027	6,055	5,948	0.9	5,968
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	7.42%	02/2026	9,775	9,651	1.5	9,638
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	7.42%	02/2026	280	267	0.0	265
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	7.42%	02/2026	1,770	1,752	0.3	1,746
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	(0.0)	(71)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	7.42%	02/2026	2,729	2,685	0.4	2,691
MWD Management LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2027	—	(89)	(0.0)	(45)
MWD Management LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	6.51%	06/2027	5,600	5,489	0.9	5,544
MWD Management LLC (4)(5)	Senior Secured First Lien Revolver			06/2027	—	(24)	(0.0)	(12)
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	9.42%	11/2026	1,667	1,635	0.2	1,529
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	9.42%	11/2026	7,222	7,089	1.0	6,626
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.67%	05/2023	340	337	0.1	340
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.67%	05/2023	6,773	6,750	1.1	6,773
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.67%	05/2023	889	880	0.1	889
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.99%	01/2028	11,297	11,054	1.8	11,297
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(32)	—	—
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.99%	01/2028	12,108	11,865	1.9	12,108
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.99%	01/2028	1,435	1,399	0.2	1,435
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.99%	12/2022	674	672	0.1	674
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.99%	12/2022	8,011	7,999	1.3	8,011
Pinnacle Treatment Centers, Inc. (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.99%	12/2022	314	313	0.0	314

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plasma Buyer LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2029	—	(37)	—	—
Plasma Buyer LLC (4)(5)	Unitranche First Lien Revolver			05/2029	—	(16)	—	—
Plasma Buyer LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	7.80%	05/2029	7,297	7,153	1.1	7,297
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	7.42%	08/2028	3,047	3,025	0.5	2,983
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	7.42%	08/2027	36	10	0.0	17
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	7.42%	08/2028	9,476	9,309	1.5	9,359
Professional Physical Therapy	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	13.28%	12/2022	9,164	8,869	0.9	5,885
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.12%	09/2027	1,013	965	0.1	958
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.12%	09/2027	10,421	10,239	1.6	10,293
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 400 (100 Floor)	6.20%	06/2025	180	175	0.0	172
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 400 (100 Floor)	6.20%	06/2025	4,043	4,003	0.6	3,988
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	—	(21)	0.0	31
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 650 (100 Floor)	9.19%	07/2026	10,516	10,291	1.7	10,831
Smile Doctors LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.76%	12/2028	11,229	11,022	1.7	11,004
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.76%	12/2028	2,844	2,753	0.4	2,787
Smile Doctors LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.76%	12/2027	212	189	0.0	187
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.00%	09/2025	3,023	2,981	0.5	3,023
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	7.00%	09/2025	453	435	0.1	453
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	7.00%	09/2025	5,265	5,204	0.8	5,265
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.00%	09/2025	1,077	1,069	0.2	1,077
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.00%	10/2025	6,928	6,844	1.1	6,826
Vital Care Buyer, LLC (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	8.00%	10/2025	370	344	0.1	338
					314,842	309,391	48.0	307,495
Household & Personal Products
Tranzonic (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	7.10%	03/2023	356	354	0.1	356
Tranzonic	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.40%	03/2023	3,753	3,744	0.6	3,753
					4,109	4,098	0.7	4,109

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 750	9.17%	10/2026	1,782	1,779	0.3	1,755
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	8.50%	04/2027	8,250	8,172	1.3	8,121
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(7)	(0.0)	(11)
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	8.50%	04/2028	1,448	1,433	0.2	1,425
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	8.50%	04/2028	693	670	0.1	666
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	7.83%	08/2025	4,991	4,916	0.8	4,967
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	7.83%	08/2025	3,018	2,973	0.5	3,003
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(27)	(0.0)	(7)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	7.83%	08/2025	12,684	12,508	2.0	12,623
Integro Parent, Inc. (11)(12)	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	6.75%	10/2022	466	465	0.1	440
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,903	0.4	2,688
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	379	0.1	351
Integro Parent, Inc. (5)(11)	Senior Secured First Lien Delayed Draw Term Loan			05/2023	—	—	—	—
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	S + 1200 (100 Floor)	13.63%	05/2023	22	22	0.0	22
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(12)	(0.0)	(7)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.54%	10/2028	6,981	6,858	1.1	6,911
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.54%	10/2028	1,018	996	0.2	1,006
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.00%	12/2026	3,548	3,487	0.5	3,512
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.00%	12/2026	1,004	986	0.2	993
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(5)	(0.0)	(7)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.00%	12/2026	1,053	1,032	0.2	1,032
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.00%	12/2026	1,770	1,740	0.3	1,766
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(2)	(0.0)	(3)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.92%	12/2026	767	726	0.1	721
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(2)	(0.0)	(2)
					52,790	51,990	8.4	51,965

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
Kestrel Parent, LLC (4)(5)	Unitranche First Lien Revolver			11/2023	—	(6)	—	—
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.00%	11/2025	6,570	6,484	1.0	6,570
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.00%	11/2025	695	682	0.1	695
					7,265	7,160	1.1	7,265
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	11.25%	12/2028	13,013	12,771	2.0	13,032
BioAgilytix (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2028	—	(24)	0.0	4
LSCS Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	10.25%	12/2029	14,000	13,702	2.1	13,230
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	8.53%	09/2026	13,949	13,660	2.1	13,398
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	8.53%	09/2026	675	648	0.1	625
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2026	—	(17)	(0.0)	(65)
					41,637	40,740	6.3	40,224
Retailing
Savers (12)	Senior Secured First Lien Term Loan	L + 550 (75 Floor)	7.75%	04/2028	13,758	13,679	2.0	13,013
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	—	(4)	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.79%	06/2024	14,244	14,064	2.2	14,244
					28,002	27,739	4.2	27,257
Software & Services
ABACUS Holdings I LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	(28)	(0.0)	(28)
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	7.13%	06/2028	180	156	0.0	168
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	7.13%	06/2028	6,800	6,664	1.1	6,732
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(4)	(0.0)	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	8.82%	08/2024	6,215	6,164	1.0	6,168
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	7,873	6,655	0.8	5,204
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,103	927	0.1	729

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	6.53%	07/2027	898	877	0.1	898
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	6.53%	07/2027	80	67	0.0	80
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	6.53%	07/2027	5,608	5,512	0.9	5,608
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	—	(57)	—	—
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(41)	—	—
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	7.00%	07/2027	15,764	15,493	2.5	15,763
Belay Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	06/2026	4,901	4,831	0.8	4,901
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(9)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	10/2024	1,392	1,384	0.2	1,383
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	10/2024	296	292	0.0	293
Benesys Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(1)	(0.0)	(1)
C-4 Analytics, LLC (4)(5)	Senior Secured First Lien Revolver			08/2023	—	(2)	—	—
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.42%	08/2023	9,357	9,322	1.5	9,357
CAT Buyer, LLC (4)(5)	Unitranche First Lien Revolver			04/2024	—	(5)	—	—
CAT Buyer, LLC	Unitranche First Lien Term Loan	L + 475 (100 Floor)	6.42%	04/2024	5,677	5,634	0.9	5,677
Claritas, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2026	—	(23)	—	—
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(18)	—	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	7.80%	03/2026	10,574	10,474	1.7	10,574
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	8.75%	01/2027	9,103	8,929	1.4	9,081
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2027	—	(15)	(0.0)	(2)
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	8.25%	01/2027	4,757	4,651	0.7	4,738
Ranger Buyer, Inc.	Unitranche First Lien Term Loan	L + 625 (75 Floor)	8.50%	11/2028	13,224	12,982	2.1	13,223
Ranger Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 625 (75 Floor)	8.50%	11/2027	221	201	0.0	221
List Partners, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2023	—	(1)	—	—
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	6.63%	01/2023	3,697	3,690	0.6	3,697

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MRI Software LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.51%	02/2026	18,321	18,147	2.8	17,953
MRI Software LLC (4)(5)	Unitranche First Lien Revolver			02/2026	—	(12)	(0.0)	(25)
MRI Software LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.51%	02/2026	1,316	1,304	0.2	1,290
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.49%	10/2026	3,142	3,090	0.5	3,081
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.29%	10/2026	535	522	0.1	521
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.99%	10/2026	2,211	2,183	0.3	2,168
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.82%	10/2026	1,833	1,739	0.3	1,704
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(16)	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(44)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	7.35%	10/2027	9,643	9,469	1.5	9,643
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	7.73%	08/2025	1,092	1,090	0.2	1,080
Ontario Systems, LLC (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	7.73%	08/2025	113	110	0.0	107
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	7.73%	08/2025	3,161	3,142	0.5	3,127
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	7.73%	08/2025	548	533	0.1	542
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	7.73%	08/2025	447	439	0.1	442
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	832	832	0.1	728
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	9.06%	07/2027	5,000	4,985	0.7	4,650
Prism Bidco, Inc. (4)(5)	Unitranche First Lien Revolver			06/2026	—	(17)	(0.0)	(2)
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 700 (100 Floor)	9.25%	06/2026	7,350	7,191	1.1	7,332
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.00%	06/2026	1,455	1,431	0.2	1,452
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.67%	05/2026	233	230	0.0	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.67%	05/2026	9,299	9,193	1.5	9,299
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.67%	05/2026	8,265	8,130	1.3	8,265
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.67%	05/2026	2,107	2,073	0.3	2,107
Ruffalo Noel Levitz, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.63%	05/2024	150	150	0.0	149
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	8.25%	05/2024	2,467	2,467	0.4	2,461

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	8.75%	09/2026	20,215	19,766	3.0	19,386
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	8.75%	09/2026	2,462	2,404	0.4	2,362
Saturn Borrower Inc	Unitranche First Lien Revolver	L + 650 (100 Floor)	8.75%	09/2026	1,513	1,480	0.2	1,451
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.01%	11/2028	23,990	23,544	3.7	23,845
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(60)	(0.0)	(20)
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	7.80%	04/2028	2,425	2,378	0.4	2,378
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(21)	(0.0)	(10)
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	7.80%	04/2028	8,950	8,776	1.4	8,863
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	7.70%	05/2028	65	52	0.0	59
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	7.70%	05/2028	5,300	5,194	0.8	5,248
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 450	6.17%	12/2024	5,063	5,041	0.8	4,987
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 450	6.17%	12/2024	1,258	1,252	0.2	1,239
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	—	(3)	(0.0)	(11)
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	7.63%	06/2023	631	628	0.1	631
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	7.63%	06/2023	1,034	1,026	0.2	1,034
Winxnet Holdings LLC (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	7.63%	06/2023	488	484	0.1	488
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	7.63%	06/2023	1,920	1,910	0.3	1,920
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	7.63%	06/2023	1,531	1,517	0.2	1,531
Winxnet Holdings LLC	Unitranche First Lien Revolver			06/2023	—	—	—	—
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	7.63%	06/2023	1,141	1,130	0.2	1,141
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	7.63%	12/2025	200	198	0.0	200
					265,426	259,758	40.6	259,489
Total Debt Investments United States					1,102,799	$1,079,842	167.3%	$1,071,429

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	591
						615	0.1	591

Capital Goods
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.6	3,537
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	864
ASP MCS Acquisition Corp. (6)	Common Stock				11,792	1,150	0.2	1,038
ASP MCS Acquisition Corp. (6)	Common Stock				891	29	0.0	78
ASP MCS Acquisition Corp. (6)	Preferred Stock				230	230	0.0	230
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,087
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,018	923	0.1	869
MHS Acquisition Holdings, LLC	Common Stock				10	9	—	—
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	471
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.3	1,699
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	130
						7,140	1.6	10,003
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,256
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	595
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	596
HS Spa Holdings Inc.	Common Stock				1,804,502	1,805	0.3	1,805
Legalshield	Common Stock				372	372	0.1	541
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.2	1,027
Southern Technical Institute, Inc. (6)	Common Stock				3,164,063	—	0.0	190
Southern Technical Institute, Inc. (6)	Common Stock				6,000,000	—	0.8	4,920
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	994
Wrench Group LLC	Common Stock				4,082	410	0.1	752
Wrench Group LLC	Common Stock				1,143	115	0.0	211
						6,916	2.1	12,887

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
CBDC Senior Loan Fund LLC (7)(11)(13)	Partnership Interest				—	19,419	3.1	18,956
GACP II LP (6)(11)(13)	Partnership Interest				—	10,894	1.6	10,509
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)	Partnership Interest				—	8,243	1.3	8,546
						38,556	6.0	38,011
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.2	1,122
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	3,941
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.1	880
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.3	1,649
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	89
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.1	874
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,055	1,055	0.2	1,165
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				14,534	22	0.0	212
Seniorlink Incorporated	Common Stock				68,182	518	0.3	1,701
Smile Doctors LLC	Common Stock				227	714	0.1	728
						10,638	1.9	12,361
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	267
Integrity Marketing Acquisition, LLC	Common Stock				262,567	533	0.3	1,833
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,791
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.6	3,891
Materials
Kestrel Parent, LLC	Common Stock				41,791	209	0.1	391

Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc.	Common Stock				3,096	953	0.2	989
LSCS Holdings, Inc.	Preferred Stock				447	447	0.1	465
Teal Acquisition Co., Inc	Common Stock				4,562	556	0.1	364
						1,956	0.4	1,818
Retailing
Palmetto Moon LLC	Common Stock				61	—	0.1	520
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,362
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	908
						1,499	0.4	2,790

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Curvature	Common Stock				1,975,461	1,975	0.1	956
Ranger Buyer, Inc.	Common Stock				638	638	0.1	638
Ranger Buyer, Inc.	Common Stock				638	—	—	—
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,202
Park Place Technologies, LLC	Common Stock				479	479	0.1	469
Park Place Technologies, LLC	Common Stock				442,203	27	—	—
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	366
						4,624	0.6	3,631
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
Total Equity Investments United States						$74,647	14.0%	$87,628
Total United States						$1,154,489	181.3%	$1,159,057
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	C + 1050 PIK	12.73%	03/2031	C$2,908	$2,232	0.3	$2,191
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	9.23%	07/2027	1,703	1,247	0.2	1,349
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	9.23%	07/2027	1,703	1,301	0.2	1,349
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	9.23%	07/2027	4,943	3,865	0.6	3,917
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	9.23%	07/2027	9,153	6,672	1.1	7,253
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	7.98%	07/2027	8,720	6,755	1.0	6,623
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	7.98%	07/2027	6,250	4,807	0.7	4,747
					35,380	26,879	4.1	27,429
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	9.67%	11/2026	$4,500	4,391	0.7	4,196
Total Debt Investments Canada						$31,270	4.8%	$31,625
Total Canada						$31,270	4.8%	$31,625

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	L + 625	7.56%	12/2025	£6,067	$7,477	1.2%	$7,386
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	L + 625	7.56%	12/2025	303	400	0.1	369
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	6.95%	06/2028	1,416	1,944	0.3	1,724
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.69%	06/2028	392	520	0.1	477
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	7.19%	06/2028	3,648	4,509	0.7	4,441
					11,826	14,850	2.4	14,397
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	7.34%	03/2028	$4,352	$4,252	0.6	$4,073
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	7.34%	03/2028	9,939	9,712	1.5	9,303
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	7.34%	03/2028	4,953	4,840	0.7	4,636
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	€—	(78)	(0.0)	(185)
						18,726	2.8	17,827
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£—	—	—	—
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 650	7.34%	08/2028	13,234	17,742	2.5	16,108
						17,742	2.5	16,108
Total Debt Investments United Kingdom						$51,318	7.7%	$48,332
Equity Investments
Health Care Equipment & Services
IVC Evidensia (f/k/a VetStrategy) (11)	Common Stock				1,353,474	$776	0.3	$1,735
Total Equity Investments United Kingdom						776	0.3%	1,735
Total United Kingdom						$52,094	8.0%	$50,067

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) June 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	€1,868	$2,145	0.3%	$1,957
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 650	6.50%	02/2026	6,910	7,692	1.1	7,242
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	407	413	0.1	427
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
					9,185	10,250	1.5	9,626
Total Debt Investments Netherlands						$10,250	1.5%	$9,626
Total Netherlands						$10,250	1.5%	$9,626
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	6.25%	04/2026	€9,507	$10,547	1.6	$9,964
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	7.79%	04/2026	4,162	4,087	0.7	4,162
						14,634	2.3	14,126
Total Debt Investments Belgium						$14,634	2.3%	$14,126
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	69
						92	0.0	69
Total Equity Investments Belgium						$92	0.0%	$69
Total Belgium						$14,726	2.3%	$14,195
Australia
Debt Investments
Retailing
Vermont Aus Pty Ltd. (11)	Unitranche First Lien Term Loan	L + 575	7.61%	03/2028	A$30,000	$21,857	3.2	$20,710
Total Debt Investments Australia						$21,857	3.2%	$20,710
Total Australia						$21,857	3.2%	$20,710
Total Investments						$1,284,686	201.1%	$1,285,280

*The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), SOFR (“S”), CDOR (“C”), EURIBOR (“E”), or SONIA (“SN”) and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2022, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
LIBOR (“L”)	-	1.80%	2.29%	2.90%	3.56%
Prime (“P”)	4.75%	-	-	-	-
SOFR (“S”)	-	1.69%	2.12%	2.63%	3.11%
CDOR (“C”)	-	2.23%	2.76%	-	-
EURIBOR (“E”)	-0.58%	-0.51%	-0.18%	0.24%	0.96%
SONIA (“SN”)	1.19%	-	-	-	-

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.
*** Percentage is based on net assets of $639,188 as of June 30, 2022

(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act of 1940, as amended (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.
(2)
All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”), or the Securities Act. Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(3)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the 1940 Act. See Note 2 “Summary of Significant Accounting Policies”.
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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of June 30, 2022.
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
(11)
Investment is not a qualifying investment as defined under section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 16.1% as of June 30, 2022.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$1,422
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	9
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	35
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(364)
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	5
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	8
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	13
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	(6)
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(22)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(29)
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	12
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	47
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	6
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	(5)
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	-
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	4
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	5
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	(1)
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	57
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	25
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	1,246
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	5
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	35
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	106
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	1,544
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	67
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	705
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	32
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	18
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	225
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	263
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	29
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	1,576
Total Foreign Currency Exchange Contracts				$7,072

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
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC (4)(5)	Senior Secured First Lien Revolver			01/2023	$-	$(2)	-%	$(1)
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	4,517	4,501	0.7	4,511
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	2,289	2,268	0.4	2,285
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2027	7,267	7,138	1.1	7,121
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2027	2,679	2,655	0.0	2,625
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	09/2028	5,136	4,998	0.8	5,136
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2028	-	(35)	-	-
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	13,043	12,795	2.0	13,043
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	2,500	2,450	0.4	2,500
					37,431	36,768	5.4	37,220

Capital Goods
Envocore , LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,944	6,872	1.1	6,872
Envocore , LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	6,944	5,957	0.9	5,957
Envocore , LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	608	602	0.1	579
Eshipping	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	8,050	7,891	1.2	7,972
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	-	(18)	-	(18)
Eshipping (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	11/2027	197	175	-	186
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2027	-	(8)	-	(13)
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	08/2027	92	82	-	84
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2027	2,045	2,006	0.3	2,015
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	12/2025	1,117	1,103	0.2	1,108
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	12/2024	88	85	-	84
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	2,454	2,440	0.4	2,436
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	466	464	0.1	463

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Flow Technologies	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2027	8,550	8,384	1.3	8,467
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	10/2027	1,200	1,177	0.2	1,188
United Flow Technologies (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2027	-	(37)	-	(36)
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	-	(31)	-	(16)
					38,755	37,144	5.8	37,328

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2025	292	273	0.0	289
Battery Solutions, Inc. (6)(8)	Unsecured Debt	1400 PIK	14.00%	06/2023	1,436	1,428	0.2	1,398
Battery Solutions, Inc. (6)(8)	Unsecured Debt	1400 PIK	14.00%	06/2023	387	387	0.1	377
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	04/2025	1,002	1,000	0.1	962
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	04/2025	4,753	4,742	0.7	4,562
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	-	(10)	-	(3)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	4,307	4,238	0.7	4,287
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	3,831	3,762	0.6	3,813
Galway Borrower, LLC	Unitranche First Lien Term Loan	L + 525 (75 Floor)	6.00%	09/2028	12,886	12,655	2.0	12,757
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	-	(24)	-	(19)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	-	(18)	-	(17)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2027	13,142	12,958	2.0	12,828
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.50%	05/2027	208	180	0.0	158
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			05/2027	-	-	-	(133)
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	4,125	4,106	0.6	3,845
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	5,059	5,036	0.7	4,716
Hepaco, LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	766	766	0.1	704
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	18,982	18,588	3.1	19,361
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	-	(46)	-	44
Hercules Borrower LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2026	-	(21)	-	20
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	12/2026	247	242	0.0	249

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	3,823	3,767	0.6	3,810
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	01/2026	2,864	2,824	0.4	2,854
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	-	(10)	-	(3)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	249	245	0.0	249
ISS Compressors Industries, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2026	-	(6)	-	(39)
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	8,965	8,902	1.3	8,550
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	222	214	0.0	222
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	666	662	0.1	666
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	07/2027	130	127	0.0	130
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	-	(3)	-	-
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	07/2027	1,724	1,691	0.3	1,724
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2027	5,672	5,566	0.9	5,672
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	6.00%	05/2027	400	391	0.1	400
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	4,968	4,799	0.8	5,012
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	3,696	3,553	0.6	3,728
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2027	9,923	9,558	1.5	10,015
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	11/2027	1,995	1,925	0.3	2,013
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	11/2027	1,193	1,156	0.2	1,217
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	-	(30)	-	14
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	-	(3)	-	-
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	10/2024	2,400	2,371	0.4	2,400
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan			10/2024	-	-	-	-
Seko Global Logistics Network, LLC (4)(5)(11)	Senior Secured First Lien Revolver			12/2026	-	(19)	-	-
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	12/2026	5,037	4,965	0.8	5,037
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	10/2028	8,755	8,522	1.4	9,012
Service Logic Acquisition, Inc. (5)	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	9.50%	10/2028	2,043	1,974	0.3	2,092
Spear Education (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2025	-	(20)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Spear Education	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	02/2025	6,755	6,710	1.0	6,755
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	11/2024	5,000	4,941	0.7	4,698
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	05/2024	1,176	1,163	0.2	1,110
UP Acquisition Corp. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	05/2024	443	431	0.1	372
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	05/2024	4,290	4,244	0.6	4,048
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	717	717	0.1	625
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	4,410	4,410	0.6	3,839
					158,939	155,979	24.2	156,420

Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	11/2027	7,750	7,598	1.2	7,674
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	-	(29)	-	(14)
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	-	(22)	-	(22)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2026	13,888	13,594	2.2	14,027
Everlast Parent Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	-	(33)	-	(17)
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	10/2026	3,412	3,335	0.5	3,379
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2027	5,172	5,070	0.8	5,069
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2027	-	(17)	-	(34)
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2027	1,290	1,258	0.2	1,255
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	-	(14)	-	(14)
HGH Purchaser, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	2,811	2,784	0.4	2,784
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	3,339	3,265	0.5	3,313
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	11/2025	280	264	-	272
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	11/2025	7,946	7,805	1.2	7,882
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2025	630	613	0.1	617
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	03/2025	2,537	2,488	0.4	2,499
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2025	4,293	4,212	0.6	4,228

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2023	676	641	0.1	656
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	13,208	12,917	2.0	13,009
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	-	(38)	-	(57)
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	-	(38)	0.0	(28)
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	01/2022	400	400	0.1	391
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2022	4,594	4,588	0.7	4,488
WeddingWire, Inc. (12)	Senior Secured Second Lien Term Loan	L + 825	8.38%	12/2026	5,000	4,963	0.8	4,950
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 788	8.01%	04/2027	4,833	4,720	0.7	4,833
					82,059	80,324	12.5	81,140
Energy
BJ Services, LLC	Unitranche First Lien Term Loan	L + 700 (150 Floor)	8.50%	01/2023	277	276	-	277
BJ Services, LLC (9)(10)	Unitranche First Lien - Last Out Term Loan			01/2023	8,075	8,014	0.9	5,861
Black Diamond Oilfiefld Rentals, LLC	Senior Secured First Lien Term Loan	L + 950 (100 Floor)	10.50%	03/2022	9,248	9,178	1.4	9,017
					17,600	17,468	2.3	15,155
Food & Staples Retailing
Isagenix International, LLC (12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2025	5,616	5,602	0.6	4,209

Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	5,025	4,944	0.8	4,959
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	320	307	0.0	310
JTM Foods LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2027	-	(7)	-	(10)
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	10/2024	900	892	0.1	879
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	10/2024	3,787	3,747	0.6	3,700
					10,032	9,883	1.5	9,838
Health Care Equipment & Services
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	08/2028	18	(6)	-	18
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	-	(14)	-	-
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	08/2028	6,993	6,818	1.1	6,993
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	6.25%	07/2025	3,741	3,707	0.6	3,741

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Aegis Sciences Corporation (12)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2025	3,388	3,207	0.5	3,298
Ameda, Inc.	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	09/2022	2,174	2,167	0.3	2,063
Ameda, Inc. (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	09/2022	188	187	0.0	172
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2027	4,950	4,853	0.8	4,925
Arrow Management Acquisition, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	10/2027	172	150	0.0	161
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	-	(14)	-	(4)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	L + 450	4.63%	12/2025	16,665	16,565	2.5	16,332
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(39)	-	(1)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	12/2025	11,635	11,397	1.8	11,630
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	12/2023	1,213	1,202	0.2	1,181
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	12/2023	60	58	0.0	55
EMS Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	9,850	9,680	1.5	9,753
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	-	(9)	-	(5)
FH MD Buyer, Inc (12)	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	5.75%	07/2028	19,950	19,760	3.1	19,851
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2024	6,250	6,143	0.9	6,190
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	-	(10)	-	(6)
GrapeTree Medical Staffing, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			05/2024	-	-	-	(27)
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2026	4,975	4,884	0.7	4,881
Great Lakes Dental Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2026	-	(15)	-	(16)
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	06/2026	210	203	-	202
HCAT Acquisition, Inc. (5)	Unitranche First Lien Term Loan	L + 800 (100 Floor)	9.00%	11/2022	14,181	13,487	2.1	14,016
HCAT Acquisition, Inc.	Unitranche First Lien Revolver	L + 800 (100 Floor)	9.00%	11/2022	3,836	3,649	0.6	3,792
HCAT Acquisition, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 800 (100 Floor)	9.00%	11/2022	2,231	2,122	0.3	2,205
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	11,455	11,266	1.7	11,312
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	-	(19)	-	(14)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	9,450	9,278	1.4	9,332

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	4,539	4,453	0.7	4,483
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	293	273	-	280
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2027	3,395	3,364	0.5	3,353
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	14,307	13,967	2.2	14,465
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,613	2,546	0.4	2,642
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	12/2026	993	953	0.2	993
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,667	2,596	0.4	2,697
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	12/2024	14,719	14,499	2.3	14,719
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Revolver	L + 675 (100 Floor)	7.75%	12/2024	130	123	-	130
IvyRehab Intermediate II, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,445	1,424	0.2	1,445
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,049	1,027	0.2	1,049
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan			12/2024	-	-	-	-
Laserway Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	6,085	5,968	0.9	6,062
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	9,825	9,682	1.5	9,576
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	02/2026	280	266	-	253
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	02/2026	1,779	1,758	0.3	1,734
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	(129)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	2,743	2,693	0.4	2,674
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	7.85%	11/2026	1,667	1,632	0.2	1,624
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	7.85%	11/2026	7,222	7,074	1.1	7,036
NMSC Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	11.00%	10/2023	4,307	4,256	0.7	4,307
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	05/2023	340	336	0.1	340
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	6,808	6,771	1.0	6,808
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	893	881	0.1	893
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2028	11,338	11,072	1.7	11,338
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	-	(36)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2028	12,169	11,902	1.9	12,169
Pharmalogics Recruiting, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	02/2027	10,135	10,006	1.6	10,186
Pharmalogics Recruiting, LLC	Unitranche First Lien Delayed Draw Term Loan			02/2027	-	-	-	-
Pharmalogics Recruiting, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	-	(22)	-	23
Pinnacle Treatment Centers, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2022	677	673	0.1	677
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2022	8,052	8,023	1.2	8,052
Pinnacle Treatment Centers, Inc. (4)(5)	Unitranche First Lien Revolver			12/2022	-	(2)	-	-
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	08/2028	1,364	1,340	0.2	1,375
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	08/2027	278	249	-	281
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	08/2028	9,524	9,340	1.5	9,544
Professional Physical Therapy	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	9.50%	12/2022	9,106	8,810	0.8	5,509
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	09/2027	956	905	0.2	989
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2027	10,474	10,275	1.6	10,550
PT Network, LLC (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	120	120	-	120
PT Network, LLC	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	4,840	4,835	0.7	4,840
Safco Dental Supply, LLC (4)(5)	Unitranche First Lien Revolver			06/2025	-	(6)	-	(2)
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	L + 400 (100 Floor)	5.00%	06/2025	4,043	3,998	0.6	4,028
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	-	(24)	-	31
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	07/2026	10,747	10,491	1.7	11,069
Smile Doctors LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	11,257	11,033	1.7	11,032
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2028	113	94	-	78
Smile Doctors LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	12/2027	61	35	-	35
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	6.00%	09/2025	3,038	2,991	0.5	3,038
Unifeye Vision Partners (4)(5)	Senior Secured First Lien Revolver			09/2025	-	(21)	-	-
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	09/2025	5,292	5,223	0.8	5,292

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	09/2025	767	759	0.1	767
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2025	6,963	6,866	1.1	6,963
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	-	(30)	-	-
					342,998	336,098	51.5	337,448
Household & Personal Products
Tranzonic (5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2023	338	334	0.1	338
Tranzonic	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2023	3,772	3,760	0.6	3,772
					4,110	4,094	0.7	4,110
Insurance
Comet Acquisition, Inc. (12)	Senior Secured Second Lien Term Loan	L + 750	7.63%	10/2026	1,782	1,779	0.3	1,744
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	04/2027	8,292	8,205	1.3	8,458
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	-	(7)	-	15
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	1,455	1,439	0.2	1,484
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	697	679	0.1	732
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	5,017	4,930	0.8	5,004
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	3,033	2,980	0.5	3,026
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	-	(31)	-	(4)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2025	12,749	12,546	1.9	12,717
Integro Parent, Inc. (11)(12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2022	468	466	0.1	448
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,897	0.4	2,420
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	378	-	316
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	10/2028	6,745	6,613	1.0	6,745
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(25)	-	-
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	-	(13)	-	(5)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2026	3,567	3,500	0.5	3,558
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2026	1,009	989	0.2	1,006
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(6)	-	(7)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,058	1,036	0.2	1,058

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,779	1,746	0.3	1,779
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(3)	-	(3)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	12/2026	87	41	-	19
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(2)	-	(2)
					51,033	50,137	7.8	50,508
Materials
Kestrel Parent, LLC (4)(5)	Unitranche First Lien Revolver			11/2023	-	(8)	-	-
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2025	6,604	6,504	1.0	6,604
					6,604	6,496	1.0	6,604
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	7.00%	12/2028	12,885	12,629	1.9	12,628
BioAgilytix (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2028	-	(25)	-	(51)
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	8.50%	12/2029	14,000	13,687	2.1	13,965
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	09/2026	14,020	13,700	2.1	14,020
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	09/2026	310	280	-	310
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2026	-	(19)	-	-
					41,215	40,252	6.1	40,872
Retailing
Savers (12)	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	04/2028	16,827	16,714	2.6	16,806
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	-	(6)	-	-
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2024	14,318	14,096	2.2	14,318
					31,145	30,804	4.8	31,124

Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	-	(5)	-	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	08/2024	6,370	6,304	1.0	6,329
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	7,673	6,687	0.7	4,872
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,061	931	0.1	674
Apps Associates LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	-	(8)	-	-
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	-	(15)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	07/2027	5,636	5,530	0.9	5,636
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	-	(63)	-	-
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	-	(45)	-	-
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	07/2027	15,843	15,544	2.4	15,843
Belay Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	06/2026	4,925	4,846	0.8	4,925
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	-	(10)	-	-
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	1,400	1,389	0.2	1,398
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	297	293	0.0	297
Benesys Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	-	(1)	-	-
C-4 Analytics, LLC (4)(5)	Senior Secured First Lien Revolver			08/2023	-	(3)	-	-
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	08/2023	9,811	9,755	1.5	9,811
CAT Buyer, LLC (4)(5)	Unitranche First Lien Revolver			04/2024	-	(6)	-	-
CAT Buyer, LLC	Unitranche First Lien Term Loan	L + 500 (100 Floor)	6.00%	04/2024	5,903	5,845	0.9	5,903
Claritas, LLC (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	12/2023	23	21	0.0	23
Claritas, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2023	1,064	1,059	0.2	1,064
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	01/2027	9,149	8,956	1.4	9,127
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2027	-	(17)	-	(2)
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	01/2027	4,781	4,663	0.7	4,761
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	L + 625 (75 Floor)	7.00%	11/2028	13,257	12,994	2.0	13,257
Lexipol (Ranger Buyer, Inc.) (5)	Unitranche First Lien Revolver	L + 625 (75 Floor)	7.00%	11/2027	221	199	-	221
List Partners, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2023	-	(2)	-	(6)
List Partners, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	01/2023	4,097	4,079	0.6	4,043
MRI Software LLC (12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	-
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	18,414	18,214	2.9	18,400
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	-	(13)	-	(1)
MRI Software LLC (12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	1,323	1,309	0.2	1,322
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	10/2026	3,158	3,100	0.5	3,164
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	10/2026	76	72	-	76
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	10/2026	1,354	1,326	0.2	1,358
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	-	(17)	-	-
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	-	(48)	-	-
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	9,643	9,453	1.5	9,643
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	1,097	1,095	0.2	1,091
Ontario Systems, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	-	(3)	-	(3)
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	3,177	3,156	0.5	3,159
Ontario Systems, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	337	318	0.1	333
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	449	441	0.1	446
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	782	782	0.1	782
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	8.09%	07/2027	5,000	4,981	0.8	5,000
Prism Bidco, Inc. (4)(5)	Unitranche First Lien Revolver			06/2026	-	(19)	-	17
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	06/2026	7,388	7,213	1.2	7,535
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2026	1,463	1,436	0.2	1,492
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	05/2026	233	230	-	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	9,301	9,171	1.4	9,301
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	8,307	8,153	1.3	8,307
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	05/2026	2,117	2,079	0.3	2,117
Ruffalo Noel Levitz, LLC (4)(5)	Unitranche First Lien Revolver			05/2022	-	(1)	-	(1)
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2022	2,480	2,474	0.4	2,474
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	20,318	19,816	3.1	19,826
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	2,475	2,410	0.4	2,415
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	09/2026	908	871	0.1	871

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2028	24,110	23,630	3.8	24,111
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	-	(65)	-	-
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 450	4.59%	12/2024	5,089	5,062	0.8	5,076
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 450	4.59%	12/2024	1,264	1,258	0.2	1,261
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	-	(4)	0.0	(2)
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	634	629	0.1	634
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,040	1,026	0.2	1,040
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			06/2023	-	(2)	-	-
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,930	1,917	0.3	1,930
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,538	1,517	0.2	1,538
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			06/2023	-	(3)	-	-
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,147	1,130	0.2	1,147
					228,063	223,014	34.7	224,264
Transportation
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	763	762	0.1	763
Pilot Air Freight, LLC (5)	Senior Secured First Lien Revolver			07/2024	-	-	-	-
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	1,179	1,179	0.2	1,179
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	5,307	5,292	0.8	5,307
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	794	783	0.1	794
					8,043	8,016	1.2	8,043
Total Debt Investments United States					$1,063,643	$1,042,079	160.1%	$1,044,283

Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	615
						615	0.1	615
Capital Goods
Envocore , LLC (7)	Preferred Stock				534,722	-	-	-
Envocore , LLC (7)	Common Stock				521,354	-	-	-
						-	-	-
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.7	4,579

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.2	1,117
ASP MCS Acquisition Corp. (6)	Common Stock				11,792	1,150	0.2	1,327
Battery Solutions, Inc. (6)	Preferred Stock				5,719,738	3,669	0.8	5,256
Battery Solutions, Inc. (6)	Preferred Stock				50,000	-	-	-
Battery Solutions, Inc. (6)	Preferred Stock				3,333,333	-	-	-
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,246
IGT Holdings LLC	Preferred Stock				645,730	-	-	-
IGT Holdings LLC	Common Stock				1,000,000	-	-	-
MHS Acquisition Holdings, LLC	Preferred Stock				1,018	923	0.1	949
MHS Acquisition Holdings, LLC	Common Stock				10	9	-	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	329
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.2	1,432
TecoStar Holdings, Inc.	Common Stock				500,000	500	-	120
						10,550	2.5	16,355
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,404
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	690
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	782
Legalshield	Common Stock				372	372	0.1	503
Southern Technical Institute, Inc. (6)	Common Stock				3,164,063	-	-	282
Southern Technical Institute, Inc. (6)	Common Stock				6,000,000	-	1.1	7,404
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,132
Wrench Group LLC	Common Stock				4,082	410	0.1	746
Wrench Group LLC	Common Stock				1,143	115	0.0	209
						4,084	1.9	13,152
Diversified Financials
CBDC Senior Loan Fund LLC (7)(11)(13)	Partnership Interest				40,000,000	40,000	6.1	39,361
GACP II LP (6)(11)(13)(14)	Partnership Interest				12,895,313	12,895	1.9	12,619
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest				5,792,014	5,851	0.9	5,980
						58,746	8.9	57,960
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	907
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	3,719
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.2	979
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.3	1,835
Hospice Care Buyer, Inc.	Common Stock				844	75	-	99
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.2	1,138
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,055	1,055	0.2	1,123
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				14,534	22	0.0	228
PT Network, LLC	Common Stock				0.93	-	0.1	891
Seniorlink Incorporated	Common Stock				68,182	518	0.2	1,331
Smile Doctors LLC	Common Stock				227	714	0.1	714
						10,638	2.0	12,964

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	292
Integrity Marketing Acquisition, LLC	Common Stock				262,567	607	0.3	1,953
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,686
Integro Parent, Inc. (11)	Common Stock				4,468	454	-	-
						2,568	0.6	3,931
Materials
Kestrel Parent, LLC	Common Stock				41,791	209	0.0	308
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	953
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	447
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	746
						1,956	0.3	2,146
Retailing
Palmetto Moon LLC	Common Stock				61	-	0.1	700
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,529
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	922
						1,499	0.4	3,151
Software & Services
Curvature (15)	Common Stock				1,975,461	1,975	0.2	1,072
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	638
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,071
Park Place Technologies, LLC	Common Stock				479	479	0.1	479
Park Place Technologies, LLC	Common Stock				685,018	-	-	-
Park Place Technologies, LLC	Common Stock				442,203	27	0.0	27
Saturn Borrower Inc	Common Stock				434,163	434	0.1	445
						4,624	0.7	3,732
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	-	0.2	1,254
Total Equity Investments United States						$95,489	17.6%	$115,568
Total United States						$1,137,568	177.7%	$1,159,851
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	1150 PIK	11.50%	03/2031	C$2,750	$2,104	0.3	$2,175
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,712	1,251	0.2	1,381
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,712	1,305	0.2	1,381
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	4,968	3,876	0.6	4,008
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	8.00%	07/2027	9,176	6,676	1.1	7,403
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	8,742	6,757	1.1	6,914
VetStrategy (5)(11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	5,720	4,380	0.7	4,524
					34,780	26,349	4.2	27,786

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	8.09%	11/2026	$4,500	4,379	0.7	4,480
Total Debt Investments Canada						$30,728	4.9%	$32,266
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				1,016,357	$776	0.3	$1,848

Total Equity Investments Canada					1,016,357	776	0.3%	1,848
Total Canada						$31,504	5.2%	$34,114
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	L + 625	6.31%	12/2025	£6,067	$7,463	1.3%	$8,209
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan			12/2025	-	-	-	-
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	L + 625	6.31%	12/2025	303	399	0.1	410
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	6.55%	06/2028	1,416	1,942	0.3	1,916
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.55%	06/2028	392	519	0.1	530
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.55%	06/2028	2,567	3,068	0.5	3,473
					10,745	13,391	2.3	14,538
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	$4,352	$4,244	0.6	$4,160
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	9,939	9,693	1.5	9,502
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	4,953	4,830	0.7	4,735
Lion Cashmere Bidco Limited (5)(11)	Unitranche First Lien Revolver	L + 600	6.50%	03/2026	€276	374	-	263
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	-	(83)	-	(138)
						19,058	2.8	18,522

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£-	$-	-	$(112)
Jordan Bidco, Ltd. (5)(11)	Senior Secured First Lien Revolver	SN + 650	6.50%	02/2028	1,102	1,090	0.2	1,046
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 650	6.50%	08/2028	13,234	17,714	2.8	17,422
						18,804	3.0	18,356

Total Debt Investments United Kingdom						$51,253	8.1%	$51,416
Total United Kingdom						$51,253	8.1%	$51,416
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	€1,868	$2,139	0.3%	$2,125
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 650	6.50%	02/2026	6,910	7,684	1.2	7,862
					8,778	9,823	1.5	9,987
Total Debt Investments Netherlands						$9,823	1.5%	$9,987
Total Netherlands						$9,823	1.5%	$9,987
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	6.25%	04/2026	€9,507	10,529	1.7	10,764
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	6.41%	04/2026	$4,162	4,077	0.6	4,162
						14,606	2.3	14,926
Total Debt Investments Belgium						$14,606	2.3%	$14,926
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	1	-	-
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	72
						92	0.0	72
Total Equity Investments Belgium						$92	0.0%	$72
Total Belgium						$14,698	2.3%	$14,998
Total Investments						$1,244,846	194.8%	$1,270,366

* The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“SN”) and which reset monthly, bi-monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2021. As of December 31, 2021, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to a reference rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
LIBOR (“L”)	-	0.10%	0.21%	0.34%	0.58%
Prime (“P”)	3.25%	-	-	-	-
CDOR (“C”)	-	0.45%	-	-	-
EURIBOR (“E”)	-	-0.58%	-0.57%	-0.55%	-
SONIA (“SN”)	0.19%	-	-	-	-

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
(3)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the 1940 Act. See Note 2 “Summary of Significant Accounting Policies”.
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
(11)
Investment is not a qualifying investment as defined under section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 16.1% as of December 31, 2021.
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

June 30, 2022 (Unaudited)

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

The Company is managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. CCAP Administration LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s portfolio assets to the Adviser. The Board consists of five directors, four of whom are independent.

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

Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the Adviser, as the Board’s valuation designee, determines the fair value of the investments in good faith, based on, among other things, the fair valuation recommendations from investment professionals, the input of the Company’s Audit Committee and independent third-party valuation firms.

The Adviser, as the valuation designee, undertakes a multi-step valuation process under the supervision of the Board, which includes, among other procedures, the following:

•
Each investment is initially valued by the investment professionals responsible for monitoring that investment.
•
The Adviser has established pricing and valuations committees, which are responsible for reviewing and approving the fair valuation recommendations from the investment professionals.
•
The valuations of certain portfolio investments are independently corroborated by third-party valuation firms based on certain criteria including investment size and risk profile.
•
Final valuation determinations and supporting materials are provided to the Board quarterly as part of the Board's oversight of the Adviser as the valuation designee.

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

The Company applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, in its capacity as the Board’s valuation designee, evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

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

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Company’s board may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. The board has designated the Adviser as the valuation designee.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, the Company had three portfolio companies with six investment positions on non-accrual status, which represented 1.3% and 1.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, the Company had three portfolio companies with five investment positions on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2022 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”) “Reference Rate Reform (Topic 848): Scope. This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. The Company adopted this guidance during the quarter and its adoption had no material impact on the Company's consolidated financial statements.

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

For the three and six months ended June 30, 2022, the Company incurred administrative services expenses of $329 and $658, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company incurred administrative services expenses of $257 and $514, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of June 30, 2022 and December 31, 2021, $961 and $354, respectively, was payable to the Administrator.

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

For the three and six months ended June 30, 2022, the Company incurred management fees of $4,073 and $8,090, of which $57 and $113, respectively, were waived. For the three and six months ended June 30, 2021, the Company incurred management fees of $3,334 and $6,551, of which $1,337 and $2,620, respectively, were waived. As of June 30, 2022 and December 31, 2021, management fees of $4,016 and $3,830, respectively, were unpaid.

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

For the three and six months ended June 30, 2022, the Company incurred income incentive fees of $2,604 and $5,322, of which $385 and $430, respectively, were waived. For the three and six months ended June 30, 2021, the Company incurred income incentive fees of $2,588 and $4,866, of which $2,588 and $4,866, respectively, were waived. As of June 30, 2022 and December 31, 2021, income incentive fees of $2,219 and $600, respectively, were unpaid.

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

For the three and six months ended June 30, 2022, the Company recorded a reversal of capital gains incentive fees on unrealized capital appreciation of $(2,870) and $(2,149), respectively. For the three and six months ended June 30, 2021, the Company recorded capital gains incentive fees on unrealized capital appreciation of $3,816 and $5,393, respectively. As of June 30, 2022 and December 31, 2021, capital gains incentive fees of $4,176 and $6,324, respectively, were accrued and unpaid.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. At June 30, 2022 and December 31, 2021, Crescent, its employees and certain officers and directors of the Company owned 3.13% and 2.95%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of June 30, 2022 and December 31, 2021, Sun Life owned 3.49% and 2.15%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

In connection with the November 18, 2021 common equity offering totaling $58,018, the Adviser provided transaction support of $5,386, which is reflective of the difference between the actual public offering price and the net proceeds per share received by the Company in this offering and represents payments to the underwriters. In addition, the Adviser paid the sales load payable to the underwriters totaling $2,105. The Company is not obligated to repay the transaction support and sales load paid by the Adviser.

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

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,616	$261	$(1)	—	$(257)	$1,619	$12
Battery Solutions, Inc.	7,031	2,116	(14,712)	7,113	(1,548)	—	2,114
GACP II, LP	12,619	—	(2,002)	—	(108)	10,509	1,048
Slickdeals Holdings, LLC	15,847	44	(74)	—	(211)	15,606	530
Southern Technical Institute, Inc.	7,686	—	—	—	(2,576)	5,110	1,923
Vivid Seats Ltd.	922	—	—	—	(14)	908	—
WhiteHawk III Onshore Fund L.P.	5,980	2,392	—	—	174	8,546	302
Total Non-Controlled Affiliates	$51,701	$4,813	$(16,789)	$7,113	$(4,540)	$42,298	$5,929

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$1	$(1)	—	$224	$2,017	$11
Battery Solutions, Inc.	3,565	442	—	—	(1,493)	2,514	104
Conisus, LLC	22,865	943	—	—	15,218	39,026	943
GACP II, LP(1)	16,154	—	(2,464)	—	(93)	13,597	802
Slickdeals Holdings, LLC	16,010	35	(73)	—	(14)	15,958	570
Southern Technical Institute, Inc.	7,253	—	—	—	1,663	8,916	1,041
Vivid Seats Ltd.	3,714	—	—	—	214	3,928	—
WhiteHawk III Onshore Fund L.P.	—	2,222	—	—	(105)	2,117	—
Total Non-Controlled Affiliates	$71,354	$3,643	$(2,538)	$—	$15,614	$88,073	$3,471
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

The Company’s investments in controlled affiliates for the six months ended June 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$(18,900)	(1,681)	$177	$18,956	$1,100
Envocore LLC	13,408	1,260	(643)	—	(1,620)	12,405	718
Total Controlled Affiliates	$52,768	$1,260	$(19,543)	$(1,681)	$(1,443)	$31,361	$1,818

The Company’s investments in controlled affiliates for the six months ended June 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 31, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$1,170	$39,905	$1,400

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

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2022			As of December 31, 2021
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$343,311	$335,165	(8,146)	$335,207	$329,795	(5,412)
Unitranche First Lien	782,340	782,916	576	719,594	731,017	11,423
Unitranche First Lien - Last Out	15,806	14,029	(1,777)	15,698	13,723	(1,975)
Senior Secured Second Lien	63,713	59,893	(3,820)	72,413	72,723	310
Unsecured Debt	4,001	3,845	(156)	5,577	5,620	43
Equity & Other	36,959	51,421	14,462	37,611	59,528	21,917
LLC/LP Equity Interests	38,556	38,011	(545)	58,746	57,960	(786)
Total investments	$1,284,686	$1,285,280	$594	$1,244,846	$1,270,366	$25,520

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
Health Care Equipment & Services	$349,020	27.1%	$380,046	29.9%
Software & Services	279,228	21.7	246,352	19.4
Commercial & Professional Services	206,506	16.1	202,311	15.9
Consumer Services	116,348	9.1	94,292	7.4
Insurance	55,856	4.3	54,439	4.3
Pharmaceuticals, Biotechnology & Life Sciences	51,668	4.0	53,005	4.2
Retailing	50,757	3.9	34,275	2.7
Diversified Financials	42,711	3.3	57,960	4.6
Capital Goods	39,697	3.1	37,328	2.9
Automobiles & Components	35,465	2.8	37,835	3.0
Consumer Durables & Apparel	17,827	1.4	18,522	1.5
Energy	11,393	0.9	15,155	1.2
Food, Beverage & Tobacco	8,359	0.7	9,838	0.8
Materials	7,656	0.6	6,912	0.5
Telecommunication Services	4,196	0.3	4,480	0.4
Household & Personal Products	4,109	0.3	4,110	0.3
Food & Staples Retailing	3,230	0.3	4,209	0.3
Transportation	1,254	0.1	9,297	0.7
Total investments	$1,285,280	100.0%	$1,270,366	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
United States	$1,159,057	90.2%	$1,159,851	91.3%
United Kingdom	50,067	3.9	51,416	4.0
Canada	31,625	2.5	34,114	2.7
Australia	20,710	1.6	-	-
Belgium	14,195	1.1	14,998	1.2
Netherlands	9,626	0.7	9,987	0.8
Total investments	$1,285,280	100.0%	$1,270,366	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$32,723	$302,442	$335,165
Unitranche First Lien	—	16,970	765,946	782,916
Unitranche First Lien – Last Out	—	—	14,029	14,029
Senior Secured Second Lien	—	4,196	55,697	59,893
Unsecured Debt	—	—	3,845	3,845
Equity & Other	—	908	50,513	51,421
Subtotal	$—	$54,797	$1,192,472	$1,247,269
Investments Measured at NAV (1)				38,011
Total Investments				$1,285,280

Foreign Currency Forward Contracts - Assets	—	7,499	—	7,499
Foreign Currency Forward Contracts - Liabilities	—	(427)	—	(427)

The following table presents fair value measurements of investments as of December 31, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$60,944	$268,851	$329,795
Unitranche First Lien	—	19,721	711,296	731,017
Unitranche First Lien – Last Out	—	—	13,723	13,723
Senior Secured Second Lien	—	25,139	47,584	72,723
Unsecured Debt	—	—	5,620	5,620
Equity & Other	—	922	58,606	59,528
Subtotal	$—	$106,726	$1,105,680	$1,212,406
Investments Measured at NAV (1)				57,960
Total Investments				$1,270,366

Foreign Currency Forward Contracts - Assets	—	2,115	—	2,115
Foreign Currency Forward Contracts - Liabilities	—	(631)	—	(631)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2022, based off of the fair value hierarchy as of June 30, 2022 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2022	$268,851	$711,296	$13,723	$47,584	$5,620	$58,606	$1,105,680
Amortized discounts/premiums	657	3,033	8	210	79	—	3,987
Paid in-kind interest	420	—	40	354	276	1,998	3,088
Net realized gain (loss)	3	(3)	—	—	—	8,288	8,288
Net change in unrealized appreciation (depreciation)	(894)	(10,757)	198	(3,851)	(198)	(7,440)	(22,942)
Purchases	44,298	118,554	3,967	—	—	3,091	169,910
Sales/return of capital/principal repayments/paydowns	(30,743)	(58,804)	(3,907)	(4,309)	(1,932)	(14,030)	(113,725)
Transfers in	19,850	19,721	—	15,709	—	—	55,280
Transfers out	—	(17,094)	—	—	—	—	(17,094)
Balance as of June 30, 2022	$302,442	$765,946	$14,029	$55,697	$3,845	$50,513	$1,192,472
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(829)	$(9,618)	$199	$(3,797)	$(239)	$(4,963)	$(19,247)

During the six months ended June 30, 2022, the Company recorded $17,094 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $55,280 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2021, based off of the fair value hierarchy as of June 30, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	1,865	1,812	15	802	7	3	4,504
Paid in-kind interest	597	—	—	—	287	943	1,827
Net realized gain (loss)	—	302	—	1	(104)	4,677	4,876
Net change in unrealized appreciation (depreciation)	(397)	2,696	(1,082)	374	73	20,622	22,286
Purchases	44,777	138,123	—	—	2,254	2,021	187,175
Sales/return of capital/principal repayments/paydowns	(70,925)	(62,823)	—	(39,716)	(4)	(7,706)	(181,174)
Transfers in	6,092	—	—	—	—	1,501	7,593
Transfers out	(23,758)	—	—	(11,897)	—	—	(35,655)
Balance as of June 30, 2021	$298,149	$493,653	$13,850	$54,220	$5,545	$89,892	$955,309
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$56	$3,177	$(1,083)	$417	$73	$20,615	$23,255

During the six months ended June 30, 2021, the Company recorded $35,655 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,593 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$231,277	Discounted Cash Flows	Discount Rate	5.5%	-	44.7%	(9.6%)
	5,885	Enterprise Value	Comparable EBITDA Multiple	9.7x	-	9.7x	(9.7x)
	4,129	Transactions Precedent	Transaction Price			N/A
	61,151	Broker Quoted	Broker Quote			N/A
	$302,442

Unitranche First Lien	$645,228	Discounted Cash Flows	Discount Rate	6.2%	-	12.8%	(8.0%)
	5,933	Enterprise Value	Comparable EBITDA Multiple	6.9x	-	6.9x	(6.9x)
	114,785	Broker Quoted	Broker Quote			N/A
	$765,946

Unitranche First Lien - Last Out	$11,365	Discounted Cash Flows	Discount Rate	6.5%	-	12.4%	(8.6%)
	2,664	Collateral Analysis	Recovery Rate			42.4%
	$14,029

Senior Secured Second Lien	$30,485	Discounted Cash Flows	Discount Rate	10.6%	-	17.1%	(12.6%)
	5,304	Enterprise Value	Comparable EBITDA Multiple	5.5x	-	5.5x	(5.5x)
	19,908	Broker Quoted	Broker Quote			N/A
	$55,697

Unsecured Debt	$3,845	Discounted Cash Flows	Discount Rate	13.3%	-	15.5%	(14.0%)

Equity & Other	$49,397	Enterprise Value	Comparable EBITDA Multiple	5.5x	-	28.8x	(14.7x)
	1,116	Broker Quoted	Broker Quote			N/A
	$50,513

Total	$1,192,472

Security Type	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$227,225	Discounted Cash Flows	Discount Rate	5.5%	-	23.0%	(8.0%)
	5,509	Enterprise Value	Comparable EBITDA Multiple	10.3x	-	10.3x	(10.3x)
	36,117	Broker Quoted	Broker Quote			N/A
	$268,851

Unitranche First Lien	$665,759	Discounted Cash Flows	Discount Rate	5.1%	-	10.4%	(7.1%)
	277	Collateral Analysis	Recovery Rate			100.0%
	45,260	Broker Quoted	Broker Quote			N/A
	$711,296

Unitranche First Lien - Last Out	$7,862	Discounted Cash Flows	Discount Rate	6.5%	-	6.5%	(6.5%)
	5,861	Collateral Analysis	Recovery Rate			72.6%
	$13,723

Senior Secured Second Lien	$47,295	Discounted Cash Flows	Discount Rate	8.0%	-	21.7%	(10.5%)
	289	Broker Quoted	Broker Quote			N/A
	$47,584

Unsecured Debt	$5,620	Discounted Cash Flows	Discount Rate	11.5%	-	16.0%	(13.4%)

Equity & Other	$57,279	Enterprise Value	Comparable EBITDA Multiple	6.3x	-	32.4x	(9.8x)
	1,327	Broker Quoted	Broker Quote			N/A
	$58,606

Total	$1,105,680

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.

Note 6. Debt

Debt consisted of the following (in thousands):

	June 30, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$225,250	$124,750	$225,250	$245,981	4.63%
SMBC Corporate Revolving Facility	350,000	247,268	102,732	247,268	218,383	3.43%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	4.21%
Total Debt	$885,000	$657,518	$227,482	$657,518	$649,364	4.23%

	December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$249,500	$100,500	$249,500	$269,805	2.53%
SMBC Corporate Revolving Facility	300,000	203,437	96,563	203,437	25,033	2.39%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes	135,000	135,000	—	135,000	99,685	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83,147	0.00%
InterNotes®	—	—	—	—	3,005	0.00%
Total Debt	$835,000	$637,937	$197,063	$637,937	$530,675	3.15%

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.
(4)
As of June 30, 2022, the fair value of the 2026 Unsecured Notes was approximately $123,996.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2022 and December 31, 2021, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of June 30, 2022 and December 31, 2021, deferred financing costs related to the SPV Asset Facility were $2,416 and $2,718, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

SMBC Corporate Revolving Facility

On October 27, 2021, the Company entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $350,000, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR or adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. The Company pays unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of June 30, 2022 and December 31, 2021, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,505 and $2,569, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of June 30, 2022 and December 31, 2021, deferred financing costs related to the 2023 Unsecured Notes were $294 and $429, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of June 30, 2022 and December 31, 2021, deferred financing costs related to the 2026 Unsecured Notes were $1,039 and $1,181, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, Ally Corporate Revolving Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes® were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Borrowing interest expense	$5,889	$3,891	$10,700	$7,537
Unused facility fees	249	298	480	485
Amortization of financing costs	433	405	862	766
Total interest and credit facility expenses	$6,571	$4,594	$12,042	$8,788
Weighted average outstanding balance	660,005	505,195	649,364	496,040

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of June 30, 2022 and December 31, 2021, $0 and $210, respectively, has been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the three months ended June 30, 2022 and 2021 the Company’s average USD notional exposure to foreign currency forward contracts was $98,293 and $54,113, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2022	Wells Fargo Bank, N.A.	$7,499	$(427)	$7,072	$—	$7,072
December 31, 2021	Wells Fargo Bank, N.A.	$2,115	$(631)	$1,484	$210	$1,484

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Net realized gain (loss) on foreign currency forward contracts	$-	$—	$24	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	5,492	(259)	5,587	436
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$5,492	$(259)	$5,611	$436

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022 and December 31, 2021, the Company had aggregated unfunded commitments totaling $197,357 and $195,622 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	$2,800	—	—
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	1,020	—	—
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2023	2,279	8/2/2023	$2,564
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	738	8/2/2027	738
Advanced Diabetes Supply (5)	Revolver	12/30/2027	350	—	—
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Ameda, Inc. (5)	Revolver	9/29/2022	113	9/29/2022	113
Apps Associates LLC (7)	Delayed Draw Term Loan	7/2/2023	900	7/2/2023	1,800
Apps Associates LLC (5)	Revolver	7/2/2027	720	7/2/2027	800
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	10/14/2023	1,373	10/14/2023	2,028
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Auto-Vehicle Parts, LLC	Revolver	—	—	1/3/2023	600
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	—	—
Auveco Holdings (5)	Revolver	5/5/2028	450	—	—
Banker's Toolbox, Inc. (7)	Delayed Draw Term Loan	7/27/2023	6,710	7/27/2023	6,711
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	150	10/5/2024	150
BioAgilytix (7)	Delayed Draw Term Loan	12/21/2023	2,543	12/21/2023	2,543
C-4 Analytics, LLC (5)	Revolver	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC (5)	Revolver	4/11/2024	550	4/11/2024	550
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,974	12/9/2025	1,974
Cerity Partners LLC (5)	Revolver	12/31/2025	117	—	—
Claritas, LLC	Revolver	—	—	12/21/2023	278
Claritas, LLC (5)	Delayed Draw Term Loan	9/30/2023	2,450	—	—
Claritas, LLC (5)	Revolver	3/31/2026	1,950	—	—
Consolidated Label Co., LLC (5)	Revolver	7/15/2026	650	7/15/2026	650
CRA MSO, LLC (5)	Revolver	12/17/2023	92	12/17/2023	140
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	480	12/10/2022	532
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	151	12/10/2022	167
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,450	11/30/2027	1,450
Effective School Solutions LLC (7)	Delayed Draw Term Loan	11/30/2023	2,200	11/30/2023	2,200
EMS Buyer, Inc. (5)	Revolver	11/23/2027	550	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	1,944	12/31/2025	2,169
Eshipping (7)	Delayed Draw Term Loan	11/5/2023	1,850	11/5/2023	1,850
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	953
Everlast Parent Inc. (5)	Revolver	10/30/2026	1,611	10/30/2026	1,611
Evolution BuyerCo, Inc.	Revolver	4/30/2027	729	4/30/2027	729
Evolution BuyerCo, Inc. (7)	Delayed Draw Term Loan	4/30/2023	1,072	4/30/2023	1,072
FS Whitewater Borrower, LLC (6)	Delayed Draw Term Loan	12/21/2022	1,265	12/21/2022	1,724
FS Whitewater Borrower, LLC	Delayed Draw Term Loan	12/21/2027	—	12/21/2023	435
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	514	12/21/2027	690
Galway Borrower, LLC (5)	Delayed Draw Term Loan	9/30/2023	1,368	9/30/2023	1,945
Galway Borrower, LLC (5)	Revolver	9/30/2027	926	9/30/2027	926

		As of June 30, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
GrapeTree Medical Staffing, LLC	Delayed Draw Term Loan	—	—	3/31/2022	2,750
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,875	5/4/2027	1,875
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2023	5,542	5/4/2023	5,542
Granicus, Inc. (5)	Revolver	1/29/2027	805	1/29/2027	805
Granicus, Inc. (7)	Delayed Draw Term Loan	4/23/2023	3,135	4/23/2023	3,135
Great Lakes Dental Partners, LLC (7)	Delayed Draw Term Loan	6/23/2023	850	6/23/2023	850
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	140	6/23/2026	190
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	1,150	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	182	8/18/2024	152
Hercules Borrower LLC (5)	Revolver	12/15/2026	1,985	12/15/2026	2,222
Hercules Borrower LLC (7)	Delayed Draw Term Loan	9/10/2023	1,334	9/10/2023	2,252
HGH Purchaser, Inc.	Delayed Draw Term Loan	—	—	2/10/2023	557
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	249	11/3/2025	733
Homecare Partners Management, LLC	Revolver	5/25/2023	—	5/25/2027	807
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	370	12/9/2026	624
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	488	1/31/2026	750
HS Spa Holdings Inc. (5)	Revolver	6/2/2028	1,511	—	—
Infobase (7)	Delayed Draw Term Loan	6/14/2024	1,850	—	—
Infobase (5)	Revolver	6/14/2028	1,450	—	—
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Integro Parent, Inc. (7)	Delayed Draw Term Loan	5/10/2023	22	—	—
ISS Compressors Industries, Inc.	Revolver	—	—	2/5/2026	833
IvyRehab Intermediate II, LLC	Revolver	—	—	12/4/2024	370
IvyRehab Intermediate II, LLC	Delayed Draw Term Loan	—	—	9/13/2023	1,351
Jordan Bidco, Ltd.	Delayed Draw Term Loan	8/31/2024	3,726	8/31/2024	4,132
Jordan Bidco, Ltd.	Revolver	—	—	2/28/2028	964
JTM Foods LLC (5)	Revolver	5/14/2027	320	5/14/2027	480
JTM Foods LLC (5)	Delayed Draw Term Loan	11/14/2022	750	11/14/2022	750
Kestrel Parent, LLC (4)	Revolver	11/13/2023	871	11/13/2023	871
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	3,550	—	—
King Mid LLC (5)	Revolver	12/15/2027	300	—	—
Learn-It Systems, LLC (5)	Revolver	3/18/2025	270	3/18/2025	270
Learn-It Systems, LLC	Delayed Draw Term Loan	—	—	3/18/2022	42
Learn-It Systems, LLC (6)	Delayed Draw Term Loan	5/4/2023	1,451	5/4/2023	1,924
Ranger Buyer, Inc. (5)	Revolver	11/18/2027	884	11/18/2027	884
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	770	2/3/2026	770
Lightspeed Buyer, Inc. (7)	Delayed Draw Term Loan	2/28/2023	5,100	2/28/2023	5,100
Lion Cashmere Bidco Limited	Revolver	—	—	2/23/2026	1,989
Lion Cashmere Bidco Limited (8)	Delayed Draw Term Loan	9/23/2024	2,895	9/23/2024	3,137
List Partners, Inc. (5)	Revolver	1/5/2023	450	1/5/2023	450
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2024	5,222	—	—
Mario Purchaser, LLC (5)	Revolver	4/26/2028	1,044	—	—
MHS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/21/2027	—	7/21/2023	95
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	150	7/21/2027	150
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
MWD Management LLC (7)	Delayed Draw Term Loan	6/15/2024	4,500	—	—
MWD Management LLC (5)	Revolver	6/15/2027	1,200	—	—
New Era Technology, Inc. (5)	Revolver	10/31/2026	178	10/31/2026	152
New Era Technology, Inc.	Delayed Draw Term Loan	10/31/2026	—	10/31/2022	673
New Era Technology, Inc. (7)	Delayed Draw Term Loan	10/31/2026	4,844	—	—
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	800	5/11/2027	100
Nurture Landscapes (10)	Delayed Draw Term Loan	6/2/2028	8,968	6/2/2028	11,411
Odessa Technologies, Inc. (7)	Delayed Draw Term Loan	10/19/2023	1,786	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	5/31/2023	510	5/31/2023	510
Ontario Systems, LLC (5)	Revolver	8/30/2025	388	8/30/2025	500
Ontario Systems, LLC	Delayed Draw Term Loan	8/30/2025	—	8/19/2023	213
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	8/10/2023	900	8/10/2023	900
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	325	8/10/2027	408
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,770
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	10/14/2023	1,321	10/14/2023	2,594
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	1,404	—	—
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	2,818	—	—
Pharmalogics Recruiting, LLC	Delayed Draw Term Loan	—	—	9/27/2023	4,644
Pilot Air Freight, LLC	Revolver	—	—	7/25/2024	100
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	—	—	1/17/2022	457
Pinnacle Treatment Centers, Inc. (5)	Revolver	12/31/2022	257	12/31/2022	571
Plasma Buyer LLC (7)	Delayed Draw Term Loan	5/12/2024	1,892	—	—
Plasma Buyer LLC (5)	Revolver	5/12/2029	811	—	—

		As of June 30, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Potter Electric Signal Company (5)	Revolver	12/19/2024	228	12/19/2024	462
Premier Dental Care Management, LLC (7)	Delayed Draw Term Loan	8/5/2023	2,090	8/5/2023	3,784
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,508	8/5/2027	1,266
Prism Bidco, Inc. (5)	Revolver	6/25/2026	833	6/25/2026	833
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	9/1/2023	3,425	9/1/2023	3,486
PT Network, LLC	Revolver	—	—	11/30/2023	280
Pye-Barker Fire & Safety, LLC (7)	Delayed Draw Term Loan	11/26/2023	735	11/26/2023	1,401
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	1,531	11/26/2027	1,531
Pye-Barker Fire & Safety, LLC (7)	Delayed Draw Term Loan	6/15/2024	2,358	—	—
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	300	10/1/2024	300
Ruffalo Noel Levitz, LLC (5)	Revolver	5/29/2024	150	5/29/2022	300
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	420	6/14/2025	600
Saturn Borrower Inc	Revolver	—	—	9/30/2026	605
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	867	12/20/2026	1,300
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Service Logic Acquisition, Inc. (12)	Delayed Draw Term Loan	10/30/2022	389	10/30/2022	389
Slickdeals Holdings, LLC (4)	Revolver	6/12/2023	727	6/12/2023	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Smile Doctors LLC (7)	Delayed Draw Term Loan	12/23/2023	2,572	12/23/2023	1,654
Smile Doctors LLC (5)	Revolver	12/23/2027	1,050	12/23/2027	1,201
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	—	—
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	—	—
Spear Education	Delayed Draw Term Loan	—	—	2/26/2022	3,125
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2023	3,774	12/30/2023	3,774
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,887	12/30/2026	1,887
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	585	—	—
Sun Acquirer Corp.	Delayed Draw Term Loan	9/8/2027	—	9/8/2023	4,466
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,630	9/8/2027	1,812
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	602	9/22/2026	967
Teal Acquisition Co., Inc (7)	Delayed Draw Term Loan	9/22/2026	1,642	9/22/2026	1,642
The Hilb Group, LLC (5)	Revolver	12/2/2025	340	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	143	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	12/10/2023	3,733	12/10/2023	4,413
The Hilb Group, LLC (5)	Revolver	12/2/2025	113	12/2/2025	113
Transportation Insight, LLC (5)	Revolver	12/3/2024	750	12/3/2024	750
Tranzonic (5)	Revolver	3/27/2023	394	3/27/2023	356
Unifeye Vision Partners (5)	Revolver	9/13/2025	1,247	9/13/2025	1,700
Unifeye Vision Partners (6)	Delayed Draw Term Loan	9/7/2023	3,971	9/7/2023	4,286
United Flow Technologies (7)	Delayed Draw Term Loan	10/29/2023	626	10/29/2023	3,750
United Flow Technologies (5)	Revolver	10/29/2027	1,600	10/29/2027	1,600
UP Acquisition Corp. (5)	Revolver	5/23/2024	807	5/23/2024	807
VetStrategy	Delayed Draw Term Loan	—	—	1/31/2022	419
Vital Care Buyer, LLC (5)	Revolver	10/19/2025	1,852	10/19/2025	2,222
WhiteHawk III Onshore Fund L.P.	Partnership Interest	7/5/2024	1,752	7/5/2024	4,208
Winxnet Holdings LLC (5)	Revolver	6/29/2023	163	6/29/2023	400
Winxnet Holdings LLC	Revolver	—	—	6/29/2023	250
Total			$197,357		$195,622

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2022 and December 31, 2021.
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

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
May 3, 2022	June 30, 2022	July 15, 2022	$0.41
February 18, 2022	March 31, 2022	April 15, 2022	$0.41
November 5, 2021	September 2, 2022	September 15, 2022	$0.05
November 5, 2021	June 3, 2022	June 15, 2022	$0.05
November 5, 2021	March 4, 2022	March 15, 2022	$0.05
November 5, 2021	December 3, 2021	December 15, 2021	$0.05
November 5, 2021	December 31, 2021	January 17, 2022	$0.41
August 6, 2021	September 30, 2021	October 15, 2021	$0.41
May 10, 2021	June 30, 2021	July 15, 2021	$0.41

At June 30, 2022 and December 31, 2021, Crescent, Sun Life and other related parties owned 6.62% and 5.10%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2022 and December 31, 2021, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Net increase (decrease) in net assets resulting from operations	$(890)	$32,584	$15,319	$54,119
Weighted average common shares outstanding	30,887,360	28,167,360	30,887,360	28,167,360
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$(0.03)	$1.16	$0.50	$1.92

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of June 30, 2022	As of December 31, 2021
Tax Cost		$1,298,240	$1,260,862
Gross Unrealized Appreciation		$19,535	$34,877
Gross Unrealized Depreciation		(32,495)	(25,373)
	Net Unrealized Investment Appreciation (Depreciation)	$(12,960)	$9,504

The Company recognized the following income taxes related to Taxable Subsidiary and excise taxes related to the Company’s status as a RIC:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Income taxes	$47	$-	$111	$(51)
Excise taxes	212	1,103	303	1,284
Income and excise taxes	$259	$1,103	$414	$1,233

As of June 30, 2022 and December 31, 2021, $392 and $1,733 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Benefit (provision) for taxes on realized gain on investments	$-	$(372)	$(217)	$(372)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(24)	209	172	60
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(24)	$(163)	$(45)	$(312)

As of June 30, 2022 and December 31, 2021, $43 and $42, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of June 30, 2022 and December 31, 2021, $784 and $956, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the six months ended June 30,
	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$21.12	$19.88
Net investment income after tax	0.90	0.80
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(0.40)	1.12
Net increase (decrease) in net assets resulting from operations	0.50	1.92
Effects of rounding	(0.01)	-
Distributions declared from net investment income(2)	(0.92)	(0.82)
Total increase (decrease) in net assets	(0.43)	1.10
Net asset value, end of period	$20.69	$20.98
Shares outstanding, end of period	30,887,360	28,167,360
Market value, end of period	$15.50	$18.76
Weighted average shares outstanding	30,887,360	28,167,360
Total return based on market value (3)	-6.98%	34.71%
Total return based on net asset value (4)	2.32%	9.66%
Ratio/Supplemental Data:
Net assets, end of period	$639,188	$591,022
Ratio of total net expenses to average net assets(5)(6)	7.92%	7.72%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.33%	2.73%
Ratio of net investment income before taxes to average net assets (6)	8.73%	8.31%
Ratio of interest and credit facility expenses to average net assets(6)	3.74%	3.09%
Ratio of net incentive fees to average net assets(6)	0.85%	1.90%
Ratio of portfolio turnover to average investments at fair value(7)	11.45%	17.55%
Asset coverage ratio	196%	214%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP and WhiteHawk III Onshore Fund LP. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 7.99% and 7.73% for the six months ended June 30, 2022 and 2021, respectively.
(6)
Annualized.
(7)
Not annualized.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2022 and for the six months ended June 30, 2022.

On August 5, 2022, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on October 17, 2022 to stockholders of record as of September 30, 2022.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2022		As of December 31, 2021
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$335.3	26.1%	$329.9	26.0%
Unitranche First Lien	782.9	60.8	731.0	57.5
Unitranche First Lien - Last Out	14.0	1.1	13.7	1.1
Senior Secured Second Lien	59.9	4.7	72.7	5.7
Unsecured Debt	3.8	0.3	5.6	0.4
Equity & Other	51.4	4.0	59.5	4.7
LLC/LP Equity Interests	38.0	3.0	58.0	4.6
Total investments	$1,285.3	100.0%	$1,270.4	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
New investments at cost:
Senior Secured First Lien	$34.9	$55.8	$44.3	$64.6
Unitranche First Lien	68.5	61.6	118.5	138.1
Unitranche First Lien - Last Out	4.0	—	4.0	—
Senior Secured Second Lien	—	—	—	—
Unsecured Debt	—	0.4	—	2.3
Equity & Other	3.1	1.0	3.1	2.0
LLC/LP Equity Interests	1.9	2.2	2.4	2.2
Total	$112.4	$121.0	$172.3	$209.2
Proceeds from investments sold or repaid:
Senior Secured First Lien	$20.7	$51.9	$37.5	$72.3
Unitranche First Lien	55.1	36.8	58.9	62.8
Unitranche First Lien - Last Out	1.6	—	3.9	—
Senior Secured Second Lien	—	16.6	9.3	41.5
Unsecured Debt	—	—	1.9	—
Equity & Other	0.1	3.6	14.0	7.7
LLC/LP Equity Interests	19.6	0.7	20.9	2.5
Total	$97.1	$109.6	$146.4	$186.8
Net increase (decrease) in portfolio	$15.3	$11.4	$25.9	$22.4

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2022	As of December 31, 2021
Weighted average yield on income producing securities (at cost) (1)	8.3%	7.5%
Percentage of debt bearing a floating rate (at fair value)	98.7%	98.5%
Percentage of debt bearing a fixed rate (at fair value)	1.3%	1.5%
Number of portfolio companies	137	134
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of June 30, 2022				As of December 31, 2021
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,193.2	98.7%	$1,182.7	98.9%	$1,129.6	98.4%	$1,138.7	98.8%
Non-Accrual	16.0	1.3%	13.1	1.1%	18.9	1.6%	14.1	1.2%
Total	$1,209.2	100.0%	$1,195.8	100.0%	$1,148.5	100.0%	$1,152.8	100.0%

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

As of June 30, 2022, we had six investments across three portfolio companies on non-accrual status, which represented 1.3% and 1.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, we had five investments across three portfolio companies on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2022 and December 31, 2021.

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

($ in millions)	As of June 30, 2022		As of December 31, 2021
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	—	—%	—	—%
2	1,148.5	89.4	1,155.8	91.0
3	123.7	9.6	100.5	7.9
4	9.0	0.7	14.1	1.1
5	4.1	0.3	—	—
Total	1,285.3	100.0%	1,270.4	100.0%

RESULTS OF OPERATIONS

Summary Statement of Operations

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Total investment income	$26.7	$23.8	$53.2	$44.4
Total net expenses	11.2	12.8	25.5	22.0
Net investment income	$15.5	$11.0	$27.7	$22.4
Net realized gain (loss) on investments and forward contracts	(1.8)	2.6	6.8	4.4
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(14.6)	19.2	(19.1)	27.6
Net realized and unrealized gains (losses)	$(16.4)	$21.8	$(12.3)	$32.0
Benefit/(Provision) for taxes on realized and unrealized appreciation (depreciation) on investments	0.0	(0.2)	(0.1)	(0.3)
Net increase (decrease) in net assets resulting from operations	$(0.9)	$32.6	$15.3	$54.1

Investment Income

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest from investments	$24.4	$21.5	$48.5	$40.8
Dividend Income	2.1	2.1	4.4	3.3
Other Income	0.2	0.2	0.3	0.3
Total investment income	$26.7	$23.8	$53.2	$44.4

Interest income, which includes amortization of upfront fees, increased from $21.5 million for the three months ended June 30, 2021 to $24.4 million for the three months ended June 30, 2022, due to an expansion of the income-producing investment portfolio and a rise in benchmark rates. Included in interest from investments for the three months ended June 30, 2022 and 2021 are $1.5 million and $2.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income was $2.1 million for both three month periods presented. Other income, which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities, was $0.2 million for both three month periods presented.

Interest income, which includes amortization of upfront fees, increased from $40.8 million, for the six months ended June 30, 2021, to $48.5 million for the six months ended June 30, 2022, due to an expansion of the income-producing investment portfolio and a rise in benchmark rates. Included in interest from investments for the six months ended June 30, 2022 and 2021 are $1.8 million and $3.1 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $3.3 million for the six months ended June 30, 2021 to $4.4 million for the three months ended June 30, 2022 due to one-time dividend distributions from two portfolio companies. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities was $0.3 million for both six month periods presented.

Expenses

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest and other debt financing costs	$6.6	$4.6	$12.0	$8.8
Management fees	4.1	3.3	8.1	6.6
Income based incentive fees	2.6	2.6	5.3	4.9
Capital gains based incentive fees	(2.9)	3.8	(2.1)	5.4
Professional fees	0.3	0.5	0.7	1.0
Directors’ fees	0.1	0.1	0.2	0.2
Other general and administrative expenses	0.6	0.7	1.4	1.4
Total expenses	$11.4	$15.6	$25.6	$28.3
Management fee waiver	(0.1)	(1.3)	(0.1)	(2.6)
Income based incentive fees waiver	(0.4)	(2.6)	(0.4)	(4.9)
Net expenses	$10.9	$11.7	$25.1	$20.8
Income and excise taxes	0.3	1.1	0.4	1.2
Total	$11.2	$12.8	$25.5	$22.0

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended June 30, 2022 and 2021 interest and other debt financing costs were $6.6 million and $4.6 million, respectively. For the six months ended June 30, 2022 and 2021 interest and other debt financing costs were $12.0 million and $8.8 million, respectively. The increase for both periods was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended June 30, 2022 and 2021, we incurred management fees of $4.1 million and $3.3 million, respectively, which are net of waived amounts of $0.1 million and $1.3 million, respectively. For the six months ended June 30, 2022 and 2021, we incurred management fees of $8.1 million and $6.6 million, respectively, which are net of waived amounts of $0.1 million and $2.6 million, respectively. The increase in net management fees was driven by growing assets under management and the expiration of the management fee waiver on July 31, 2021.

Incentive Fees

For the three months ended June 30, 2022 and 2021, we incurred income based incentive fees of $2.6 million and $2.6 million, of which $0.4 million and $2.6 million, respectively, were waived. For the six months ended June 30, 2022 and 2021, we incurred income based incentive fees of $5.3 million and $4.9 million, of which $0.4 million and $4.9 million, respectively, were waived. The increase in net incentive fees was driven by growing investment income and the expiration of the income based incentive fee waiver on July 31, 2021.

For the three months ended June 30, 2022 and 2021 we (reversed) accrued $(2.9) million and $3.8 million, respectively, of capital gains based incentive fees. For the six months ended June 30, 2022 and 2021 we (reversed) accrued $(2.1) million and $5.4 million, respectively, of capital gains based incentive fees. As of June 30, 2022 and December 31, 2021, $4.2 million and $6.3 million, respectively, was accrued and unpaid. The fluctuation in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the three months ended June 30, 2022 and 2021, professional fees were $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021, professional fees were $0.7 million and $1.0 million, respectively.

For the three months ended June 30, 2022 and 2021, other general and administrative expenses were $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2022 and 2021, other general and administrative expenses were $1.4 million and $1.4 million, respectively.

Income and Excise Taxes

For the three months ended June 30, 2022 and 2021, we expensed income and excise taxes of $0.3 million and $1.1 million. For the six months ended June 30, 2022 and 2021, we expensed income and excise taxes of $0.4 million and $1.2 million. The increase in the comparative periods' income and excise tax was attributable to taxes due on allocated taxable income from an equity investment held in a blocker.

Net Investment Income

For the three months ended June 30, 2022 and 2021, GAAP net investment income was $15.5 million or $0.50 per share and $11.0 million or $0.39 per share, respectively. For the six months ended June 30, 2022 and 2021, GAAP net investment income was $27.7 million or $0.90 per share and $22.4 million or $0.80 per share, respectively. The increase in the per share net investment income was due to a reversal of previously recorded capital gains incentive fees.

For the three months ended June 30, 2022 and 2021, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”), was $12.7 million or $0.41 per share and $14.8 million or $0.53 per share, respectively. For the six months ended June 30, 2022 and 2021, Adjusted Net Investment Income was $25.6 million or $0.83 per share and $27.8 million or $0.99 per share, respectively. The decrease in the per share Adjusted Net Investment Income was due to the expiration of management fee and income based incentive fee waivers on July 31, 2021.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the three months ended June 30,				For the six months ended June 30,
	2022		2021		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
GAAP net investment income	$15.5	$0.50	$11.0	$0.39	$27.7	$0.90	$22.4	$0.80
Capital gains based incentive fee	(2.8)	(0.09)	3.8	0.14	(2.1)	(0.07)	5.4	0.19
Adjusted Net Investment Income	$12.7	$0.41	$14.8	$0.53	$25.6	$0.83	$27.8	$0.99

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Realized losses on non-controlled and non-affiliated investments	$—	$(0.1)	$—	$(0.1)
Realized gains on non-controlled and non-affiliated investments	—	2.6	1.3	4.4
Realized losses on non-controlled and affiliated investments	—	—	—	—
Realized gains on non-controlled and affiliated investments	—	—	7.1	—
Realized losses on controlled investments	(1.7)	—	(1.7)	—
Realized gains on controlled investments	—	—	—	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	—	—	—	—
Realized losses on foreign currency transactions	(0.1)	0.1	(0.1)	0.3
Realized gains on foreign currency transactions	—	—	0.2	(0.2)
Net realized gains (losses) on investments	$(1.8)	$2.6	$6.8	$4.4
Change in unrealized depreciation on non-controlled and non-affiliated investments	(22.6)	(7.1)	(27.0)	(10.0)
Change in unrealized appreciation on non-controlled and non-affiliated investments	4.5	9.8	8.0	20.3
Change in unrealized depreciation on foreign currency translation	0.2	—	0.2	—
Change in unrealized appreciation on foreign currency translation	—	—	—	—
Change in unrealized depreciation on non-controlled and affiliated investments	(2.2)	—	(4.8)	(1.6)
Change in unrealized appreciation on non-controlled and affiliated investments	0.7	16.1	0.3	17.3
Change in unrealized depreciation on controlled and affiliated investments	(0.9)	—	(1.6)	—
Change in unrealized appreciation on controlled and affiliated investments	0.2	0.6	0.2	1.2
Change in unrealized depreciation on foreign currency forwards	—	1.0	—	0.7
Change in unrealized appreciation on foreign currency forwards	5.5	(1.2)	5.6	(0.3)
Net unrealized appreciation (depreciation) on investments	(14.6)	19.2	(19.1)	27.6
Net realized and unrealized gains (losses) on investments and asset acquisition	(16.4)	21.8	(12.3)	32.0

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

During the six months ended June 30, 2022 and 2021, our average U.S. Dollar notional exposure to foreign currency forward contracts were $98.3 million and $54.1 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Adviser); (3) debt service, repayment, and other financing costs; and (4) cash distributions to the holders of our common stock. We expect to generate additional liquidity from (1) future offerings of securities, (2) future borrowings and (3) cash flows from operations, including investment sales and repayments as well as income earned on investments.

As of June 30, 2022, we had $18.9 million in cash and cash equivalents and restricted cash and cash equivalents and $227.5 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of June 30, 2022, the undrawn capacity under our facilities was in excess of our unfunded commitments.

As of June 30, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2022. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

There were no equity issuances of our common stock during the six months ended June 30, 2022. During the year ended December 31, 2021, we issued 2,720,000 shares of our common stock for total proceeds of $58.0 million in connection with the equity offering on November 18, 2021.

Debt

($ in millions)	June 30, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$225.2	$124.8	$225.2	$246.0	4.63%
SMBC Corporate Revolving Facility	350.0	247.3	102.7	247.3	218.4	3.43%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	135.0	4.21%
Total Debt	$885.0	$657.5	$227.5	$657.5	$649.4	4.23%

($ in millions)	December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$249.5	$100.5	$249.5	$269.8	2.53%
SMBC Corporate Revolving Facility	300.0	203.4	96.6	203.4	25.0	2.39%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	99.7	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83.2	0.00%
InterNotes®	—	—	—	—	3.0	0.00%
Total Debt	$835.0	$637.9	$197.1	$637.9	$530.7	3.15%

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

SMBC Corporate Revolving Facility

On October 27, 2021, we entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as Administrative Agent, Collateral Agent and Lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $350.0 million, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at LIBOR or adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. We pay unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Ally Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® is presented below:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Borrowing interest expense	$6.0	$3.9	$10.7	$7.5
Unused facility fees	0.2	0.3	0.5	0.5
Amortization of financing costs	0.4	0.4	0.8	0.8
Total interest and credit facility expenses	$6.6	$4.6	$12.0	$8.8
Weighted average outstanding balance	660.0	505.1	649.4	496.0

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

As of June 30, 2022 and December 31, 2021, our asset coverage ratio was 196% and 201%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022 and December 31, 2021, we had aggregate unfunded commitments totaling $197.4 million and $195.6 million, respectively.

RECENT DEVELOPMENTS

On August 5, 2022, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on October 17, 2022 to stockholders of record as of September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board's valuation designee, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2. Summary of Significant Account Policies to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of June 30, 2022, 98.7% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 300 basis points	$36.3	$14.2	$22.1
Up 200 basis points	24.2	9.5	14.7
Up 100 basis points	12.1	4.7	7.4
Down 100 basis points	(12.1)	(4.7)	(7.4)
Down 200 basis points	(17.2)	(9.5)	(7.7)
Down 300 basis points	(17.6)	(10.8)	(6.8)
(1)
Excludes the impact of income incentive fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on the income incentive fees.

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2022, we had £23.0 million, €17.8 million, CAD $30.7 million, and AUD $29.3 notional exposure to foreign currency forward contracts related to investments totaling £23.0 million, €18.3 million, CAD $30.8 million, and AUD $30.0 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

A further increase in interest rates during this period of rising interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.

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

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In this period of rising interest rates, our cost of funds may further increase, which could reduce our net investment income.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, any further increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income, which could make it easier for us to meet or exceed the Hurdle Amount and, as a result, increase the in incentive fees payable to the Adviser.

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

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our shares and distributions therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Crescent Capital BDC, Inc.

Date: August 10, 2022	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 10, 2022	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer