Form 10-Q/A
period 2022-06-30
Crescent Capital BDC, Inc.
filed 2022-10-12
CIK 1633336

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 10, 2022 was 30,887,360

EXPLANATORY NOTE:

The registrant’s Form 10-Q filed with the SEC on August 10, 2022 did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2022 is to add inline XBRL tagging to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

21.1	Subsidiaries of Crescent Capital BDC Inc. (incorporated by reference to Exhibit 21.1 to the Company’s current report on Form 10-K filed on February 23, 2022).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: October 12, 2022	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: October 12, 2022	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer