Form 10-Q
period 2022-09-30
Crescent Capital BDC, Inc.
filed 2022-11-09
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 9, 2022 was 30,887,360

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•
the market price of our common stock may fluctuate significantly;

•
the recently announced acquisition of First Eagle Alternative Capital BDC, Inc. (“FCRD”); by the Company (the “FCRD Acquisition”);
•
the outcome and impact of any litigation relating to the FCRD Acquisition;
•
the likelihood that the FCRD Acquisition is completed and the anticipated timing of its completion;
•
the ability of our business and FCRD’s business to successfully integrate if the FCRD Acquisition is completed; and
•
any impact to our performance in the periods prior to and following the completion of the FCRD Acquisition.

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable1 law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,242,938 and $1,150,173, respectively)	$1,224,191	$1,165,897
Non-controlled affiliated (cost of $48,920 and $41,242, respectively)	48,923	51,701
Controlled (cost of $22,837 and $53,431, respectively)	19,759	52,768
Cash and cash equivalents	12,742	10,069
Restricted cash and cash equivalents	9,411	13,457
Unrealized appreciation on foreign currency forward contracts	12,796	2,115
Interest and dividend receivable	8,340	6,763
Deferred tax assets	99	42
Receivable for investments sold	43	14,871
Other assets	2,954	126

Total assets	$1,339,258	$1,317,809

Liabilities
Debt (net of deferred financing costs of $5,818 and $6,897)	$686,145	$631,040
Distributions payable	12,664	12,664
Interest and other debt financing costs payable	5,139	5,513
Management fees payable	4,082	3,830
Incentive fees payable	3,744	6,924
Deferred tax liabilities	1,033	956
Directors’ fees payable	148	114
Unrealized depreciation on foreign currency forward contracts	25	631
Accrued expenses and other liabilities	3,676	3,852

Total liabilities	$716,656	$665,524

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$-	$-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 30,887,360 shares issued and outstanding, respectively)	31	31
Paid-in capital in excess of par value	666,162	666,162
Accumulated earnings (loss)	(43,591)	(13,908)
Total net assets	$622,602	$652,285
Total liabilities and net assets	$1,339,258	$1,317,809
Net asset value per share	$20.16	$21.12

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$26,047	$22,232	$70,490	$60,570
Paid-in-kind interest	401	184	1,091	966
Dividend income	18	1,373	33	1,427
Other income	174	254	434	577
From non-controlled affiliated investments:
Interest income	374	305	993	904
Paid-in-kind interest	15	139	2,054	1,168
Dividend income	400	291	3,671	2,134
From controlled investments:
Interest income	192	-	558	-
Paid-in-kind interest	187	-	538	-
Dividend income	1,180	700	2,280	2,100
Total investment income	28,988	25,478	82,142	69,846

Expenses:
Interest and other debt financing costs	8,651	5,695	20,693	14,482
Management fees	4,144	3,531	12,235	10,082
Income based incentive fees	2,717	2,663	8,039	7,528
Capital gains based incentive fees	(3,103)	757	(5,252)	6,150
Professional fees	306	522	1,014	1,516
Directors’ fees	142	127	373	361
Other general and administrative expenses	635	692	2,001	2,076
Total expenses	13,492	13,987	39,103	42,195
Management fees waiver	(62)	(476)	(175)	(3,096)
Income based incentive fees waiver	(45)	(931)	(474)	(5,796)
Net expenses	13,385	12,580	38,454	33,303
Net investment income before taxes	15,603	12,898	43,688	36,543
(Benefit) provision for income and excise taxes	(350)	170	64	1,403
Net investment income	15,953	12,728	43,624	35,140
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(1,285)	280	21	4,497
Non-controlled affiliated investments	-	27,513	7,113	27,513
Controlled investments	(770)	-	(2,451)	-
Foreign currency transactions	(73)	80	(6)	359
Foreign currency forward contracts	-	(56)	24	(193)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(14,413)	2,897	(33,152)	13,336
Non-controlled affiliated investments	(5,916)	(28,198)	(10,456)	(12,583)
Controlled investments	(972)	302	(2,415)	1,472
Foreign currency forward contracts	5,699	1,523	11,286	1,959

Net realized and unrealized gains (losses) on investments	(17,730)	4,341	(30,036)	36,360
Benefit (provision) for taxes on realized gain on investments	(409)	2	(626)	(370)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(192)	(392)	(20)	(332)
Net increase (decrease) in net assets resulting from operations	$(2,378)	$16,679	$12,942	$70,798

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$(0.08)	$0.59	$0.42	$2.51
Net investment income per share (basic and diluted):	$0.52	$0.45	$1.41	$1.25
Weighted average shares outstanding (basic and diluted):	30,887,360	28,167,360	30,887,360	28,167,360

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2022	30,887,360	$31	$666,162	$(27,005)	$639,188
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	15,953	15,953
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(2,128)	(2,128)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(15,602)	(15,602)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(409)	(409)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(192)	(192)
Distributions to stockholders	-	-	-	(14,208)	(14,208)
Total increase (decrease) for the three months ended September 30, 2022	-	$-	$-	$(16,586)	$(16,586)
Balance at September 30, 2022	30,887,360	$31	$666,162	$(43,591)	$622,602

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	43,624	43,624
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	4,701	4,701
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(34,737)	(34,737)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(626)	(626)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(20)	(20)
Distributions to stockholders	-	-	-	(42,625)	(42,625)
Total increase (decrease) for the nine months ended September 30, 2022	-	$-	$-	$(29,683)	$(29,683)
Balance at September 30, 2022	30,887,360	$31	$666,162	$(43,591)	$622,602

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2021	28,167,360	$28	$594,658	$(3,664)	$591,022
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	12,728	12,728
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	27,817	27,817
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(23,476)	(23,476)
Provision for taxes on realized gain on investments				2	2
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(392)	(392)
Distributions to stockholders	-	-	-	(11,549)	(11,549)
Total increase (decrease) for the three months ended September 30, 2021	-	$-	$-	$5,130	$5,130
Balance at September 30, 2021	28,167,360	$28	$594,658	$1,466	$596,152

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	35,140	35,140
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	32,176	32,176
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	4,184	4,184
Provision for taxes on realized gain on investments				(370)	(370)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(332)	(332)
Distributions to stockholders	-	-	-	(34,646)	(34,646)
Total increase (decrease) for the nine months ended September 30, 2022	-	$-	$-	$36,152	$36,152
Balance at September 30, 2021	28,167,360	$28	$594,658	$1,466	$596,152

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,942	$70,798

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(262,099)	(367,663)
Paid-in-kind interest income	(3,736)	(2,372)
Proceeds from sales of investments and principal repayments	206,109	309,592
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	(4,683)	(32,652)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	46,023	(2,225)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(11,286)	(1,959)
Amortization of premium and accretion of discount, net	(5,464)	(9,289)
Amortization of deferred financing costs	1,300	1,956
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	14,828	(15,296)
(Increase) decrease in interest receivable	(1,577)	(3,722)
(Increase) decrease in deferred tax asset	(57)	576
(Increase) decrease in other assets	(2,828)	333
Increase (decrease) in management fees payable	252	1,188
Increase (decrease) in incentive fees payable	(3,180)	7,882
Increase (decrease) in directors’ fees payable	34	29
Increase (decrease) in interest and other debt financing costs payable	(374)	(420)
Increase (decrease) in deferred tax liability	77	(245)
Increase (decrease) in accrued expenses and other liabilities	(176)	(382)
Net cash provided by (used for) operating activities	$(13,895)	$(43,871)

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	(221)	(2,186)
Distributions paid	(42,625)	(34,646)
Borrowings on credit facilities	276,979	332,737
Repayments on credit facilities	(221,611)	(365,950)
Issuance of unsecured debt	-	135,000
Repayments on InterNotes ®	-	(16,418)
Net cash provided by (used for) financing activities	12,522	48,537
Effect of exchange rate changes on cash denominated in foreign currency	-	(21)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(1,373)	4,645
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	23,526	14,849
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$22,153	$19,494

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$19,772	$12,325
Cash paid during the period for taxes	$1,974	$-
Accrued but unpaid distributions	$12,664	$11,549

(1)
As of September 30, 2022, the balance included cash and cash equivalents of $12,742 (including cash denominated in foreign currency of $1,462) and restricted cash and cash equivalents of $9,411. As of September 30, 2021, the balance included cash and cash equivalents of $6,467, (including cash denominated in foreign currency of $1,899) and restricted cash and cash equivalents of $13,027 (including cash denominated in foreign currency of $131).

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	—	(8)	(0.0)	(6)
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	7.62%	05/2028	150	144	0.0	145
Auveco Holdings	Unitranche First Lien Term Loan	S + 575 (100 Floor)	7.62%	05/2028	4,040	3,963	0.6	4,010
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	10.42%	01/2027	7,212	7,101	1.1	7,029
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	10.42%	01/2027	2,659	2,637	0.4	2,591
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.56%	09/2028	6,918	6,794	1.1	6,918
Sun Acquirer Corp. (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	8.03%	09/2028	217	187	0.0	217
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.56%	09/2028	12,946	12,719	2.1	12,946
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.56%	09/2028	2,481	2,436	0.4	2,481
					36,623	35,973	5.7	36,331

Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,892	6,830	1.0	6,420
Envocore Holding, LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	7,484	6,599	0.8	4,830
Envocore Holding, LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	833	828	0.1	643
Eshipping	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	8.12%	11/2027	7,366	7,237	1.2	7,366
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(16)	—	—
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(20)	—	—
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	7.26%	07/2028	3,400	3,366	0.5	3,367
Oliver Packaging LLC (4)(5)	Senior Secured First Lien Revolver			07/2028	—	(5)	(0.0)	(5)
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2027	—	(7)	(0.0)	(25)
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	9.42%	08/2027	242	233	0.0	224
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 575 (100 Floor)	9.42%	08/2027	2,030	1,995	0.3	1,958
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	8.87%	12/2025	1,108	1,097	0.2	1,078
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	9.25%	12/2024	171	252	0.0	240

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.86%	12/2025	2,436	2,424	0.4	2,369
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	6.86%	12/2025	464	462	0.1	451
United Flow Technologies	Unitranche First Lien Term Loan	L + 625 (100 Floor)	9.06%	10/2027	8,507	8,358	1.4	8,432
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	9.06%	10/2027	1,194	1,173	0.2	1,183
United Flow Technologies (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.87%	10/2027	3,109	3,055	0.5	3,075
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	—	(27)	(0.0)	(14)
					45,236	43,834	6.7	41,592

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	8.29%	10/2025	290	274	0.0	238
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	8.17%	04/2025	994	993	0.2	955
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	8.17%	04/2025	4,716	4,708	0.7	4,527
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	—	(8)	(0.0)	(3)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	7.82%	07/2026	4,094	4,039	0.7	4,073
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	8.12%	07/2026	3,802	3,743	0.6	3,783
Galway Borrower, LLC	Unitranche First Lien Term Loan	L + 525 (75 Floor)	8.92%	09/2028	13,445	13,235	2.1	12,907
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 525 (75 Floor)	8.92%	09/2028	559	543	0.1	507
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(16)	(0.0)	(25)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	8.32%	05/2027	13,043	12,883	2.0	12,481
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	8.32%	05/2027	208	184	0.0	119
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			05/2027	—	—	(0.0)	(239)
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	8.12%	08/2024	4,108	4,096	0.6	3,952
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	8.12%	08/2024	5,037	5,023	0.8	4,846
Hepaco, LLC (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	8.12%	08/2024	780	779	0.1	745
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	10.67%	12/2026	18,838	18,496	3.1	19,027
Hercules Borrower LLC (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	10.67%	12/2026	237	198	0.0	254
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	9.67%	12/2026	1,022	998	0.2	961

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.67%	12/2026	245	241	0.0	238
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	8.38%	01/2026	3,790	3,745	0.6	3,790
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.38%	01/2026	2,842	2,809	0.5	2,842
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(8)	—	—
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	8.38%	01/2026	248	244	0.0	248
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	7.71%	06/2028	11,272	11,053	1.8	11,165
Infobase (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2028	—	(18)	(0.0)	(18)
Infobase (4)(5)	Senior Secured First Lien Revolver			06/2028	—	(28)	(0.0)	(14)
ISS Compressors Industries, Inc. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	8.66%	02/2026	646	641	0.1	636
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.20%	02/2026	9,395	9,337	1.5	9,288
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.20%	02/2026	333	327	0.1	330
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	245	237	0.0	230
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	737	733	0.1	692
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.50%	07/2027	224	221	0.0	221
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	—	(2)	(0.0)	(1)
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	9.50%	07/2027	1,819	1,788	0.3	1,802
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.13%	05/2027	5,629	5,537	0.9	5,629
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	10.25%	05/2027	590	587	0.1	590
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	9.17%	11/2027	4,931	4,792	0.8	4,844
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	9.17%	11/2027	3,668	3,550	0.6	3,603
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.17%	11/2027	9,847	9,547	1.6	9,674
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	9.17%	11/2027	1,980	1,922	0.3	1,945
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	9.17%	11/2027	2,580	2,544	0.4	2,534
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	L + 550 (75 Floor)	9.14%	11/2027	714	697	0.1	687
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	9.17%	11/2027	921	899	0.1	904
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	L + 550 (75 Floor)	9.17%	11/2024	66	63	0.0	66

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(2)	(0.0)	(2)
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	7.62%	10/2024	2,226	2,206	0.4	2,214
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	10.25%	12/2026	650	633	0.1	650
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 475	7.82%	12/2026	5,000	4,937	0.8	5,000
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	11.31%	10/2028	8,755	8,542	1.4	8,842
Service Logic Acquisition, Inc. (5)	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	11.31%	10/2028	2,043	1,979	0.3	2,073
Spear Education	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	9.42%	02/2025	6,703	6,669	1.0	6,450
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	11.31%	11/2024	5,000	4,956	0.7	4,565
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	9.37%	05/2024	1,167	1,158	0.2	1,077
UP Acquisition Corp. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	9.37%	05/2024	443	434	0.1	346
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	9.37%	05/2024	4,257	4,225	0.6	3,927
					170,139	167,363	26.7	166,175
Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	8.57%	11/2027	7,711	7,577	1.2	7,684
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	8.62%	11/2027	232	207	0.0	227
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(19)	(0.0)	(8)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	9.92%	10/2026	13,783	13,531	2.1	13,369
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	9.54%	10/2026	460	433	0.1	412
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	9.42%	10/2026	3,387	3,315	0.5	3,268
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	9.42%	12/2027	5,134	5,043	0.8	5,081
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.73%	12/2027	1,723	1,708	0.3	1,705
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	9.42%	12/2027	1,712	1,684	0.3	1,695
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	9.39%	12/2027	138	126	0.0	131
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (75 Floor)	8.98%	12/2027	4	(31)	0.0	4
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (75 Floor)	8.35%	11/2025	3,345	3,323	0.5	3,345
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (75 Floor)	8.35%	11/2025	3,322	3,261	0.5	3,323
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	L + 600 (75 Floor)	8.35%	11/2025	938	915	0.2	938

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 600 (75 Floor)	8.35%	11/2025	7,885	7,771	1.3	7,886
HS Spa Holdings Inc. (4)(5)	Unitranche First Lien Revolver			06/2028	—	(29)	(0.0)	(8)
HS Spa Holdings Inc.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	7.51%	06/2029	10,395	10,194	1.7	10,338
HS Spa Holdings Inc. (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5	12.38%	06/2030	1,316	1,284	0.2	1,316
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	7.63%	03/2025	617	604	0.1	566
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.63%	03/2025	2,518	2,481	0.4	2,377
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	8.92%	03/2025	4,260	4,199	0.6	4,021
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.63%	05/2023	1,141	1,126	0.2	995
Mario Purchaser, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	8.88%	04/2029	1,532	1,483	0.2	1,516
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	13.88%	04/2032	2,976	2,866	0.5	2,976
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Revolver			04/2028	—	(20)	(0.0)	(3)
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	8.88%	04/2029	9,887	9,696	1.6	9,857
PPV Intermediate Holdings LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	9.22%	08/2029	60	44	0.0	60
PPV Intermediate Holdings LLC (4)(5)	Unitranche First Lien Revolver			08/2029	—	(5)	—	—
PPV Intermediate Holdings LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.01%	08/2029	2,781	2,729	0.4	2,781
PPV Intermediate Holdings LLC (8)	Unsecured Debt	1300 PIK	13.00%	08/2030	711	694	0.1	711
PPV Intermediate Holdings LLC (4)(5)(8)	Unsecured Debt			08/2030	—	(3)	—	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	9.42%	12/2028	13,142	12,877	2.1	13,142
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	9.42%	12/2028	376	343	0.1	376
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	P + 475 (75 Floor)	11.00%	12/2026	75	42	0.0	75
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 875 (100 Floor)	11.38%	10/2022	400	400	0.1	391
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 875 (100 Floor)	11.38%	10/2022	4,558	4,559	0.7	4,458
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 787.5	11.55%	04/2027	4,833	4,733	0.8	4,833
					111,352	109,141	17.6	109,838
Diversified Financials
Alera Group Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(197)	—	—
Alera Group Inc.	Unitranche First Lien Term Loan	S + 600 (75 Floor)	9.13%	09/2028	5,000	4,901	0.8	5,000
King Mid LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.20%	12/2027	466	432	0.1	466

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	—	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.20%	12/2027	3,450	3,385	0.6	3,450
					8,916	8,518	1.5	8,916
Energy
BJ Services, LLC (10)	Unitranche First Lien - Last Out Term Loan	L + 968.612 (100 Floor)	11.97%	01/2023	5,090	2,866	0.3	2,085
					5,090	2,866	0.3	2,085
Food & Staples Retailing
Isagenix International, LLC (9)(12)	Senior Secured First Lien Term Loan			06/2025	5,470	5,452	0.4	2,373
					5,470	5,452	0.4	2,373
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	8.17%	05/2027	4,987	4,915	0.8	4,987
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	8.17%	05/2027	400	389	0.1	400
JTM Foods LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	8.89%	05/2027	500	494	0.1	500
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	10.51%	10/2024	908	902	0.1	871
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	10.51%	10/2024	2,123	2,107	0.3	2,038
					8,918	8,807	1.4	8,796
Health Care Equipment & Services
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	9.17%	08/2028	667	645	0.1	654
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	—	(12)	(0.0)	(10)
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	9.17%	08/2028	6,940	6,783	1.1	6,905
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.48%	07/2025	3,484	3,457	0.6	3,478
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	8.76%	12/2027	4,975	4,900	0.8	4,965
Advanced Diabetes Supply (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	8.04%	12/2027	263	257	0.0	262
Ameda, Inc.	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	10.15%	10/2022	2,155	2,150	0.3	2,087
Ameda, Inc. (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	10.15%	10/2022	188	187	0.0	178
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	7.87%	10/2027	4,913	4,828	0.8	4,716
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	7.87%	10/2027	2,197	2,178	0.3	2,120
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(12)	(0.0)	(28)
Avalign Technologies, Inc.	Senior Secured First Lien Term Loan	L + 450	7.62%	12/2025	16,536	16,465	2.6	16,205

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(32)	(0.0)	(69)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.19%	12/2025	11,546	11,410	1.8	11,142
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	10.12%	12/2023	1,203	1,197	0.2	1,154
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	10.12%	12/2023	108	107	0.0	100
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	8.88%	11/2027	11,714	11,536	1.8	11,362
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	—	(8)	(0.0)	(17)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	8.88%	11/2027	998	981	0.2	968
Explorer Investor, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2029	—	(139)	(0.0)	(108)
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.03%	06/2029	11,333	10,670	1.7	10,823
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	8.12%	07/2028	19,800	19,633	3.1	19,008
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.15%	05/2024	6,203	6,129	1.0	6,171
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(7)	(0.0)	(3)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.15%	05/2024	4,428	4,367	0.7	4,405
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 625 (100 Floor)	9.37%	06/2026	4,938	4,857	0.8	4,786
Great Lakes Dental Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2026	—	(13)	(0.0)	(26)
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	9.24%	06/2026	300	294	0.0	288
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	9.17%	09/2026	11,368	11,207	1.8	10,942
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(16)	(0.0)	(43)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	9.17%	09/2026	9,379	9,227	1.4	9,027
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	7.82%	05/2027	4,505	4,429	0.7	4,397
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 475 (100 Floor)	11.00%	05/2027	147	129	0.0	120
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	9.42%	05/2027	3,370	3,308	0.5	3,289
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	8.82%	12/2027	1,097	1,097	0.2	1,071
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	10.17%	12/2026	380	370	0.1	374
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	9.31%	12/2026	14,199	13,909	2.2	13,958
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	9.31%	12/2026	2,593	2,536	0.4	2,549

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	9.62%	12/2026	970	935	0.2	942
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	9.57%	12/2026	2,646	2,585	0.4	2,601
Laserway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.23%	10/2027	6,039	5,937	1.0	5,941
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.87%	02/2026	9,750	9,633	1.5	9,504
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	8.87%	02/2026	455	443	0.1	429
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.87%	02/2026	1,766	1,749	0.3	1,721
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	(0.0)	(129)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	9.42%	02/2026	2,723	2,681	0.4	2,654
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	7.73%	06/2027	4,500	4,415	0.7	4,455
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	7.15%	06/2027	5,600	5,492	0.9	5,544
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	8.65%	06/2027	240	217	0.0	228
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	10.87%	11/2026	1,667	1,636	0.2	1,527
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	10.87%	11/2026	7,222	7,094	1.1	6,617
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	S + 700 (100 Floor)	10.13%	05/2023	283	271	0.0	283
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	10.13%	05/2023	6,755	6,661	1.1	6,755
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	10.13%	05/2023	887	869	0.1	887
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	10.13%	09/2025	300	295	0.0	300
Omni Ophthalmic Management Consultants, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2025	—	(15)	—	—
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	9.48%	01/2028	11,269	11,033	1.8	11,269
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(30)	—	—
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	9.48%	01/2028	12,077	11,841	1.9	12,077
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	9.48%	01/2028	1,431	1,397	0.2	1,431
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.56%	12/2022	672	671	0.1	672
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.56%	12/2022	7,991	7,983	1.3	7,991
Pinnacle Treatment Centers, Inc. (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	8.80%	12/2022	357	357	0.1	357
Plasma Buyer LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2029	—	(36)	(0.0)	(15)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plasma Buyer LLC (4)(5)	Unitranche First Lien Revolver			05/2029	—	(15)	(0.0)	(7)
Plasma Buyer LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.30%	05/2029	7,297	7,156	1.2	7,238
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.27%	08/2028	4,333	4,312	0.7	4,269
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(25)	(0.0)	(19)
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.87%	08/2028	9,452	9,289	1.5	9,333
Professional Physical Therapy (9)	Senior Secured First Lien Term Loan			12/2022	9,201	8,907	0.9	5,622
Professional Physical Therapy (5)	Senior Secured First Lien Revolver			12/2022	—	—	—	—
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	8.63%	09/2027	1,010	965	0.2	938
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	8.63%	09/2027	10,395	10,219	1.6	10,226
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 400 (100 Floor)	7.13%	06/2025	120	115	0.0	101
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 400 (100 Floor)	7.70%	06/2025	4,043	4,007	0.6	3,912
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	—	(20)	—	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 650 (100 Floor)	9.19%	07/2026	10,223	10,018	1.7	10,387
Smile Doctors LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	9.42%	12/2028	11,201	11,002	1.8	10,977
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	9.42%	12/2028	1,767	1,746	0.3	1,731
Smile Doctors LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	9.42%	12/2027	293	270	0.0	268
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	8.78%	12/2028	1,066	1,032	0.2	995
Sydney US Buyer Corp. (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	6.50%	07/2029	3,693	3,594	0.6	3,591
Sydney US Buyer Corp. (11)	Unitranche First Lien Term Loan	E + 600	6.00%	07/2029	3,432	3,469	0.5	3,338
Sydney US Buyer Corp. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			07/2029	—	(52)	(0.0)	(54)
Sydney US Buyer Corp. (4)(5)(11)	Senior Secured First Lien Revolver			07/2029	—	(3)	(0.0)	(18)
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	8.42%	09/2025	3,015	2,977	0.5	2,994
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	8.42%	09/2025	680	663	0.1	668
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	8.42%	09/2025	5,252	5,195	0.8	5,215
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	8.42%	09/2025	2,600	2,592	0.4	2,564
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	9.42%	10/2025	6,910	6,831	1.1	6,741

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	—	(24)	(0.0)	(54)
					343,510	337,338	53.3	332,197
Insurance
Comet Acquisition, Inc. (12)	Senior Secured Second Lien Term Loan	L + 750	11.17%	10/2026	1,782	1,780	0.3	1,746
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	9.92%	04/2027	8,229	8,153	1.3	8,135
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(6)	(0.0)	(8)
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	9.92%	04/2028	1,444	1,430	0.2	1,427
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	9.92%	04/2028	1,062	1,039	0.2	1,042
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	7.83%	08/2025	4,978	4,908	0.8	4,816
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	7.83%	08/2025	3,010	2,968	0.5	2,912
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(25)	(0.0)	(46)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	7.83%	08/2025	12,651	12,478	2.0	12,240
Integro Parent, Inc. (11)(12)	Senior Secured First Lien Term Loan	L + 1025 PIK	13.80%	10/2022	55	55	0.0	55
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,906	0.4	2,490
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	379	0.1	325
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(11)	(0.0)	(13)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	9.01%	10/2028	8,509	8,391	1.3	8,339
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	—	(7)	(0.0)	(16)
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	—	(55)	(0.0)	(34)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.87%	12/2026	3,539	3,481	0.5	3,389
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.87%	12/2026	1,001	984	0.2	958
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(5)	(0.0)	(14)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.87%	12/2026	1,050	1,031	0.2	1,006
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	8.87%	12/2026	1,766	1,737	0.3	1,691
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(2)	(0.0)	(6)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	8.62%	12/2026	992	953	0.1	846
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(2)	(0.0)	(5)
					53,363	52,560	8.4	51,275
Materials
Kestrel Parent, LLC (5)	Unitranche First Lien Revolver	P + 475 (100 Floor)	11.00%	11/2023	70	65	0.0	70
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.87%	11/2025	6,553	6,472	1.1	6,553
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.87%	11/2025	693	681	0.1	693
					7,316	7,218	1.2	7,316
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	9.92%	12/2028	13,101	12,840	2.0	12,708
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 625 (75 Floor) (including 275 PIK)	8.68%	12/2028	678	656	0.1	602
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	11.67%	12/2029	14,700	14,368	2.1	13,377
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	8.53%	09/2026	13,914	13,641	2.1	12,940
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	8.53%	09/2026	1,004	978	0.1	914
					43,397	42,483	6.4	40,541
Retailing
Savers (12)	Senior Secured First Lien Term Loan	L + 550 (75 Floor)	9.17%	04/2028	13,724	13,646	2.1	13,243
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	—	(3)	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	8.49%	06/2024	14,207	14,047	2.3	14,207
					27,931	27,690	4.4	27,450
Software & Services
ABACUS Holdings I LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	(27)	(0.0)	(48)
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	8.18%	06/2028	180	157	0.0	159
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	8.18%	06/2028	6,800	6,667	1.1	6,683
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(4)	(0.0)	(5)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.91%	08/2024	6,215	6,168	1.0	6,160
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	7,838	6,657	0.7	4,250
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,095	945	0.1	594
Apps Associates LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.13%	07/2027	896	875	0.1	888

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(13)	(0.0)	(4)
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.13%	07/2027	5,594	5,501	0.9	5,569
Banker's Toolbox, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 525 (75 Floor)	8.74%	07/2027	1,941	1,887	0.3	1,941
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(39)	—	—
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.23%	07/2027	15,724	15,463	2.5	15,724
Belay Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	8.38%	06/2026	4,888	4,822	0.8	4,888
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(9)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	7.87%	10/2024	1,389	1,381	0.2	1,372
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	7.87%	10/2024	295	291	0.0	291
Benesys Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(1)	(0.0)	(2)
C-4 Analytics, LLC (4)(5)	Senior Secured First Lien Revolver			08/2023	—	(2)	(0.0)	(1)
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	7.62%	08/2023	9,357	9,328	1.5	9,341
Claritas, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2026	—	(21)	(0.0)	(23)
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(17)	(0.0)	(19)
Claritas, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.30%	03/2026	10,547	10,452	1.7	10,446
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	10.67%	01/2027	9,080	8,913	1.4	8,899
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2027	—	(14)	(0.0)	(16)
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	10.17%	01/2027	4,745	4,643	0.7	4,588
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	8.87%	11/2028	13,191	12,956	2.1	13,164
Lexipol (Ranger Buyer, Inc.) (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	8.87%	11/2027	110	91	0.0	108
List Partners, Inc. (5)	Senior Secured First Lien Revolver			01/2023	—	—	(0.0)	(1)
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.13%	01/2023	3,685	3,682	0.6	3,673
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.17%	02/2026	18,274	18,109	2.8	17,703
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	—	(11)	(0.0)	(40)
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.17%	02/2026	1,313	1,301	0.2	1,272
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	9.06%	10/2026	3,134	3,085	0.5	3,082

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	8.86%	10/2026	297	284	0.0	285
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	9.14%	10/2026	2,013	1,986	0.3	1,980
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	8.97%	10/2026	5,591	5,501	0.9	5,480
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(15)	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(42)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	8.74%	10/2027	9,595	9,427	1.5	9,595
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	9.14%	08/2025	1,089	1,087	0.2	1,061
Ontario Systems, LLC (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	9.14%	08/2025	113	110	0.0	100
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.14%	08/2025	3,153	3,135	0.5	3,072
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	9.14%	08/2025	547	533	0.1	533
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.14%	08/2025	446	439	0.1	434
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	858	858	0.1	734
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	11.12%	07/2027	5,000	4,987	0.7	4,500
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	9.12%	05/2026	233	230	0.0	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	9.12%	05/2026	9,297	9,200	1.5	9,297
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	9.12%	05/2026	8,244	8,116	1.3	8,244
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	9.12%	05/2026	2,102	2,069	0.3	2,102
Ruffalo Noel Levitz, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	8.94%	05/2024	225	224	0.0	221
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	9.67%	05/2024	2,461	2,461	0.4	2,430
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	10.17%	09/2026	20,164	19,734	3.1	19,216
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	10.17%	09/2026	2,456	2,401	0.4	2,341
Saturn Borrower Inc	Unitranche First Lien Revolver	L + 650 (100 Floor)	10.17%	09/2026	1,513	1,482	0.2	1,442
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.17%	11/2028	23,929	23,494	3.9	24,014
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(58)	0.0	12
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.30%	04/2028	2,419	2,374	0.4	2,355
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(21)	(0.0)	(14)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.30%	04/2028	8,928	8,758	1.4	8,810
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.20%	05/2028	65	53	0.0	63
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.20%	05/2028	5,287	5,186	0.8	5,269
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 425	7.37%	12/2024	5,050	5,030	0.8	4,885
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 425	7.37%	12/2024	1,255	1,250	0.2	1,214
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	L + 425	7.37%	12/2024	216	214	0.0	192
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	9.63%	06/2023	630	627	0.1	630
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	9.63%	06/2023	1,032	1,025	0.2	1,032
Winxnet Holdings LLC (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	9.63%	06/2023	488	485	0.1	488
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	9.63%	06/2023	1,915	1,907	0.3	1,915
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	9.63%	06/2023	1,527	1,516	0.2	1,527
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	9.63%	06/2023	1,139	1,130	0.2	1,139
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	9.63%	12/2025	200	197	0.0	200
					255,768	250,590	39.4	247,667
Total Debt Investments United States					1,123,029	$1,099,833	173.40%	$1,082,552

Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	615
Sun Acquirer Corp.	Common Stock				428	43	0.0	43
						658	0.1	658

Capital Goods
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.5	3,312
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	809
ASP MCS Acquisition Corp. (6)(12)	Common Stock				11,792	1,150	0.1	442
ASP MCS Acquisition Corp. (6)(12)	Common Stock				891	29	0.0	33
ASP MCS Acquisition Corp. (6)	Preferred Stock				230	230	0.0	230
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,025
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,018	923	0.2	1,154
MHS Acquisition Holdings, LLC	Common Stock				10	9	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	460
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.3	1,793
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	211
						7,140	1.5	9,469
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,211
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	672
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	720
HS Spa Holdings Inc.	Common Stock				1,804,502	1,805	0.3	1,805
Legalshield	Common Stock				372	372	0.1	530
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.2	1,027
PPV Intermediate Holdings LLC	Common Stock				312,500	313	0.1	313
Southern Technical Institute, Inc. (6)	Common Stock				3,164,063	—	—	—
Southern Technical Institute, Inc. (6)	Common Stock				6,000,000	—	—	—
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.1	877
Wrench Group LLC	Common Stock				4,082	410	0.2	1,485
Wrench Group LLC	Common Stock				1,143	115	0.1	416
						7,229	1.5	9,056
Diversified Financials
CBDC Senior Loan Fund LLC (7)(11)(13)	Partnership Interest				—	8,579	1.3	7,866
GACP II LP (6)(11)(13)(14)	Partnership Interest				—	10,278	1.6	9,998
WhiteHawk III Onshore Fund L.P. (6)(11)(13)(14)	Partnership Interest				—	9,996	1.7	10,300
						28,853	4.6	28,164
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.2	1,104
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,056
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.1	764
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.2	1,430
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	77
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.1	599
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,055	1,055	0.2	1,187
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				14,534	22	0.0	77
Seniorlink Incorporated	Common Stock				68,182	518	0.3	1,866
Smile Doctors LLC	Common Stock				227	714	0.1	651
						10,638	1.9	11,811
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	277
Integrity Marketing Acquisition, LLC	Common Stock				262,567	533	0.2	1,020
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,848
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.5	3,145
Materials
Kestrel Parent, LLC	Common Stock				41,791	209	0.1	767

Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.2	1,100
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	474
Teal Acquisition Co., Inc	Common Stock				4,562	556	0.0	222
						1,956	0.3	1,796
Retailing
Palmetto Moon LLC	Common Stock				61	—	0.1	373

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,429
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	926
						1,499	0.4	2,728
Software & Services
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	680
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,202
Park Place Technologies, LLC	Common Stock				479	479	0.1	485
Park Place Technologies, LLC	Common Stock				442,203	27	—	—
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.0	306
						2,649	0.4	2,673
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
Total Equity Investments United States						$63,325	11.5%	$71,521
Total United States						$1,163,158	184.9%	$1,154,073
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	C + 1050 PIK	14.26%	03/2031	C$3,011	$2,311	0.4	$2,180
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	10.76%	07/2027	1,699	1,245	0.2	1,242
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	10.76%	07/2027	1,699	1,298	0.2	1,242
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	10.76%	07/2027	4,931	3,860	0.6	3,605
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	10.76%	07/2027	9,107	6,644	1.1	6,659
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	9.51%	07/2027	8,720	6,760	1.0	6,324
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	9.51%	07/2027	6,250	4,810	0.7	4,533
					35,417	26,928	4.2	25,785
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	11.67%	11/2026	$4,500	4,395	0.7	4,230
Total Debt Investments Canada						$31,323	4.9%	$30,015
Total Canada						$31,323	4.9%	$30,015
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	8.56%	12/2025	£6,067	$7,480	1.1%	$6,774
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan			12/2025	—	—	—	—
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	8.56%	12/2025	303	400	0.1	339
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	8.19%	06/2028	1,416	1,945	0.3	1,581

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	8.69%	06/2028	392	520	0.1	437
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	7.69%	06/2028	7,682	9,367	1.4	8,577
					15,860	19,712	3.0	17,708
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	10.12%	03/2028	$4,352	$4,255	0.6	$3,895
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	10.12%	03/2028	9,939	9,719	1.4	8,897
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	10.12%	03/2028	4,953	4,844	0.7	4,434
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	€—	(76)	(0.0)	(283)
						18,742	2.7	16,943
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£—	—	—	—
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	7.47%	08/2028	13,234	17,748	2.4	14,776
						17,748	2.4	14,776
Total Debt Investments United Kingdom						$56,202	8.1%	$49,427
Equity Investments
Health Care Equipment & Services
IVC Evidensia (f/k/a VetStrategy) (11)	Common Stock				1,353,474	$776	0.3	$1,633
Total Equity Investments United Kingdom						776	0.3%	1,633
Total United Kingdom						$56,978	8.4%	$51,060
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	7.17%	02/2026	€1,868	$2,146	0.3%	$1,830
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 625	6.94%	02/2026	6,910	7,697	1.1	6,772
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	7.19%	02/2026	407	415	0.1	399
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
Eagle Midco B.V. (11)	Unitranche First Lien Term Loan	E + 625	6.53%	07/2029	1,840	1,853	0.3	1,768
Eagle Midco B.V. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			07/2029	—	(97)	(0.0)	(96)
Eagle Midco B.V. (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	—	(19)	(0.0)	(19)
Eagle Midco B.V. (11)	Unitranche First Lien Term Loan	S + 600	7.46%	07/2029	3,411	3,323	0.5	3,320
					14,436	15,318	2.3	13,974
Total Debt Investments Netherlands						$15,318	2.3%	$13,974

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments (Unaudited) September 30, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Total Netherlands						$15,318	2.3%	$13,974
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	6.25%	04/2026	€9,507	$10,554	1.5	$9,318
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	7.79%	04/2026	4,162	4,091	0.7	4,162
						14,645	2.2	13,480
Total Debt Investments Belgium						$14,645	2.2%	$13,480
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	64
						92	0.0	64
Total Equity Investments Belgium						$92	0.0%	$64
Total Belgium						$14,737	2.2%	$13,544
Australia
Debt Investments
Retailing
Vermont Aus Pty Ltd (11)	Unitranche First Lien Term Loan	B + 575	8.86%	03/2028	A$29,850	$21,761	3.2	$19,087
Total Debt Investments Australia						$21,761	3.2%	$19,087
Total Australia						$21,761	3.2%	$19,087
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (6)(11)	Unitranche First Lien Term Loan	E + 600	6.98%	08/2029	€8,795	$8,596	1.3	$8,382
AX VI INV2 Holding AB (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	—	(10)	(0.0)	(10)
AX VI INV2 Holding AB (6)(11)	Senior Secured Second Lien Term Loan	E + 1000	10.98%	08/2030	1,830	1,789	0.3	1,744
AX VI INV2 Holding AB (4)(5)(6)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2029	—	(41)	(0.0)	(40)
Total Debt Investments Sweden						$10,334	$1.6%	$10,076
Equity Investments
Retailing
AX VI INV2 Holding AB (6)(11)	Common Stock				11,583,011	$1,086	0.2	$1,044
Total Equity Investments Sweden						$1,086	0.2%	$1,044
Total Sweden						$11,420	$1.8%	$11,120
Total Investments						$1,314,695	$207.7%	$1,292,873

*The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), SOFR (“S”), CDOR (“C”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2022, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
LIBOR (“L”)	-	3.14%	3.76%	4.23%	-
Prime (“P”)	6.25%	-	-	-	-
SOFR (“S”)	-	3.03%	3.55%	3.98%	-
CDOR (“C”)	-	3.69%	4.11%	-	-
EURIBOR (“E”)	-	0.68%	1.17%	1.81%	2.56%
SONIA (“SN”)	2.19%	-	-	-	-
BBSY ("B")	-	-	3.11%	-	-

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.
*** Percentage is based on net assets of $622,602 as of September 30, 2022

(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act of 1940 (the “1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.
(2)
All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933 (the “1933 Act” or the "Securities Act"). Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of September 30, 2022.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.2% as of September 30, 2022.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	$1,379
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	65
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	1,716
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	19
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	163
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	53
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	2,182
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	55
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(25)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	1
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	7
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	23
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	14
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	31
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	42
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	46
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	88
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	13
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	1
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	27
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	53
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	50
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	52
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	117
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	150
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	105
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	412
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	34
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	67
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	573
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	3,376
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	20
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	1,838
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	24
Total Foreign Currency Exchange Contracts				$12,771

AUD Australian Dollar ("A$") CAD Canadian Dollar ("C$") EUR Euro ("€") GBP Great British Pound ("£") PIK Payment In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auto-Vehicle Parts, LLC (4)(5)	Senior Secured First Lien Revolver			01/2023	$-	$(2)	-%	$(1)
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	4,517	4,501	0.7	4,511
Auto-Vehicle Parts, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	01/2023	2,289	2,268	0.4	2,285
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2027	7,267	7,138	1.1	7,121
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2027	2,679	2,655	0.0	2,625
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	09/2028	5,136	4,998	0.8	5,136
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2028	-	(35)	-	-
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	13,043	12,795	2.0	13,043
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	09/2028	2,500	2,450	0.4	2,500
					37,431	36,768	5.4	37,220

Capital Goods
Envocore , LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,944	6,872	1.1	6,872
Envocore , LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	6,944	5,957	0.9	5,957
Envocore , LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	608	602	0.1	579
Eshipping	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	8,050	7,891	1.2	7,972
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	-	(18)	-	(18)
Eshipping (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	11/2027	197	175	-	186
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2027	-	(8)	-	(13)
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	08/2027	92	82	-	84
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2027	2,045	2,006	0.3	2,015
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	12/2025	1,117	1,103	0.2	1,108
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	12/2024	88	85	-	84
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	2,454	2,440	0.4	2,436
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	12/2025	466	464	0.1	463

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Flow Technologies	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2027	8,550	8,384	1.3	8,467
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	10/2027	1,200	1,177	0.2	1,188
United Flow Technologies (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2027	-	(37)	-	(36)
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	-	(31)	-	(16)
					38,755	37,144	5.8	37,328

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2025	292	273	0.0	289
Battery Solutions, Inc. (6)(8)	Unsecured Debt	1400 PIK	14.00%	06/2023	1,436	1,428	0.2	1,398
Battery Solutions, Inc. (6)(8)	Unsecured Debt	1400 PIK	14.00%	06/2023	387	387	0.1	377
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	04/2025	1,002	1,000	0.1	962
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	04/2025	4,753	4,742	0.7	4,562
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	-	(10)	-	(3)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	4,307	4,238	0.7	4,287
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	07/2026	3,831	3,762	0.6	3,813
Galway Borrower, LLC	Unitranche First Lien Term Loan	L + 525 (75 Floor)	6.00%	09/2028	12,886	12,655	2.0	12,757
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	-	(24)	-	(19)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	-	(18)	-	(17)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2027	13,142	12,958	2.0	12,828
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	6.50%	05/2027	208	180	0.0	158
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			05/2027	-	-	-	(133)
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	4,125	4,106	0.6	3,845
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	5,059	5,036	0.7	4,716
Hepaco, LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor) (including 50 PIK)	6.50%	08/2024	766	766	0.1	704
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	18,982	18,588	3.1	19,361
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	-	(46)	-	44
Hercules Borrower LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2026	-	(21)	-	20
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	12/2026	247	242	0.0	249

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	3,823	3,767	0.6	3,810
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	01/2026	2,864	2,824	0.4	2,854
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	-	(10)	-	(3)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	01/2026	249	245	0.0	249
ISS Compressors Industries, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2026	-	(6)	-	(39)
ISS Compressors Industries, Inc.	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	8,965	8,902	1.3	8,550
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	222	214	0.0	222
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	666	662	0.1	666
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	07/2027	130	127	0.0	130
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	-	(3)	-	-
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	07/2027	1,724	1,691	0.3	1,724
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2027	5,672	5,566	0.9	5,672
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	6.00%	05/2027	400	391	0.1	400
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	4,968	4,799	0.8	5,012
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	11/2027	3,696	3,553	0.6	3,728
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2027	9,923	9,558	1.5	10,015
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	11/2027	1,995	1,925	0.3	2,013
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	11/2027	1,193	1,156	0.2	1,217
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	-	(30)	-	14
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	-	(3)	-	-
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	10/2024	2,400	2,371	0.4	2,400
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan			10/2024	-	-	-	-
Seko Global Logistics Network, LLC (4)(5)(11)	Senior Secured First Lien Revolver			12/2026	-	(19)	-	-
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	12/2026	5,037	4,965	0.8	5,037
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	10/2028	8,755	8,522	1.4	9,012
Service Logic Acquisition, Inc. (5)	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	9.50%	10/2028	2,043	1,974	0.3	2,092
Spear Education (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2025	-	(20)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Spear Education	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	02/2025	6,755	6,710	1.0	6,755
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	9.50%	11/2024	5,000	4,941	0.7	4,698
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	05/2024	1,176	1,163	0.2	1,110
UP Acquisition Corp. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	05/2024	443	431	0.1	372
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	05/2024	4,290	4,244	0.6	4,048
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Revolver	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	717	717	0.1	625
Xcentric Mold and Engineering Acquisition Company, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor) (including 100 PIK)	8.00%	09/2022	4,410	4,410	0.6	3,839
					158,939	155,979	24.2	156,420

Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	11/2027	7,750	7,598	1.2	7,674
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	-	(29)	-	(14)
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	-	(22)	-	(22)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	10/2026	13,888	13,594	2.2	14,027
Everlast Parent Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	-	(33)	-	(17)
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	10/2026	3,412	3,335	0.5	3,379
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2027	5,172	5,070	0.8	5,069
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2027	-	(17)	-	(34)
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2027	1,290	1,258	0.2	1,255
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	-	(14)	-	(14)
HGH Purchaser, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	2,811	2,784	0.4	2,784
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	11/2025	3,339	3,265	0.5	3,313
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	11/2025	280	264	-	272
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	11/2025	7,946	7,805	1.2	7,882
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2025	630	613	0.1	617
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	5.50%	03/2025	2,537	2,488	0.4	2,499
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2025	4,293	4,212	0.6	4,228

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2023	676	641	0.1	656
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	13,208	12,917	2.0	13,009
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	-	(38)	-	(57)
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	-	(38)	0.0	(28)
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	01/2022	400	400	0.1	391
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2022	4,594	4,588	0.7	4,488
WeddingWire, Inc. (12)	Senior Secured Second Lien Term Loan	L + 825	8.38%	12/2026	5,000	4,963	0.8	4,950
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 788	8.01%	04/2027	4,833	4,720	0.7	4,833
					82,059	80,324	12.5	81,140
Energy
BJ Services, LLC	Unitranche First Lien Term Loan	L + 700 (150 Floor)	8.50%	01/2023	277	276	-	277
BJ Services, LLC (9)(10)	Unitranche First Lien - Last Out Term Loan			01/2023	8,075	8,014	0.9	5,861
Black Diamond Oilfiefld Rentals, LLC	Senior Secured First Lien Term Loan	L + 950 (100 Floor)	10.50%	03/2022	9,248	9,178	1.4	9,017
					17,600	17,468	2.3	15,155
Food & Staples Retailing
Isagenix International, LLC (12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2025	5,616	5,602	0.6	4,209

Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	5,025	4,944	0.8	4,959
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	320	307	0.0	310
JTM Foods LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2027	-	(7)	-	(10)
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	7.75%	10/2024	900	892	0.1	879
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	7.75%	10/2024	3,787	3,747	0.6	3,700
					10,032	9,883	1.5	9,838
Health Care Equipment & Services
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	08/2028	18	(6)	-	18
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	-	(14)	-	-
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	08/2028	6,993	6,818	1.1	6,993
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	6.25%	07/2025	3,741	3,707	0.6	3,741

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Aegis Sciences Corporation (12)	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	6.50%	05/2025	3,388	3,207	0.5	3,298
Ameda, Inc.	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	09/2022	2,174	2,167	0.3	2,063
Ameda, Inc. (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	09/2022	188	187	0.0	172
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2027	4,950	4,853	0.8	4,925
Arrow Management Acquisition, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	10/2027	172	150	0.0	161
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	-	(14)	-	(4)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	L + 450	4.63%	12/2025	16,665	16,565	2.5	16,332
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(39)	-	(1)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	12/2025	11,635	11,397	1.8	11,630
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	12/2023	1,213	1,202	0.2	1,181
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	12/2023	60	58	0.0	55
EMS Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2027	9,850	9,680	1.5	9,753
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	-	(9)	-	(5)
FH MD Buyer, Inc (12)	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	5.75%	07/2028	19,950	19,760	3.1	19,851
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	05/2024	6,250	6,143	0.9	6,190
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	-	(10)	-	(6)
GrapeTree Medical Staffing, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			05/2024	-	-	-	(27)
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2026	4,975	4,884	0.7	4,881
Great Lakes Dental Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2026	-	(15)	-	(16)
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	06/2026	210	203	-	202
HCAT Acquisition, Inc. (5)	Unitranche First Lien Term Loan	L + 800 (100 Floor)	9.00%	11/2022	14,181	13,487	2.1	14,016
HCAT Acquisition, Inc.	Unitranche First Lien Revolver	L + 800 (100 Floor)	9.00%	11/2022	3,836	3,649	0.6	3,792
HCAT Acquisition, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 800 (100 Floor)	9.00%	11/2022	2,231	2,122	0.3	2,205
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	11,455	11,266	1.7	11,312
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	-	(19)	-	(14)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2026	9,450	9,278	1.4	9,332

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	05/2027	4,539	4,453	0.7	4,483
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	5.75%	05/2027	293	273	-	280
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	05/2027	3,395	3,364	0.5	3,353
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	14,307	13,967	2.2	14,465
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,613	2,546	0.4	2,642
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	12/2026	993	953	0.2	993
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	7.50%	12/2026	2,667	2,596	0.4	2,697
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	12/2024	14,719	14,499	2.3	14,719
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Revolver	L + 675 (100 Floor)	7.75%	12/2024	130	123	-	130
IvyRehab Intermediate II, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,445	1,424	0.2	1,445
IvyRehab Intermediate II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	12/2024	1,049	1,027	0.2	1,049
IvyRehab Intermediate II, LLC	Unitranche First Lien Term Loan			12/2024	-	-	-	-
Laserway Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	6,085	5,968	0.9	6,062
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	9,825	9,682	1.5	9,576
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	6.75%	02/2026	280	266	-	253
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	02/2026	1,779	1,758	0.3	1,734
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	(129)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	02/2026	2,743	2,693	0.4	2,674
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	7.85%	11/2026	1,667	1,632	0.2	1,624
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	7.85%	11/2026	7,222	7,074	1.1	7,036
NMSC Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 1000 (100 Floor)	11.00%	10/2023	4,307	4,256	0.7	4,307
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	8.00%	05/2023	340	336	0.1	340
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	6,808	6,771	1.0	6,808
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	8.00%	05/2023	893	881	0.1	893
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	L + 675 (100 Floor)	7.75%	01/2028	11,338	11,072	1.7	11,338
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	-	(36)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	7.75%	01/2028	12,169	11,902	1.9	12,169
Pharmalogics Recruiting, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	02/2027	10,135	10,006	1.6	10,186
Pharmalogics Recruiting, LLC	Unitranche First Lien Delayed Draw Term Loan			02/2027	-	-	-	-
Pharmalogics Recruiting, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	-	(22)	-	23
Pinnacle Treatment Centers, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2022	677	673	0.1	677
Pinnacle Treatment Centers, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2022	8,052	8,023	1.2	8,052
Pinnacle Treatment Centers, Inc. (4)(5)	Unitranche First Lien Revolver			12/2022	-	(2)	-	-
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	08/2028	1,364	1,340	0.2	1,375
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	08/2027	278	249	-	281
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	08/2028	9,524	9,340	1.5	9,544
Professional Physical Therapy	Senior Secured First Lien Term Loan	L + 850 (100 Floor) (including 250 PIK)	9.50%	12/2022	9,106	8,810	0.8	5,509
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	09/2027	956	905	0.2	989
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	09/2027	10,474	10,275	1.6	10,550
PT Network, LLC (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	120	120	-	120
PT Network, LLC	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 200 PIK)	8.50%	11/2023	4,840	4,835	0.7	4,840
Safco Dental Supply, LLC (4)(5)	Unitranche First Lien Revolver			06/2025	-	(6)	-	(2)
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	L + 400 (100 Floor)	5.00%	06/2025	4,043	3,998	0.6	4,028
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	-	(24)	-	31
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	07/2026	10,747	10,491	1.7	11,069
Smile Doctors LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	6.50%	12/2028	11,257	11,033	1.7	11,032
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	6.50%	12/2028	113	94	-	78
Smile Doctors LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	6.50%	12/2027	61	35	-	35
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	6.00%	09/2025	3,038	2,991	0.5	3,038
Unifeye Vision Partners (4)(5)	Senior Secured First Lien Revolver			09/2025	-	(21)	-	-
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	09/2025	5,292	5,223	0.8	5,292

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	09/2025	767	759	0.1	767
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2025	6,963	6,866	1.1	6,963
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	-	(30)	-	-
					342,998	336,098	51.5	337,448
Household & Personal Products
Tranzonic (5)	Senior Secured First Lien Revolver	L + 450 (100 Floor)	5.50%	03/2023	338	334	0.1	338
Tranzonic	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	5.50%	03/2023	3,772	3,760	0.6	3,772
					4,110	4,094	0.7	4,110
Insurance
Comet Acquisition, Inc. (12)	Senior Secured Second Lien Term Loan	L + 750	7.63%	10/2026	1,782	1,779	0.3	1,744
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	04/2027	8,292	8,205	1.3	8,458
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	-	(7)	-	15
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	1,455	1,439	0.2	1,484
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	04/2028	697	679	0.1	732
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	5,017	4,930	0.8	5,004
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	08/2025	3,033	2,980	0.5	3,026
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	-	(31)	-	(4)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	08/2025	12,749	12,546	1.9	12,717
Integro Parent, Inc. (11)(12)	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	10/2022	468	466	0.1	448
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,897	0.4	2,420
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	378	-	316
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	10/2028	6,745	6,613	1.0	6,745
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2028	-	(25)	-	-
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	-	(13)	-	(5)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2026	3,567	3,500	0.5	3,558
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	6.75%	12/2026	1,009	989	0.2	1,006
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(6)	-	(7)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,058	1,036	0.2	1,058

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	12/2026	1,779	1,746	0.3	1,779
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(3)	-	(3)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	6.25%	12/2026	87	41	-	19
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	-	(2)	-	(2)
					51,033	50,137	7.8	50,508
Materials
Kestrel Parent, LLC (4)(5)	Unitranche First Lien Revolver			11/2023	-	(8)	-	-
Kestrel Parent, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	11/2025	6,604	6,504	1.0	6,604
					6,604	6,496	1.0	6,604
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	7.00%	12/2028	12,885	12,629	1.9	12,628
BioAgilytix (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2028	-	(25)	-	(51)
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	8.50%	12/2029	14,000	13,687	2.1	13,965
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	09/2026	14,020	13,700	2.1	14,020
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	09/2026	310	280	-	310
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2026	-	(19)	-	-
					41,215	40,252	6.1	40,872
Retailing
Savers (12)	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	04/2028	16,827	16,714	2.6	16,806
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	-	(6)	-	-
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2024	14,318	14,096	2.2	14,318
					31,145	30,804	4.8	31,124
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	-	(5)	-	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	08/2024	6,370	6,304	1.0	6,329
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	7,673	6,687	0.7	4,872
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,061	931	0.1	674
Apps Associates LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	-	(8)	-	-
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	-	(15)	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	07/2027	5,636	5,530	0.9	5,636
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2027	-	(63)	-	-
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	-	(45)	-	-
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	L + 550 (75 Floor)	6.25%	07/2027	15,843	15,544	2.4	15,843
Belay Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	06/2026	4,925	4,846	0.8	4,925
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	-	(10)	-	-
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	1,400	1,389	0.2	1,398
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	10/2024	297	293	0.0	297
Benesys Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	-	(1)	-	-
C-4 Analytics, LLC (4)(5)	Senior Secured First Lien Revolver			08/2023	-	(3)	-	-
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	08/2023	9,811	9,755	1.5	9,811
CAT Buyer, LLC (4)(5)	Unitranche First Lien Revolver			04/2024	-	(6)	-	-
CAT Buyer, LLC	Unitranche First Lien Term Loan	L + 500 (100 Floor)	6.00%	04/2024	5,903	5,845	0.9	5,903
Claritas, LLC (5)	Senior Secured First Lien Revolver	L + 575 (100 Floor)	6.75%	12/2023	23	21	0.0	23
Claritas, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	6.75%	12/2023	1,064	1,059	0.2	1,064
Granicus, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	01/2027	9,149	8,956	1.4	9,127
Granicus, Inc. (4)(5)	Unitranche First Lien Revolver			01/2027	-	(17)	-	(2)
Granicus, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	01/2027	4,781	4,663	0.7	4,761
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	L + 625 (75 Floor)	7.00%	11/2028	13,257	12,994	2.0	13,257
Lexipol (Ranger Buyer, Inc.) (5)	Unitranche First Lien Revolver	L + 625 (75 Floor)	7.00%	11/2027	221	199	-	221
List Partners, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2023	-	(2)	-	(6)
List Partners, Inc.	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	6.00%	01/2023	4,097	4,079	0.6	4,043
MRI Software LLC (12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	-
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	18,414	18,214	2.9	18,400
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	-	(13)	-	(1)
MRI Software LLC (12)	Unitranche First Lien Delayed Draw Term Loan			02/2026	-	-	-	-

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	02/2026	1,323	1,309	0.2	1,322
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	7.25%	10/2026	3,158	3,100	0.5	3,164
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	7.25%	10/2026	76	72	-	76
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	7.25%	10/2026	1,354	1,326	0.2	1,358
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	-	(17)	-	-
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	-	(48)	-	-
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	6.50%	10/2027	9,643	9,453	1.5	9,643
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	1,097	1,095	0.2	1,091
Ontario Systems, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	-	(3)	-	(3)
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	3,177	3,156	0.5	3,159
Ontario Systems, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	6.50%	08/2025	337	318	0.1	333
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	6.50%	08/2025	449	441	0.1	446
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	782	782	0.1	782
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	8.09%	07/2027	5,000	4,981	0.8	5,000
Prism Bidco, Inc. (4)(5)	Unitranche First Lien Revolver			06/2026	-	(19)	-	17
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 700 (100 Floor)	8.00%	06/2026	7,388	7,213	1.2	7,535
Prism Bidco, Inc.	Unitranche First Lien Term Loan	L + 575 (100 Floor)	6.75%	06/2026	1,463	1,436	0.2	1,492
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	7.00%	05/2026	233	230	-	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	9,301	9,171	1.4	9,301
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2026	8,307	8,153	1.3	8,307
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	05/2026	2,117	2,079	0.3	2,117
Ruffalo Noel Levitz, LLC (4)(5)	Unitranche First Lien Revolver			05/2022	-	(1)	-	(1)
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	05/2022	2,480	2,474	0.4	2,474
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	20,318	19,816	3.1	19,826
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 650 (100 Floor)	7.50%	09/2026	2,475	2,410	0.4	2,415
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	7.50%	09/2026	908	871	0.1	871

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	11/2028	24,110	23,630	3.8	24,111
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	-	(65)	-	-
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 450	4.59%	12/2024	5,089	5,062	0.8	5,076
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 450	4.59%	12/2024	1,264	1,258	0.2	1,261
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	-	(4)	0.0	(2)
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	634	629	0.1	634
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,040	1,026	0.2	1,040
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			06/2023	-	(2)	-	-
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,930	1,917	0.3	1,930
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,538	1,517	0.2	1,538
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			06/2023	-	(3)	-	-
Winxnet Holdings LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	7.00%	06/2023	1,147	1,130	0.2	1,147
					228,063	223,014	34.7	224,264
Transportation
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	763	762	0.1	763
Pilot Air Freight, LLC (5)	Senior Secured First Lien Revolver			07/2024	-	-	-	-
Pilot Air Freight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	5.75%	07/2024	1,179	1,179	0.2	1,179
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	5,307	5,292	0.8	5,307
Pilot Air Freight, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	5.75%	07/2024	794	783	0.1	794
					8,043	8,016	1.2	8,043
Total Debt Investments United States					$1,063,643	$1,042,079	160.1%	$1,044,283

Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	615
						615	0.1	615
Capital Goods
Envocore, LLC (7)	Preferred Stock				534,722	-	-	-
Envocore, LLC (7)	Common Stock				521,354	-	-	-
						-	-	-
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.7	4,579

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.2	1,117
ASP MCS Acquisition Corp. (6)	Common Stock				11,792	1,150	0.2	1,327
Battery Solutions, Inc. (6)	Preferred Stock				5,719,738	3,669	0.8	5,256
Battery Solutions, Inc. (6)	Preferred Stock				50,000	-	-	-
Battery Solutions, Inc. (6)	Preferred Stock				3,333,333	-	-	-
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,246
IGT Holdings LLC	Preferred Stock				645,730	-	-	-
IGT Holdings LLC	Common Stock				1,000,000	-	-	-
MHS Acquisition Holdings, LLC	Preferred Stock				1,018	923	0.1	949
MHS Acquisition Holdings, LLC	Common Stock				10	9	-	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	329
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.2	1,432
TecoStar Holdings, Inc.	Common Stock				500,000	500	-	120
						10,550	2.5	16,355
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,404
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	690
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	782
Legalshield	Common Stock				372	372	0.1	503
Southern Technical Institute, Inc. (6)	Common Stock				3,164,063	-	-	282
Southern Technical Institute, Inc. (6)	Common Stock				6,000,000	-	1.1	7,404
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,132
Wrench Group LLC	Common Stock				4,082	410	0.1	746
Wrench Group LLC	Common Stock				1,143	115	0.0	209
						4,084	1.9	13,152
Diversified Financials
CBDC Senior Loan Fund LLC (7)(11)(13)	Partnership Interest				40,000,000	40,000	6.1	39,361
GACP II LP (6)(11)(13)(14)	Partnership Interest				12,895,313	12,895	1.9	12,619
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest				5,792,014	5,851	0.9	5,980
						58,746	8.9	57,960
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	907
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	3,719
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.2	979
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.3	1,835
Hospice Care Buyer, Inc.	Common Stock				844	75	-	99
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.2	1,138
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,055	1,055	0.2	1,123
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				14,534	22	0.0	228
PT Network, LLC	Common Stock				0.93	-	0.1	891
Seniorlink Incorporated	Common Stock				68,182	518	0.2	1,331
Smile Doctors LLC	Common Stock				227	714	0.1	714
						10,638	2.0	12,964

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	292
Integrity Marketing Acquisition, LLC	Common Stock				262,567	607	0.3	1,953
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,686
Integro Parent, Inc. (11)	Common Stock				4,468	454	-	-
						2,568	0.6	3,931
Materials
Kestrel Parent, LLC	Common Stock				41,791	209	0.0	308
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	953
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	447
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	746
						1,956	0.3	2,146
Retailing
Palmetto Moon LLC	Common Stock				61	-	0.1	700
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,529
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	922
						1,499	0.4	3,151
Software & Services
Curvature (15)	Common Stock				1,975,461	1,975	0.2	1,072
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	638
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,071
Park Place Technologies, LLC	Common Stock				479	479	0.1	479
Park Place Technologies, LLC	Common Stock				685,018	-	-	-
Park Place Technologies, LLC	Common Stock				442,203	27	0.0	27
Saturn Borrower Inc	Common Stock				434,163	434	0.1	445
						4,624	0.7	3,732
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	-	0.2	1,254
Total Equity Investments United States						$95,489	17.6%	$115,568
Total United States						$1,137,568	177.7%	$1,159,851
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	1150 PIK	11.50%	03/2031	C$2,750	$2,104	0.3	$2,175
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,712	1,251	0.2	1,381
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	1,712	1,305	0.2	1,381
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	8.00%	07/2027	4,968	3,876	0.6	4,008
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	8.00%	07/2027	9,176	6,676	1.1	7,403
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	8,742	6,757	1.1	6,914
VetStrategy (5)(11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	6.75%	07/2027	5,720	4,380	0.7	4,524
					34,780	26,349	4.2	27,786

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	8.09%	11/2026	$4,500	4,379	0.7	4,480
Total Debt Investments Canada						$30,728	4.9%	$32,266
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				1,016,357	$776	0.3	$1,848

Total Equity Investments Canada					1,016,357	776	0.3%	1,848
Total Canada						$31,504	5.2%	$34,114
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	L + 625	6.31%	12/2025	£6,067	$7,463	1.3%	$8,209
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan			12/2025	-	-	-	-
Crusoe Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	L + 625	6.31%	12/2025	303	399	0.1	410
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	6.55%	06/2028	1,416	1,942	0.3	1,916
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.55%	06/2028	392	519	0.1	530
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	6.55%	06/2028	2,567	3,068	0.5	3,473
					10,745	13,391	2.3	14,538
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	$4,352	$4,244	0.6	$4,160
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	9,939	9,693	1.5	9,502
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	6.50%	03/2028	4,953	4,830	0.7	4,735
Lion Cashmere Bidco Limited (5)(11)	Unitranche First Lien Revolver	L + 600	6.50%	03/2026	€276	374	-	263
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	-	(83)	-	(138)
						19,058	2.8	18,522

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2021 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	£-	$-	-	$(112)
Jordan Bidco, Ltd. (5)(11)	Senior Secured First Lien Revolver	SN + 650	6.50%	02/2028	1,102	1,090	0.2	1,046
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 650	6.50%	08/2028	13,234	17,714	2.8	17,422
						18,804	3.0	18,356

Total Debt Investments United Kingdom						$51,253	8.1%	$51,416
Total United Kingdom						$51,253	8.1%	$51,416
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	6.50%	02/2026	€1,868	$2,139	0.3%	$2,125
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 650	6.50%	02/2026	6,910	7,684	1.2	7,862
					8,778	9,823	1.5	9,987
Total Debt Investments Netherlands						$9,823	1.5%	$9,987
Total Netherlands						$9,823	1.5%	$9,987
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	6.25%	04/2026	€9,507	10,529	1.7	10,764
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	6.41%	04/2026	$4,162	4,077	0.6	4,162
						14,606	2.3	14,926
Total Debt Investments Belgium						$14,606	2.3%	$14,926
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	1	-	-
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	72
						92	0.0	72
Total Equity Investments Belgium						$92	0.0%	$72
Total Belgium						$14,698	2.3%	$14,998
Total Investments						$1,244,846	194.8%	$1,270,366

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
(2)
All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
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

September 30, 2022 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 as a Delaware corporation structured as an externally managed, closed-end management investment company. The Company commenced investment operations on June 26, 2015. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and currently operates as a diversified investment company. In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

The Company is managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. CCAP Administration LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s portfolio assets to the Adviser. The Board consists of six directors, five of whom are independent.

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

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Board has

designated the Adviser as valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations. As required by the Rule, the Valuation Designee will provide periodic fair valuation reporting and notifications on behalf of the Company to the Board to facilitate the Board’s oversight duties.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022, the Company had four portfolio companies with six investment positions on non-accrual status, which represented 2.0% and 1.3% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, the Company had three portfolio companies with five investment positions on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2022 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and in January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”) “Reference Rate Reform (Topic 848): Scope. This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 and 2021-01 are elective and can be adopted between March 12, 2020 and December 31, 2022. The Company adopted this guidance during the second quarter of 2022 and its adoption had no material impact on the Company's consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On June 2, 2015, the Company entered into the administration agreement with the Administrator, as amended and restated on February 1, 2020 (the “Administration Agreement”). Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three and nine months ended September 30, 2022, the Company incurred administrative services expenses of $329 and $987, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred administrative services expenses of $257 and $771, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company. As of September 30, 2022 and December 31, 2021, $391 and $354, respectively, was payable to the Administrator.

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

Investment Advisory Agreement

On June 2, 2015, the Company entered into an investment advisory agreement with the Adviser which was most recently amended and restated on January 5, 2021 (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

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

For the three and nine months ended September 30, 2022, the Company incurred management fees of $4,144 and $12,235, of which $62 and $175, respectively, were waived. For the three and nine months ended September 30, 2021, the Company incurred management fees of $3,531 and $10,082, of which $476 and $3,096, respectively, were waived. As of September 30, 2022 and December 31, 2021, management fees of $4,082 and $3,830, respectively, were unpaid.

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Additionally, on February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver became effective on July 31, 2021 and, pursuant to an extension of the waiver announced on October 4, 2022, will continue through December 31, 2023. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II and WhiteHawk III Onshore Fund LP.

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

For the three and nine months ended September 30, 2022, the Company incurred income incentive fees of $2,717 and $8,039, of which $45 and $474, respectively, were waived. For the three and nine months ended September 30, 2021, the Company incurred income incentive fees of $2,663 and $7,528, of which $931 and $5,796, respectively, were waived. As of September 30, 2022 and December 31, 2021, income incentive fees of $2,672 and $600, respectively, were unpaid.

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

For the three and nine months ended September 30, 2022, the Company recorded a reversal of capital gains incentive fees on unrealized capital appreciation of $(3,103) and $(5,252), respectively. For the three and nine months ended September 30, 2021, the Company recorded capital gains incentive fees on unrealized capital appreciation of $757 and $6,150, respectively. As of September 30, 2022 and December 31, 2021, capital gains incentive fees of $1,072 and $6,324, respectively, were accrued and unpaid.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of September 30, 2022 and December 31, 2021, Crescent, its employees and certain officers and directors of the Company owned 3.15% and 2.95%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of September 30, 2022 and December 31, 2021, Sun Life owned 3.49% and 2.15%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$—	$11,420	$—		$(300)	$11,120	$60
ASP MCS Acquisition	1,616	262	(2)	—	(933)	943	21
Battery Solutions, Inc.	7,031	2,116	(14,712)	7,113	(1,548)	—	2,114
GACP II, LP	12,619	—	(2,617)	—	(4)	9,998	1,337
Slickdeals Holdings, LLC	15,847	64	(111)	—	(164)	15,636	851
Southern Technical Institute, Inc.	7,686	—	—	—	(7,686)	—	1,923
Vivid Seats Ltd.	922	—	—	—	4	926	—
WhiteHawk III Onshore Fund L.P.	5,980	4,710	(565)	—	175	10,300	412
Total Non-Controlled Affiliates	$51,701	$18,572	$(18,007)	$7,113	$(10,456)	$48,923	$6,718

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$2	$(2)	—	$(142)	$1,651	$18
Battery Solutions, Inc.	3,565	499	—	—	(1,209)	2,855	165
Conisus, LLC	22,865	1,026	(38,628)	27,441	(12,704)	—	1,026
GACP II, LP(1)	16,154	—	(2,563)	—	(154)	13,437	1,093
Slickdeals Holdings, LLC	16,010	61	(282)	72	126	15,987	863
Southern Technical Institute, Inc.	7,253	—	—	—	1,191	8,444	1,041
Vivid Seats Ltd.	3,714	—	—	—	329	4,043	—
WhiteHawk III Onshore Fund L.P.	—	4,939	—	—	(20)	4,919	—
Total Non-Controlled Affiliates	$71,354	$6,527	$(41,475)	$27,513	$(12,583)	$51,336	$4,206
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

The Company’s investments in controlled affiliates for the nine months ended September 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$(28,970)	(2,451)	$(73)	$7,866	$2,280
Envocore LLC	13,408	1,487	(660)	—	(2,342)	11,893	1,096
Total Controlled Affiliates	$52,768	$1,487	$(29,630)	$(2,451)	$(2,415)	$19,759	$3,376

The Company’s investments in controlled affiliates for the nine months ended September 30, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 31, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$1,472	$40,207	$2,100

(1)
Together with Masterland Enterprise Holdings, Ltd. (“Masterland”, and collectively with the Company, the “Members”), the Company invests through the Senior Loan Fund. The Senior Loan Fund is not an extension of the Company’s investment operations given shared power/voting rights exist with Masterland. Additionally, the Company’s investment strategy focuses on middle market lending in senior secured first lien, second lien and equity investments, while the Senior Loan Fund focuses on senior secured broadly syndicated loans. Although the Company owns more than 25% of the voting securities of the Senior Loan Fund, the Company does not have control over the Senior Loan Fund (other than for purposes of the 1940 Act). See Note 4 “Investments” for further detail.
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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2022			As of December 31, 2021
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$337,227	$327,899	(9,328)	$335,207	$329,795	(5,412)
Unitranche First Lien	826,229	811,079	(15,150)	719,594	731,017	11,423
Unitranche First Lien - Last Out	14,713	13,149	(1,564)	15,698	13,723	(1,975)
Senior Secured Second Lien	66,417	61,937	(4,480)	72,413	72,723	310
Unsecured Debt	4,830	4,547	(283)	5,577	5,620	43
Equity & Other	36,426	46,098	9,672	37,611	59,528	21,917
LLC/LP Equity Interests	28,853	28,164	(689)	58,746	57,960	(786)
Total investments	$1,314,695	$1,292,873	$(21,822)	$1,244,846	$1,270,366	$25,520

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
Health Care Equipment & Services	$371,426	28.6%	$380,046	29.9%
Software & Services	265,116	20.5	246,352	19.4
Commercial & Professional Services	206,896	16.0	202,311	15.9
Consumer Services	118,894	9.2	94,292	7.4
Retailing	60,385	4.7	34,275	2.7
Pharmaceuticals, Biotechnology & Life Sciences	56,311	4.4	53,005	4.2
Insurance	54,420	4.2	54,439	4.3
Capital Goods	41,592	3.2	37,328	2.9
Diversified Financials	37,080	2.9	57,960	4.6
Automobiles & Components	36,989	2.9	37,835	3.0
Consumer Durables & Apparel	16,943	1.3	18,522	1.5
Food, Beverage & Tobacco	8,796	0.7	9,838	0.8
Materials	8,083	0.6	6,912	0.5
Telecommunication Services	4,230	0.3	4,480	0.4
Food & Staples Retailing	2,373	0.2	4,209	0.3
Energy	2,085	0.2	15,155	1.2
Transportation	1,254	0.1	9,297	0.7
Household & Personal Products	-	-	4,110	0.3
Total investments	$1,292,873	100.0%	$1,270,366	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
United States	$1,154,073	89.3%	$1,159,851	91.3%
United Kingdom	49,427	3.8	51,416	4.0
Canada	31,648	2.4	34,114	2.7
Australia	19,087	1.5	-	-
Netherlands	13,974	1.1	9,987	0.8
Belgium	13,544	1.0	14,998	1.2
Sweden	11,120	0.9	-	-
Total investments	$1,292,873	100.0%	$1,270,366	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$15,616	$312,283	$327,899
Unitranche First Lien	—	35,853	775,226	811,079
Unitranche First Lien – Last Out	—	—	13,149	13,149
Senior Secured Second Lien	—	6,214	55,723	61,937
Unsecured Debt	—	—	4,547	4,547
Equity & Other	—	1,401	44,697	46,098
Subtotal	$—	$59,084	$1,205,625	$1,264,709
Investments Measured at NAV (1)				28,164
Total Investments				$1,292,873

Foreign Currency Forward Contracts - Assets	—	12,796	—	12,796
Foreign Currency Forward Contracts - Liabilities	—	(25)	—	(25)

The following table presents fair value measurements of investments as of December 31, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$60,944	$268,851	$329,795
Unitranche First Lien	—	19,721	711,296	731,017
Unitranche First Lien – Last Out	—	—	13,723	13,723
Senior Secured Second Lien	—	25,139	47,584	72,723
Unsecured Debt	—	—	5,620	5,620
Equity & Other	—	922	58,606	59,528
Subtotal	$—	$106,726	$1,105,680	$1,212,406
Investments Measured at NAV (1)				57,960
Total Investments				$1,270,366

Foreign Currency Forward Contracts - Assets	—	2,115	—	2,115
Foreign Currency Forward Contracts - Liabilities	—	(631)	—	(631)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2022, based off of the fair value hierarchy as of September 30, 2022 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2022	$268,851	$711,296	$13,723	$47,584	$5,620	$58,606	$1,105,680
Amortized discounts/premiums	949	3,980	16	275	80	—	5,300
Paid in-kind interest	596	—	180	540	422	1,998	3,736
Net realized gain (loss)	(252)	(19)	—	—	—	7,257	6,986
Net change in unrealized appreciation (depreciation)	(1,637)	(25,787)	411	(4,488)	(326)	(11,367)	(43,194)
Purchases	62,716	182,922	3,967	2,443	683	4,503	257,234
Sales/return of capital/principal repayments/paydowns	(55,570)	(80,072)	(5,148)	(4,307)	(1,932)	(14,973)	(162,002)
Transfers in	36,630	—	—	13,965	—	—	50,595
Transfers out	—	(17,094)	—	(289)	—	(1,327)	(18,710)
Balance as of September 30, 2022	$312,283	$775,226	$13,149	$55,723	$4,547	$44,697	$1,205,625
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(2,361)	$(24,149)	$411	$(4,437)	$(365)	$(9,793)	$(40,694)

During the nine months ended September 30, 2022, the Company recorded $18,710 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $50,595 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2021, based off of the fair value hierarchy as of September 30, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	5,612	2,448	22	1,000	14	3	9,099
Paid in-kind interest	890	—	—	—	455	1,026	2,371
Net realized gain (loss)	(11)	298	—	1	(104)	32,330	32,514
Net change in unrealized appreciation (depreciation)	(3,341)	5,813	(1,428)	653	68	(4,741)	(2,976)
Purchases	61,363	250,625	—	—	2,257	7,334	321,579
Sales/return of capital/principal repayments/paydowns	(120,744)	(76,455)	—	(48,791)	(343)	(47,412)	(293,745)
Transfers in	6,092	—	—	—	—	1,501	7,593
Transfers out	(7,006)	(18,147)	—	(7,835)	—	—	(32,988)
Balance as of September 30, 2021	$282,753	$578,125	$13,511	$49,684	$5,379	$57,872	$987,324
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$(899)	$6,120	$(1,429)	$636	$68	$8,581	$13,078

During the nine months ended September 30, 2021, the Company recorded $32,988 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $7,593 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$228,748	Discounted Cash Flows	Discount Rate	7.4%	-	18.0%	(9.3%)
	5,677	Enterprise Value	Comparable EBITDA Multiple	9.8x	-	11.9x	(11.9x)
	77,858	Broker Quoted	Broker Quote			N/A
	$312,283

Unitranche First Lien	$672,854	Discounted Cash Flows	Discount Rate	6.2%	-	14.7%	(9.4%)
	4,844	Enterprise Value	Comparable EBITDA Multiple	6.0x	-	6.0x	(6.0x)
	97,528	Broker Quoted	Broker Quote			N/A
	$775,226

Unitranche First Lien - Last Out	$11,064	Discounted Cash Flows	Discount Rate	6.9%	-	13.9%	(9.4%)
	2,085	Collateral Analysis	Recovery Rate			41.0%
	$13,149

Senior Secured Second Lien	$30,201	Discounted Cash Flows	Discount Rate	11.1%	-	16.3%	(12.6%)
	7,645	Enterprise Value	Comparable EBITDA Multiple	8.0x	-	9.8x	(8.6x)
	17,877	Broker Quoted	Broker Quote			N/A
	$55,723

Unsecured Debt	$4,547	Discounted Cash Flows	Discount Rate	13.0%	-	16.1%	(14.7%)

Equity & Other	$44,697	Enterprise Value	Comparable EBITDA Multiple	10.7x	-	28.1x	(15.6x)

Total	$1,205,625

Security Type	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$227,225	Discounted Cash Flows	Discount Rate	5.5%	-	23.0%	(8.0%)
	5,509	Enterprise Value	Comparable EBITDA Multiple	10.3x	-	10.3x	(10.3x)
	36,117	Broker Quoted	Broker Quote			N/A
	$268,851

Unitranche First Lien	$665,759	Discounted Cash Flows	Discount Rate	5.1%	-	10.4%	(7.1%)
	277	Collateral Analysis	Recovery Rate			100.0%
	45,260	Broker Quoted	Broker Quote			N/A
	$711,296

Unitranche First Lien - Last Out	$7,862	Discounted Cash Flows	Discount Rate	6.5%	-	6.5%	(6.5%)
	5,861	Collateral Analysis	Recovery Rate			72.6%
	$13,723

Senior Secured Second Lien	$47,295	Discounted Cash Flows	Discount Rate	8.0%	-	21.7%	(10.5%)
	289	Broker Quoted	Broker Quote			N/A
	$47,584

Unsecured Debt	$5,620	Discounted Cash Flows	Discount Rate	11.5%	-	16.0%	(13.4%)

Equity & Other	$57,279	Enterprise Value	Comparable EBITDA Multiple	6.3x	-	32.4x	(9.8x)
	1,327	Broker Quoted	Broker Quote			N/A
	$58,606

Total	$1,105,680

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022 and December 31, 2021. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.
Note 6. Debt

Debt consisted of the following (in thousands):

	September 30, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$241,750	$108,250	$241,750	$245,167	6.09%
SMBC Corporate Revolving Facility	350,000	265,213	84,787	265,213	235,436	4.94%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	4.21%
Total Debt	$885,000	$691,963	$193,037	$691,963	$665,603	5.31%

	December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350,000	$249,500	$100,500	$249,500	$269,805	2.53%
SMBC Corporate Revolving Facility	300,000	203,437	96,563	203,437	25,033	2.39%
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	6.50%
2026 Unsecured Notes	135,000	135,000	—	135,000	99,685	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83,147	0.00%
InterNotes®	—	—	—	—	3,005	0.00%
Total Debt	$835,000	$637,937	$197,063	$637,937	$530,675	3.15%

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.
(4)
As of September 30, 2022, the fair value of the 2026 Unsecured Notes was approximately $119,868.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s debt is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2022 and December 31, 2021, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of September 30, 2022 and December 31, 2021, deferred financing costs related to the SPV Asset Facility were $2,263 and $2,718, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of September 30, 2022 and December 31, 2021, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,362 and $2,569, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Ally Corporate Revolving Facility

On August 20, 2019, the Company entered into a senior secured revolving credit facility with Ally Bank, as administrative agent and arranger (the “Ally Corporate Revolving Facility”). The maximum principal amount of the Ally Corporate Revolving Facility was $200,000, subject to availability under the borrowing base. Borrowings under the Ally Corporate Revolving Facility bore interest at LIBOR plus a 2.35% margin with no LIBOR floor.

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

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of September 30, 2022 and December 31, 2021, deferred financing costs related to the 2023 Unsecured Notes were $226 and $429, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of September 30, 2022 and December 31, 2021, deferred financing costs related to the 2026 Unsecured Notes were $967 and $1,181, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, Ally Corporate Revolving Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes® were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Borrowing interest expense	$7,992	$4,172	$18,692	$11,707
Unused facility fees	221	334	701	819
Amortization of financing costs	438	1,189	1,300	1,956
Total interest and credit facility expenses	$8,651	$5,695	$20,693	$14,482
Weighted average outstanding balance	694,932	507,072	665,603	529,842

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of September 30, 2022 and December 31, 2021, $0 and $210, respectively, has been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the three months ended September 30, 2022 and 2021 the Company’s average USD notional exposure to foreign currency forward contracts was $98,738 and $70,100, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2022	Wells Fargo Bank, N.A.	$12,796	$(25)	$12,771	$—	$12,771
December 31, 2021	Wells Fargo Bank, N.A.	$2,115	$(631)	$1,484	$210	$1,484

(1)
Amount excludes excess cash collateral paid.

(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Net realized gain (loss) on foreign currency forward contracts	$-	$(56)	$24	$(193)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	5,699	1,523	11,286	1,959
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$5,699	$1,467	$11,310	$1,766

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022 and December 31, 2021, the Company had aggregated unfunded commitments totaling $193,414 and $195,622 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.
The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	$2,800	—	—
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	1,020	—	—
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2023	1,914	8/2/2023	$2,564
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	738	8/2/2027	738
Advanced Diabetes Supply (5)	Revolver	12/30/2027	88	—	—
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alera Group Inc. (7)	Delayed Draw Term Loan	3/2/2024	10,000	—	—
Ameda, Inc. (5)	Revolver	10/31/2022	113	9/29/2022	113
Apps Associates LLC (7)	Delayed Draw Term Loan	7/2/2023	900	7/2/2023	1,800
Apps Associates LLC (5)	Revolver	7/2/2027	800	7/2/2027	800
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	—	—	10/14/2023	2,028
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Auto-Vehicle Parts, LLC	Revolver	—	—	1/3/2023	600
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	—	—
Auveco Holdings (5)	Revolver	5/5/2028	450	—	—
AX VI INV2 Holding AB	Revolver	8/31/2029	365	—	—
AX VI INV2 Holding AB	Delayed Draw Term Loan	8/31/2029	1,458	—	—
Banker's Toolbox, Inc. (7)	Delayed Draw Term Loan	7/27/2023	4,765	7/27/2023	6,711
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	150	10/5/2024	150
BioAgilytix (7)	Delayed Draw Term Loan	12/21/2023	1,865	12/21/2023	2,543
C-4 Analytics, LLC (5)	Revolver	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC (4)(5)	Revolver	—	—	4/11/2024	550
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,974	12/9/2025	1,974
Claritas, LLC	Revolver	—	—	12/21/2023	278
Claritas, LLC (5)	Delayed Draw Term Loan	9/30/2023	2,450	—	—
Claritas, LLC (5)	Revolver	3/31/2026	1,950	—	—
Consolidated Label Co., LLC (5)	Revolver	7/15/2026	650	7/15/2026	650
CRA MSO, LLC (5)	Revolver	12/17/2023	92	12/17/2023	140
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	439	12/10/2022	532
Crusoe Bidco Limited (9)	Delayed Draw Term Loan	12/10/2022	138	12/10/2022	167
Eagle Midco B.V.	Delayed Draw Term Loan	7/5/2029	3,606	—	—
Eagle Midco B.V.	Revolver	1/5/2029	721	—	—
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,218	11/30/2027	1,450
Effective School Solutions LLC (7)	Delayed Draw Term Loan	11/30/2023	2,200	11/30/2023	2,200
EMS Buyer, Inc. (5)	Revolver	11/23/2027	550	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	1,944	12/31/2025	2,169
Eshipping (7)	Delayed Draw Term Loan	11/5/2023	1,850	11/5/2023	1,850

		As of September 30, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	953
Everlast Parent Inc. (5)	Revolver	10/30/2026	1,151	10/30/2026	1,611
Evolution BuyerCo, Inc.	Revolver	4/30/2027	729	4/30/2027	729
Evolution BuyerCo, Inc. (7)	Delayed Draw Term Loan	4/30/2023	700	4/30/2023	1,072
Explorer Investor, Inc. (7)	Delayed Draw Term Loan	6/28/2024	2,400	—	—
FS Whitewater Borrower, LLC	Delayed Draw Term Loan	—	—	12/21/2022	1,724
FS Whitewater Borrower, LLC	Delayed Draw Term Loan	—	—	12/21/2023	435
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	552	12/21/2027	690
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	7/1/2024	1,847	—	—
Galway Borrower, LLC (5)	Delayed Draw Term Loan	9/30/2023	729	9/30/2023	1,945
Galway Borrower, LLC (5)	Revolver	9/30/2027	926	9/30/2027	926
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
GrapeTree Medical Staffing, LLC	Delayed Draw Term Loan	—	—	3/31/2022	2,750
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,875	5/4/2027	1,875
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2023	5,543	5/4/2023	5,542
Granicus, Inc. (5)	Revolver	1/29/2027	805	1/29/2027	805
Granicus, Inc. (7)	Delayed Draw Term Loan	4/23/2023	3,135	4/23/2023	3,135
Great Lakes Dental Partners, LLC (7)	Delayed Draw Term Loan	6/23/2023	850	6/23/2023	850
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	190
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	1,150	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	140	8/18/2024	152
Hercules Borrower LLC (5)	Revolver	12/15/2026	1,985	12/15/2026	2,222
Hercules Borrower LLC (7)	Delayed Draw Term Loan	9/10/2023	1,226	9/10/2023	2,252
HGH Purchaser, Inc.	Delayed Draw Term Loan	—	—	2/10/2023	557
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	610	11/3/2025	733
Homecare Partners Management, LLC (5)	Revolver	5/25/2023	953	5/25/2027	807
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	647	12/9/2026	624
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
HS Spa Holdings Inc. (5)	Revolver	6/2/2028	1,511	—	—
Infobase (7)	Delayed Draw Term Loan	6/14/2024	1,850	—	—
Infobase (5)	Revolver	6/14/2028	1,450	—	—
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Integro Parent, Inc.	Delayed Draw Term Loan	—	—	—	—
ISS Compressors Industries, Inc. (5)	Revolver	2/5/2026	187	2/5/2026	833
IvyRehab Intermediate II, LLC	Revolver	—	—	12/4/2024	370
IvyRehab Intermediate II, LLC	Delayed Draw Term Loan	—	—	9/13/2023	1,351
Jordan Bidco, Ltd.	Delayed Draw Term Loan	8/31/2024	3,410	8/31/2024	4,132
Jordan Bidco, Ltd.	Revolver	—	—	2/28/2028	964
JTM Foods LLC (5)	Revolver	5/14/2027	400	5/14/2027	480
JTM Foods LLC (5)	Delayed Draw Term Loan	11/14/2022	250	11/14/2022	750
Kestrel Parent, LLC (4)	Revolver	11/13/2023	801	11/13/2023	871
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	3,084	—	—
King Mid LLC (5)	Revolver	12/15/2027	300	—	—
Learn-It Systems, LLC (5)	Revolver	3/18/2025	283	3/18/2025	270
Learn-It Systems, LLC	Delayed Draw Term Loan	—	—	3/18/2022	42
Learn-It Systems, LLC (6)	Delayed Draw Term Loan	5/4/2023	1,451	5/4/2023	1,924
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	994	11/18/2027	884
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	595	2/3/2026	770
Lightspeed Buyer, Inc. (7)	Delayed Draw Term Loan	2/28/2023	5,101	2/28/2023	5,100
Lion Cashmere Bidco Limited	Revolver	—	—	2/23/2026	1,989
Lion Cashmere Bidco Limited (8)	Delayed Draw Term Loan	9/23/2024	2,702	9/23/2024	3,137
List Partners, Inc. (5)	Revolver	1/5/2023	450	1/5/2023	450
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2024	3,690	—	—
Mario Purchaser, LLC (13)	Revolver	4/26/2028	1,044	—	—
MHS Acquisition Holdings, LLC	Delayed Draw Term Loan	—	—	7/21/2023	95
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	150	7/21/2027	150
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
MWD Management LLC (United Derm)	Delayed Draw Term Loan	—	—	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	960	—	—
New Era Technology, Inc. (5)	Revolver	10/31/2026	417	10/31/2026	152
New Era Technology, Inc.	Delayed Draw Term Loan	—	—	10/31/2022	673
New Era Technology, Inc. (7)	Delayed Draw Term Loan	10/31/2026	1,081	—	—
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	568	5/11/2027	100
Nurture Landscapes (10)	Delayed Draw Term Loan	6/2/2028	3,705	6/2/2028	11,411
Odessa Technologies, Inc. (7)	Delayed Draw Term Loan	10/19/2023	1,786	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	500	—	—
Omni Ophthalmic Management Consultants, LLC (7)	Delayed Draw Term Loan	3/7/2024	1,500	—	—
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	5/31/2023	567	5/31/2023	510
Ontario Systems, LLC (5)	Revolver	8/30/2025	388	8/30/2025	500
Ontario Systems, LLC	Delayed Draw Term Loan	—	—	8/19/2023	213
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	8/10/2023	900	8/10/2023	900
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	258	8/10/2027	408
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,770
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	10/14/2023	802	10/14/2023	2,594
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	7/8/2024	2,830	—	—
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	1,311	—	—
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	2,631	—	—
Pharmalogics Recruiting, LLC (4)(5)	Delayed Draw Term Loan	—	—	9/27/2023	4,644
Pilot Air Freight, LLC	Revolver	—	—	7/25/2024	100

		As of September 30, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	—	—	1/17/2022	457
Pinnacle Treatment Centers, Inc. (5)	Revolver	12/31/2022	214	12/31/2022	571
Plasma Buyer LLC (7)	Delayed Draw Term Loan	5/12/2024	1,892	—	—
Plasma Buyer LLC (5)	Revolver	5/12/2029	811	—	—
Potter Electric Signal Company (5)	Revolver	12/19/2024	379	12/19/2024	462
PPV Intermediate Holdings LLC (7)	Delayed Draw Term Loan	2/29/2024	680	—	—
PPV Intermediate Holdings LLC (5)	Revolver	8/31/2029	228	—	—
PPV Intermediate Holdings LLC (7)	Delayed Draw Term Loan	2/29/2024	234	—	—
Professional Physical Therapy (5)	Revolver	12/16/2022	188	—	—
Premier Dental Care Management, LLC (7)	Delayed Draw Term Loan	8/5/2023	793	8/5/2023	3,784
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,544	8/5/2027	1,266
Prism Bidco, Inc. (4)(5)	Revolver	—	—	6/25/2026	833
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	9/1/2023	2,778	9/1/2023	3,486
PT Network, LLC	Revolver	—	—	11/30/2023	280
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	—	—	11/26/2023	1,401
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	816	11/26/2027	1,531
Pye-Barker Fire & Safety, LLC (7)	Delayed Draw Term Loan	6/15/2024	1,437	—	—
Pye-Barker Fire & Safety, LLC (5)	Delayed Draw Term Loan	11/26/2023	5	—	—
Pye-Barker Fire & Safety, LLC (5)	Revolver	10/1/2024	75	—	—
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	300	10/1/2024	300
Ruffalo Noel Levitz, LLC (5)	Revolver	5/29/2024	75	5/29/2022	300
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	480	6/14/2025	600
Saturn Borrower Inc	Revolver	—	—	9/30/2026	605
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	650	12/20/2026	1,300
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Service Logic Acquisition, Inc. (12)	Delayed Draw Term Loan	10/30/2022	389	10/30/2022	389
Slickdeals Holdings, LLC (4)	Revolver	6/12/2023	727	6/12/2023	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Smile Doctors LLC	Delayed Draw Term Loan	12/23/2023	—	12/23/2023	1,654
Smile Doctors LLC (5)	Revolver	12/23/2027	969	12/23/2027	1,201
Smile Doctors LLC (7)	Delayed Draw Term Loan	12/23/2028	2,467	—	—
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	—	—
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	—	—
Spear Education	Delayed Draw Term Loan	—	—	2/26/2022	3,125
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2023	3,396	12/30/2023	3,774
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,811	12/30/2026	1,887
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	585	—	—
Sun Acquirer Corp. (7)	Delayed Draw Term Loan	9/8/2027	2,639	9/8/2023	4,466
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,594	9/8/2027	1,812
Sydney US Buyer Corp.	Delayed Draw Term Loan	7/8/2029	1,961	—	—
Sydney US Buyer Corp.	Revolver	7/8/2029	654	—	—
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	274	9/22/2026	967
Teal Acquisition Co., Inc (7)	Delayed Draw Term Loan	—	—	9/22/2026	1,642
The Hilb Group, LLC (5)	Revolver	12/2/2025	340	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	143	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	12/10/2023	3,508	12/10/2023	4,413
The Hilb Group, LLC (5)	Revolver	12/2/2025	113	12/2/2025	113
Transportation Insight, LLC (5)	Revolver	12/3/2024	534	12/3/2024	750
Tranzonic (5)	Revolver	—	—	3/27/2023	356
Unifeye Vision Partners (5)	Revolver	9/13/2025	1,020	9/13/2025	1,700
Unifeye Vision Partners (6)	Delayed Draw Term Loan	9/7/2023	2,444	9/7/2023	4,286
United Flow Technologies (7)	Delayed Draw Term Loan	10/29/2023	626	10/29/2023	3,750
United Flow Technologies (5)	Revolver	10/29/2027	1,600	10/29/2027	1,600
UP Acquisition Corp. (5)	Revolver	5/23/2024	807	5/23/2024	807
VetStrategy	Delayed Draw Term Loan	—	—	1/31/2022	419
Vital Care Buyer, LLC (5)	Revolver	10/19/2025	2,222	10/19/2025	2,222
WhiteHawk III Onshore Fund L.P.	Partnership Interest	—	—	7/5/2024	4,208
Winxnet Holdings LLC (5)	Revolver	6/29/2023	163	6/29/2023	400
Winxnet Holdings LLC (4)(5)	Revolver	—	—	6/29/2023	250
Total			$193,414		$195,622

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2022 and December 31, 2021.
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

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2022	September 30, 2022	October 17, 2022	$0.41
May 3, 2022	June 30, 2022	July 15, 2022	$0.41
February 18, 2022	March 31, 2022	April 15, 2022	$0.41
November 5, 2021	September 2, 2022	September 15, 2022	$0.05
November 5, 2021	June 3, 2022	June 15, 2022	$0.05
November 5, 2021	March 4, 2022	March 15, 2022	$0.05
November 5, 2021	December 3, 2021	December 15, 2021	$0.05
November 5, 2021	December 31, 2021	January 17, 2022	$0.41
August 6, 2021	September 30, 2021	October 15, 2021	$0.41
May 10, 2021	June 30, 2021	July 15, 2021	$0.41

At September 30, 2022 and December 31, 2021, Crescent, Sun Life and other related parties owned 6.64% and 5.10%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2022 and December 31, 2021, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Net increase (decrease) in net assets resulting from operations	$(2,378)	$16,679	$12,942	$70,798
Weighted average common shares outstanding	30,887,360	28,167,360	30,887,360	28,167,360
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$(0.08)	$0.59	$0.42	$2.51

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of September 30, 2022	As of December 31, 2021
Tax Cost		$1,316,045	$1,260,862
Gross Unrealized Appreciation		$2,699	$34,877
Gross Unrealized Depreciation		(25,871)	(25,373)
	Net Unrealized Investment Appreciation (Depreciation)	$(23,172)	$9,504

The Company recognized the following income taxes related to Taxable Subsidiary and excise taxes related to the Company’s status as a RIC:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Income tax (benefit) provision	$(274)	$-	$(163)	$-
Excise tax (benefit) provision	(76)	170	227	1,403
(Benefit) provision for income and excise taxes	$(350)	$170	$64	$1,403

As of September 30, 2022 and December 31, 2021, $452 and $1,733 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Benefit (provision) for taxes on realized gain on investments	$(409)	$2	$(626)	$(370)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(192)	(392)	(20)	(332)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(601)	$(390)	$(646)	$(702)

As of September 30, 2022 and December 31, 2021, $99 and $42, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of September 30, 2022 and December 31, 2021, $1,033 and $956, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the nine months ended September 30,
	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$21.12	$19.88
Net investment income after tax	1.41	1.25
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(0.99)	1.26
Net increase (decrease) in net assets resulting from operations	0.42	2.51
Distributions declared from net investment income(2)	(1.38)	(1.23)
Total increase (decrease) in net assets	(0.96)	1.28
Net asset value, end of period	$20.16	$21.16
Shares outstanding, end of period	30,887,360	28,167,360
Market value, end of period	$15.02	$19.13
Weighted average shares outstanding	30,887,360	28,167,360
Total return based on market value (3)	-7.14%	40.31%
Total return based on net asset value (4)	1.99%	12.63%
Ratio/Supplemental Data:
Net assets, end of period	$622,602	$596,152
Ratio of total net expenses to average net assets(5)(6)	8.02%	8.01%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.23%	2.85%
Ratio of net investment income before taxes to average net assets (6)	9.10%	8.43%
Ratio of interest and credit facility expenses to average net assets(6)	4.31%	3.34%
Ratio of net incentive fees to average net assets(6)	0.48%	1.82%
Ratio of portfolio turnover to average investments at fair value(7)	15.98%	28.50%
Asset coverage ratio	189%	205%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP and WhiteHawk III Onshore Fund LP. Excluding the effects of waivers, the ratio of total expenses to average net assets would have been 8.04% and 8.03% for the nine months ended September 30, 2022 and 2021, respectively.
(6)
Annualized.
(7)
Not annualized.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2022 and for the nine months ended September 30, 2022.

On November 4, 2022, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on January 17, 2023 to stockholders of record as of December 30, 2022.

Pending Acquisition of First Eagle Alternative Capital BDC, Inc.

On October 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Eagle Alternative Capital BDC, Inc., a Delaware corporation, Echelon Acquisition Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Acquisition Sub”), Echelon Acquisition Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Acquisition Sub 2”), and the Adviser. The Merger Agreement provides that (i) Acquisition Sub will merge with and into FCRD (the “First Merger”), with FCRD continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Surviving Company”), and (ii) immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into Acquisition Sub 2 (collectively with the First Merger, the “FCRD Acquisition”), with Acquisition Sub 2 continuing as the surviving company and as a wholly-owned subsidiary of the Company. The boards of directors of both the Company and FCRD have each unanimously approved the FCRD Acquisition.

At the date and time when the First Merger becomes effective (the “Effective Time”), each share of common stock, par value $0.001 per share, of FCRD (“FCRD Common Stock”) issued and outstanding as of two days prior to the closing (the “Determination Date”) (excluding shares held by subsidiaries of FCRD or held, directly or indirectly, by the Company or Acquisition Sub (“Cancelled Shares”) and Dissenting Shares (as defined in Exhibit 2.4)) shall be converted into the right to receive (i) a portion of the CCAP Aggregate Merger Consideration (as defined below) pursuant to the election and proration procedures described below and in Exhibit 2.4 and (ii) from the Adviser, an amount equal to (a) $35.0 million divided by (b) the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares) (the “CCAP Advisor Cash Consideration”). The “CCAP Aggregate Merger Consideration” means the sum of (A) a number of shares of the Company’s common stock equal to the number of shares of FRCD Common Stock issued and outstanding as of the Determination Date, multiplied by the Exchange Ratio (as defined below); provided, that in no event will the aggregate number of shares of the Company’s common stock to be issued pursuant to the Merger Agreement (the “Total CCAP Stock Consideration”) exceed 19.99% of the number of shares of the Company’s common stock issued and outstanding as of October 3, 2022, and (B) if the Total CCAP Stock Consideration is less than the FCRD Closing Net Asset Value (as defined below), an amount in cash, without interest, to be paid by the Company equal to (a) the FCRD Closing Net Asset Value (as defined below) minus the Aggregate Share Consideration Value (as defined below) (such cash amount, the “CCAP Aggregate Cash Consideration”).

On the Determination Date, each of the Company and FCRD shall deliver to the other party a calculation of its estimated net asset value, as adjusted pursuant to the terms of the Merger Agreement, as of 5:00 p.m. New York City time on the Determination Date, calculated in good faith (the Company’s total net asset value as of the Determination Date, the “CCAP Closing Net Asset Value” and the total net asset value of FCRD as of the Determination Date, the “FCRD Closing Net Asset Value”); provided, that each party shall update and redeliver such calculation in certain circumstances described in the Merger Agreement. Based on such calculations, the parties will calculate the “CCAP Per Share NAV”, which will equal the CCAP Closing Net Asset Value divided by the number of shares of the Company’s common stock issued and outstanding as of the Determination Date, and the “FCRD per Share NAV”, which will equal the FCRD Closing Net Asset Value divided by the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares). The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the FCRD Per Share NAV divided by (ii) the CCAP Per Share NAV. The “Aggregate Share Consideration Value” shall refer to (a) the Total CCAP Stock Consideration multiplied by (b) the CCAP Per Share NAV.

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary-market support and will purchase $20.0 million of the combined company’s common stock via a share purchase program over time following the consummation of the Merger Agreement.

The completion of the FCRD Acquisition is subject to certain conditions, including, among others, FCRD stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and other customary closing conditions.

As of September 30, 2022, the Company incurred $1,534 of costs related to the acquisition, which were recorded as Other assets on the Consolidated Statements of Assets and Liabilities.

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

We are managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the SEC under the 1940 Act. CCAP Administration, LLC (the “Administrator”), provides the administrative services necessary for us to operate. Our management consists of investment and administrative professionals from the Adviser and Administrator along with our Board. The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of six directors, five of whom are independent.

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

Pending FCRD Acquisition

On October 3, 2022, we entered into a definitive agreement (the “Merger Agreement”) with First Eagle Alternative Capital BDC, Inc., a Delaware corporation that has elected to be treated as a BDC under the 1940 Act (“FCRD”), Echelon Acquisition Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Acquisition Sub”), Echelon Acquisition Sub LLC, a Delaware limited liability company and our direct wholly-owned subsidiary (“Acquisition Sub 2”), and the Adviser. The Merger Agreement provides that (i) Acquisition Sub will merge with and into FCRD (the “First Merger”), with FCRD continuing as the surviving company and as our wholly-owned subsidiary (the “Surviving Company”), and (ii) immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into Acquisition Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Acquisition Sub 2 continuing as the surviving company and as a wholly-owned subsidiary of the Company. The boards of directors of both companies have each unanimously approved the FCRD Acquisition.

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary-market support and will purchase $20.0 million of the combined company’s common stock via a share purchase program over time following the consummation of the Merger Agreement.

Merger Consideration

At the date and time when the First Merger becomes effective (the “Effective Time”), each share of common stock, par value $0.001 per share, of FCRD (“FCRD Common Stock”) issued and outstanding as of two days prior to the closing (the “Determination Date”) (excluding shares held by subsidiaries of FCRD or held, directly or indirectly, by us or Acquisition Sub (“Cancelled Shares”) and Dissenting Shares (as defined in Exhibit 2.4)) shall be converted into the right to receive (i) a portion of the CCAP Aggregate Merger Consideration (as defined below) pursuant to the election and proration procedures described below and in Exhibit 2.4 and (ii) from our Adviser, an amount equal to (a) $35.0 million divided by (b) the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares) (the “CCAP Advisor Cash Consideration”). The “CCAP Aggregate Merger Consideration” means the sum of (A) a number of shares of our common stock equal to the number of shares of FRCD Common Stock issued and outstanding as of the Determination Date, multiplied by the Exchange Ratio (as defined below); provided, that in no event will the aggregate number of shares of our common stock to be issued pursuant to the Merger Agreement (the “Total CCAP Stock Consideration”) exceed 19.99% of the number of shares of our common stock issued and outstanding as of October 3, 2022, and (B) if the Total CCAP Stock Consideration is less than the FCRD Closing Net Asset Value (as defined below), an amount in cash, without interest, to be paid by us equal to (a) the FCRD Closing Net Asset Value (as defined below) minus the Aggregate Share Consideration Value (as defined below) (such cash amount, the “CCAP Aggregate Cash Consideration”).

On the Determination Date, each of us and FCRD shall deliver to the other party a calculation of its estimated net asset value, as adjusted pursuant to the terms of the Merger Agreement, as of 5:00 p.m. New York City time on the Determination Date, calculated in good faith (our total net asset value as of the Determination Date, the “CCAP Closing Net Asset Value” and the total net asset value of FCRD as of the Determination Date, the “FCRD Closing Net Asset Value”); provided, that each party shall update and redeliver such calculation in certain circumstances described in the Merger Agreement. Based on such calculations, the parties will calculate the “CCAP Per Share NAV”, which will equal the CCAP Closing Net Asset Value divided by the number of shares of our common stock issued and outstanding as of the Determination Date, and the “FCRD per Share NAV”, which will equal the FCRD Closing Net Asset Value divided by the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares). The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the FCRD Per Share NAV divided by (ii) the CCAP Per Share NAV. The “Aggregate Share Consideration Value” shall refer to (a) the Total CCAP Stock Consideration multiplied by (b) the CCAP Per Share NAV.

Representations, Warranties and Covenants

The Merger Agreement contains customary representations and warranties of FCRD, us and our Adviser. Additionally, the Merger Agreement contains customary pre-closing covenants, including covenants requiring FCRD and us (i) to use reasonable best efforts to cause the consummation of the transactions contemplated by the Merger Agreement, (ii) to use reasonable best efforts conduct its business in the ordinary course and (iii) to refrain from taking certain actions prior to the consummation of the Mergers without the other party’s consent (which consent shall not be unreasonably withheld, delayed or conditioned).

The Merger Agreement contains “no-shop” provisions that restrict FCRD’s ability to solicit or initiate discussions or negotiations with third parties regarding other proposals to acquire FCRD, and FCRD is restricted in its ability to respond to such proposals. In addition, FCRD must (i) call and hold a meeting of the holders of FCRD stockholders solely for the purpose of seeking the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of FCRD Common Stock entitled to vote thereon (such approval, the “FCRD Stockholder Approval” and such meeting, the “FCRD Stockholders Meeting”), (ii) include, in the Proxy Statement, the recommendation of the board of directors of FCRD that the stockholders of FCRD adopt the Merger Agreement and approve the transactions contemplated thereby (the “FCRD Recommendation”) and (iii) not withhold or withdraw, or modify or qualify in a manner adverse to us or Acquisition Sub, the FCRD Recommendation.

Conditions to the Mergers

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary closing conditions, including obtaining the FCRD Stockholder Approval. The obligation of each party to consummate the Mergers is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

Termination

The Merger Agreement contains customary termination rights. In particular, at any time prior to receipt of the FCRD Stockholder Approval, FCRD may terminate the Merger Agreement in order to substantially concurrently enter into a binding definitive agreement providing for the consummation of a superior proposal, subject to FCRD’s compliance with notice and other specified conditions contained in the non-solicitation covenants, including giving us the opportunity to propose revisions to the terms of the transactions contemplated by the Merger Agreement during a period following notice, and provided that FCRD has not otherwise materially breached any provision of the non-solicitation covenants.

If the Merger Agreement is terminated by FCRD as provided in the foregoing paragraph or is terminated under certain other circumstances, upon notice by us, FCRD must pay us a termination fee equal to $5,555,550 (“FCRD Termination Fee”), minus any amounts that FCRD previously paid to us in the form of expense reimbursement. Similarly, if the Merger Agreement is terminated under certain other circumstances by us, upon notice by FCRD, we must pay FCRD a termination fee equal to $7,142,850.

Voting Agreement

Concurrently with us entering into the Merger Agreement, we also entered into a letter agreement (the “Voting Agreement”) with First Eagle Investment Management LLC (“FEIM”), with respect to 5,004,000 shares FCRD Common Stock (the “Voting Agreement Shares”). Pursuant to the Voting Agreement, FEIM has agreed to (i) grant an irrevocable proxy to us and vote (or direct the Voting Agreement Shares to vote) in favor of the Mergers, and any other matter contemplated as necessary or advisable to the consummation of the Mergers at the FCRD Stockholders Meeting, (ii) not to vote in favor of any competing proposal, alternative acquisition agreements, or any proposal, transaction, agreement or action that would, or could reasonably be expected to, prevent, impede, frustrate, interfere with, delay, postpone or adversely affect the Mergers or any of the other transactions contemplated by the Merger Agreement, in contravention of the terms and conditions set forth in the Merger Agreement or change in any manner the voting rights of any class of shares of FCRD, and (iii) not, directly or indirectly, transfer, sell, offer, exchange, assign, pledge, convey any legal or beneficial ownership interest in or otherwise dispose of, or encumber any of the Voting Agreement Shares or enter into any contract, option, or other agreement with respect to, or consent to, a transfer of, any of the Voting Agreement Shares or their voting or economic interest therein other than pursuant to the Merger Agreement and in connection with the Merger during the period commencing on the date of the Voting Agreement and ending on the earlier of (a) the closing date, or (b) the termination of the Merger Agreement.

Acquisition Costs

As of September 30, 2022, we incurred $1.5 million of costs related to the acquisition, which were recorded as Other assets on the Consolidated Statements of Assets and Liabilities.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2022		As of December 31, 2021
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$328.0	25.4%	$329.9	26.0%
Unitranche First Lien	811.1	62.7	731.0	57.5
Unitranche First Lien - Last Out	13.1	1.0	13.7	1.1
Senior Secured Second Lien	61.9	4.8	72.7	5.7
Unsecured Debt	4.5	0.3	5.6	0.4
Equity & Other	46.1	3.6	59.5	4.7
LLC/LP Equity Interests	28.2	2.2	58.0	4.6
Total investments	$1,292.9	100.0%	$1,270.4	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
New investments at cost:
Senior Secured First Lien	$18.4	$36.4	$62.7	$101.0
Unitranche First Lien	64.5	114.1	183.0	252.2
Unitranche First Lien - Last Out	—	—	4.0	—
Senior Secured Second Lien	2.5	—	2.5	—
Unsecured Debt	0.7	—	0.7	2.3
Equity & Other	1.4	5.3	4.5	7.3
LLC/LP Equity Interests	2.3	2.7	4.7	4.9
Total	$89.8	$158.5	$262.1	$367.7
Proceeds from investments sold or repaid:
Senior Secured First Lien	$24.7	$59.0	$62.2	$131.3
Unitranche First Lien	21.6	14.5	80.5	77.4
Unitranche First Lien - Last Out	1.2	—	5.1	—
Senior Secured Second Lien	—	9.1	9.3	50.6
Unsecured Debt	—	0.3	1.9	0.3
Equity & Other	0.9	39.8	14.9	47.4
LLC/LP Equity Interests	11.3	0.1	32.2	2.6
Total	$59.7	$122.8	$206.1	$309.6
Net increase (decrease) in portfolio	$30.1	$35.7	$56.0	$58.1

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2022	As of December 31, 2021
Weighted average yield on income producing securities (at cost) (1)	9.5%	7.5%
Percentage of debt bearing a floating rate (at fair value)	98.7%	98.5%
Percentage of debt bearing a fixed rate (at fair value)	1.3%	1.5%
Number of portfolio companies	136	134
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of September 30, 2022				As of December 31, 2021
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,224.2	98.0%	$1,203.0	98.7%	$1,129.6	98.4%	$1,138.7	98.8%
Non-Accrual	25.2	2.0%	15.7	1.3%	18.9	1.6%	14.1	1.2%
Total	$1,249.4	100.0%	$1,218.7	100.0%	$1,148.5	100.0%	$1,152.8	100.0%

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

As of September 30, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.3% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, we had five investments across three portfolio companies on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2022 and December 31, 2021.

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

($ in millions)	As of September 30, 2022		As of December 31, 2021
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	12.3	1.0%	—	—%
2	1,131.1	87.5	1,155.8	91.0
3	133.8	10.3	100.5	7.9
4	15.7	1.2	14.1	1.1
5	—	—	—	—
Total	1,292.9	100.0%	1,270.4	100.0%

RESULTS OF OPERATIONS

Summary Statement of Operations

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Total investment income	$29.0	$25.5	$82.1	$69.8
Total net expenses	13.0	12.8	38.5	34.7
Net investment income	$16.0	$12.7	$43.6	$35.1
Net realized gain (loss) on investments and forward contracts	(2.1)	27.9	4.7	32.2
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(15.6)	(23.5)	(34.7)	4.2
Net realized and unrealized gains (losses)	$(17.7)	$4.4	$(30.0)	$36.4
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.7)	(0.4)	(0.7)	(0.7)
Net increase (decrease) in net assets resulting from operations	$(2.4)	$16.7	$12.9	$70.8

Investment Income

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest from investments	$27.2	$22.8	$75.7	$63.5
Dividend Income	1.6	2.4	6.0	5.7
Other Income	0.2	0.3	0.4	0.6
Total investment income	$29.0	$25.5	$82.1	$69.8

Interest income, which includes amortization of upfront fees, increased from $22.8 million for the three months ended September 30, 2021 to $27.2 million for the three months ended September 30, 2022, due to an expansion of the income-producing investment portfolio and a rise in benchmark rates. Included in interest from investments for the three months ended September 30, 2022 and 2021 are $0.3 million and $3.9 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $2.4 million for the three months ended September 30, 2021 to $1.6 million for the three months ended September 30, 2022, due to lower one-time dividend distributions from portfolio companies. Other income, which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities, was $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.

Interest income, which includes amortization of upfront fees, increased from $63.5 million, for the nine months ended September 30, 2021, to $75.7 million for the nine months ended September 30, 2022, due to an expansion of the income-producing investment portfolio and a rise in benchmark rates. Included in interest from investments for the nine months ended September 30, 2022 and 2021 are $2.1 million and $7.0 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $5.7 million for the nine months ended September 30, 2021 to $6.0 million for the three months ended September 30, 2022 due to higher dividend distributions from the Senior Loan Fund. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $0.6 million for the nine months ended September 30, 2021 to $0.4 million for the nine months ended September 30, 2022, due to lower amendment fees received.

Expenses

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest and other debt financing costs	$8.7	$5.7	$20.7	$14.5
Management fees	4.1	3.5	12.2	10.1
Income based incentive fees	2.7	2.7	8.0	7.5
Capital gains based incentive fees	(3.1)	0.8	(5.3)	6.2
Professional fees	0.3	0.5	1.0	1.5
Directors’ fees	0.1	0.1	0.4	0.4
Other general and administrative expenses	0.6	0.7	2.1	2.0
Total expenses	$13.4	$14.0	$39.1	$42.2
Management fee waiver	(0.1)	(0.5)	(0.2)	(3.1)
Income based incentive fees waiver	(0.1)	(0.9)	(0.5)	(5.8)
Net expenses	$13.4	$12.6	$38.4	$33.3
(Benefit) provision for income and excise taxes	(0.4)	0.2	0.1	1.4
Total	$13.0	$12.8	$38.5	$34.7

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended September 30, 2022 and 2021 interest and other debt financing costs were $8.7 million and $5.7 million, respectively. For the nine months ended September 30, 2022 and 2021 interest and other debt financing costs were $20.7 million and $14.5 million, respectively. The increase for both periods was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended September 30, 2022 and 2021, we incurred management fees of $4.1 million and $3.5 million, respectively, of which $0.1 million and $0.5 million, respectively, were waived. For the nine months ended September 30, 2022 and 2021, we incurred management fees of $12.2 million and $10.1 million, respectively, of which $0.2 million and $3.1 million, respectively, were waived. The increase in net management fees was driven by growing assets under management and the expiration of the management fee waiver on July 31, 2021.

Incentive Fees

For the three months ended September 30, 2022 and 2021, we incurred income based incentive fees of $2.7 million and $2.7 million, of which $0.1 million and $0.9 million, respectively, were waived. For the nine months ended September 30, 2022 and 2021, we incurred income based incentive fees of $8.0 million and $7.5 million, of which $0.5 million and $5.8 million, respectively, were waived. The increase in net incentive fees was driven by growing investment income and the expiration of the income based incentive fee waiver on July 31, 2021.

For the three months ended September 30, 2022 and 2021 we (reversed) accrued $(3.1) million and $0.8 million, respectively, of capital gains based incentive fees. For the nine months ended September 30, 2022 and 2021 we (reversed) accrued $(5.3) million and $6.2 million, respectively, of capital gains based incentive fees. As of September 30, 2022 and December 31, 2021, $1.1 million and $6.3 million, respectively, was accrued and unpaid. The fluctuation in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the three months ended September 30, 2022 and 2021, professional fees were $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, professional fees were $1.0 million and $1.5 million, respectively. The decrease in the comparative periods' professional fees was attributable to lower legal expense during the current year.

For the three months ended September 30, 2022 and 2021, other general and administrative expenses were $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, other general and administrative expenses were $2.1 million and $2.0 million, respectively.

Income and Excise Taxes

For the three months ended September 30, 2022 and 2021, we (reversed) expensed income and excise taxes of $(0.4) million and $0.2 million. For the nine months ended September 30, 2022 and 2021, we expensed income and excise taxes of $0.1 million and $1.4 million. The decrease in the comparative periods' income and excise tax was attributable to a true-up as a result of the filing of the 2021 tax returns.

Net Investment Income

For the three months ended September 30, 2022 and 2021, GAAP net investment income was $16.0 million or $0.52 per share and $12.7 million or $0.45 per share, respectively. For the nine months ended September 30, 2022 and 2021, GAAP net investment income was $43.6 million or $1.41 per share and $35.1 million or $1.25 per share, respectively. The increase in the per share net investment income was due to a reversal of previously recorded capital gains incentive fees.

For the three months ended September 30, 2022 and 2021, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”), was $13.0 million or $0.42 per share and $13.5 million or $0.48 per share, respectively. For the nine months ended September 30, 2022 and 2021, Adjusted Net Investment Income was $38.3 million or $1.24 per share and $41.3 million or $1.47 per share, respectively. The decrease in the per share Adjusted Net Investment Income was due to the expiration of management fee and income based incentive fee waivers on July 31, 2021.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the three months ended September 30,				For the nine months ended September 30,
	2022		2021		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
GAAP net investment income	$16.0	$0.52	$12.7	$0.45	$43.6	$1.41	$35.1	$1.25
Capital gains based incentive fee	(3.0)	(0.10)	0.8	0.03	(5.3)	(0.17)	6.2	0.22
Adjusted Net Investment Income	$13.0	$0.42	$13.5	$0.48	$38.3	$1.24	$41.3	$1.47

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Realized losses on non-controlled and non-affiliated investments	$(1.5)	$(0.1)	$(1.6)	$(0.2)
Realized gains on non-controlled and non-affiliated investments	0.3	0.5	1.6	5.1
Realized losses on non-controlled and affiliated investments	—	—	—	—
Realized gains on non-controlled and affiliated investments	—	27.5	7.1	27.5
Realized losses on controlled investments	(0.8)	—	(2.5)	(0.1)
Realized gains on controlled investments	—	—	—	—
Realized losses on foreign currency forwards	—	(0.1)	—	—
Realized gains on foreign currency forwards	—	—	—	—
Realized losses on foreign currency transactions	(0.1)		(0.1)	(0.2)
Realized gains on foreign currency transactions	—	0.1	0.2	0.1
Net realized gains (losses) on investments	$(2.1)	$27.9	$4.7	$32.2
Change in unrealized depreciation on non-controlled and non-affiliated investments	(24.2)	(9.3)	(45.2)	(15.0)
Change in unrealized appreciation on non-controlled and non-affiliated investments	8.7	12.2	10.8	28.2
Change in unrealized depreciation on foreign currency translation	—	—	—	—
Change in unrealized appreciation on foreign currency translation	1.1	—	1.3	—
Change in unrealized depreciation on non-controlled and affiliated investments	(6.1)	(28.8)	(10.7)	(14.2)
Change in unrealized appreciation on non-controlled and affiliated investments	0.2	0.6	0.2	1.7
Change in unrealized depreciation on controlled and affiliated investments	(1.0)	—	(2.4)	—
Change in unrealized appreciation on controlled and affiliated investments	—	0.3	—	1.5
Change in unrealized depreciation on foreign currency forwards	—	—	—	—
Change in unrealized appreciation on foreign currency forwards	5.7	1.5	11.3	2.0
Net unrealized appreciation (depreciation) on investments	(15.6)	(23.5)	(34.7)	4.2
Net realized and unrealized gains (losses) on investments and asset acquisition	(17.7)	4.4	(30.0)	36.4

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

During the nine months ended September 30, 2022 and 2021, our average U.S. Dollar notional exposure to foreign currency forward contracts were $98.7 million and $70.1 million, respectively.

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

As of September 30, 2022, we had $22.2 million in cash and cash equivalents and restricted cash and cash equivalents and $193.0 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of September 30, 2022, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2022. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

There were no equity issuances of our common stock during the nine months ended September 30, 2022. During the year ended December 31, 2021, we issued 2,720,000 shares of our common stock for total proceeds of $58.0 million in connection with the equity offering on November 18, 2021.

Debt

($ in millions)	September 30, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$241.8	$108.2	$241.8	$245.2	6.09%
SMBC Corporate Revolving Facility	350.0	265.2	84.8	265.2	235.4	4.94%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	135.0	4.21%
Total Debt	$885.0	$692.0	$193.0	$692.0	$665.6	5.31%

($ in millions)	December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Weighted Average Debt Outstanding	Weighted Average Interest Rate
SPV Asset Facility	$350.0	$249.5	$100.5	$249.5	$269.8	2.53%
SMBC Corporate Revolving Facility	300.0	203.4	96.6	203.4	25.0	2.39%
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	6.50%
2026 Unsecured Notes	135.0	135.0	—	135.0	99.7	4.21%
Ally Corporate Revolving Facility	—	—	—	—	83.2	0.00%
InterNotes®	—	—	—	—	3.0	0.00%
Total Debt	$835.0	$637.9	$197.1	$637.9	$530.7	3.15%

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

Ally Corporate Revolving Facility

On August 20, 2019, the Company entered into a senior secured revolving credit facility with Ally Bank, as Administrative Agent and Arranger (the “Ally Corporate Revolving Facility”). The maximum principal amount of the Ally Corporate Revolving Facility was $200.0 million, subject to availability under the borrowing base. Borrowings under the Ally Corporate Revolving Facility bore interest at LIBOR plus a 2.35% margin with no LIBOR floor.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Ally Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® is presented below:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Borrowing interest expense	$8.1	$4.2	$18.7	$11.7
Unused facility fees	0.2	0.3	0.7	0.8
Amortization of financing costs	0.4	1.2	1.3	2.0
Total interest and credit facility expenses	$8.7	$5.7	$20.7	$14.5
Weighted average outstanding balance	694.9	507.1	665.6	529.8

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

As of September 30, 2022 and December 31, 2021, our asset coverage ratio was 189% and 201%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022 and December 31, 2021, we had aggregate unfunded commitments totaling $193.4 million and $195.6 million, respectively.

RECENT DEVELOPMENTS

On November 4, 2022, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on January 17, 2023 to stockholders of record as of December 30, 2022.

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

As of September 30, 2022, 98.7% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 200 basis points	24.2	10.1	14.1
Up 100 basis points	12.1	5.1	7.0
Up 75 basis points	9.1	3.8	5.3
Up 50 basis points	6.1	2.5	3.6
Down 50 basis points	(6.1)	(2.5)	(3.6)
Down 75 basis points	(9.1)	(3.8)	(5.3)
Down 100 basis points	(12.1)	(5.1)	(7.0)
Down 200 basis points	(24.2)	(10.1)	(14.1)
(1)
Excludes the impact of income incentive fees. See Note 3 to our consolidated financial statements for more information on the income incentive fees.

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2022, we had £23.0 million, €17.8 million, CAD $30.7 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £23.0 million, €18.3 million, CAD $30.8 million, AUD $29.9, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Market Risk Factors

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics (including the COVID-19), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company’s returns and net asset value. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Risks Factors Relating to the Merger

Sales of shares of our common stock after the completion of the Mergers may cause the market price of our common stock to decline.

Based on the number of outstanding shares of our common stock as of October 3, 2022 and the net asset values of each of us and FCRD as of June 30, 2022, we would issue approximately 6.2 million shares of our common stock pursuant to the Merger Agreement to FCRD stockholders. Many FCRD stockholders may decide not to hold the shares of our common stock they will receive pursuant to the Merger Agreement. In addition, our existing stockholders may decide not to hold their shares of our common Stock after completion of the Mergers. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the completion of the Mergers.

We and FCRD may fail to consummate the Mergers. If the Mergers do not close, we will not benefit from the expenses incurred in their pursuit.

While there can be no assurances as to the exact timing, or that the Mergers will be completed at all, we and FCRD are working to complete the Mergers late in the fourth quarter of 2022 or early in the first quarter of 2023. The consummation of the Mergers is subject to certain conditions, including, among others, the FCRD Stockholder Approval, required regulatory approvals and other customary closing conditions. We and FCRD intend to consummate the Mergers as soon as possible; however, there can be no assurance that the conditions required to consummate the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

Consummation of the Mergers will cause immediate dilution to our stockholders’ voting interests and may cause immediate dilution to the net asset value per share of the combined company’s common stock.

Our stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective ownership interests in us prior to the Mergers. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies.

If the Mergers are consummated, based on the number of shares of our common stock issued and outstanding as of June 30, 2022 and the net asset values of each of us and FCRD on June 30, 2022, it is expected that our current stockholders will own approximately 83% of our outstanding common stock and former FCRD Stockholders will own approximately 17% of our outstanding common stock immediately following consummation of the Mergers. In addition, subject to certain restrictions in the Merger Agreement, we may issue additional shares of our common stock (including, subject to certain restrictions under the 1940 Act, at prices below our common stock’s then current NAV per share), all of which would further reduce the percentage ownership of the combined company held by former FCRD Stockholders and our current stockholders. In addition, the issuance or sale of shares of our common stock at a discount to our net asset value per share poses a risk of economic dilution to stockholders.

The combined company may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of FCRD’s investment portfolio with our investment portfolio and the integration of FCRD’s business with our business. There can be no assurance that FCRD’s and our businesses can be operated profitably or integrated successfully into our operations in a timely fashion, or at all. The dedication of management resources to such integration may detract attention from our day-to-day business and, following completion of the Mergers, of the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of FCRD’s investment portfolio to perform as expected, could have a material adverse effect on financial results of the combined company.

We also expect to achieve certain cost savings and synergies from the Mergers when the two companies have fully integrated their portfolios. It is possible that our estimates of the potential cost savings and synergies could turn out to be incorrect. If the estimates turn out to be incorrect or the combined company cannot integrate their investment portfolios and businesses, the anticipated cost savings and synergies may not be fully realized, or realized at all, or may take longer to realize than expected.

The Mergers may trigger certain “change of control” provisions and other restrictions in certain of our and FCRD’s contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of us and FCRD or our respective controlled affiliates will or may require the consent of one or more counterparties in connection with the Mergers. The failure to obtain any such consent may permit such counterparties to terminate, or otherwise increase their rights or our or FCRD’s obligations under, any such agreement because the Mergers may violate an anti-assignment, change of control or similar provision. If this happens, we or FCRD may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. We cannot assure you that we or FCRD will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing us from operating a material part of FCRD’s business.

In addition, the consummation of the Mergers may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under our or FCRD’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

Litigation which may be filed against us or FCRD in connection with the Mergers, regardless of its merits, could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, we and FCRD may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on our liquidity and financial condition or could prevent the Mergers from being completed.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•
our businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•
the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed; and
•
the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Merger Agreement.

No assurance can be given that the Mergers will be completed. The Merger Agreement provides for the payment by us to FCRD of a termination fee under certain circumstances.

The Mergers are subject to closing conditions, including the FCRD Stockholder Approval, that, if not satisfied or waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including the FCRD Stockholder Approval, that, if not satisfied, will prevent the Mergers from being completed. The closing condition that FCRD Stockholders approve the First Merger may not be waived under applicable law and must be satisfied for the Mergers to be completed. FCRD currently expects that all directors and executive officers of FCRD will vote their shares of FCRD Common Stock in favor of the proposals presented at the FCRD Special Meeting required to complete the Mergers. In addition, First Eagle Investment Management LLC (“FEIM”) has entered into a voting agreement pursuant to which it has agreed to vote the shares of FCRD Common Stock held by FEIM in favor of the proposals presented at the FCRD Special Meeting required to complete the Mergers. If FCRD stockholders do not approve the First Merger and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our businesses and operations.

In addition to the FCRD Stockholder Approval, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict with certainty whether and when these other conditions will be satisfied.

We may waive one or more conditions to the Mergers.

Certain conditions to our obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement with FCRD. In the event that any such waiver does not require resolicitation of FCRD’s stockholders, the parties to the Merger Agreement will have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of FCRD’s stockholders, however, cannot be waived.

We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us to seek to change their existing business relationships. In addition, the Mergers agreement restricts us from taking actions that they might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

The market price of our common stock after the Mergers may be affected by factors different from those affecting our common stock currently.

Our businesses and FCRD’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of our common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of us and FCRD. These factors include:

•
a larger stockholder base;
•
a different portfolio composition; and
•
a different capital structure.

Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.

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

2.4

Agreement and Plan of Merger, dated as of October 3, 2022, by and among the Company,
Echelon Acquisition Sub, Inc., Echelon Acquisition Sub LLC, First Eagle Alternative Capital BDC, Inc. and Crescent Cap
Advisors, LLC (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 4,2022).

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

Crescent Capital BDC, Inc.

Date: November 9, 2022	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 9, 2022	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer