Form 10-K
period 2022-12-31
Crescent Capital BDC, Inc.
filed 2023-02-22
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, was $225.6 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at February 22, 2023 was 30,887,360

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

1

CRESCENT CAPITAL BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

SUMMARY OF RISK FACTORS

The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in “Item 1A. Risk Factors.” This summary should be read in conjunction with “Item 1A. Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Relating to our Business and Structure

•
Global economic, political and market conditions, including those caused by inflation and a rising interest rate environment, have (and in the future, could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.
•
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
•
We may not replicate the historical results achieved by Crescent.
•
Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.
•
Our Adviser and its affiliates and employees may have certain conflicts of interest.
•
Our ability to achieve our investment objective depends on our Adviser’s ability to support our investment process; if our Adviser were to lose key personnel or they were to resign, our ability to achieve our investment objective could be significantly harmed.
•
Crescent’s principals and employees, the Adviser or their affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
•
Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with our stockholders’ interests and may induce the Adviser to make speculative investments.
•
A significant portion of our investment portfolio is and will continue to be recorded at fair value and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
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

•
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
•
We will be subject to corporate level income tax if we are unable to qualify as a RIC and our business may be adversely affected if we fail to maintain our qualification as a RIC.
•
Stockholders may be required to pay tax in excess of the cash they receive. We may be subject to withholding of U. S. Federal income tax on distributions for non-U.S. stockholders.
•
We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to stockholders.
•
Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.
•
Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•
Changes in interest rates, changes in the method for determining the London Interbank Offered Rate, or LIBOR, and the potential replacement of LIBOR may affect our cost of capital and net investment income
•
We are and may be subject to restrictions under our credit facilities and any future credit or other borrowing facility that could adversely impact our business.
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
•
We may experience fluctuations in our quarterly operating results.
•
Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•
Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
•
The Adviser and the Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in operations.
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
•
There are risks related to the Mergers that could adversely impact us or our stockholders.
•
We and FCRD may fail to consummate the Mergers. If the Mergers do not close, we will not benefit from the expenses incurred in their pursuit.

Risks Relating to Our Investments

•
Our portfolio companies may be highly leveraged.
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

Item 1. Business

General

We are a specialty finance company focused on lending to middle-market companies. We were incorporated under the laws of the State of Delaware on February 5, 2015 and on January 30, 2020, we changed our state of incorporation from the State of Delaware to the State of Maryland. We were listed and began trading on the NASDAQ stock exchange on February 3, 2020 concurrently with the completion of the acquisition of Alcentra Capital Corporation in a cash and stock transaction (the “Alcentra Acquisition”). We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

We are managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (“Advisers Act”). CCAP Administration LLC (the “Administrator”) provides the administrative services necessary for us to operate. Our management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”).

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

We may borrow money from time to time within the levels permitted by the 1940 Act (up to 150% of asset coverage requirement). In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increases the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.”

Pending FCRD Acquisition

On October 3, 2022, we entered into a definitive agreement (the “Merger Agreement”) with First Eagle Alternative Capital BDC, Inc., a Delaware corporation that has elected to be treated as a BDC under the 1940 Act (“FCRD”), Echelon Acquisition Sub, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Acquisition Sub”), Echelon Acquisition Sub LLC, a Delaware limited liability company and our direct wholly-owned subsidiary (“Acquisition Sub 2”), and the Adviser. The Merger Agreement provides that (i) Acquisition Sub will merge with and into FCRD (the “First Merger”), with FCRD continuing as the surviving company and as our wholly-owned subsidiary (the “Surviving Company”), and (ii) immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into Acquisition Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Acquisition Sub 2 continuing as the surviving company and as a wholly-owned subsidiary of the Company. The boards of directors of both companies have each unanimously approved the FCRD Acquisition. A special meeting of stockholders of FCRD will be held on March 7, 2023 for the purpose of adopting the agreement and plan of merger.

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

About Crescent

Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed Crescent, an employee-owned, registered investment adviser. Crescent is a global credit investment manager with over $40 billion of assets under management. With its headquarters in Los Angeles, Crescent has over 200 employees based in four offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). As a result of the Sun Life Transaction, Crescent became a part of SLC Management, the institutional alternatives and traditional asset management business of Sun Life. There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

The Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of six members, five of whom are not “interested persons” of CCAP, the Adviser, the Administrator or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of our Board. Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include oversight of our quarterly determinations of the fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

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

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 17.5% of the realized capital gains, if any, on a cumulative basis from the inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. Additionally, on February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver became effective on July 31, 2021 and, pursuant to an extension of the waiver announced on October 4, 2022, will continue through December 31, 2023. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued as a result of its investments in GACP II LP and WhiteHawk III Onshore Fund LP.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that has not yet been received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.75% per quarter, or 7.0% annualized, and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned our stockholders' interest and may induce the Adviser to make speculative investments.”

GAAP Incentive Fee on Cumulative Unrealized Capital Appreciation

We accrue, but do not pay, a portion of the incentive fee based on capital gains with respect to net unrealized appreciation. Under GAAP, we are required to accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the incentive fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 17.5% of such amount, minus the aggregate amount of actual incentive fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Our Board monitors the mix and performance of our investments over time and will seek to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

Term

The Investment Advisory Agreement has been unanimously approved by the Board. Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect until January 5, 2024 and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment (as defined in the 1940 Act). The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—We are dependent upon key personnel of Crescent and the Adviser.”

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

Capital Resources and Borrowings

We anticipate cash to be generated from future offerings of securities, future borrowings, and cash flows from operations, including investment sales and repayments as well as income earned on investments. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In connection with borrowings, our lenders may require us to pledge assets and to comply with positive or negative covenants that could have an effect on our operations.

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
a.
Issuer is organized under the laws of, and has its principal place of business in, the United States;
b.
Issuer is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
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

Stock Exchange Corporate Governance Regulations

The Nasdaq Stock Market LLC has adopted various corporate governance requirements as part of its listing standards. We monitor our compliance with such listing standards to the extent applicable and will take actions necessary to ensure that we remain in compliance therewith.

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

Election to be Taxed as a Regulated Investment Company

We have elected to be treated, and intend to operate in a manner so as to continuously qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our stockholders as dividends. Instead, dividends we distribute (or are deemed to distributed) generally will be taxable to stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not passthrough to stockholders. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

• qualify as a RIC; and

• satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We are subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no U.S. federal income tax, in preceding years.

In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

• at all times during each taxable year, have in effect an election to be treated as a Business Development Company under the 1940 Act;

• derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership” (the “90% Gross Income Test”); and

• diversify our holdings so that at the end of each quarter of the taxable year:

◦ (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦ (ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (a) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (b) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (c) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (d) cause us to recognize income or gain without a corresponding receipt of cash; (e) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (f) adversely alter the characterization of certain complex financial transactions; or (g) produce income that will not be qualifying income for purposes of the 90% Gross Income Test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

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

Risks Relating to Macroeconomic Factors

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, supply chain disruptions, labor shortages, climate change, energy and other resource shortages, changes in laws, trade barriers, currency exchange controls and national and international political circumstances, may have long-term negative effects on the U.S. and worldwide financial markets and economy. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, negative effects of climate crisis and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the United States and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.

In particular, the consequences of the Russian military invasion of Ukraine, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the United States or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

The current political climate has intensified concerns about a potential trade war between China and the United States, as each country has imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

Recently, central banks such as the Federal Reserve Bank have been increasing interest rates in an effort to slow the rate of inflation. There is a risk that increased interest rates may cause the economy to enter a recession. Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Company to accurately or reliably value its portfolio;
•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
•
inability of the Company to pay any dividends and distributions or service its debt;
•
inability of the Company to maintain its status as a RIC under the Code;
•
declines in the value of our investments;
•
increased risk of default or bankruptcy by the companies in which we invest;
•
increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•
limited availability of new investment opportunities;
•
inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage; and
•
general threats to the Company’s ability to continue investment operations and to operate successfully as a BDC.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades, and the Federal Reserve has been raising the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. As inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

Risks Relating to our Business and Structure

We are dependent upon key personnel of Crescent and the Adviser.

We do not have any internal management capacity or employees. Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. We depend on the investment expertise, skill and network of business contacts of the senior personnel of our Adviser. Our Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Key personnel of our Adviser have departed in the past and current key personnel could depart at any time. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. The departure of key personnel or of a significant number of the investment professionals or partners of our Adviser could have a material adverse effect on our ability to achieve our investment objective. Our Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.

In addition, our Adviser may resign on 60 days’ notice. If we are unable to quickly find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, our operations are likely to experience a disruption and our ability to achieve our investment objective and pay distributions would likely be materially and adversely affected.

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

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter and source-of-income requirements on an annual basis. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

Under our dividend reinvestment plan, if a stockholder owns shares of our common stock, the stockholder will have all cash distributions automatically reinvested in additional shares of our common stock unless such stockholder, or his, her or its nominee on such stockholder’s behalf, specifically “opts out” of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a stockholder does not “opt out” of the dividend reinvestment plan, that stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, a stockholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the common stock received. Even if a stockholder chooses to “opt out” of the dividend reinvestment plan, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash in order to satisfy the Annual Distribution Requirement (as defined herein under the heading “Item 1(c). Description of Business—Regulation as a Business Development Company—Election to Be Taxed as a RIC”). As long as a sufficient portion of this dividend is available to be paid in cash (generally 20%) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of common stock.

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

We may be subject to withholding of U. S. Federal income tax on distributions to non-U.S. stockholders.

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

Properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if the stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. A similar exemption applies to property reported dividend distributions paid out of short-term capital gains. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. In particular, the exemption does apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our common stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if we designate the payment as a dividend eligible for the exemption. Also, because our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

We may retain income and capital gains in excess of what is permissible for excise tax purposes and such amounts will be subject to 4% U.S. federal excise tax, reducing the amount available for distribution to stockholders.

We may retain some income and capital gains in the future, including for purposes of providing additional liquidity, which amounts would be subject to a 4% U.S. federal excise tax to the extent we do not distribute during the calendar year the amount of distributions required to avoid the excise tax.. In that event, we will be liable for the tax on the amount by which it does not meet the foregoing distribution requirement. See Item 1(c). Description of Business—Regulation as a Business Development Company—Taxation as a RIC.”

Our business may be adversely affected if we fail to maintain our qualification as a RIC.

To maintain RIC tax treatment under the Code, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below and defined and further described in “Item 1(c). Description of Business—Regulation as a Business Development Company—Election to Be Taxed as a RIC.” The Annual Distribution Requirement will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement, which is an additional distribution requirement with respect to each calendar year in order to avoid the imposition of a 4% excise tax on the amount of any under-distribution. Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and are subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (i) be required to pay excise tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on its taxable income (including gains).

The 90% Income Test will be satisfied if we earn at least 90% of our gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of its assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also currently subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so. The SEC has adopted Rule 12d1-4 under the 1940 Act. Subject to certain conditions, Rule 12d1-4 provides an exemption to permit acquiring funds to invest in the securities of other registered investment companies and BDCs in excess of the limits prescribed by the 1940 Act.

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

Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. An increase in interest rates generally will increase the cost of borrowing for the companies in which we invest and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of Incentive Fees payable to our Advisor with respect to the portion of the Incentive Fee based on income.

Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate.

As an alternative to LIBOR, the Financial Reporting Council, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with SOFR, a new index calculated by reference to short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and any of our existing financial instruments which reference LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of, new hedges placed against, instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments. Moreover, these alternative rate-setting provisions may not be designed for regular use in an environment where LIBOR ceases to be published and may be an ineffective fallback following the discontinuation of LIBOR. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. The elimination of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

The majority of our portfolio investments are recorded at fair value as determined in good faith by Adviser as Valuation Designee with approval from our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments are in the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined by the Adviser as Valuation Designee in good faith in accordance with Rule 2a-5 and with the approval of our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the FASB Accounting Standards Codification, Fair Value Measurements and

Disclosures (ASC Topic 820). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Adviser as Valuation Designee with approval by our Board and not by such third-party valuation firm. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors.

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

We will adjust quarterly the valuation of our portfolio to reflect the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

In addition, the participation of the Adviser in the valuation process could result in a conflict of interest as the management fee payable is based on our gross assets and the incentive fees earned by the Adviser will be based, in part, on unrealized gains and losses.

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

We are highly dependent on Crescent’s information systems, and systems failures or cyber-attacks could significantly disrupt its business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, as general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Investment in private and middle-market companies involves a number of significant risks. Generally, limited public information exists about these companies, and we will rely on the ability of Crescent’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on its investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

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

As a BDC, we are required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the our Board, as described above in “ —Risks Relating to our Business and Structure—The majority of our portfolio investments are recorded at fair value as determined in good faith by Adviser as Valuation Designee with approval from our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.”

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
•
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

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is available to be paid in cash (generally 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the dividend in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

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

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). There is continued instability and volatility in the financial markets. Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), climate change, terrorism, mortality risks and morbidity rates.

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

Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value. See “Item 1a. Risk Factors-Risks Relating to Macroeconomic Factors: Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors.

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
•
loss of a major funding source.

In the past, securities class action litigation has been brought against numerous public companies resulting from volatility in the market price of their securities. Because of the potential volatility in the price of our common stock, we may become the target of securities litigation in the future. If we were to become involved in securities litigation, it could result in substantial costs, divert management’s attention and resources from the business and adversely affect the business.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the MGCL, including, without limitation, (a) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders or (b) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or the Charter or the Bylaws; or (iii) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of the Charter, as the same may be amended from time to time. The Charter includes this provision so that we can respond to litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any Internal Corporate Claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that it does not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceeds $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and have filed an annual report on Form 10-K, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period or (iv) December 31 of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the 1933 Act.

Risks Relating to the Mergers

Sales of shares of our common stock after the completion of the Mergers may cause the market price of our common stock to decline.

Based on the number of outstanding shares of our common stock as of October 3, 2022 and the net asset values of each of us and FCRD as of September 30, 2022, we would issue up to approximately 6.2 million shares of our common stock pursuant to the Merger Agreement to FCRD stockholders. Many FCRD stockholders may decide not to hold the shares of our common stock they will receive pursuant to the Merger Agreement. In addition, our existing stockholders may decide not to hold their shares of our common Stock after completion of the Mergers. In each case, such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the completion of the Mergers.

We and FCRD may fail to consummate the Mergers. If the Mergers do not close, we will not benefit from the expenses incurred in their pursuit.

While there can be no assurances as to the exact timing, or that the Mergers will be completed at all, we and FCRD are working to complete the Mergers late in the first quarter of 2023. The consummation of the Mergers is subject to certain conditions, including, among others, the FCRD Stockholder Approval, required regulatory approvals and other customary closing conditions. We and FCRD intend to consummate the Mergers as soon as possible; however, there can be no assurance that the conditions required to consummate the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

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

If the Mergers are consummated, based on the number of shares of our common stock issued and outstanding as of September 30, 2022 and the net asset values of each of us and FCRD on September 30, 2022, it is expected that our current stockholders will own approximately 83% of our outstanding common stock and former FCRD Stockholders will own approximately 17% of our outstanding common stock immediately following consummation of the Mergers. In addition, both prior to and after completion of the Mergers, subject to certain restrictions in the Merger Agreement, we may issue additional shares of our common stock (including, subject to certain restrictions under the 1940 Act, at prices below our common stock’s then current NAV per share), all of which would further reduce the percentage ownership of the combined company held by former FCRD Stockholders and our current stockholders. In addition, the issuance or sale of shares of our common stock at a discount to our net asset value per share poses a risk of economic dilution to stockholders.

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

The following table sets forth, for each fiscal quarter during the last two most recently completed fiscal years, the range of high and low sales prices of the common stock as reported on NASDAQ, the premium (discount) of sales price to our net asset value, or NAV, and the distributions declared by us for each fiscal quarter.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net	Low Sales Price Premium (Discount) to Net	Cash Dividend
Period	Value (1)	High	Low	Asset Value (2)	Asset Value (2)	Per Share (3)
Year ended December 31, 2021
First Quarter	$20.24	$18.17	$14.72	(10.2)%	(27.3)%	$0.41
Second Quarter	$20.98	$19.95	$17.05	(4.9)%	(18.7)%	$0.41
Third Quarter	$21.16	$19.33	$18.40	(8.6)%	(13.0)%	$0.41
Fourth Quarter	$21.12	$20.90	$17.60	(1.0)%	(16.7)%	$0.61	(4)
Year ended December 31, 2022
First Quarter	$21.18	$18.47	$17.16	(12.8)%	(19.0)%	$0.41
Second Quarter	$20.69	$18.05	$15.28	(12.8)%	(26.1)%	$0.41
Third Quarter	$20.16	$18.10	$15.02	(10.2)%	(25.5)%	$0.41
Fourth Quarter	$19.83	$14.92	$12.77	(24.8)%	(35.6)%	$0.41

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

The last reported price for our common stock on February 21, 2023 was $14.49 per share, which represented a (26.9)% discount to our NAV as of December 31, 2022.

Stock Performance Graph

This graph compares the stockholder return on our common stock from February 3, 2020 (the date our common stock commenced trading on NASDAQ) to December 31, 2022 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. This graph assumes that on February 3, 2020, $100 was invested in our common stock, Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
$150.00
$125.00
$100.00
$75.00
$50.00
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
CCAP
S&P 500
Russell 2000 Financial Services
S&P BDC Index

Holders

As of December 31, 2022, there were 32 holders of record of our common stock (excluding Cede & Co).

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

The following tables summarize our dividends declared and payable for the years ended December 31, 2022, 2021, and 2020:

($ in millions except per share amounts)

Date Declared	Record Date	Payment Date (1)	Per Share Amount	Total Amount
November 4, 2022	December 31, 2022	January 17, 2023	$0.41	$12.6
August 5, 2022	September 30, 2022	October 17, 2022	$0.41	$12.6
May 3, 2022	June 30, 2022	July 15, 2022	$0.41	$12.6
February 18, 2022	March 31, 2022	April 15, 2022	$0.41	$12.6
November 5, 2021	September 2, 2022	September 15, 2022	$0.05	$1.5
November 5, 2021	June 3, 2022	June 15, 2022	$0.05	$1.5
November 5, 2021	March 4, 2022	March 15, 2022	$0.05	$1.5
November 5, 2021	December 31, 2021	January 17, 2022	$0.41	$12.6
November 5, 2021	December 3, 2022	December 15, 2021	$0.05	$1.5
August 6, 2021	September 30, 2021	October 15, 2021	$0.41	$11.5
May 10, 2021	June 30, 2021	July 15, 2021	$0.41	$11.5
February 22, 2021	March 31, 2021	April 15, 2021	$0.41	$11.5
November 3, 2020	December 31, 2020	January 15, 2021	$0.41	$11.5
August 7, 2020	September 30, 2020	October 15, 2020	$0.41	$11.5
May 11, 2020	June 30, 2020	July 15, 2020	$0.41	$11.5
March 3, 2020	March 31, 2020	April 15, 2020	$0.41	$10.6
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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We were incorporated under the laws of the State of Delaware on February 5, 2015 and on January 30, 2020, we changed our state of incorporation from the State of Delaware to the State of Maryland. We were listed and began trading on the NASDAQ stock exchange on February 3, 2020. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Merger Consideration

At the date and time when the First Merger becomes effective (the “Effective Time”), each share of common stock, par value $0.001 per share, of FCRD (“FCRD Common Stock”) issued and outstanding as of two days prior to the closing (the “Determination Date”) (excluding shares held by subsidiaries of FCRD or held, directly or indirectly, by us or Acquisition Sub (“Cancelled Shares”) and Dissenting Shares (as defined in Exhibit 2.4)) shall be converted into the right to receive (i) a portion of the CCAP Aggregate Merger Consideration (as defined below) pursuant to the election and proration procedures described below and in Exhibit 2.4 and (ii) from our Adviser, an amount equal to (a) $35.0 million divided by (b) the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares) (the “CCAP Advisor Cash Consideration”). The “CCAP Aggregate Merger Consideration” means the sum of (A) a number of shares of our common stock equal to the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date, multiplied by the Exchange Ratio (as defined below); provided, that in no event will the aggregate number of shares of our common stock to be issued pursuant to the Merger Agreement (the “Total CCAP Stock Consideration”) exceed 19.99% of the number of shares of our common stock issued and outstanding as of October 3, 2022, and (B) if the Total CCAP Stock Consideration is less than the FCRD Closing Net Asset Value (as defined below), an amount in cash, without interest, to be paid by us equal to (a) the FCRD Closing Net Asset Value (as defined below) minus the Aggregate Share Consideration Value (as defined below) (such cash amount, the “CCAP Aggregate Cash Consideration”).

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

Acquisition Costs

As of December 31, 2022, we incurred $3.8 million of costs related to the acquisition, which were recorded as Other assets on the Consolidated Statements of Assets and Liabilities.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2022		As of December 31, 2021
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$301.0	23.8%	$329.9	26.0%
Unitranche First Lien	824.1	65.2	731.0	57.5
Unitranche First Lien - Last Out	13.8	1.1	13.7	1.1
Senior Secured Second Lien	60.9	4.8	72.7	5.7
Unsecured Debt	4.5	0.4	5.6	0.4
Equity & Other	44.9	3.6	59.5	4.7
LLC/LP Equity Interests	13.8	1.1	58.0	4.6
Total investments	$1,263.0	100.0%	$1,270.4	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the years ended
	December 31, 2022	December 31, 2021
New investments at cost:
Senior Secured First Lien	$70.9	$179.9
Unitranche First Lien	220.5	421.9
Unitranche First Lien - Last Out	4.0	—
Senior Secured Second Lien	2.7	24.0
Unsecured Debt	0.7	2.3
Equity & Other	4.5	13.4
LLC/LP Equity Interests	4.7	5.9
Total	$308.0	$647.4
Proceeds from investments sold or repaid:
Senior Secured First Lien	$95.5	$229.9
Unitranche First Lien	102.3	114.5
Unitranche First Lien - Last Out	5.1	—
Senior Secured Second Lien	9.3	57.8
Unsecured Debt	1.9	0.3
Equity & Other	16.7	55.5
LLC/LP Equity Interests	46.8	3.3
Total	$277.6	$461.3
Net increase (decrease) in portfolio	$30.4	$186.1

The following table presents certain selected information regarding our investment portfolio:

	As of December 31, 2022	As of December 31, 2021
Weighted average yield on income producing securities (at cost) (1)	10.8%	7.5%
Percentage of debt bearing a floating rate (at fair value)	98.8%	98.5%
Percentage of debt bearing a fixed rate (at fair value)	1.2%	1.5%
Number of portfolio companies	129	134
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of December 31, 2022				As of December 31, 2021
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,216.9	98.0%	$1,190.0	98.8%	$1,129.6	98.4%	$1,138.7	98.8%
Non-Accrual	25.1	2.0%	14.3	1.2%	18.9	1.6%	14.1	1.2%
Total	$1,242.0	100.0%	$1,204.3	100.0%	$1,148.5	100.0%	$1,152.8	100.0%

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

As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, we had five investments across three portfolio companies on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2022 and 2021.

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
•
review of monthly and quarterly financial statements and financial projections for portfolio companies;
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

($ in millions)	As of December 31, 2022		As of December 31, 2021
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	12.4	1.0%	—	—%
2	1,087.6	86.1	1,155.8	91.0
3	136.7	10.8	100.5	7.9
4	26.3	2.1	14.1	1.1
5	—	0.0	—	—
Total	1,263.0	100.0%	1,270.4	100.0%

RESULTS OF OPERATIONS

Summary Statement of Operations

(in $ millions)	For the years ended,
	2022	2021
Total investment income	$116.7	$94.0
Total net expenses	57.0	46.4
Net investment income	$59.7	$47.6
Net realized gain (loss) on investments and forward contracts	4.9	32.6
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(48.3)	4.8
Net realized and unrealized gains (losses)	$(43.4)	$37.4
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.8)	(1.4)
Net increase (decrease) in net assets resulting from operations	$15.5	$83.6

Investment Income

(in $ millions)	For the years ended,
	2022	2021
Interest from investments	$108.5	$85.7
Dividend Income	7.7	7.5
Other Income	0.5	0.8
Total investment income	$116.7	$94.0

Interest income, which includes amortization of upfront fees, increased from $85.7 million, for the year ended December 31, 2021, to $108.5 million for the year ended December 31, 2022, due to a rise in benchmark rates. Included in interest from investments for the years ended December 31, 2022 and 2021 are $2.4 million and $8.0 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $7.5 million for the year ended December 31, 2021 to $7.7 million for the year ended December 31, 2022 due to higher dividend distributions from the portfolio companies. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $0.8 million for the year ended December 31, 2021 to $0.5 million for the year ended December 31, 2022, due to lower amendment fees received.

Expenses

(in $ millions)	For the years ended,
	2022	2021
Interest and other debt financing costs	$31.9	$19.8
Management fees	16.3	14.1
Income based incentive fees	11.2	9.8
Capital gains based incentive fees	(6.3)	6.3
Professional fees	1.3	1.8
Directors’ fees	0.5	0.5
Other general and administrative expenses	2.6	2.6
Total expenses	$57.5	$54.9
Management fee waiver	(0.2)	(3.3)
Income based incentive fees waiver	(0.5)	(7.5)
Net expenses	$56.8	$44.1
(Benefit) provision for income and excise taxes	0.2	2.3
Total	$57.0	$46.4

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the years ended December 31, 2022 and 2021 interest and other debt financing costs were $31.9 million and $19.8 million, respectively. The increase was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the years ended December 31, 2022 and 2021, we incurred management fees of $16.3 million and $14.1 million, respectively, of which $0.2 million and $3.3 million, respectively, were waived. The increase in net management fees was driven by growing assets under management and the expiration of the management fee waiver on July 31, 2021.

Incentive Fees

For the years ended December 31, 2022 and 2021, we incurred income based incentive fees of $11.2 million and $9.8 million, of which $0.5 million and $7.5 million, respectively, were waived. The increase in net incentive fees was driven by growing investment income and the expiration of the full income based incentive fee waiver on July 31, 2021.

For the years ended December 31, 2022 and 2021 we (reversed) accrued $(6.3) million and $6.3 million, respectively, of capital gains based incentive fees. As of December 31, 2022 and 2021, $0 and $6.3 million, respectively, was accrued and unpaid. The fluctuation in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the years ended December 31, 2022 and 2021, professional fees were $1.3 million and $1.8 million, respectively. The decrease in the comparative periods' professional fees was attributable to lower legal expense during the current year.

For the years ended December 31, 2022 and 2021, other general and administrative expenses were $2.6 million and $2.6 million, respectively.

Income and Excise Taxes

For the years ended December 31, 2022 and 2021, we expensed income and excise taxes of $0.2 million and $2.3 million, respectively. The decrease in the comparative periods' income and excise tax was attributable to a true-up as a result of the filing of the 2021 tax returns and a true-up of estimated blocker level taxes made throughout the year.

Net Investment Income

For the years ended December 31, 2022 and 2021, GAAP net investment income was $59.7 million or $1.93 per share and $47.6 million or $1.67 per share, respectively. The increase in the per share net investment income was due to a reversal of previously recorded capital gains incentive fees.

For the years ended December 31, 2022 and 2021, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”) was $53.4 million or $1.73 per share and $53.9 million or $1.89 per share, respectively. The decrease in the per share Adjusted Net Investment Income was due to the expiration of management fee and income based incentive fee waivers on July 31, 2021.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the years ended,
	2022		2021
	Amount	Per Share	Amount	Per Share
GAAP net investment income	$59.7	$1.93	$47.6	$1.67
Capital gains based incentive fee	(6.3)	(0.20)	6.3	0.22
Adjusted Net Investment Income	$53.4	$1.73	$53.9	$1.89

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the years ended December 31,
	2022	2021
Realized losses on non-controlled and non-affiliated investments	$(1.8)	$(4.4)
Realized gains on non-controlled and non-affiliated investments	2.9	8.1
Realized losses on non-controlled and affiliated investments	—	—
Realized gains on non-controlled and affiliated investments	7.1	28.8
Realized losses on controlled investments	—	—
Realized gains on controlled investments	(3.3)	—
Realized losses on foreign currency forwards	—	(0.2)
Realized gains on foreign currency forwards	—	—
Realized losses on foreign currency transactions	(0.2)	(0.2)
Realized gains on foreign currency transactions	0.2	0.5
Net realized gains (losses) on investments	$4.9	$32.6
Change in unrealized depreciation on non-controlled and non-affiliated investments	(55.1)	(19.8)
Change in unrealized appreciation on non-controlled and non-affiliated investments	12.1	32.4
Change in unrealized depreciation on foreign currency translation	(0.8)	—
Change in unrealized appreciation on foreign currency translation	—	—
Change in unrealized depreciation on non-controlled and affiliated investments	(10.7)	(14.2)
Change in unrealized appreciation on non-controlled and affiliated investments	1.3	3.7
Change in unrealized depreciation on controlled and affiliated investments	(2.3)	—
Change in unrealized appreciation on controlled and affiliated investments	0.7	0.6
Change in unrealized depreciation on foreign currency forwards	—	—
Change in unrealized appreciation on foreign currency forwards	6.5	2.1
Net unrealized appreciation (depreciation) on investments	(48.3)	4.8
Net realized and unrealized gains (losses) on investments and asset acquisition	(43.4)	37.4

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

During the years ended December 31, 2022 and 2021, our average U.S. Dollar notional exposure to foreign currency forward contracts were $94.4 million and $61.5 million, respectively.

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

As of December 31, 2022, we had $17.1 million in cash and cash equivalents and restricted cash and cash equivalents and $225.2 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of December 31, 2022, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of December 31, 2022, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of December 31, 2022. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

There were no equity issuances of our common stock during the year ended December 31, 2022. During the year ended December 31, 2021, we issued 2,720,000 shares of our common stock for total proceeds of $58.0 million in connection with the equity offering on November 18, 2021.

Debt

($ in millions)	December 31, 2022				December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$350.0	$233.0	$117.0	$233.0	$350.0	$249.5	$100.5	$249.5
SMBC Corporate Revolving Facility	350.0	241.8	108.2	241.8	300.0	203.4	96.6	203.4
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
2026 Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
Total Debt	$885.0	$659.8	$225.2	$659.8	$835.0	$637.9	$197.1	$637.9

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2022 and 2021 was 4.73% and 3.72%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2022 and 2021 was $673.5 million and $530.7 million, respectively. As of December 31, 2022 and 2021, the weighted average cost of debt was 6.23% and 3.15%, respectively.

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

SMBC Corporate Revolving Facility

On October 27, 2021, we entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $350.0 million, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. We pay unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

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

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus accrued interest. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30 and July 30 of each year.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Ally Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and InterNotes® is presented below:

($ in millions)	For the years ended December 31,
	2022	2021
Borrowing interest expense	$28.9	$16.2
Unused facility fees	1.2	1.0
Amortization of financing costs	1.8	2.6
Total interest and credit facility expenses	$31.9	$19.8
Weighted average outstanding balance	$673.5	$530.7

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

As of December 31, 2022 and 2021, our asset coverage ratio was 192% and 201%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022 and 2021, we had aggregate unfunded commitments totaling $158.9 million and $195.6 million, respectively.

RECENT DEVELOPMENTS

On January 13, 2023, we entered into an amendment to the SMBC Corporate Revolving Facility. The amendment, among other things, increased the size of the SMBC Corporate Revolving Facility from $350.0 million to $385.0 million.

On February 16, 2023, our Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on April 17, 2023 to stockholders of record as of March 31, 2023.

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

As of December 31, 2022, 98.8% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of December 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 200 basis points	24.9	9.5	15.4
Up 100 basis points	12.4	4.7	7.7
Up 75 basis points	9.3	3.6	5.7
Up 50 basis points	6.2	2.4	3.8
Down 50 basis points	(6.2)	(2.4)	(3.8)
Down 75 basis points	(9.3)	(3.6)	(5.7)
Down 100 basis points	(12.4)	(4.7)	(7.7)
Down 200 basis points	(24.9)	(9.5)	(15.4)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2022, we had £23.0 million, €17.8 million, CAD $30.7 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £23.0 million, €18.3 million, CAD $30.8 million, AUD $29.8, and SEK 11.6 at par.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, syndication agents and underlying investee companies; when replies were not received from the syndication agents and the underlying investee companies, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

February 22, 2023

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31, 2022	As of December 31, 2021
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,235,778 and $1,150,173, respectively)	$1,208,501	$1,165,897
Non-controlled affiliated (cost of $42,040 and $41,242, respectively)	43,080	51,701
Controlled (cost of $13,638 and $53,431, respectively)	11,375	52,768
Cash and cash equivalents	6,397	10,069
Restricted cash and cash equivalents	10,670	13,457
Interest and dividend receivable	9,945	6,763
Unrealized appreciation on foreign currency forward contracts	8,154	2,115
Deferred tax assets	91	42
Receivable for investments sold	5	14,871
Other assets	4,660	126

Total assets	$1,302,878	$1,317,809

Liabilities
Debt (net of deferred financing costs of $5,380 and $6,897)	$654,456	$631,040
Distributions payable	12,664	12,664
Interest and other debt financing costs payable	8,471	5,513
Management fees payable	4,056	3,830
Incentive fees payable	3,112	6,924
Deferred tax liabilities	899	956
Payable for investment purchased	514	-
Directors’ fees payable	151	114
Unrealized depreciation on foreign currency forward contracts	157	631
Accrued expenses and other liabilities	5,857	3,852
Total liabilities	$690,337	$665,524

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$-	$-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 30,887,360 shares issued and outstanding, respectively)	31	31
Paid-in capital in excess of par value	675,008	666,162
Accumulated earnings (loss)	(62,498)	(13,908)
Total net assets	$612,541	$652,285
Total liabilities and net assets	$1,302,878	$1,317,809
Net asset value per share	$19.83	$21.12

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the years ended,
	2022	2021	2020
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$101,751	$81,371	$66,078
Paid-in-kind interest	1,564	1,881	2,169
Dividend income	127	1,919	323
Other income	540	791	1,060
From non-controlled affiliated investments:
Interest income	1,625	1,170	1,420
Paid-in-kind interest	2,106	1,235	1,456
Dividend income	5,169	2,414	2,407
Other income	—	3	—
From controlled investments:
Interest income	745	2	—
Paid-in-kind interest	732	—	—
Dividend income	2,358	3,200	2,200
Total investment income	116,717	93,986	77,113

Expenses:
Interest and other debt financing costs	31,880	19,766	15,485
Management fees	16,344	14,118	11,438
Income based incentive fees	11,214	9,849	8,639
Capital gains based incentive fees	(6,324)	6,324	—
Professional fees	1,302	1,769	1,460
Directors’ fees	524	475	437
Other general and administrative expenses	2,660	2,628	2,544
Total expenses	57,600	54,929	40,003
Management fees waiver	(229)	(3,302)	(4,672)
Income based incentive fees waiver	(538)	(7,517)	(8,639)
Net expenses	56,833	44,110	26,692
Net investment income before taxes	59,884	49,876	50,421
(Benefit) provision for income and excise taxes	155	2,250	541
Net investment income	59,729	47,626	49,880
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	1,157	3,687	(10,889)
Non-controlled affiliated investments	7,098	28,810	(4,314)
Controlled investments	(3,301)	—	—
Foreign currency transactions	(33)	311	(83)
Foreign currency forward contracts	24	(193)	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(43,818)	12,535	7,437
Non-controlled affiliated investments	(9,419)	(10,464)	19,686

Controlled investments	(1,600)	602	(1,707)
Foreign currency forward contracts	6,513	2,116	(1,324)
Net realized and unrealized gains (losses) on investments	(43,379)	37,404	8,806
Realized loss on asset acquisition	-	-	(3,825)
Net realized and unrealized gains (losses) on investments and asset acquisition	(43,379)	37,404	4,981
Benefit (provision) for taxes on realized gain on investments	(911)	(1,177)	46
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	105	(220)	(235)
Net increase (decrease) in net assets resulting from operations	$15,544	$83,633	$54,672

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.50	$2.94	$1.98
Net investment income per share (basic and diluted):	$1.93	$1.67	$1.80
Weighted average shares outstanding (basic and diluted):	30,887,360	28,477,771	27,681,757

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	59,729	59,729
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	4,945	4,945
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(48,324)	(48,324)
Benefit (provision) for taxes on realized gain on investments	—	—	—	(911)	(911)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	105	105
Distributions from distributable earnings	—	—	—	(55,288)	(55,288)
Total increase (decrease) for the year ended December 31, 2022	30,887,360	$31	$666,162	$(53,652)	$612,541
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	$—	$8,846	$(8,846)	-
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	47,626	47,626
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	32,615	32,615
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,789	4,789
Provision for taxes on realized gain on investments				(1,177)	(1,177)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(220)	(220)
Issuance of common stock	2,720,000	3	52,629	—	52,632
Deemed contribution from the Advisor (Note 3)	—	—	5,386	—	5,386
Equity offering costs	—	—	(523)	—	(523)
Distributions from distributable earnings	—	—	—	(48,843)	(48,843)
Total increase (decrease) for the year ended December 31, 2021	2,720,000	$3	$57,492	$34,790	$92,285
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	$—	$14,012	$(14,012)	-
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2019	20,862,314	$21	$414,293	$(7,397)	$406,917
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	49,880	49,880
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(15,286)	(15,286)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	24,092	24,092
Realized loss on asset acquisition				(3,825)	(3,825)
Provision for taxes on realized gain on investments				46	46
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(235)	(235)
Stockholder distributions:
Issuance of common stock	2,265,021	2	44,295	—	44,297
Issuance in connection with asset acquisition (Note 14)	5,202,312	5	101,944	—	101,949
Issuance of common shares pursuant to dividend reinvestment plan	30,128	—	589	—	589
Repurchase of common stock	(192,415)	—	(2,208)	—	(2,208)
Distributions from distributable earnings	—	—	—	(46,216)	(46,216)
Total increase (decrease) for the year ended December 31, 2020	7,305,046	7	144,620	8,456	153,083
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	—	35,745	(35,745)	—
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the years ended,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,544	$83,633	$54,672

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(307,998)	(647,376)	(352,392)
Paid-in-kind interest income	(4,455)	(3,148)	(3,625)
Proceeds from sales of investments and principal repayments	277,566	461,268	258,979
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	(4,886)	(33,162)	15,786
Realized loss on asset acquisition(2)	—	—	3,825
Acquisition of Alcentra Capital Corporation, net of cash acquired(2)	—	—	(12,884)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	54,837	(2,673)	(25,416)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(6,513)	(2,116)	1,324
Amortization of premium and accretion of discount, net	(6,854)	(11,284)	(5,109)
Amortization of deferred financing costs	1,738	2,554	1,329
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	14,866	(14,865)	549
(Increase) decrease in interest receivable	(3,182)	(2,904)	(25)
(Increase) decrease in deferred tax asset	(49)	588	(209)
(Increase) decrease in other assets	(4,534)	417	2,480
Increase (decrease) in management fees payable	226	1,963	524
Increase (decrease) in incentive fees payable	(3,812)	6,924	—
Increase (decrease) in directors’ fees payable	37	16	24
Increase (decrease) in interest and other debt financing costs payable	2,958	1,590	(456)
Increase (decrease) in deferred tax liability	(57)	(368)	445
Increase (decrease) in payable for investment sold	514	—	—
Increase (decrease) in accrued expenses and other liabilities	2,005	1,289	(1,620)
Net cash provided by (used for) operating activities	$27,951	$(157,654)	$(61,799)

Cash flows from financing activities:
Issuance of common stock	—	52,632	44,297
Deemed contribution from the Advisor (Note 3)	—	5,386	—
Repurchase of common stock	—	—	(2,208)
Deferred financing and debt issuance costs paid	(221)	(4,851)	(2,498)
Distributions paid	(55,288)	(47,728)	(42,632)
Equity offering cost	—	(523)	—
Borrowings on credit facilities	339,215	654,974	352,342
Repayments on credit facilities	(318,111)	(612,151)	(302,227)
Issuance of unsecured debt	—	135,000	50,000
Repayments on InterNotes ®	—	(16,418)	(33,853)
Net cash provided by (used for) financing activities	(34,405)	166,321	63,221
Effect of exchange rate changes on cash denominated in foreign currency	(5)	10	—
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(6,459)	8,677	1,422
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	23,526	14,849	13,427
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$17,067	$23,526	$14,849

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$26,903	$15,474	$14,489
Cash paid during the period for taxes	$1,974	$2,176	$692
Issuance of common stock pursuant to dividend reinvestment plan	—	—	$589
Accrued but unpaid distributions	$12,664	$12,664	$11,549
Issuance of shares in connection with asset acquisition (Note 14)	—	—	$101,949

(1)
As of December 31, 2022, the balance included cash and cash equivalents of $6,397 (including cash denominated in foreign currency of $125) and restricted cash and cash equivalents of $10,670. As of December 31, 2021, the balance included cash and cash equivalents of $10,069 (including cash denominated in foreign currency of $1,064) and restricted cash and cash equivalents of $13,457 (including cash denominated in foreign currency of $743). As of December 31, 2020, the balance included cash and cash equivalents of $1,746 (including cash denominated in foreign currency of $132) and restricted cash and cash equivalents of $12,953.
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

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	—	(8)	(0.0)	(13)
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.83%	05/2028	150	145	0.0	141
Auveco Holdings	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.83%	05/2028	4,030	3,954	0.6	3,967
Continental Battery Company	Unitranche First Lien Term Loan	L + 675 (100 Floor)	11.48%	01/2027	7,193	7,087	1.1	6,586
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	11.48%	01/2027	2,652	2,631	0.4	2,428
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.13%	09/2028	9,044	8,924	1.5	8,974
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(30)	(0.0)	(13)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.13%	09/2028	12,913	12,696	2.1	12,819
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.13%	09/2028	2,475	2,431	0.4	2,457
					38,457	37,830	6.1	37,346

Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,875	6,816	1.1	6,875
Envocore Holding, LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	7,674	6,827	0.7	4,500
Envocore Holding, LLC (4)(5)(7)(8)	Senior Secured First Lien Revolver	750		12/2025	—	(5)	—	—
Eshipping	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.38%	11/2027	6,867	6,751	1.1	6,867
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(15)	—	—
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(19)	—	—
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.73%	07/2028	3,392	3,334	0.5	3,348
Oliver Packaging LLC (4)(5)	Senior Secured First Lien Revolver			07/2028	—	(8)	(0.0)	(6)
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.23%	08/2027	176	169	0.0	151
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	10.23%	08/2027	201	194	0.0	184
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.23%	08/2027	2,024	1,991	0.3	1,954
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	9.94%	12/2025	1,108	1,098	0.2	1,078
Potter Electric Signal Company (4)(5)	Senior Secured First Lien Revolver			12/2024	—	(2)	(0.0)	(15)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.90%	12/2025	2,436	2,424	0.4	2,369
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.90%	12/2025	463	461	0.1	450
United Flow Technologies	Unitranche First Lien Term Loan	L + 575 (100 Floor)	10.16%	10/2027	8,486	8,342	1.4	8,352
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.16%	10/2027	1,191	1,171	0.2	1,172
United Flow Technologies (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.13%	10/2027	3,643	3,591	0.6	3,584
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	—	(26)	(0.0)	(25)
					44,536	43,094	6.6	40,838

Commercial & Professional Services
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	L + 500 (100 Floor)	9.74%	10/2025	289	274	0.0	230
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	9.23%	04/2025	992	990	0.2	955
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	9.23%	04/2025	4,703	4,696	0.7	4,527
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	—	(8)	(0.0)	(12)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.34%	07/2026	4,094	4,042	0.7	4,019
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.38%	07/2026	3,792	3,736	0.6	3,723
Galway Borrower, LLC (12)	Unitranche First Lien Term Loan	L + 525 (75 Floor)	9.98%	09/2028	14,558	14,358	2.3	13,939
Galway Borrower, LLC (4)(5)(12)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(1)	(0.0)	(6)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(15)	(0.0)	(25)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.84%	05/2027	13,010	12,855	2.0	12,460
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	9.84%	05/2027	542	519	0.1	454
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.18%	05/2027	5,528	5,528	0.9	5,294
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor) (including 25 PIK)	10.04%	02/2025	4,113	4,103	0.7	3,985
Hepaco, LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor) (including 25 PIK)	10.04%	02/2025	5,047	5,033	0.8	4,890
Hepaco, LLC (5)	Senior Secured First Lien Revolver	L + 525 (100 Floor) (including 25 PIK)	10.04%	02/2025	784	784	0.1	756

Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	10.67%	12/2026	18,790	18,447	2.9	18,038
Hercules Borrower LLC (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	10.67%	12/2026	237	200	0.0	181
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	9.67%	12/2026	1,151	1,129	0.2	1,067

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.67%	12/2026	244	240	0.0	234
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.42%	01/2026	3,779	3,737	0.6	3,757
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.42%	01/2026	2,835	2,804	0.5	2,818
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(8)	(0.0)	(4)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.42%	01/2026	247	243	0.0	245
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.54%	06/2028	11,244	11,035	1.8	11,081
Infobase (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2028	—	(17)	(0.0)	(27)
Infobase (4)(5)	Senior Secured First Lien Revolver			06/2028	—	(26)	(0.0)	(21)
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1300 PIK	13.00%	03/2026	240	231	0.0	215
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1300 PIK	13.00%	03/2026	762	759	0.1	683
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.50%	07/2027	223	220	0.0	216
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.94%	07/2027	21	19	0.0	17
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	9.50%	07/2027	1,815	1,785	0.3	1,760
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.94%	07/2027	109	106	0.0	106
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.92%	05/2027	5,615	5,526	0.9	5,518
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	12.00%	05/2027	800	797	0.1	778
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.23%	11/2027	4,918	4,789	0.8	4,644
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.23%	11/2027	3,658	3,548	0.6	3,454
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.23%	11/2027	9,821	9,541	1.5	9,273
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	10.23%	11/2027	1,975	1,921	0.3	1,865
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	10.23%	11/2027	2,573	2,538	0.4	2,429
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	L + 550 (75 Floor)	10.23%	11/2027	715	689	0.1	629
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.48%	11/2027	1,155	1,133	0.2	1,026
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	L + 550 (75 Floor)	10.23%	11/2024	66	63	0.0	58
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 350 (100 Floor)	11.00%	10/2024	42	40	0.0	37
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	9.23%	10/2024	2,193	2,176	0.4	2,157
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	11.25%	12/2026	650	634	0.1	630

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 475	9.48%	12/2026	4,987	4,929	0.8	4,909
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	12.91%	10/2028	8,755	8,547	1.4	8,842
Service Logic Acquisition, Inc.	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	12.91%	10/2028	2,359	2,298	0.4	2,383
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	12.91%	11/2024	5,000	4,960	0.7	4,069
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	10.67%	05/2024	1,164	1,156	0.2	1,093
UP Acquisition Corp. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	10.67%	05/2024	443	435	0.1	366
UP Acquisition Corp.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	10.67%	05/2024	4,246	4,218	0.7	3,985
					160,284	157,736	25.2	153,700
Consumer Services
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.23%	11/2027	7,692	7,566	1.2	7,347
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	9.88%	11/2027	174	150	0.0	109
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(18)	(0.0)	(99)
Everlast Parent Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	10.93%	10/2026	13,748	13,507	2.2	13,335
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	10.83%	10/2026	460	434	0.1	412
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.43%	10/2026	3,378	3,308	0.5	3,260
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.48%	12/2027	5,121	5,034	0.8	4,954
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.48%	12/2027	1,719	1,704	0.3	1,663
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.48%	12/2027	1,708	1,682	0.3	1,652
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	10.50%	12/2027	241	230	0.0	219
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (75 Floor)	10.53%	12/2027	190	173	0.0	148
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (75 Floor)	10.28%	11/2025	3,336	3,316	0.5	3,283
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (75 Floor)	10.28%	11/2025	3,305	3,249	0.5	3,253
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	L + 650 (75 Floor)	10.92%	11/2025	938	917	0.1	913
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	L + 600 (75 Floor)	9.78%	11/2025	7,865	7,758	1.3	7,740
HS Spa Holdings Inc. (Hand & Stone) (4)(5)	Unitranche First Lien Revolver			06/2028	—	(27)	(0.0)	(28)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.45%	06/2029	10,369	10,177	1.7	10,176
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,357	1,326	0.2	1,120
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	9.90%	03/2025	617	605	0.1	559
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	9.90%	03/2025	2,512	2,478	0.4	2,351
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	8.92%	03/2025	4,249	4,195	0.6	3,976
Learn-It Systems, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	9.90%	03/2025	1,138	1,128	0.2	972
Mario Purchaser, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.17%	04/2029	1,528	1,481	0.2	1,458
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	15.17%	04/2032	3,086	2,978	0.5	3,125
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Revolver			04/2028	—	(19)	(0.0)	(14)
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.17%	04/2029	9,862	9,676	1.6	9,730
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2029	—	(8)	(0.0)	(16)
PPV Intermediate Holdings LLC (Vetcor) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.07%	08/2029	62	57	0.0	46
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.11%	08/2029	3,107	3,057	0.5	2,991
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1300 PIK	13.00%	08/2030	734	717	0.1	633
PPV Intermediate Holdings LLC (Vetcor) (4)(5)(8)	Unsecured Debt			08/2030	—	(3)	(0.0)	(32)
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.48%	12/2028	13,108	12,853	2.1	13,108
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.48%	12/2028	1,542	1,509	0.3	1,542
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	P + 475 (75 Floor)	11.75%	12/2026	1,358	1,326	0.2	1,358
United Language Group, Inc.	Senior Secured First Lien Revolver	L + 875 (100 Floor)	13.00%	02/2023	400	400	0.1	389
United Language Group, Inc.	Senior Secured First Lien Term Loan	L + 875 (100 Floor)	13.00%	02/2023	4,546	4,547	0.7	4,417
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 787.5	12.60%	04/2027	4,833	4,737	0.8	4,773
					114,283	112,200	18.1	110,823
Diversified Financials
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	10.92%	09/2028	5,586	5,397	0.9	5,586
Alera Group Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	10.92%	09/2028	4,988	4,891	0.8	4,988
King Mid LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.48%	12/2027	1,191	1,159	0.2	1,191

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	—	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.48%	12/2027	3,450	3,388	0.6	3,450
					15,215	14,832	2.5	15,215
Energy
BJ Services, LLC (10)	Unitranche First Lien - Last Out Term Loan	L + 825 (100 Floor)	11.99%		5,090	2,866	0.4	2,185
					5,090	2,866	0.4	2,185
Food & Staples Retailing
Isagenix International, LLC (9)(12)	Senior Secured First Lien Term Loan			06/2025	5,470	5,373	0.3	1,664
					5,470	5,373	0.3	1,664
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	9.89%	05/2027	4,974	4,906	0.8	4,953
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	9.81%	05/2027	453	443	0.1	450
JTM Foods LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	9.98%	05/2027	500	494	0.1	497
Mann Lake Ltd.	Senior Secured First Lien Revolver	L + 675 (100 Floor)	11.52%	10/2024	908	902	0.1	887
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	11.52%	10/2024	1,745	1,732	0.3	1,704
					8,580	8,477	1.4	8,491
Health Care Equipment & Services
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor) (including 125 PIK)	10.13%	08/2028	890	869	0.1	800
ACI Group Holdings, Inc. (5)	Unitranche First Lien Revolver	L + 575 (75 Floor) (including 125 PIK)	10.13%	08/2027	81	70	0.0	32
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	L + 575 (75 Floor) (including 125 PIK)	10.13%	08/2028	6,922	6,770	1.1	6,680
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.48%	12/2027	3,476	3,450	0.6	3,428
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.48%	12/2027	4,963	4,888	0.8	4,895
Advanced Diabetes Supply (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.01%	12/2027	263	257	0.0	258
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.13%	10/2027	4,901	4,819	0.8	4,704

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	9.13%	10/2027	2,192	2,173	0.3	2,115
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(11)	(0.0)	(28)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	L + 450	8.91%	12/2025	16,493	16,434	2.5	15,049
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(29)	—	—
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.72%	12/2025	11,516	11,395	1.9	11,516
CRA MSO, LLC	Senior Secured First Lien Term Loan	L + 700 (100 Floor)	11.42%	12/2024	1,200	1,194	0.2	1,117
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	L + 700 (100 Floor)	11.42%	12/2024	108	107	0.0	94
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.17%	11/2027	11,684	11,511	1.8	11,317
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	—	(8)	(0.0)	(17)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.17%	11/2027	995	979	0.2	964
Explorer Investor, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2029	—	(135)	(0.0)	(132)
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 575 (50 Floor)	10.40%	06/2029	11,304	10,662	1.7	10,683
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	9.38%	07/2028	19,750	19,585	3.1	18,959
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	8.94%	05/2024	6,188	6,122	1.0	6,144
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(6)	(0.0)	(4)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.94%	05/2024	4,417	4,364	0.7	4,385
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	L + 725 (100 Floor) (including 100 PIK)	11.67%	06/2026	4,935	4,859	0.8	4,663
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	L + 725 (100 Floor) (including 100 PIK)	11.67%	06/2026	301	295	0.0	279
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.23%	09/2026	11,339	11,185	1.8	10,914
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(15)	(0.0)	(43)
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.23%	09/2026	9,356	9,211	1.5	9,005
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.98%	05/2027	4,493	4,422	0.7	4,436
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 475 (100 Floor)	12.25%	05/2027	147	130	0.0	133
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.48%	05/2027	3,361	3,301	0.5	3,319

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.48%	05/2027	1,095	1,074	0.2	1,081
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.23%	12/2026	14,163	13,892	2.2	13,469
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	10.91%	12/2026	2,587	2,533	0.4	2,460
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	10.88%	12/2026	1,109	1,075	0.2	1,029
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	11.23%	12/2026	2,639	2,582	0.4	2,510
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.23%	12/2026	378	368	0.1	360
Laserway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	9.76%	10/2027	6,024	5,926	1.0	5,919
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	9.88%	02/2026	9,725	9,615	1.6	9,507
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	9.88%	02/2026	455	444	0.1	431
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	9.88%	02/2026	1,761	1,745	0.3	1,722
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	(0.0)	(114)
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.23%	02/2026	2,716	2,677	0.4	2,655
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.89%	06/2027	4,500	4,420	0.7	4,443
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.89%	06/2027	5,586	5,484	0.9	5,516
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.68%	06/2027	640	619	0.1	625
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	12.13%	11/2026	1,667	1,638	0.2	1,458
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	12.13%	11/2026	7,222	7,099	1.0	6,319
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	S + 700 (100 Floor)	11.42%	09/2025	737	729	0.1	729
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	11.42%	09/2025	6,738	6,676	1.1	6,678
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	11.42%	09/2025	884	873	0.1	876
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	11.42%	09/2025	299	294	0.0	297
Omni Ophthalmic Management Consultants, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2025	—	(13)	(0.0)	(13)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	10.99%	01/2028	11,240	11,013	1.8	10,912
Patriot Acquisition Topco S.A.R.L (5)(11)	Unitranche First Lien Revolver	L + 675 (100 Floor)	10.99%	01/2026	379	352	0.1	328

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	10.99%	01/2028	12,046	11,819	1.9	11,695
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	10.99%	01/2028	1,428	1,394	0.2	1,386
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2029	—	(35)	(0.0)	(112)
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Revolver			05/2029	—	(15)	(0.0)	(48)
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.07%	05/2029	7,279	7,142	1.1	6,848
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	9.88%	08/2028	4,322	4,302	0.7	4,192
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	L + 550 (75 Floor)	9.89%	08/2027	515	491	0.1	475
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	9.88%	08/2028	9,429	9,270	1.5	9,188
Professional Physical Therapy (9)	Senior Secured First Lien Term Loan			02/2023	9,698	8,907	1.0	6,114
Professional Physical Therapy (5)	Senior Secured First Lien Revolver			02/2023	—	—	—	—
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	10.22%	09/2027	1,007	971	0.1	914
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.22%	09/2027	10,369	10,198	1.7	10,113
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.67%	06/2025	120	116	0.0	114
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.98%	06/2025	4,043	4,010	0.7	4,000
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	—	(19)	0.0	16
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 650 (100 Floor)	9.19%	07/2026	10,198	9,998	1.7	10,427
Smile Doctors LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.48%	12/2028	11,173	10,982	1.8	10,949
Smile Doctors LLC (12)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.16%	12/2028	1,762	1,742	0.3	1,727
Smile Doctors LLC (5)	Unitranche First Lien Revolver	L + 575 (75 Floor)	10.48%	12/2027	616	594	0.1	591
Smile Doctors LLC (5)(12)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.16%	12/2028	1,521	1,488	0.2	1,450
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.30%	07/2029	3,693	3,599	0.6	3,591
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	8.20%	07/2029	3,502	3,473	0.6	3,646
Sydney US Buyer Corp. (3B Scientific) (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			07/2029	—	(50)	(0.0)	(54)
Sydney US Buyer Corp. (3B Scientific) (4)(5)(11)	Senior Secured First Lien Revolver			07/2029	—	(3)	(0.0)	(18)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	9.98%	09/2025	3,008	2,973	0.5	2,990
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	9.98%	09/2025	907	891	0.1	897
Unifeye Vision Partners	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	9.98%	09/2025	5,238	5,187	0.9	5,207
Unifeye Vision Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	9.98%	09/2025	3,835	3,831	0.6	3,806
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	L + 525 (100 Floor)	9.98%	10/2025	6,893	6,814	1.1	6,789
Vital Care Buyer, LLC (5)	Unitranche First Lien Revolver	P + 425 (100 Floor)	11.75%	10/2025	370	348	0.1	337
					336,791	330,381	52.7	322,092
Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 750	12.23%	10/2026	1,782	1,780	0.3	1,710
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	10.98%	04/2028	8,209	8,134	1.3	7,927
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(6)	(0.0)	(25)
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	10.98%	04/2028	1,440	1,426	0.2	1,391
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	10.98%	04/2028	1,758	1,736	0.3	1,698
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 675 (100 Floor)	11.48%	04/2028	220	215	0.0	215
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 580 (100 Floor)	10.04%	08/2025	4,965	4,902	0.8	4,804
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 580 (100 Floor)	10.82%	08/2025	3,002	2,964	0.5	2,905
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(23)	(0.0)	(46)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	10.98%	08/2025	12,619	12,464	2.0	12,209
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	L + 1025 PIK	13.80%		604	571	0.1	604
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,905	0.4	2,563
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	379	0.1	334
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(11)	(0.0)	(13)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	8.56%	10/2028	9,274	9,163	1.5	9,089
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.47%	10/2028	204	178	0.0	147

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	10.13%	12/2026	3,530	3,475	0.6	3,380
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.13%	12/2026	998	982	0.2	956
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(4)	(0.0)	(14)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	10.13%	12/2026	1,048	1,029	0.2	1,003
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.13%	12/2026	1,761	1,734	0.3	1,686
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(2)	(0.0)	(6)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	9.88%	12/2026	2,614	2,577	0.4	2,468
The Hilb Group, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(2)	(0.0)	(5)
					57,323	56,566	9.2	54,980
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	10.98%	12/2028	13,160	12,907	2.0	12,425
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 625 (75 Floor) (including 275 PIK)	10.98%	12/2028	675	653	0.1	533
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	12.38%	12/2029	14,700	14,378	2.2	13,229
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	9.99%	09/2026	8,942	8,762	1.2	7,144
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	11.00%	09/2026	1,018	994	0.1	761
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	11.01%	09/2026	4,937	4,862	0.6	3,945
					43,432	42,556	6.2	38,037
Retailing
Savers (12)	Senior Secured First Lien Term Loan	L + 550 (75 Floor)	10.34%	04/2028	6,707	6,684	1.1	6,500
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	—	(2)	(0.0)	(1)
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	10.92%	06/2024	14,170	14,037	2.3	14,144
					20,877	20,719	3.4	20,643

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	(26)	(0.0)	(25)
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.82%	06/2028	480	458	0.1	469
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.89%	06/2028	6,783	6,655	1.1	6,722
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(3)	(0.0)	(6)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.41%	08/2024	6,215	6,177	1.0	6,148
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	8,200	6,640	0.5	3,226
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,141	943	0.1	449
Ansira Partners, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 1000 (100 Floor) (including 800 PIK)	14.27%	12/2024	51	51	0.0	51
Apps Associates LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.42%	07/2027	893	873	0.1	873
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(12)	(0.0)	(9)
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.42%	07/2027	5,579	5,490	0.9	5,517
Banker's Toolbox, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 525 (75 Floor)	9.57%	07/2027	2,518	2,466	0.4	2,317
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(37)	(0.0)	(90)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.23%	07/2027	15,684	15,434	2.5	15,095
Belay Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.67%	06/2026	4,876	4,813	0.8	4,858
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(8)	(0.0)	(2)
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.14%	10/2024	1,385	1,378	0.2	1,352
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.14%	10/2024	294	291	0.0	287
Benesys Inc. (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	9.11%	10/2024	84	83	0.0	80
C-4 Analytics, LLC (4)(5)	Senior Secured First Lien Revolver			08/2023	—	(1)	(0.0)	(5)
C-4 Analytics, LLC	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	8.88%	08/2023	9,357	9,334	1.5	9,280
Claritas, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2026	—	(20)	(0.0)	(7)

Claritas, LLC (4)(5)	Unitranche First Lien Revolver	03/2026	—	(16)	(0.0)	(6)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Claritas, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.08%	03/2026	10,521	10,429	1.7	10,489
Granicus, Inc.	Unitranche First Lien Term Loan	L + 700 (100 Floor) (including 150 PIK)	12.64%	01/2027	9,080	8,918	1.5	8,899
Granicus, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	10.64%	01/2027	270	256	0.0	254
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 700 (100 Floor) (including 150 PIK)	12.64%	01/2027	7,880	7,781	1.3	7,722
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	L + 550 (75 Floor)	9.88%	11/2028	13,158	12,930	2.2	13,289
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(19)	—	—
List Partners, Inc. (5)	Senior Secured First Lien Revolver			05/2024	—	—	(0.0)	(7)
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.42%	05/2024	3,674	3,673	0.6	3,618
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.23%	02/2026	18,227	18,071	2.9	17,565
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	—	(10)	(0.0)	(46)
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.23%	02/2026	1,309	1,298	0.2	1,262
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	10.66%	10/2026	3,126	3,080	0.5	3,048
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	10.49%	10/2026	449	437	0.1	431
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	10.49%	10/2026	2,008	1,982	0.3	1,958
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	10.49%	10/2026	6,138	6,060	1.0	5,972
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(15)	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(40)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	10.09%	10/2027	9,571	9,408	1.6	9,571
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.23%	08/2025	1,086	1,085	0.2	1,052
Ontario Systems, LLC (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	10.23%	08/2025	244	241	0.0	228
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.23%	08/2025	3,144	3,129	0.5	3,044
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.23%	08/2025	547	533	0.1	529
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.23%	08/2025	444	438	0.1	430

Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	885	885	0.1	727

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	L + 800	12.38%	07/2027	5,000	4,988	0.7	4,500
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	10.39%	05/2026	233	231	0.0	233
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.39%	05/2026	9,295	9,207	1.5	9,295
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.39%	05/2026	8,224	8,101	1.3	8,224
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	10.39%	05/2026	2,096	2,066	0.3	2,096
Ruffalo Noel Levitz, LLC (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	10.65%	05/2024	225	224	0.0	221
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.73%	05/2024	2,461	2,463	0.4	2,430
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 725 (100 Floor) (including 75 PIK)	11.98%	09/2026	20,143	19,719	3.1	19,224
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 725 (100 Floor) (including 75 PIK)	11.98%	09/2026	2,454	2,399	0.4	2,342
Saturn Borrower Inc	Unitranche First Lien Revolver	L + 650 (100 Floor)	11.23%	09/2026	1,513	1,483	0.2	1,444
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.17%	11/2028	23,869	23,443	3.8	23,796
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(56)	(0.0)	(10)
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.33%	04/2028	2,413	2,370	0.4	2,310
SQAD Holdco, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.16%	04/2028	210	189	0.0	188
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.33%	04/2028	8,905	8,741	1.4	8,716
Summit 7 Systems, LLC (4)(5)	Senior Secured First Lien Revolver			05/2028	—	(6)	(0.0)	(12)
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.23%	05/2028	5,274	5,176	0.8	5,180
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 425	9.18%	12/2024	5,036	5,019	0.8	4,873
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 425	9.18%	12/2024	1,251	1,247	0.2	1,211
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	—	(2)	(0.0)	(24)
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.92%	12/2025	628	626	0.1	625
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.92%	12/2025	1,029	1,024	0.2	1,024
Winxnet Holdings LLC (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.92%	12/2025	488	485	0.1	485

Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.92%	12/2025	1,910	1,904	0.3	1,901

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.92%	12/2025	1,523	1,515	0.2	1,516
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.92%	12/2025	1,136	1,129	0.2	1,131
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.92%	12/2025	199	197	0.0	198
					260,816	255,395	40.5	249,726
Total Debt Investments United States					1,111,154	1,088,025	172.6%	1,055,740

Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	615
Sun Acquirer Corp.	Common Stock				428	43	0.0	43
						658	0.1	658

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.5	3,244
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	792
ASP MCS Acquisition Corp. (6)	Common Stock				11,861	1,150	0.1	368
ASP MCS Acquisition Corp. (6)	Common Stock				891	29	0.0	28
ASP MCS Acquisition Corp. (6)	Preferred Stock				230	230	0.0	200
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,147
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.2	1,394
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	176
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	392
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.3	1,977
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	281
						7,140	1.5	9,999
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,176
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	597
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	910
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,804,502	1,805	0.3	1,837
Legalshield	Common Stock				372	372	0.1	540
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	703
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.1	313
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.1	908
Wrench Group LLC	Common Stock				2,337	235	0.1	852
Wrench Group LLC	Common Stock				655	66	0.0	239
						7,005	1.2	8,075

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
GACP II LP (6)(11)(13)(14)	Partnership Interest				—	5,091	0.8	4,889
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest				—	8,296	1.4	8,871
						13,387	2.2	13,760
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.2	1,168
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,176
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.2	1,038
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.2	1,113
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	60
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.1	490
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,055	1,055	0.2	1,207
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				14,534	22	0.0	88
Seniorlink Incorporated	Common Stock				68,182	518	0.3	1,976
Smile Doctors LLC	Common Stock				1,190	714	0.1	703
						10,638	2.0	12,019
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	247
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	898
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,907
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.4	3,052
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.2	1,156
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	475
Teal Acquisition Co., Inc	Common Stock				5,555	556	—	—
						1,956	0.3	1,631
Retailing
Palmetto Moon LLC	Common Stock				61	—	0.1	348
Slickdeals Holdings, LLC (6)	Common Stock				89	891	0.2	1,290
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.2	944
						1,499	0.5	2,582
Software & Services
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	646
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,213
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	386
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	335
						2,649	0.5	2,580
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
Total Equity Investments United States						$47,426	8.9%	$55,610
Total United States						$1,135,451	181.5%	$1,111,350

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	C + 1050 PIK	15.24%	03/2031	C$3,124	$2,395	0.4	$2,307
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.74%	07/2027	C$1,694	1,243	0.2	1,264
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.74%	07/2027	C$1,694	1,296	0.2	1,264
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.74%	07/2027	C$4,918	3,852	0.6	3,668
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	11.74%	07/2027	C$9,083	6,634	1.1	6,775
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	10.49%	07/2027	C$8,654	6,717	1.0	6,259
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	10.49%	07/2027	C$6,189	4,767	0.7	4,476
					35,356	26,904	4.2	26,013
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	12.38%	11/2026	4,500	4,400	0.7	4,061
Total Debt Investments Canada						$31,304	4.9%	$30,074
Total Canada						$31,304	4.9%	$30,074
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	9.80%	12/2025	£6,067	$7,494	1.2%	$7,336
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	9.80%	12/2025	£820	990	0.2	992
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	9.43%	06/2028	£1,416	1,947	0.3	1,712
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	9.93%	06/2028	£392	521	0.1	474
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	8.76%	06/2028	£10,615	12,790	2.1	12,834
					19,310	23,742	3.9	23,348

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	10.12%	03/2028	4,352	$4,259	0.7	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	10.12%	03/2028	9,939	9,728	1.6	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	10.12%	03/2028	4,953	4,848	0.8	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(72)	—	—
					19,244	18,763	3.1	19,244
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	—	—	—	—
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	8.64%	08/2028	£13,234	17,765	2.6	15,999
						17,765	2.6	15,999
Total Debt Investments United Kingdom						$60,270	9.6%	$58,591
Equity Investments
Health Care Equipment & Services
IVC Evidensia (f/k/a VetStrategy) (11)	Preferred Stock				1,353,474	$776	0.3	$1,816
Total Equity Investments United Kingdom						776	0.3%	1,816
Total United Kingdom						$61,046	9.9%	$60,407
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	7.94%	02/2026	€1,868	$2,150	0.3%	$1,999
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 650	8.40%	02/2026	€6,910	7,709	1.2	7,397
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	8.40%	02/2026	€407	419	0.1	436
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600	6.28%	07/2029	€1,840	1,854	0.3	1,931
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.05%	07/2029	€368	298	0.0	290
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	—	(18)	(0.0)	(21)
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 625	10.60%	07/2029	3,411	3,326	0.5	3,320
					14,804	15,738	2.4	15,352
Total Debt Investments Netherlands						$15,738	2.4%	$15,352
Total Netherlands						$15,738	2.4%	$15,352

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 625	8.21%	04/2026	€9,507	$10,570	1.6	$9,958
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	10.63%	04/2026	4,162	4,095	0.7	4,133
					13,669	14,665	2.3	14,091
Total Debt Investments Belgium						$14,665	2.3%	$14,091
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	75
						92	0.0	75
Total Equity Investments Belgium						$92	0.0%	$75
Total Belgium						$14,757	2.3%	$14,166
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	9.06%	03/2028	A$29,775	$21,724	3.2	$19,490
Total Debt Investments Australia						$21,724	3.2%	$19,490
Total Australia						$21,724	3.2%	$19,490
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 625	7.23%	08/2029	€8,795	$8,608	1.5	$9,156
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	—	(10)	(0.0)	(11)
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000	10.98%	08/2030	€1,830	1,791	0.3	1,906
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2029	—	(39)	(0.0)	(44)
Total Debt Investments Sweden						$10,350	1.8%	$11,007
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				11,583,011	$1,086	0.2	$1,110
Total Equity Investments Sweden						$1,086	0.2%	$1,110
Total Sweden						$11,436	2.0%	$12,117
Total Investments						$1,291,456	206.2%	$1,262,956

*The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), SOFR (“S”), CDOR (“C”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2022, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
LIBOR (“L”)	4.32%	4.39%	4.77%	5.14%	5.48%
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.36%	4.59%	4.78%	4.87%
CDOR (“C”)	-	4.74%	4.82%	4.94%	-
EURIBOR (“E”)	-	1.87%	2.13%	2.69%	3.29%
SONIA (“SN”)	3.43%	-	-	-	-
BBSY ("B")	-	-	3.31%	-	-

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.
*** Percentage is based on net assets of $612,541 as of December 31, 2022

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of December 31, 2022.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.1% as of December 31, 2022.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	$37
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	809
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	5
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	35
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	1,236
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	105
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	1,529
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	42
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	15
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	1
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	24
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	77
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	42
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	38
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	125
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(117)
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	33
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	10
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	37
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	10
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(7)
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	36
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	95
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(1)
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	21
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	71
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	272
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	22
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	342
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	39
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	2,048
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	(32)
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	987
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	11
Total Foreign Currency Exchange Contracts				$7,997

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

*** Percentage is based on net assets of $652,285 as of December 31, 2021

(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the Investment Company Act of 1940 (“1940 Act”). Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.
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

December 31, 2022

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 as a Delaware corporation structured as an externally managed, closed-end management investment company. The Company commenced investment operations on June 26, 2015. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and currently operates as a diversified investment company. In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

Investment Valuation

The Company applies Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

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
•
The Adviser has established pricing and valuation committees, which are responsible for reviewing and approving the fair valuation recommendations from the investment professionals.
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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2021, we had five investments across three portfolio companies on non-accrual status, which represented 1.6% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2022 and 2021.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2022 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred administrative services expenses of $1,316, $1,028 and $819, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, $511 and $354, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred management fees of $16,344, $14,118 and $11,438, of which $229, $3,302 and $4,672, respectively, were waived. As of December 31, 2022 and 2021, management fees of $4,056 and $3,830, respectively, were unpaid.

Incentive Fee per Investment Advisory Agreement

Under the Investment Advisory Agreement, the incentive fee consists of two parts:

The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% (1.50% prior to February 1, 2020) per quarter (7.0% annualized or 6.0% annualized prior to February 1, 2020) (the “Hurdle”), and a catch-up feature until the Adviser has received 17.5% (15.0% prior to February 1, 2020) of the pre-incentive fee net investment income for the current quarter up to 2.1212% (1.7647% prior to February 1, 2020) (the “Catch-up”), and (b) 17.5% (15.0% prior to February 1, 2020) of all remaining pre-incentive fee net investment income above the “Catch-up.”

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

Under the terms of the Investment Advisory Agreement, the Adviser agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021. The income and capital gains incentive fees were previously waived from April 1, 2018 through February 1, 2020. Additionally, on February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver became effective on July 31, 2021 and, pursuant to an extension of the waiver announced on October 4, 2022, will continue through December 31, 2023. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II LP and WhiteHawk III Onshore Fund LP.

Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during each calendar quarter, minus operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.75% per quarter, or 7.0% annualized (1.50% per quarter and 6.0% annualized prior to February 1, 2020), and (ii) our net assets (defined as total assets less indebtedness, before taking into account any incentive fees payable during the period), at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision incurred at the end of each calendar quarter.

For the years ended December 31, 2022, 2021 and 2020, the Company incurred income incentive fees of $11,214, $9,849 and $8,639, of which $538, $7,517 and $8,639, respectively, were waived. As of December 31, 2022 and 2021, income incentive fees of $3,112 and $600, respectively, were unpaid.

GAAP Incentive Fee on Cumulative Unrealized Capital Appreciation

The Company accrues, but does not pay, a portion of the incentive fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the incentive fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 17.5% (15% prior to February 1, 2020) of such amount, minus the aggregate amount of actual incentive fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded a (reversal) accrual of capital gains incentive fees on unrealized capital appreciation of $(6,324), $6,324 and $0, respectively. As of December 31, 2022 and 2021, capital gains incentive fees of $0 and $6,324, respectively, were accrued and unpaid.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of December 31, 2022 and 2021, Crescent, its employees and certain officers and directors of the Company owned 3.10% and 2.95%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of December 31 2022 and 2021, Sun Life owned 3.49% and 2.15%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the year ended December 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$—	$11,436	$—	$—	$681	$12,117	$321
ASP MCS Acquisition	1,616	263	(3)	—	(1,050)	826	28
Battery Solutions, Inc.	7,031	2,129	(14,712)	7,098	(1,546)	—	2,113
GACP II, LP	12,619	—	(7,804)	—	74	4,889	1,593
Slickdeals Holdings, LLC	15,847	93	(148)	—	(359)	15,433	1,268
Southern Technical Institute, Inc.	7,686	—	—	—	(7,686)	—	2,932
Vivid Seats Ltd.	922	—	—	—	22	944	—
WhiteHawk III Onshore Fund L.P.	5,980	4,710	(2,265)	—	446	8,871	645
Total Non-Controlled Affiliates	$51,701	$18,631	$(24,932)	$7,098	$(9,418)	$43,080	$8,900

The Company’s investments in non-controlled affiliates for the year ended December 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2021	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,793	$3	$(3)	—	$(177)	$1,616	$25
Battery Solutions, Inc.	3,565	567	—	—	2,899	7,031	230
Conisus, LLC	22,865	1,026	(38,628)	27,440	(12,703)	—	1,026
GACP II, LP(1)	16,154	—	(3,332)	—	(203)	12,619	1,373
Slickdeals Holdings, LLC	16,010	88	(381)	72	58	15,847	1,127
Southern Technical Institute, Inc.	7,253	—	—	—	433	7,686	1,041
Vivid Seats Ltd.	3,714	—	(3,190)	1,298	(900)	922	—
WhiteHawk III Onshore Fund L.P.	—	5,851	—	—	129	5,980	—
Total Non-Controlled Affiliates	$71,354	$7,535	$(45,534)	$28,810	$(10,464)	$51,701	$4,822

(1)
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current period financial statements. The Company’s investment in GACP II, LP and the related income generated by it were reclassified from non-controlled non-affiliated to non-controlled affiliated investment for the prior periods presented in the consolidated financial statements.
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

The Company’s investments in controlled affiliates for the year ended December 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$(36,699)	(3,301)	$640	$—	$2,358
Envocore LLC	13,408	1,999	(1,793)	—	(2,239)	11,375	1,477
Total Controlled Affiliates	$52,768	$1,999	$(38,492)	$(3,301)	$(1,600)	$11,375	$3,835

The Company’s investments in controlled affiliates for the year ended December 31, 2021 were as follows (in thousands):

	Fair Value as of December 31, 2020	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2021	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$38,735	$—	$—	$—	$625	$39,360	$3,200
Envocore LLC	-	13,431	—	—	(23)	13,408	2
Total Controlled Affiliates	$38,735	$13,431	$—	$—	$602	$52,768	$3,202

(1)
Prior to the Senior Loan Fund's dissolution during the fourth quarter of 2022, the Company owned more than 25% of the voting securities of the Senior Loan Fund, but the Company did not have control over the Senior Loan Fund (other than for purposes of the 1940 Act) given the shared power/voting rights with its investing partner. Additionally, the Company’s investment strategy focuses on middle market lending in senior secured first lien, second lien and equity investments, while the Senior Loan Fund focused on senior secured broadly syndicated loans.
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

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2022			As of December 31, 2021
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$312,345	$301,001	(11,344)	$335,207	$329,795	(5,412)
Unitranche First Lien	842,867	824,107	(18,760)	719,594	731,017	11,423
Unitranche First Lien - Last Out	14,879	13,827	(1,052)	15,698	13,723	(1,975)
Senior Secured Second Lien	67,001	60,877	(6,124)	72,413	72,723	310
Unsecured Debt	4,984	4,533	(451)	5,577	5,620	43
Equity & Other	35,993	44,851	8,858	37,611	59,528	21,917
LLC/LP Equity Interests	13,387	13,760	373	58,746	57,960	(786)
Total investments	$1,291,456	$1,262,956	$(28,500)	$1,244,846	$1,270,366	$25,520

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
Health Care Equipment & Services	$361,940	28.7%	$380,046	29.9%
Software & Services	268,305	21.3	246,352	19.4
Commercial & Professional Services	201,213	15.9	202,311	15.9
Consumer Services	118,898	9.4	94,292	7.4
Insurance	58,032	4.6	54,439	4.3
Pharmaceuticals, Biotechnology & Life Sciences	55,020	4.4	53,005	4.2
Retailing	54,832	4.3	34,275	2.7
Capital Goods	40,838	3.2	37,328	2.9
Automobiles & Components	38,004	3.0	37,835	3.0
Diversified Financials	28,975	2.3	57,960	4.6
Consumer Durables & Apparel	19,244	1.5	18,522	1.5
Food, Beverage & Tobacco	8,491	0.7	9,838	0.8
Telecommunication Services	4,061	0.3	4,480	0.4
Energy	2,185	0.2	15,155	1.2
Food & Staples Retailing	1,664	0.1	4,209	0.3
Transportation	1,254	0.1	9,297	0.7
Materials	-	-	6,912	0.5
Household & Personal Products	-	-	4,110	0.3
Total investments	$1,262,956	100.0%	$1,270,366	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2022	Percentage of Fair Value	Fair Value as of December 31, 2021	Percentage of Fair Value
United States	$1,111,350	88.1%	$1,159,851	91.3%
United Kingdom	58,591	4.6	51,416	4.0
Canada	31,890	2.5	34,114	2.7
Australia	19,490	1.5	-	-
Netherlands	15,352	1.2	9,987	0.8
Belgium	14,166	1.1	14,998	1.2
Sweden	12,117	1.0	-	-
Total investments	$1,262,956	100.0%	$1,270,366	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$23,214	$277,786	$301,000
Unitranche First Lien	—	52,760	771,348	824,108
Unitranche First Lien – Last Out	—	—	13,827	13,827
Senior Secured Second Lien	—	4,291	56,586	60,877
Unsecured Debt	—	—	4,533	4,533
Equity & Other	—	944	43,907	44,851
Subtotal	$—	$81,209	$1,167,987	$1,249,196
Investments Measured at NAV (1)				13,760
Total Investments				$1,262,956

Foreign Currency Forward Contracts - Assets	—	8,154	—	8,154
Foreign Currency Forward Contracts - Liabilities	—	(157)	—	(157)

The following table presents fair value measurements of investments as of December 31, 2021 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$60,944	$268,851	$329,795
Unitranche First Lien	—	19,721	711,296	731,017
Unitranche First Lien – Last Out	—	—	13,723	13,723
Senior Secured Second Lien	—	25,139	47,584	72,723
Unsecured Debt	—	—	5,620	5,620
Equity & Other	—	922	58,606	59,528
Subtotal	$—	$106,726	$1,105,680	$1,212,406
Investments Measured at NAV (1)				57,960
Total Investments				$1,270,366

Foreign Currency Forward Contracts - Assets	—	2,115	—	2,115
Foreign Currency Forward Contracts - Liabilities	—	(631)	—	(631)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2022, based off of the fair value hierarchy as of December 31, 2022 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2022	$268,851	$711,296	$13,723	$47,584	$5,620	$58,606	$1,105,680
Amortized discounts/premiums	1,281	4,818	30	347	85	—	6,561
Paid in-kind interest	707	56	334	785	575	1,998	4,455
Net realized gain (loss)	(304)	(30)	—	—	—	8,558	8,224
Net change in unrealized appreciation (depreciation)	(2,092)	(28,701)	924	(5,946)	(496)	(13,083)	(49,394)
Purchases	70,925	215,410	3,964	2,703	681	4,532	298,215
Sales/return of capital/principal repayments/paydowns	(81,880)	(101,591)	(5,148)	(4,307)	(1,932)	(16,704)	(211,562)
Transfers in	20,298	—	—	15,709	—	—	36,007
Transfers out	—	(29,910)	—	(289)	—	—	(30,199)
Balance as of December 31, 2022	$277,786	$771,348	$13,827	$56,586	$4,533	$43,907	$1,167,987
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(2,815)	$(27,063)	$924	$(5,894)	$(535)	$(11,509)	$(46,892)

During the year ended December 31, 2022, the Company recorded $30,199 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $36,007 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2021, based off of the fair value hierarchy as of December 31, 2021 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2021	$339,898	$413,543	$14,917	$104,656	$3,032	$67,831	$943,877
Amortized discounts/premiums	6,176	3,632	31	1,131	16	3	10,989
Paid in-kind interest	1,533	—	—	—	589	1,026	3,148
Net realized gain (loss)	(3,674)	299	—	1	(104)	36,572	33,094
Net change in unrealized appreciation (depreciation)	(346)	6,052	(1,225)	(594)	123	(5,566)	(1,556)
Purchases	136,438	419,097	—	10,274	2,307	13,390	581,506
Sales/return of capital/principal repayments/paydowns	(187,416)	(113,180)	—	(55,987)	(343)	(55,351)	(412,277)
Transfers in	—	—	—	—	—	1,501	1,501
Transfers out	(23,758)	(18,147)	—	(11,897)	—	(800)	(54,602)
Balance as of December 31, 2021	$268,851	$711,296	$13,723	$47,584	$5,620	$58,606	$1,105,680
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2021	$829	$6,735	$(1,226)	$(490)	$125	$10,963	$16,937

During the year ended December 31, 2021, the Company recorded $54,602 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $1,501 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2022 and 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$201,043	Discounted Cash Flows	Discount Rate	9.4%	-	19.4%	(10.9%)
	13,593	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(9.1x)
	63,150	Broker Quoted	Broker Quote			N/A
	$277,786

Unitranche First Lien	$620,221	Discounted Cash Flows	Discount Rate	6.8%	-	15.7%	(10.8%)
	15,576	Enterprise Value	Comparable EBITDA Multiple	13.1x	-	6.8x	(11.5x)
	135,551	Broker Quoted	Broker Quote			N/A
	$771,348

Unitranche First Lien - Last Out	$11,642	Discounted Cash Flows	Discount Rate	8.4%	-	16.5%	(10.9%)
	2,185	Collateral Analysis	Recovery Rate			42.9%
	$13,827

Senior Secured Second Lien	$29,749	Discounted Cash Flows	Discount Rate	11.5%	-	26.0%	(15.6%)
	7,397	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(10.8x)
	19,440	Broker Quoted	Broker Quote			N/A
	$56,586

Unsecured Debt	$4,533	Discounted Cash Flows	Discount Rate	15.2%	-	17.3%	(16.1%)

Equity & Other	$200	Discounted Cash Flows	Discount Rate	22.1%	-	22.1%	(22.1%)
	43,311	Enterprise Value	Comparable EBITDA Multiple	10.9x	-	27.8x	(15.7x)
	396	Broker Quoted	Broker Quote			N/A
	$43,907

Total	$1,167,987

Security Type	Fair Value as of December 31, 2021 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$227,225	Discounted Cash Flows	Discount Rate	5.5%	-	23.0%	(8.0%)
	5,509	Enterprise Value	Comparable EBITDA Multiple	10.3x	-	10.3x	(10.3x)
	36,117	Broker Quoted	Broker Quote			N/A
	$268,851

Unitranche First Lien	$665,759	Discounted Cash Flows	Discount Rate	5.1%	-	10.4%	(7.1%)
	277	Collateral Analysis	Recovery Rate			100.0%
	45,260	Broker Quoted	Broker Quote			N/A
	$711,296

Unitranche First Lien - Last Out	$7,862	Discounted Cash Flows	Discount Rate	6.5%	-	6.5%	(6.5%)
	5,861	Collateral Analysis	Recovery Rate			72.6%
	$13,723

Senior Secured Second Lien	$47,295	Discounted Cash Flows	Discount Rate	8.0%	-	21.7%	(10.5%)
	289	Broker Quoted	Broker Quote			N/A
	$47,584

Unsecured Debt	$5,620	Discounted Cash Flows	Discount Rate	11.5%	-	16.0%	(13.4%)

Equity & Other	$57,279	Enterprise Value	Comparable EBITDA Multiple	6.3x	-	32.4x	(9.8x)
	1,327	Broker Quoted	Broker Quote			N/A
	$58,606

Total	$1,105,680

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and 2021. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.
Note 6. Debt

Debt consisted of the following (in thousands):

	December 31, 2022				December 31, 2021
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$350,000	$233,000	$117,000	$233,000	$350,000	$249,500	$100,500	$249,500
SMBC Corporate Revolving Facility	350,000	241,836	108,164	241,836	300,000	203,437	96,563	203,437
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	50,000	—	50,000
2026 Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
Total Debt	$885,000	$659,836	$225,164	$659,836	$835,000	$637,937	$197,063	$637,937

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2022 and 2021, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.
(4)
As of December 31, 2022, the fair value of the 2026 Unsecured Notes was approximately $123,223.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2022, 2021 and 2020 was 4.73%, 3.72% and 3.68%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2022, 2021 and 2020 was $673,503, $530,675 and $421,066, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2022 and 2021, the debt would be deemed to be Level 3 of the fair value hierarchy.

As of December 31, 2022 and 2021, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of December 31, 2022 and 2021, deferred financing costs related to the SPV Asset Facility were $2,110 and $2,718, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

SMBC Corporate Revolving Facility

On October 27, 2021, the Company entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $350,000, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. The Company pays unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of December 31, 2022 and 2021, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,217 and $2,569, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of December 31, 2022 and 2021, deferred financing costs related to the 2023 Unsecured Notes were $157 and $429, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of December 31, 2022 and 2021, deferred financing costs related to the 2026 Unsecured Notes were $895 and $1,181, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, Ally Corporate Revolving Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and InterNotes® were as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Borrowing interest expense	$28,930	$16,166	$13,417
Unused facility fees	1,212	1,046	740
Amortization of financing costs	1,738	2,554	1,328
Total interest and credit facility expenses	$31,880	$19,766	$15,485
Weighted average outstanding balance	$673,503	$530,675	$421,066

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. As of December 31, 2022 and 2021, $0 and $210, respectively, has been pledged to cover obligations of the Company. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the years ended December 31, 2022 and 2021 the Company’s average USD notional exposure to foreign currency forward contracts was $94,393 and $61,487, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2022	Wells Fargo Bank, N.A.	$8,154	$(157)	$7,997	$—	$7,997
December 31, 2021	Wells Fargo Bank, N.A.	$2,115	$(631)	$1,484	$210	$1,694

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the years ended,
	2022	2021	2020

Net realized gain (loss) on foreign currency forward contracts	$24	$(193)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	6,513	2,116	(1,324)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$6,537	$1,923	$(1,324)

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022 and 2021, the Company had aggregated unfunded commitments totaling $158,905 and $195,622 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.
The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	$2,800	—	—
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	720	—	—
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2023	1,688	8/2/2023	$2,564
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	657	8/2/2027	738
Advanced Diabetes Supply (5)	Revolver	12/30/2027	88	—	—
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alera Group Inc. (7)	Delayed Draw Term Loan	3/2/2024	4,401	—	—
Ameda, Inc.	Revolver	—	—	9/29/2022	113
Ansira Partners, Inc. (12)	Delayed Draw Term Loan	12/20/2024	254	—	—
Apps Associates LLC (7)	Delayed Draw Term Loan	7/2/2023	900	7/2/2023	1,800
Apps Associates LLC (5)	Revolver	7/2/2027	800	7/2/2027	800
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	—	—	10/14/2023	2,028
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Auto-Vehicle Parts, LLC	Revolver	—	—	1/3/2023	600
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	—	—
Auveco Holdings (5)	Revolver	5/5/2028	450	—	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	398	—	—
AX VI INV2 Holding AB (Voff) (9)	Delayed Draw Term Loan	8/31/2029	1,593	—	—
Banker's Toolbox, Inc. (7)	Delayed Draw Term Loan	7/27/2023	4,184	7/27/2023	6,711
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	66	10/5/2024	150
BioAgilytix (7)	Delayed Draw Term Loan	12/21/2023	1,865	12/21/2023	2,543
C-4 Analytics, LLC (5)	Revolver	8/22/2023	600	8/22/2023	600
CAT Buyer, LLC	Revolver	—	—	4/11/2024	550
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,974	12/9/2025	1,974
Claritas, LLC	Revolver	—	—	12/21/2023	278
Claritas, LLC (5)	Delayed Draw Term Loan	9/30/2023	2,450	—	—
Claritas, LLC (5)	Revolver	3/31/2026	1,950	—	—
Consolidated Label Co., LLC (5)	Revolver	7/15/2026	650	7/15/2026	650
CRA MSO, LLC (5)	Revolver	12/17/2023	92	12/17/2023	140
Crusoe Bidco Limited	Delayed Draw Term Loan	—	—	12/10/2022	532

		As of December 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Crusoe Bidco Limited	Delayed Draw Term Loan	—	—	12/10/2022	167
Eagle Midco B.V. (Avania) (9)	Delayed Draw Term Loan	7/5/2029	3,545	—	—
Eagle Midco B.V. (Avania) (9)	Revolver	1/5/2029	788	—	—
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,276	11/30/2027	1,450
Effective School Solutions LLC (7)	Delayed Draw Term Loan	11/30/2023	2,200	11/30/2023	2,200
EMS Buyer, Inc. (5)	Revolver	11/23/2027	550	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	2,778	12/31/2025	2,169
Eshipping (7)	Delayed Draw Term Loan	11/5/2023	1,850	11/5/2023	1,850
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	953

		As of December 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Everlast Parent Inc. (5)	Revolver	10/30/2026	1,151	10/30/2026	1,611
Evolution BuyerCo, Inc.	Revolver	4/30/2027	729	4/30/2027	729
Evolution BuyerCo, Inc.	Delayed Draw Term Loan	—	—	4/30/2023	1,072
Evolution BuyerCo, Inc. (7)	Delayed Draw Term Loan	12/23/2023	31	—	—
Explorer Investor, Inc. (7)	Delayed Draw Term Loan	6/28/2024	2,400	—	—
FS Whitewater Borrower, LLC	Delayed Draw Term Loan	—	—	12/21/2022	1,724
FS Whitewater Borrower, LLC	Delayed Draw Term Loan	—	—	12/21/2023	435
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	448	12/21/2027	690
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	7/1/2024	1,662	—	—
Galway Borrower, LLC (5)	Delayed Draw Term Loan	9/30/2023	134	9/30/2023	1,945
Galway Borrower, LLC (5)	Revolver	9/30/2027	926	9/30/2027	926
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
GrapeTree Medical Staffing, LLC	Delayed Draw Term Loan	—	—	3/31/2022	2,750
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,542	5/4/2027	1,875
GH Parent Holdings Inc.	Delayed Draw Term Loan	—	—	5/4/2023	5,542
Granicus, Inc. (5)	Revolver	1/29/2027	535	1/29/2027	805
Granicus, Inc.	Delayed Draw Term Loan	—	—	4/23/2023	3,135
Great Lakes Dental Partners, LLC	Delayed Draw Term Loan	—	—	6/23/2023	850
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	190
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	1,150	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	135	8/18/2024	152
Hercules Borrower LLC (5)	Revolver	12/15/2026	1,985	12/15/2026	2,222
Hercules Borrower LLC (7)	Delayed Draw Term Loan	9/10/2023	1,092	9/10/2023	2,252
HGH Purchaser, Inc.	Delayed Draw Term Loan	—	—	2/10/2023	557
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	610	11/3/2025	733
Homecare Partners Management, LLC (5)	Revolver	5/25/2023	953	5/25/2027	807
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	508	12/9/2026	624
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,511	—	—
Infobase (7)	Delayed Draw Term Loan	6/14/2024	1,850	—	—
Infobase (5)	Revolver	6/14/2028	1,450	—	—
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
ISS Compressors Industries, Inc.	Revolver	—	—	2/5/2026	833
IvyRehab Intermediate II, LLC	Revolver	—	—	12/4/2024	370
IvyRehab Intermediate II, LLC	Delayed Draw Term Loan	—	—	9/13/2023	1,351
Jordan Bidco, Ltd. (9)	Delayed Draw Term Loan	8/31/2024	3,692	8/31/2024	4,132
Jordan Bidco, Ltd.	Revolver	—	—	2/28/2028	964
JTM Foods LLC (5)	Revolver	5/14/2027	347	5/14/2027	480
JTM Foods LLC (5)	Delayed Draw Term Loan	5/14/2027	250	11/14/2022	750
Kestrel Parent, LLC	Revolver	—	—	11/13/2023	871
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	2,356	—	—
King Mid LLC (5)	Revolver	12/15/2027	300	—	—
Learn-It Systems, LLC (5)	Revolver	3/18/2025	283	3/18/2025	270
Learn-It Systems, LLC	Delayed Draw Term Loan	—	—	3/18/2022	42
Learn-It Systems, LLC (6)	Delayed Draw Term Loan	5/4/2023	1,451	5/4/2023	1,924
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	884
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	595	2/3/2026	770
Lightspeed Buyer, Inc. (7)	Delayed Draw Term Loan	2/28/2023	5,101	2/28/2023	5,100
Lion Cashmere Bidco Limited	Revolver	—	—	2/23/2026	1,989
Lion Cashmere Bidco Limited (9)	Delayed Draw Term Loan	9/23/2024	2,952	9/23/2024	3,137
List Partners, Inc. (5)	Revolver	1/5/2023	450	1/5/2023	450
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2024	3,690	—	—
Mario Purchaser, LLC (5)	Revolver	4/26/2028	1,044	—	—
MHS Acquisition Holdings, LLC	Delayed Draw Term Loan	—	—	7/21/2023	95
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	129	7/21/2027	150
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	560	—	—

		As of December 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
New Era Technology, Inc. (5)	Revolver	10/31/2026	265	10/31/2026	152
New Era Technology, Inc.	Delayed Draw Term Loan	—	—	10/31/2022	673
New Era Technology, Inc. (7)	Delayed Draw Term Loan	10/31/2026	504	—	—
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	500	5/11/2027	100
Nurture Landscapes (10)	Delayed Draw Term Loan	6/2/2028	465	6/2/2028	11,411
Odessa Technologies, Inc. (7)	Delayed Draw Term Loan	10/19/2023	1,786	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	500	—	—
Omni Ophthalmic Management Consultants, LLC (7)	Delayed Draw Term Loan	3/7/2024	1,500	—	—
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	5/31/2023	113	5/31/2023	510
Ontario Systems, LLC (5)	Revolver	8/30/2025	256	8/30/2025	500
Ontario Systems, LLC	Delayed Draw Term Loan	—	—	8/19/2023	213
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	8/10/2023	724	8/10/2023	900
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	299	8/10/2027	408
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,390	1/29/2026	1,770
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	—	—	10/14/2023	2,594
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	7/8/2024	2,626	—	—
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	1,432	—	—
PharComp Parent B.V. (11)	Delayed Draw Term Loan	2/18/2023	2,873	—	—
Pharmalogics Recruiting, LLC	Delayed Draw Term Loan	—	—	9/27/2023	4,644
Pilot Air Freight, LLC	Revolver	—	—	7/25/2024	100
Pinnacle Treatment Centers, Inc.	Delayed Draw Term Loan	—	—	1/17/2022	457
Pinnacle Treatment Centers, Inc.	Revolver	—	—	12/31/2022	571
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	5/12/2024	1,892	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	811	—	—
Potter Electric Signal Company (5)	Revolver	12/19/2024	550	12/19/2024	462
PPV Intermediate Holdings LLC (Vetcor) (7)	Delayed Draw Term Loan	2/29/2024	415	—	—
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	166	—	—
PPV Intermediate Holdings LLC (Vetcor) (7)	Delayed Draw Term Loan	2/29/2024	234	—	—
Professional Physical Therapy (5)	Revolver	2/28/2023	188	—	—
Premier Dental Care Management, LLC (7)	Delayed Draw Term Loan	8/5/2023	793	8/5/2023	3,784
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,030	8/5/2027	1,266
Prism Bidco, Inc.	Revolver	—	—	6/25/2026	833
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	9/1/2023	2,778	9/1/2023	3,486
PT Network, LLC	Revolver	—	—	11/30/2023	280
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	—	—	11/26/2023	1,401
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	816	11/26/2027	1,531
Pye-Barker Fire & Safety, LLC (7)	Delayed Draw Term Loan	6/15/2024	1,200	—	—
Pye-Barker Fire & Safety, LLC (5)	Revolver	10/1/2024	75	—	—
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	258	10/1/2024	300
Ruffalo Noel Levitz, LLC (5)	Revolver	5/29/2024	75	5/29/2022	300
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	480	6/14/2025	600
Saturn Borrower Inc	Revolver	—	—	9/30/2026	605
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	650	12/20/2026	1,300
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Service Logic Acquisition, Inc.	Delayed Draw Term Loan	—	—	10/30/2022	389
Slickdeals Holdings, LLC (4)	Revolver	6/12/2023	727	6/12/2023	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Smile Doctors LLC	Delayed Draw Term Loan	—	—	12/23/2023	1,654
Smile Doctors LLC (5)	Revolver	12/23/2027	646	12/23/2027	1,201
Smile Doctors LLC (7)	Delayed Draw Term Loan	12/23/2028	2,010	—	—
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	—	—
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	840	—	—
Spear Education	Delayed Draw Term Loan	—	—	2/26/2022	3,125

		As of December 31, 2022		As of December 31,2021
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2023	2,226	12/30/2023	3,774
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	528	12/30/2026	1,887
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	650	—	—
Sun Acquirer Corp. (7)	Delayed Draw Term Loan	9/8/2027	491	9/8/2023	4,466
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,812	9/8/2027	1,812
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	7/8/2029	1,961	—	—
Sydney US Buyer Corp. (3B Scientific) (9)	Revolver	7/8/2029	654	—	—
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	259	9/22/2026	967
Teal Acquisition Co., Inc	Delayed Draw Term Loan	—	—	9/22/2026	1,642
The Hilb Group, LLC (5)	Revolver	12/2/2025	340	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	143	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	12/10/2023	1,880	12/10/2023	4,413
The Hilb Group, LLC (5)	Revolver	12/2/2025	113	12/2/2025	113
Transportation Insight, LLC (5)	Revolver	12/3/2024	750	12/3/2024	750
Tranzonic	Revolver	—	—	3/27/2023	356
Unifeye Vision Partners (5)	Revolver	9/13/2025	793	9/13/2025	1,700
Unifeye Vision Partners (6)	Delayed Draw Term Loan	9/7/2023	1,199	9/7/2023	4,286
United Flow Technologies (7)	Delayed Draw Term Loan	10/29/2023	82	10/29/2023	3,750
United Flow Technologies (5)	Revolver	10/29/2027	1,600	10/29/2027	1,600
UP Acquisition Corp. (5)	Revolver	5/23/2024	807	5/23/2024	807
VetStrategy	Delayed Draw Term Loan	—	—	1/31/2022	419
Vital Care Buyer, LLC (5)	Revolver	10/19/2025	1,852	10/19/2025	2,222
WhiteHawk III Onshore Fund L.P.	Partnership Interest	7/5/2024	1,700	7/5/2024	4,208
Winxnet Holdings LLC (5)	Revolver	6/29/2023	163	6/29/2023	400
Winxnet Holdings LLC	Revolver	—	—	6/29/2023	250
Total			$158,905		$195,622

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2022 and 2021.
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
(12)
Investment pays 5.00% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
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

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
November 4, 2022	December 30, 2022	January 17, 2023	$0.41
August 5, 2022	September 30, 2022	October 17, 2022	$0.41
May 3, 2022	June 30, 2022	July 15, 2022	$0.41
February 18, 2022	March 31, 2022	April 15, 2022	$0.41
November 5, 2021	September 2, 2022	September 15, 2022	$0.05
November 5, 2021	June 3, 2022	June 15, 2022	$0.05
November 5, 2021	March 4, 2022	March 15, 2022	$0.05
November 5, 2021	December 3, 2021	December 15, 2021	$0.05
November 5, 2021	December 31, 2021	January 17, 2022	$0.41
August 6, 2021	September 30, 2021	October 15, 2021	$0.41
May 10, 2021	June 30, 2021	July 15, 2021	$0.41
February 22, 2021	March 31, 2021	April 15, 2021	$0.41
November 3, 2020	December 31, 2020	January 15, 2021	$0.41
August 7, 2020	September 30, 2020	October 15, 2020	$0.41
May 11, 2020	June 30, 2020	July 15, 2020	$0.41
March 3, 2020	March 31, 2020	April 15, 2020	$0.41

At December 31, 2022 and 2021, Crescent, Sun Life and other related parties owned 6.59% and 5.10%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2022 and 2021, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the years ended,
	2022	2021	2020

Net increase (decrease) in net assets resulting from operations	$15,544	$83,633	$54,672
Weighted average common shares outstanding	30,887,360	28,477,771	27,681,757
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.50	$2.94	$1.98

Note 11. Income Taxes

The tax character of shareholder distributions attributable to the years ended December 31, 2022, 2021 and 2020, were as follows (in thousands):

	2022	2021	2020
Ordinary Income	$55,288	$48,843	$46,216
Capital Gain	—	—	—
Total	$55,288	$48,843	$46,216
(1)
For years ended December 31, 2022, 2021 and 2020, 83.8%, 86.7%, and 98.0%, respectively, of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the years ended December 31, 2022, 2021 and 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of wash sales, organizational expenses, partnership basis adjustments, forward contracts mark to market and defaulted bond income accruals is as follows (in thousands):

	2022	2021	2020
Undistributed net investment income	$15,656	$13,350	$8,439
Other temporary differences	(437)	(447)	(456)
Post October loss deferrals	—	—	—
Capital loss carryover	(41,134)	(34,248)	(63,271)
Unrealized appreciation (depreciation)	(36,583)	7,437	20,630
Components of tax distributable earnings at year end	$(62,498)	$(13,908)	$(34,658)

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

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the years ended December 31, 2022, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows (in thousands):

	2022	2021	2020
Accumulated net realized gain (loss)	$(5,482)	$(16,849)	$(35,651)
Distributions in excess of Investment Company Taxable Income	(3,364)	2,837	(94)
Total	$(8,846)	$(14,012)	$(35,745)

The tax cost of the Company’s investments as of December 31, 2021, approximates their amortized cost.

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of December 31, 2022	As of December 31, 2021
Tax Cost		$1,295,847	$1,260,862
Gross Unrealized Appreciation		$9,274	$34,877
Gross Unrealized Depreciation		(42,164)	(25,373)
	Net Unrealized Investment Appreciation (Depreciation)	$(32,890)	$9,504

The Company recognized the following income taxes related to Taxable Subsidiary and excise taxes related to the Company’s status as a RIC:

	For the years ended,
	2022	2021	2020
Income tax (benefit) provision	$(326)	$1,732	$(51)
Excise tax (benefit) provision	481	518	592
(Benefit) provision for income and excise taxes	$155	$2,250	$541

As of December 31, 2022 and 2021, $657 and $1,733 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the years ended,
	2022	2021	2020
Benefit (provision) for taxes on realized gain on investments	$(911)	$(1,177)	$46
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	105	(220)	(235)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(806)	$(1,397)	$(189)

As of December 31, 2022 and 2021, $91 and $42, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2022 and 2021, $899 and $956, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiary and other temporary book to tax differences of the corporate subsidiary.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the years ended,
	2022	2021	2020	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$21.12	$19.88	$19.50	$19.43	$20.10
Net investment income after tax	1.93	1.67	1.80	1.83	1.65
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(1.43)	1.27	0.18	(0.14)	(0.89)
Net increase (decrease) in net assets resulting from operations	0.50	2.94	1.98	1.69	0.76
Effect of equity issuances, net of share repurchases and rounding	—	0.01	0.04	0.03	0.06
Distributions declared from net investment income(2)	(1.79)	(1.69)	(1.64)	(1.64)	(1.47)
Offering Costs	—	(0.02)	—	(0.01)	(0.02)
Total increase (decrease) in net assets	(1.29)	1.24	0.38	0.07	(0.67)
Net asset value, end of period	$19.83	$21.12	$19.88	$19.50	$19.43
Shares outstanding, end of period	30,887,360	30,887,360	20,862,314	13,358,289	8,597,116
Market value, end of period	$12.78	17.60	14.57	—	—
Weighted average shares outstanding	30,887,360	28,477,771	27,681,757	17,344,640	10,719,485
Total return based on market value (3)	-18.45%	32.46%	1.47%	—	—
Total return based on net asset value (4)	2.37%	14.74%	10.36%	8.81%	4.06%
Ratio/Supplemental Data:
Net assets, end of period	$612,541	$652,285	$560,000	$406,917	$259,579
Ratio of total net expenses to average net assets(5)	8.96%	7.81%	5.34%	6.54%	7.33%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.26%	3.02%	2.24%	2.50%	3.06%
Ratio of net investment income before taxes to average net assets	9.41%	8.40%	10.10%	9.61%	8.48%
Ratio of interest and credit facility expenses to average net assets	5.01%	3.33%	3.10%	4.03%	4.01%
Ratio of net incentive fees to average net assets	0.68%	1.46%	—	—	0.26%
Portfolio turnover	21.52%	41.64%	28.01%	23.97%	27.89%
Asset coverage ratio	192%	201%	217%	225%	209%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP and WhiteHawk III Onshore Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 9.04%, 7.83%, 5.37%, 6.58% and 7.36% for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended December 31 for the years indicated below. We had no senior securities outstanding as of December 31 of any fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
SPV Asset Facility
Fiscal 2022	$233,000	$1,917	-	N/A
Fiscal 2021	$249,500	$2,014	-	N/A
Fiscal 2020	$260,210	$2,166	-	N/A
Fiscal 2019	$220,687	$2,250	-	N/A
Fiscal 2018	$159,629	$2,085	-	N/A
Fiscal 2017	$86,629	$2,135	-	N/A
Fiscal 2016	$47,629	$2,347	-	N/A
Fiscal 2015	$-	$-	-	N/A
Revolving Credit Facility(5)
Fiscal 2022	$-	$-	-	N/A
Fiscal 2021	$-	$-	-	N/A
Fiscal 2020	$-	$-	-	N/A
Fiscal 2019	$-	$-	-	N/A
Fiscal 2018	$-	$-	-	N/A
Fiscal 2017	$-	$-	-	N/A
Fiscal 2016	$47,810	$2,347	-	N/A
Fiscal 2015	$54,810	$2,415	-	N/A
Revolving Credit Facility II(6)
Fiscal 2022	$-	$-	-	N/A
Fiscal 2021	$-	$-	-	N/A
Fiscal 2020	$-	$-	-	N/A
Fiscal 2019	$-	$-	-	N/A
Fiscal 2018	$78,310	$2,085	-	N/A
Fiscal 2017	$65,310	$2,135	-	N/A
Fiscal 2016	$-	$-	-	N/A
Fiscal 2015	$-	$-	-	N/A
Ally Corporate Revolving Facility(8)
Fiscal 2022	$-	$-	-	N/A
Fiscal 2021	$-	$-	-	N/A
Fiscal 2020	$149,904	$2,166	-	N/A
Fiscal 2019	$104,754	$2,250	-	N/A
Fiscal 2018	$-	$-	-	N/A
Fiscal 2017	$-	$-	-	N/A
Fiscal 2016	$-	$-	-	N/A
Fiscal 2015	$-	$-	-	N/A
SMBC Corporate Revolving Facility
Fiscal 2022	$241,836	$1,917	-	N/A
Fiscal 2021	$203,437	$2,014	-	N/A
Fiscal 2020	$-	$-	-	N/A
Fiscal 2019	$-	$-	-	N/A
Fiscal 2018	$-	$-	-	N/A
Fiscal 2017	$-	$-	-	N/A
Fiscal 2016	$-	$-	-	N/A
Fiscal 2015	$-	$-	-	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2023 Unsecured Notes
Fiscal 2022	$50,000	$1,917	-	N/A
Fiscal 2021	$50,000	$2,014	-	N/A
Fiscal 2020	$50,000	$2,166	-	N/A
Fiscal 2019	$-	$-	-	N/A
Fiscal 2018	$-	$-	-	N/A
Fiscal 2017	$-	$-	-	N/A
Fiscal 2016	$-	$-	-	N/A
Fiscal 2015	$-	$-	-	N/A
2026 Unsecured Notes
Fiscal 2022	$135,000	$1,917	-	N/A
Fiscal 2021	$135,000	$2,014	-	N/A
Fiscal 2020	$-	$-	-	N/A
Fiscal 2019	$-	$-	-	N/A
Fiscal 2018	$-	$-	-	N/A
Fiscal 2017	$-	$-	-	N/A
Fiscal 2016	$-	$-	-	N/A
Fiscal 2015	$-	$-	-	N/A
InterNotes®(7)
Fiscal 2022	$-	$-	-	N/A
Fiscal 2021	$-	$-	-	N/A
Fiscal 2020	$16,418	$2,166	-	N/A
Fiscal 2019	$-	$-	-	N/A
Fiscal 2018	$-	$-	-	N/A
Fiscal 2017	$-	$-	-	N/A
Fiscal 2016	$-	$-	-	N/A
Fiscal 2015	$-	$-	-	N/A

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

Note 13. First Eagle Alternative Capital BDC, Inc. Acquisition

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

At the date and time when the First Merger becomes effective (the “Effective Time”), each share of common stock, par value $0.001 per share, of FCRD (“FCRD Common Stock”) issued and outstanding as of two days prior to the closing (the “Determination Date”) (excluding shares held by subsidiaries of FCRD or held, directly or indirectly, by the Company or Acquisition Sub (“Cancelled Shares”) and Dissenting Shares (as defined in Exhibit 2.4)) shall be converted into the right to receive (i) a portion of the CCAP Aggregate Merger Consideration (as defined below) pursuant to the election and proration procedures described below and in Exhibit 2.4 and (ii) from the Adviser, an amount equal to (a) $35.0 million divided by (b) the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares) (the “CCAP Advisor Cash Consideration”). The “CCAP Aggregate Merger Consideration” means the sum of (A) a number of shares of the Company’s common stock equal to the number of shares of FCRD Common Stock issued and outstanding as of the Determination Date, multiplied by the Exchange Ratio (as defined below); provided, that in no event will the aggregate number of shares of the Company’s common stock to be issued pursuant to the Merger Agreement (the “Total CCAP Stock Consideration”) exceed 19.99% of the number of shares of the Company’s common stock issued and outstanding as of October 3, 2022, and (B) if the Total CCAP Stock Consideration is less than the FCRD Closing Net Asset Value (as defined below), an amount in cash, without interest, to be paid by the Company equal to (a) the FCRD Closing Net Asset Value (as defined below) minus the Aggregate Share Consideration Value (as defined below) (such cash amount, the “CCAP Aggregate Cash Consideration”).

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

The completion of the FCRD Acquisition is subject to certain conditions, including, among others, FCRD stockholder approval, required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), and other customary closing conditions.

The merger of FCRD with and into Acquisition Sub is expected be accounted for as an asset acquisition pursuant to ASC 805-50, Business Combinations-Related Issues, with the fair value of total consideration paid in conjunction with the Mergers including, under certain circumstances, the CCAP Advisor Cash Consideration, or a portion thereof, allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers.

The final allocation of the purchase price will be determined after the Mergers are completed and after completion of a final analysis to determine (i) the fair value of total consideration to be paid in conjunction with the mergers; and (ii) the fair values of FCRD’s acquired assets and assumed liabilities as of the acquisition date. Accordingly, the final purchase accounting adjustments may differ materially from the pro forma adjustments presented in this document. For consolidated financial reporting, CCAP will be the accounting and performance survivor. There are no material differences in the accounting, taxation or valuation policies of CCAP and FCRD.

As of December 31, 2022, the Company incurred $3,773 of costs related to the acquisition, which were recorded as Other assets on the Consolidated Statements of Assets and Liabilities.

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

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2022 and for the year ended December 31, 2022.

On January 13, 2023, the Company entered into an amendment to the SMBC Corporate Revolving Facility. The amendment, among other things, increased the size of the SMBC Corporate Revolving Facility from $350,000 to $385,000.

On February 16, 2023, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on April 17, 2023 to stockholders of record as of March 31, 2023.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

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

10.18

First Omnibus Amendment to the Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement dated January 13, 2023, by and among Crescent Capital BDC, Inc. as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2023).

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: February 22, 2023	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: February 22, 2023	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Gerhard Lombard, George P. Hawley, Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

Signature	Title

/s/ Jason A. Breaux	Chief Executive Officer
Jason A. Breaux

/s/ Gerhard Lombard	Chief Financial Officer
Gerhard Lombard

/s/ George G. Strong, Jr.	Director and Chairman of the Audit Committee
George G. Strong, Jr.

/s/ Steven F. Strandberg	Director
Steven F. Strandberg

/s/ Michael S. Segal	Director
Michael S. Segal

/s/ Kathleen Briscoe	Director
Kathleen Briscoe

/s/ Susan Yun Lee	Director
Susan Yun Lee