Form 10-Q
period 2023-03-31
Crescent Capital BDC, Inc.
filed 2023-05-10
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 814-01132

Crescent Capital BDC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-3162282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 235-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CCAP	The Nasdaq Stock Market LLC
5.00% Notes due 2026	FCRX	The New York Stock Exchange

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 10, 2023 was 37,061,547

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2023 (unaudited)	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,485,720 and $1,235,778, respectively)	$1,453,364	$1,208,501
Non-controlled affiliated (cost of $48,433 and $42,040, respectively)	49,838	43,080
Controlled (cost of $69,435 and $13,638, respectively)	62,843	11,375
Cash and cash equivalents	21,447	6,397
Restricted cash and cash equivalents	13,026	10,670
Interest and dividend receivable	13,455	9,945
Unrealized appreciation on foreign currency forward contracts	7,510	8,154
Deferred tax assets	74	91
Receivable for investments sold	7,687	5
Other assets	1,899	4,660

Total assets	$1,631,143	$1,302,878

Liabilities
Debt (net of deferred financing costs of $8,540 and $5,380)	$875,791	$654,456
Distributions payable	15,195	12,664
Interest and other debt financing costs payable	6,976	8,471
Management fees payable	4,410	4,056
Incentive fees payable	3,603	3,112
Deferred tax liabilities	1,478	899
Payable for investment purchased	-	514
Directors’ fees payable	168	151
Unrealized depreciation on foreign currency forward contracts	173	157
Accrued expenses and other liabilities	4,929	5,857
Total liabilities	$912,723	$690,337

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$-	$-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 and 30,887,360 shares issued and outstanding, respectively)	37	31
Paid-in capital in excess of par value	788,299	675,008
Accumulated earnings (loss)	(69,916)	(62,498)
Total net assets	$718,420	$612,541
Total liabilities and net assets	$1,631,143	$1,302,878
Net asset value per share	$19.38	$19.83

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$34,245	$20,951
Paid-in-kind interest	618	315
Dividend income	4	9
Other income	46	89
From non-controlled affiliated investments:
Interest income	612	348
Paid-in-kind interest	49	2,039
Dividend income	628	2,274
From controlled investments:
Interest income	167	182
Paid-in-kind interest	192	174
Dividend income	2,720	-
Total investment income	39,281	26,381

Expenses:
Interest and other debt financing costs	12,370	5,471
Management fees	4,456	4,015
Income based incentive fees	3,692	2,718
Capital gains based incentive fees	-	721
Professional fees	311	452
Directors’ fees	168	117
Other general and administrative expenses	726	696
Total expenses	21,723	14,190
Management fees waiver	(46)	(56)
Income based incentive fees waiver	(89)	(44)
Net expenses	21,588	14,090
Net investment income before taxes	17,693	12,291
(Benefit) provision for income and excise taxes	201	154
Net investment income	17,492	12,137
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	252	1,306
Non-controlled affiliated investments	-	7,113
Foreign currency transactions	-	153
Foreign currency forward contracts	-	24
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(5,554)	(853)
Non-controlled affiliated investments	365	(3,077)
Controlled investments	(4,329)	(668)
Foreign currency forward contracts	(661)	95
Net realized and unrealized gains (losses) on investments	(9,927)	4,093
Benefit (provision) for taxes on realized gain on investments	252	(217)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(40)	196
Net increase (decrease) in net assets resulting from operations	$7,777	$16,209

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.24	$0.52
Net investment income per share (basic and diluted):	$0.54	$0.39
Weighted average shares outstanding (basic and diluted):	32,465,208	30,887,360

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	17,492	17,492
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	252	252
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(10,179)	(10,179)
Benefit (provision) for taxes on realized gain on investments	—	—	—	252	252
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(40)	(40)
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	—	91,257
Deemed contribution from Adviser (Note 13)			22,040		22,040
Distributions from distributable earnings	—	—	—	(15,195)	(15,195)
Total increase (decrease) for the three months ended March 31, 2023	6,174,187	$6	$113,291	$(7,418)	$105,879
Balance at March 31, 2023	37,061,547	$37	$788,299	$(69,916)	$718,420

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,137	12,137
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	8,596	8,596
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(4,503)	(4,503)
Provision for taxes on realized gain on investments				(217)	(217)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	196	196
Distributions from distributable earnings	—	—	—	(14,208)	(14,208)
Total increase (decrease) for the three month ended March 31, 2022	-	$-	$-	$2,001	$2,001
Balance at March 31, 2022	30,887,360	$31	$666,162	$(11,907)	$654,286

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,777	$16,209

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(29,045)	(60,014)
Paid-in-kind interest income	(852)	(2,482)
Proceeds from sales of investments and principal repayments	54,351	49,573
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	(128)	(8,444)
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	(14,981)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	9,518	4,598
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	661	(95)
Amortization of premium and accretion of discount, net	(1,857)	(1,509)
Amortization of deferred financing costs	473	428
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(7,682)	14,235
(Increase) decrease in interest receivable	(3,510)	48
(Increase) decrease in deferred tax asset	17	(2)
(Increase) decrease in other assets	2,761	(409)
Increase (decrease) in management fees payable	354	129
Increase (decrease) in incentive fees payable	491	2,795
Increase (decrease) in directors’ fees payable	17	3
Increase (decrease) in interest and other debt financing costs payable	(1,495)	(2,176)
Increase (decrease) in deferred tax liability	579	(194)
Increase (decrease) in payable for investment purchased	(514)	—
Increase (decrease) in accrued expenses and other liabilities	(928)	(1,527)
Net cash provided by (used for) operating activities	$16,007	$11,166

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	(3,633)	(221)
Distributions paid	(12,664)	(14,208)
Borrowings on credit facilities	156,126	48,837
Repayments on credit facilities	(138,430)	(50,955)
Net cash provided by (used for) financing activities	1,399	(16,547)
Effect of exchange rate changes on cash denominated in foreign currency	-	44
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	17,406	(5,337)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	17,067	23,526
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$34,473	$18,189

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$14,914	$7,209
Cash paid during the period for taxes	$530	$1,595
Accrued but unpaid distributions	$15,195	$12,664
Issuance of shares in connection with asset acquisition (Note 13)	$91,257	—
Deemed contribution from the Adviser (non-cash) (Note 13)	$22,040

(1)
As of March 31, 2023, the balance included cash and cash equivalents of $21,447 (including cash denominated in foreign currency of $1,401) and restricted cash and cash equivalents of $13,026. As of December 31, 2022, the balance included cash and cash equivalents of $6,397 (including cash denominated in foreign currency of $125) and restricted cash and cash equivalents of $10,670.
(2)
On March 9, 2023, in connection with the FCRD Acquisition (as defined in Note 1 and further discussed in Note 13), the Company acquired net assets of $129,511 which included $335,035 of investments, $1,233 cash and cash equivalents and $4,513 of other assets, net of $211,270 of assumed liabilities, for the total cash and stock consideration of $129,511, inclusive of $7,565 of the transaction costs.

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	—	$(7)	(0.0)%	$(36)
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.29%	05/2028	120	115	0.0	94
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.29%	05/2028	4,020	3,947	0.5	3,847
Continental Battery Company	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.55%	01/2027	7,175	7,077	0.9	6,557
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	11.55%	01/2027	2,645	2,627	0.3	2,417
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.59%	09/2028	9,101	8,988	1.2	8,817
Sun Acquirer Corp. (5)	Unitranche First Lien Revolver	P + 475 (75 Floor)	12.75%	09/2027	254	225	0.0	199
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.59%	09/2028	12,880	12,676	1.7	12,496
Sun Acquirer Corp.	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.59%	09/2028	2,469	2,427	0.3	2,395
					38,664	38,075	4.9%	36,786
Capital Goods
Apex Services Partners, LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	9.46%	07/2025	5,219	5,219	0.7	5,115
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,858	6,799	1.0	6,858
Envocore Holding, LLC (7)(8)	Senior Secured Second Lien Term Loan	1000 PIK	10.00%	12/2026	7,868	7,055	0.7	4,982
Envocore Holding, LLC (4)(5)(7)(8)	Senior Secured First Lien Revolver			12/2025	—	(5)	—	—
Eshipping	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.84%	11/2027	6,555	6,451	0.9	6,555
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(15)	—	—
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(18)	—	—
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.05%	07/2028	3,383	3,329	0.5	3,269
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.78%	07/2028	350	342	0.0	333
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.66%	08/2027	229	222	0.0	198
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	10.66%	08/2027	293	286	0.0	276
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.66%	08/2027	2,019	1,989	0.3	1,949

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.90%	12/2025	2,424	2,413	0.3	2,369
Potter Electric Signal Company	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.80%	12/2025	460	459	0.1	450
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	9.80%	12/2025	1,103	1,094	0.2	1,078
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	L + 475 (100 Floor)	9.80%	12/2024	44	42	0.0	32
TriStrux, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	11.16%	12/2026	2,738	2,671	0.4	2,624
TriStrux, LLC (5)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	11.16%	12/2026	491	465	0.1	447
TriStrux, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	11.16%	12/2026	960	925	0.1	900
United Flow Technologies	Unitranche First Lien Term Loan	L + 575 (100 Floor)	10.58%	10/2027	8,465	8,331	1.1	8,238
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.58%	10/2027	1,188	1,169	0.2	1,156
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.59%	10/2027	3,716	3,666	0.5	3,616
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	—	(25)	(0.0)	(43)
					54,363	52,864	7.1	50,402
Commercial & Professional Services
ASP MCS Acquisition Corp. (12)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	10.79%	10/2025	288	275	0.0	229
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.66%	10/2026	3,633	3,494	0.5	3,428
Automated Control Concepts, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	11.66%	10/2026	167	134	0.0	120
Camin Cargo Control, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.42%	06/2026	3,567	3,549	0.5	3,442
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 450 (100 Floor)	9.66%	04/2025	989	988	0.1	952
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	9.66%	04/2025	4,691	4,686	0.6	4,515
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	—	(7)	(0.0)	(19)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.78%	07/2026	4,094	4,046	0.6	3,973
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.84%	07/2026	3,783	3,731	0.5	3,671
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.24%	09/2028	14,521	14,328	2.0	14,122
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(1)	(0.0)	(4)
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	L + 525 (75 Floor)	10.41%	09/2027	199	185	0.0	145

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.34%	05/2027	12,977	12,835	1.8	12,573
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.41%	05/2027	542	520	0.1	477
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.40%	05/2027	5,514	5,514	0.7	5,342
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 25 PIK)	10.16%	02/2025	4,105	4,098	0.6	3,996
Hepaco, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 25 PIK)	10.16%	02/2025	5,037	5,026	0.7	4,903
Hepaco, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor) (including 25 PIK)	10.16%	02/2025	588	588	0.1	564
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.34%	12/2026	18,743	18,411	2.6	18,633
Hercules Borrower LLC (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	11.34%	12/2026	237	202	0.0	224
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 650 (100 Floor)	11.34%	12/2026	1,454	1,432	0.2	1,402
Hercules Borrower LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.34%	12/2026	243	240	0.0	238
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.72%	01/2026	3,768	3,730	0.5	3,706
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	9.72%	01/2026	2,828	2,800	0.4	2,780
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(7)	(0.0)	(12)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	9.72%	01/2026	246	243	0.0	242
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.54%	06/2028	11,215	11,015	1.5	10,995
Infobase (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2028	—	(16)	(0.0)	(36)
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.46%	06/2028	387	361	0.0	358
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	248	240	0.0	224
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	788	785	0.1	714
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.91%	07/2027	222	220	0.0	219
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.82%	07/2027	21	19	0.0	19
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.91%	07/2027	1,810	1,783	0.2	1,781
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.46%	07/2027	108	107	0.0	108
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.41%	05/2027	5,600	5,518	0.8	5,509
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	12.50%	05/2027	600	597	0.1	579

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.66%	11/2027	4,906	4,789	0.7	4,787
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.55%	11/2027	3,649	3,549	0.5	3,561
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.55%	11/2027	9,796	9,543	1.3	9,559
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.55%	11/2027	1,970	1,921	0.3	1,922
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.55%	11/2027	2,567	2,535	0.3	2,505
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(24)	(0.0)	(37)
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.80%	11/2027	1,152	1,131	0.2	1,098
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2024	—	(3)	(0.0)	(3)
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2026	—	(95)	(0.0)	(44)
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(2)	(0.0)	(2)
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.42%	10/2024	2,186	2,172	0.3	2,173
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	11.75%	12/2026	244	228	0.0	210
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	L + 475	9.91%	12/2026	4,974	4,919	0.7	4,844
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	13.33%	10/2028	8,755	8,556	1.2	8,842
Service Logic Acquisition, Inc.	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	13.33%	10/2028	2,359	2,301	0.3	2,383
SuperHero Fire Protection, LLC	Senior Secured First Lien Term Loan	L + 625 (100 Floor)	11.41%	09/2026	4,240	4,203	0.6	4,176
SuperHero Fire Protection, LLC (5)	Senior Secured First Lien Revolver	L + 625 (100 Floor)	11.08%	09/2026	371	367	0.1	364
SuperHero Fire Protection, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	11.08%	09/2026	1,291	1,280	0.2	1,272
TecoStar Holdings, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	13.33%	11/2024	5,000	4,967	0.6	4,520
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.66%	05/2024	1,161	1,155	0.2	1,127
UP Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			05/2024	—	(6)	(0.0)	(38)
UP Acquisition Corp.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.66%	05/2024	4,235	4,213	0.6	4,108
					172,069	169,368	23.3	167,439
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.83%	07/2028	4,811	4,741	0.7	4,689
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.75%	07/2028	242	236	0.0	232
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.55%	07/2028	325	320	0.0	270

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.45%	11/2027	7,673	7,551	1.0	7,171
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	10.34%	11/2027	174	151	0.0	79
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(17)	(0.0)	(144)
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.50%	10/2026	13,713	13,491	1.9	13,469
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	P + 475 (100 Floor)	12.75%	10/2026	460	436	0.1	432
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.75%	10/2026	3,370	3,302	0.4	3,228
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.80%	12/2027	5,108	5,025	0.7	5,003
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.80%	12/2027	1,714	1,701	0.2	1,679
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.80%	12/2027	1,704	1,678	0.2	1,669
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.80%	12/2027	466	454	0.1	451
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 600 (75 Floor)	10.81%	12/2027	504	488	0.1	482
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.23%	11/2025	3,328	3,311	0.5	3,301
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.23%	11/2025	3,297	3,247	0.5	3,270
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	11.28%	11/2025	1,371	1,352	0.2	1,358
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.23%	11/2025	7,845	7,751	1.1	7,781
HS Spa Holdings Inc. (Hand & Stone) (4)(5)	Unitranche First Lien Revolver			06/2028	—	(26)	(0.0)	(31)
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.45%	06/2029	10,343	10,160	1.4	10,131
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,399	1,369	0.2	1,136
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.06%	08/2026	4,841	4,746	0.7	4,806
Ingenio, LLC (5)	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.06%	08/2026	2,142	2,100	0.3	2,126
Learn-It Systems, LLC (5)	Senior Secured First Lien Revolver	L + 750 (100 Floor) (including 275 PIK)	12.65%	03/2025	621	611	0.1	540
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.90%	03/2025	2,523	2,493	0.3	2,297
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 750 (100 Floor) (including 275 PIK)	9.42%	03/2025	4,267	4,218	0.5	3,885
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.90%	03/2025	1,143	1,142	0.1	1,038

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.66%	04/2029	1,524	1,511	0.2	1,470
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	15.66%	04/2032	3,207	3,103	0.4	3,107
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Revolver			04/2028	—	(18)	(0.0)	(37)
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.66%	04/2029	9,837	9,661	1.3	9,491
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(1)	(0.0)	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.45%	07/2025	3,029	3,014	0.4	2,990
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.91%	08/2028	3,518	3,467	0.5	3,470
Point Quest Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.97%	08/2028	571	556	0.1	557
PPV Intermediate Holdings LLC (Vetcor) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.53%	08/2029	34	33	0.0	29
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(4)	(0.0)	(15)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.53%	08/2029	3,327	3,279	0.4	3,210
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1300 PIK	0.00%	08/2030	758	741	0.1	646
PPV Intermediate Holdings LLC (Vetcor) (5)(8)	Unsecured Debt	1300 PIK	0.00%	08/2030	207	204	0.0	172
smarTours, LLC (5)(6)	Senior Secured First Lien Revolver	S + 675 (100 Floor)	11.80%	12/2026	1,511	1,511	0.2	1,511
smarTours, LLC (6)	Senior Secured First Lien Term Loan	L + 775 PIK	12.80%	12/2026	1,092	1,092	0.2	1,092
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.91%	12/2028	13,075	12,829	1.8	12,685
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.91%	12/2028	2,178	2,147	0.3	2,066
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	P + 475 (75 Floor)	12.75%	12/2026	1,208	1,175	0.2	1,151
The Mulch & Soil Company, LLC	Senior Secured First Lien Term Loan	L + 625 (100 Floor)	11.41%	04/2026	3,683	3,607	0.5	3,522
The Mulch & Soil Company, LLC (5)	Senior Secured First Lien Revolver	L + 625 (100 Floor)	11.08%	04/2026	295	272	0.0	250
United Language Group, Inc.	Senior Secured First Lien Revolver	S + 875 (100 Floor) (including 200 PIK)	13.66%	06/2024	400	400	0.1	384
United Language Group, Inc.	Senior Secured First Lien Term Loan	S + 875 (100 Floor) (including 200 PIK)	13.66%	06/2024	4,534	4,538	0.6	4,354
Wrench Group LLC	Senior Secured Second Lien Term Loan	L + 787.5	13.03%	04/2027	4,833	4,744	0.7	4,833
					142,205	139,892	19.3	137,284

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.41%	09/2028	7,941	7,761	1.1	7,741
Alera Group Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.41%	09/2028	4,975	4,884	0.7	4,875
Alpine X	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.85%	12/2027	1,411	1,398	0.2	1,396
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.85%	12/2027	91	89	0.0	89
Alpine X	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.85%	12/2027	910	901	0.1	900
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.85%	12/2027	1,493	1,478	0.2	1,476
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.85%	12/2027	43	42	0.0	42
ECL Entertainment (12)	Unitranche First Lien Term Loan	S + 750 (75 Floor)	12.42%	05/2028	2,948	2,963	0.4	2,953
iLending LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	10.84%	06/2026	4,357	4,357	0.6	4,343
iLending LLC (5)	Senior Secured First Lien Revolver			06/2026	—	—	(0.0)	(2)
King Mid LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.80%	12/2027	1,640	1,609	0.2	1,594
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	(0.0)	(4)
King Mid LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.80%	12/2027	3,450	3,391	0.5	3,405
Riveron Acquisition Holdings, Inc.	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.48%	05/2025	8,015	8,015	1.1	8,015
					37,274	36,885	5.1	36,823
Energy
Allied Wireline Services, LLC (8)(9)	Senior Secured First Lien Term Loan			06/2025	5,991	4,588	0.7	4,703
BJ Services, LLC (10)	Unitranche First Lien - Last Out Term Loan	L + 825 (100 Floor)	13.00%		5,090	3,117	0.3	2,209
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2023	14,225	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2023	6,962	—	—	—
Loadmaster Derrick & Equipment, Inc. (5)(7)(9)	Senior Secured First Lien Revolver			12/2023	17,886	1,807	0.3	1,807
Owl Landfill Services, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.91%	06/2026	3,468	3,468	0.5	3,468
					53,622	12,980	1.8	12,187

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food & Staples Retailing
Isagenix International, LLC (9)(12)	Senior Secured First Lien Term Loan			06/2025	5,470	5,373	0.3	1,860
					5,470	5,373	0.3	1,860
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.12%	05/2027	4,962	4,899	0.7	4,874
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	10.15%	05/2027	667	657	0.1	652
JTM Foods LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 525 (100 Floor)	10.41%	05/2027	500	495	0.1	487
Mann Lake Ltd. (5)	Senior Secured First Lien Revolver	L + 675 (100 Floor)	11.95%	10/2024	668	663	0.1	641
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 675 (100 Floor)	11.95%	10/2024	1,735	1,725	0.2	1,684
					8,532	8,439	1.2	8,338
Health Care Equipment & Services
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor) (including 125 PIK)	10.66%	08/2028	1,054	1,034	0.1	1,047
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	—	(11)	(0.0)	(2)
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor) (including 125 PIK)	10.66%	08/2028	6,927	6,783	1.0	6,909
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.30%	12/2027	3,467	3,445	0.5	3,396
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.30%	12/2027	4,950	4,881	0.7	4,849
Advanced Diabetes Supply (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.11%	12/2027	175	171	0.0	168
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.59%	10/2027	4,888	4,812	0.7	4,757
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	9.59%	10/2027	2,186	2,170	0.3	2,127
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(11)	(0.0)	(19)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	S + 460	9.59%	12/2025	16,450	16,442	2.1	15,066
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.04%	05/2025	5,723	5,625	0.8	5,567
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.04%	05/2025	1,131	1,103	0.2	1,087
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.04%	05/2025	1,279	1,257	0.2	1,244
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.04%	11/2027	124	122	0.0	121

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.19%	08/2027	5,065	4,978	0.7	4,900
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.19%	08/2027	665	652	0.1	640
CC Amulet Management, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2027	—	(16)	(0.0)	(30)
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 475 (100 Floor)	12.75%	12/2025	632	605	0.1	630
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.06%	12/2025	11,487	11,378	1.6	11,478
ConvenientMD	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	10.16%	06/2027	5,404	5,301	0.7	5,214
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2027	—	(14)	(0.0)	(24)
ConvenientMD (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	9.94%	06/2027	1,029	995	0.1	968
CRA MSO, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	11.91%	12/2024	1,197	1,193	0.2	1,123
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	S + 700 (100 Floor)	11.91%	12/2024	108	107	0.0	96
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.66%	11/2027	11,655	11,492	1.6	11,262
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	—	(8)	(0.0)	(19)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.66%	11/2027	993	977	0.1	959
Explorer Investor, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2029	—	(130)	(0.0)	(132)
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 575 (50 Floor)	10.64%	06/2029	11,276	10,655	1.5	10,656
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	L + 500 (75 Floor)	9.84%	07/2028	19,700	19,550	2.6	18,716
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	9.42%	05/2024	6,172	6,129	0.8	6,102
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(5)	(0.0)	(7)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	9.42%	05/2024	4,406	4,381	0.6	4,356
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (including 100 PIK)	12.16%	06/2026	4,935	4,866	0.6	4,455
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 725 (100 Floor) (including 100 PIK)	12.16%	06/2026	301	296	0.0	262
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.66%	09/2026	11,310	11,169	1.6	11,139
HCOS Group Intermediate III LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	10.33%	09/2026	511	497	0.1	494
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.66%	09/2026	9,332	9,199	1.3	9,191

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HealthDrive Corporation	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.66%	12/2023	9,576	9,515	1.3	9,493
HealthDrive Corporation	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.66%	12/2023	98	98	0.0	98
HealthDrive Corporation (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.41%	12/2023	166	151	0.0	151
HealthDrive Corporation (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.66%	12/2023	49	48	0.0	48
HealthDrive Corporation	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.66%	12/2023	248	246	0.0	246
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.98%	05/2027	4,482	4,416	0.6	4,345
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 475 (100 Floor)	8.00%	05/2027	528	513	0.1	494
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	E + 575 (100 Floor)	10.91%	05/2027	3,353	3,295	0.5	3,250
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	E + 575 (100 Floor)	10.70%	05/2027	1,092	1,072	0.1	1,058
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.33%	12/2026	14,127	13,873	1.9	13,738
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.33%	12/2026	2,580	2,530	0.3	2,509
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.41%	12/2026	1,617	1,588	0.2	1,572
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.49%	12/2026	2,632	2,579	0.4	2,560
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.50%	12/2026	377	368	0.1	367
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	3,103	3,103	0.4	3,093
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.24%	06/2026	372	372	0.1	371
Integrated Pain Management Medical Group, Inc. (5)	Unitranche First Lien Revolver			06/2026	—	—	(0.0)	(1)
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	852	852	0.1	849
IRC Opco LLC (5)	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.80%	01/2026	5,215	5,215	0.7	5,215
IRC Opco LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.41%	01/2026	824	824	0.1	824
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.80%	01/2026	985	985	0.1	985
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.80%	01/2026	247	247	0.0	247
Laserway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.58%	10/2027	6,009	5,916	0.8	5,911
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.91%	03/2028	1,145	1,139	0.2	1,104
Lighthouse Behavioral Health Solutions, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.69%	03/2028	474	463	0.1	393
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.91%	03/2028	2,267	2,256	0.3	2,187

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lighthouse Lab Services	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	10.16%	10/2027	5,326	5,235	0.7	5,138
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	9.83%	10/2027	153	127	0.0	99
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.34%	02/2026	9,700	9,605	1.3	9,464
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2026	—	(10)	(0.0)	(26)
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.34%	02/2026	1,757	1,744	0.2	1,714
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.34%	02/2026	977	977	0.1	953
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.66%	02/2026	2,709	2,674	0.4	2,643
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.30%	12/2026	3,704	3,667	0.5	3,657
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.28%	12/2026	398	391	0.1	389
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.30%	12/2026	149	147	0.0	147
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.30%	12/2026	2,787	2,759	0.4	2,751
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.30%	12/2026	99	98	0.0	97
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.89%	06/2027	4,489	4,412	0.6	4,407
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.89%	06/2027	5,572	5,475	0.8	5,471
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.00%	06/2027	560	540	0.1	538
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 750 (100 Floor)	12.41%	09/2025	850	847	0.1	839
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor)	12.41%	09/2025	6,720	6,697	0.9	6,635
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor)	12.41%	09/2025	882	878	0.1	871
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor)	12.41%	09/2025	299	294	0.0	295
Omni Ophthalmic Management Consultants, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2025	—	(12)	(0.0)	(19)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.58%	01/2028	11,212	10,998	1.5	10,791
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(25)	(0.0)	(66)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	11.58%	01/2028	12,016	11,803	1.6	11,565
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.58%	01/2028	1,424	1,393	0.2	1,371
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2029	—	(33)	(0.0)	(89)
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Revolver			05/2029	—	(14)	(0.0)	(38)
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.65%	05/2029	7,261	7,131	1.0	6,920

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.56%	08/2028	5,102	5,086	0.7	4,895
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.56%	08/2027	669	647	0.1	606
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.59%	08/2028	9,405	9,256	1.3	9,022
Professional Physical Therapy (9)	Senior Secured First Lien Term Loan			05/2023	10,070	8,907	0.7	5,158
Professional Physical Therapy (5)	Senior Secured First Lien Revolver	L + 1050 (100 Floor) (including 450 PIK)	19.84%	05/2023	41	41	0.0	41
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	10.72%	09/2027	1,422	1,410	0.2	1,366
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.72%	09/2027	10,343	10,185	1.4	9,940
Quartermaster Newco, LLC	Unitranche First Lien Term Loan	S + 700 (125 Floor)	12.05%	07/2025	3,065	3,042	0.4	2,999
Quartermaster Newco, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(4)	(0.0)	(8)
Quartermaster Newco, LLC	Unitranche First Lien Term Loan	S + 700 (125 Floor)	12.05%	07/2025	4,017	3,980	0.5	3,930
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.63%	05/2027	5,299	5,227	0.7	5,183
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.63%	05/2027	152	142	0.0	137
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.41%	06/2025	120	116	0.0	111
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.55%	06/2025	4,043	4,013	0.6	3,985
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	—	(17)	0.0	21
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 650 (100 Floor)	9.19%	07/2026	9,729	9,557	1.4	9,923
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.75%	12/2028	11,144	10,961	1.5	10,921
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.75%	12/2028	1,758	1,738	0.2	1,723
Smile Doctors LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.75%	12/2027	1,121	1,100	0.1	1,056
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.75%	12/2028	2,464	2,433	0.3	2,394
SolutionReach, Inc.	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.59%	01/2024	5,682	5,619	0.8	5,575
SolutionReach, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2024	—	(13)	(0.0)	(18)
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.80%	07/2029	3,693	3,603	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	9.02%	07/2029	3,798	3,477	0.5	3,798
Sydney US Buyer Corp. (3B Scientific) (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			07/2029	—	(49)	—	—
Sydney US Buyer Corp. (3B Scientific) (11)	Senior Secured First Lien Revolver			07/2029	—	—	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology Partners, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.37%	11/2027	4,609	4,510	0.6	4,456
Technology Partners, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(17)	(0.0)	(25)
Technology Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(23)	(0.0)	(35)
TTF Holdings, LLC (Soliant)	Senior Secured First Lien Term Loan	L + 400 (75 Floor)	8.88%	03/2028	3,384	3,384	0.5	3,380
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.30%	09/2025	3,000	2,968	0.4	2,984
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.30%	09/2025	1,020	1,005	0.1	1,011
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.30%	09/2025	5,225	5,178	0.7	5,196
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.30%	09/2025	5,022	5,017	0.7	4,995
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.17%	10/2025	6,875	6,809	0.9	6,731
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	—	(20)	(0.0)	(47)
					418,266	410,800	55.7	401,467
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	L + 700 (100 Floor)	11.84%	03/2026	2,962	2,932	0.4	2,930
Lash Opco LLC (5)	Unitranche First Lien Revolver	L + 700 (100 Floor)	11.84%	08/2026	264	260	0.0	260
Lash Opco LLC	Unitranche First Lien Term Loan	L + 700 (100 Floor)	11.84%	01/2027	3,019	2,990	0.4	2,956
Lash Opco LLC	Unitranche First Lien Term Loan	L + 700 (100 Floor)	11.84%	03/2026	980	970	0.1	970
					7,225	7,152	0.9	7,116
Insurance
Comet Acquisition, Inc. (12)	Senior Secured Second Lien Term Loan	L + 750	12.34%	10/2026	1,782	1,781	0.2	1,742
Doxa Insurance Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.16%	12/2026	1,564	1,534	0.2	1,519
Doxa Insurance Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			12/2026	—	(7)	(0.0)	(10)
Doxa Insurance Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.16%	12/2026	1,892	1,855	0.3	1,838
Doxa Insurance Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.16%	12/2026	712	670	0.1	651
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.30%	04/2028	8,188	8,119	1.1	8,024
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(6)	(0.0)	(15)
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.30%	04/2028	1,437	1,423	0.2	1,408
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.30%	04/2028	1,754	1,733	0.2	1,719
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	11.80%	04/2028	219	215	0.0	219

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 580 (100 Floor)	10.75%	08/2025	4,953	4,896	0.7	4,807
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 580 (100 Floor)	10.75%	08/2025	2,995	2,961	0.4	2,907
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(20)	(0.0)	(41)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	L + 580 (100 Floor)	10.75%	08/2025	12,586	12,450	1.7	12,216
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	L + 1025 PIK	25.40%		612	586	0.1	612
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,904	0.4	2,915
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	379	0.1	380
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.05%	08/2026	5,131	4,810	0.7	4,753
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(28)	(0.0)	(32)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(29)	(0.0)	(34)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan			10/2028	—	—	—	—
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(11)	(0.0)	(32)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	10.33%	10/2028	9,252	9,147	1.2	8,803
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	10.89%	10/2028	672	647	0.1	539
Socius Insurance Services, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.05%	06/2027	2,903	2,877	0.4	2,820
Socius Insurance Services, Inc. (4)(5)	Unitranche First Lien Revolver			06/2027	—	(5)	(0.0)	(15)
Socius Insurance Services, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2027	—	(18)	(0.0)	(52)
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	10.59%	12/2026	3,521	3,470	0.5	3,521
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.59%	12/2026	996	981	0.1	996
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	10.59%	12/2025	57	53	0.0	57
The Hilb Group, LLC	Unitranche First Lien Term Loan	L + 575 (100 Floor)	10.59%	12/2026	1,045	1,028	0.1	1,045
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	10.59%	12/2026	1,757	1,732	0.2	1,757
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	10.59%	12/2025	24	22	0.0	24
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	10.34%	12/2026	3,122	3,088	0.4	3,088
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	L + 575 (100 Floor)	10.59%	12/2025	19	17	0.0	19

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Tricor Borrower, LLC	Unitranche First Lien Term Loan	L + 500 (100 Floor)	9.88%	10/2026	3,183	3,131	0.4	3,079
Tricor Borrower, LLC (4)(5)	Unitranche First Lien Revolver			10/2026	—	(5)	(0.0)	(9)
Tricor Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	9.88%	10/2026	670	641	0.1	616
					74,341	73,021	9.9	71,834
Materials
A&A Global Imports, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	10.84%	06/2026	2,214	2,018	0.3	1,970
A&A Global Imports, LLC (5)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	10.84%	06/2026	528	461	0.1	444
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.66%	06/2026	3,258	3,242	0.4	3,226
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.66%	11/2026	508	506	0.1	503
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	11.26%	06/2026	334	330	0.0	326
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.66%	11/2026	247	246	0.0	244
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.66%	06/2026	842	837	0.1	833
Advanced Web Technologies	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.01%	12/2026	2,012	1,982	0.3	1,983
Advanced Web Technologies (5)	Unitranche First Lien Revolver	L + 600 (100 Floor)	11.01%	12/2026	46	41	0.0	41
Advanced Web Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	11.01%	12/2026	791	779	0.1	780
USALCO, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.16%	10/2027	2,963	2,878	0.4	2,868
					13,743	13,320	1.8	13,218
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.40%	12/2027	496	488	0.1	481
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	(0.0)	(4)
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2027	—	(4)	(0.0)	(7)
Alcanza Clinical Research	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.40%	12/2027	6,567	6,468	0.9	6,380
BioAgilytix	Senior Secured First Lien Term Loan	L + 625 (75 Floor) (including 275 PIK)	14.16%	12/2028	13,220	12,971	1.7	12,418
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 625 (75 Floor) (including 275 PIK)	14.16%	12/2028	682	661	0.1	527
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	12.84%	12/2029	14,700	14,393	1.9	13,377

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	L + 625 (100 Floor)	11.00%	09/2026	8,919	8,749	1.0	7,135
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	11.00%	09/2026	912	890	0.1	657
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.26%	09/2026	4,937	4,868	0.5	3,950
					50,433	49,482	6.3	44,914
Retailing
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Term Loan			12/2022	11,961	—	0.0	291
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Revolver			12/2022	1,426	196	0.0	35
MeriCal, LLC	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.91%	11/2023	7,254	6,858	1.0	6,927
Savers	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.66%	04/2028	2,635	2,635	0.4	2,530
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2023	—	(1)	(0.0)	(5)
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	L + 625 (100 Floor)	10.92%	06/2024	14,160	14,050	2.0	14,054
					37,436	23,738	3.4	23,832
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	9,385	9,011	1.3	9,314
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	27,025	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	15,044	—	—	—
OEM Group, LLC (5)(7)(9)	Senior Secured Second Lien Term Loan			09/2025	12,993	—	—	—
					64,447	9,011	1.3	9,314
Software & Services
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.90%	06/2028	268	244	0.0	213
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.82%	06/2028	480	459	0.1	456
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.89%	06/2028	6,766	6,643	0.9	6,633
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(3)	(0.0)	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.66%	08/2024	6,199	6,166	0.9	6,153
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.83%	11/2027	1,351	1,325	0.2	1,312
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(2)	(0.0)	(3)
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.83%	11/2027	967	948	0.1	939

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.83%	11/2027	3,363	3,297	0.5	3,264
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.83%	11/2027	536	525	0.1	520
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	8,568	6,622	0.3	2,364
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,174	941	0.0	324
Ansira Partners, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 1000 (100 Floor) (including 800 PIK)	14.91%	12/2024	51	51	0.0	51
Apps Associates LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.91%	07/2027	891	872	0.1	852
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.91%	07/2027	400	389	0.1	383
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.91%	07/2027	5,565	5,482	0.8	5,444
Banker's Toolbox, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.41%	07/2027	2,913	2,865	0.4	2,676
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(35)	(0.0)	(85)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.41%	07/2027	15,644	15,413	2.1	15,090
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.91%	06/2026	4,863	4,806	0.7	4,833
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(7)	(0.0)	(4)
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.60%	10/2024	1,382	1,376	0.2	1,329
Benesys Inc.	Senior Secured First Lien Term Loan	L + 475 (100 Floor)	9.60%	10/2024	293	291	0.0	282
Benesys Inc.	Senior Secured First Lien Revolver	L + 475 (100 Floor)	9.60%	10/2024	150	149	0.0	144
Cedar Services Group, LLC	Senior Secured First Lien Term Loan	S + 650 (150 Floor)	11.55%	06/2027	2,867	2,782	0.4	2,772
Cedar Services Group, LLC (4)(5)	Senior Secured First Lien Revolver			06/2027	—	(24)	(0.0)	(27)
Cedar Services Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (150 Floor)	11.46%	06/2027	1,399	1,357	0.2	1,352
Cedar Services Group, LLC	Senior Secured First Lien Term Loan	S + 650 (150 Floor)	11.55%	06/2027	990	960	0.1	957
Cedar Services Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (150 Floor)	11.46%	06/2027	713	692	0.1	689
Certify, Inc.	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.34%	02/2024	1,544	1,544	0.2	1,538
Certify, Inc.	Senior Secured First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.34%	02/2024	211	211	0.0	210
Certify, Inc. (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	10.34%	02/2024	18	18	0.0	17
Claritas, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2026	—	(18)	(0.0)	(18)
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(15)	(0.0)	(14)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Claritas, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.40%	03/2026	10,494	10,402	1.5	10,419
Granicus, Inc.	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.34%	01/2027	9,069	8,920	1.2	8,661
Granicus, Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	10.34%	01/2027	423	410	0.1	387
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	10.84%	01/2027	7,856	7,766	1.0	7,503
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.41%	11/2028	13,124	12,906	1.8	13,061
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(18)	(0.0)	(5)
List Partners, Inc. (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(1)	(0.0)	(10)
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.91%	05/2024	3,662	3,654	0.5	3,580
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.66%	02/2026	18,180	18,045	2.5	17,602
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	—	(9)	(0.0)	(40)
MRI Software LLC (12)	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.66%	02/2026	1,306	1,296	0.2	1,264
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	11.08%	10/2026	3,118	3,076	0.4	2,992
New Era Technology, Inc.	Unitranche First Lien Revolver	L + 625 (100 Floor)	11.41%	10/2026	249	248	0.0	240
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	11.41%	10/2026	2,003	1,979	0.3	1,922
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	11.41%	10/2026	6,123	6,051	0.8	5,856
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	L + 625 (100 Floor)	11.41%	10/2026	344	336	0.0	324
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	L + 775	12.59%	11/2026	1,667	1,640	0.2	1,424
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	L + 775	12.59%	11/2026	7,222	7,109	0.9	6,172
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(14)	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(38)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	L + 575 (75 Floor)	10.51%	10/2027	9,546	9,395	1.3	9,546
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.66%	08/2025	1,084	1,082	0.1	1,050
Ontario Systems, LLC (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	10.66%	08/2025	438	435	0.1	422
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.66%	08/2025	3,136	3,123	0.4	3,038
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.66%	08/2025	546	533	0.1	529
Ontario Systems, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.66%	08/2025	443	438	0.1	429

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	912	912	0.1	770
Perforce Software, Inc. (12)	Senior Secured Second Lien Term Loan	L + 800	12.84%	07/2027	5,000	4,992	0.6	4,388
Right Networks, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	10.85%	05/2026	233	231	0.0	231
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.85%	05/2026	9,292	9,220	1.3	9,221
Right Networks, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	10.85%	05/2026	8,203	8,091	1.1	8,140
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	10.85%	05/2026	2,091	2,063	0.3	2,075
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	L + 600 (100 Floor)	10.99%	05/2024	300	299	0.0	296
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.16%	05/2024	2,448	2,452	0.3	2,414
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 725 (100 Floor) (including 75 PIK)	12.41%	09/2026	20,130	19,736	2.5	18,239
Saturn Borrower Inc	Unitranche First Lien Term Loan	L + 725 (100 Floor) (including 75 PIK)	12.41%	09/2026	2,452	2,402	0.3	2,222
Saturn Borrower Inc	Unitranche First Lien Revolver	L + 650 (100 Floor)	11.66%	09/2026	1,513	1,485	0.2	1,371
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.21%	11/2028	23,808	23,400	3.2	23,402
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(54)	(0.0)	(56)
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.65%	04/2028	2,407	2,366	0.3	2,257
SQAD Holdco, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.65%	04/2028	210	189	0.0	177
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.65%	04/2028	8,883	8,728	1.2	8,607
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.68%	05/2028	1,479	1,473	0.2	1,452
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.55%	05/2028	5,260	5,169	0.7	5,176
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 425	9.18%	12/2024	5,023	5,009	0.7	4,885
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 425	9.18%	12/2024	1,248	1,245	0.2	1,214
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	—	(2)	(0.0)	(21)
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor)	12.30%	09/2027	3,097	2,979	0.4	2,942
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(15)	(0.0)	(19)
TMA Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 725 (100 Floor)	12.16%	09/2027	369	308	0.0	291

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.41%	12/2025	626	625	0.1	614
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.41%	12/2025	1,026	1,024	0.1	1,007
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.41%	12/2025	650	649	0.1	638
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.41%	12/2025	1,905	1,902	0.3	1,869
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.41%	12/2025	1,519	1,515	0.2	1,490
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.41%	12/2025	1,133	1,130	0.2	1,111
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.41%	12/2025	199	197	0.0	195
					281,015	274,808	36.6	263,606
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.50%	12/2024	3,702	3,597	0.5	3,562
Gener8, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	10.95%	08/2024	5,738	5,738	0.8	5,489
Gener8, LLC (5)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	10.81%	08/2024	1,200	1,200	0.2	1,135
Gener8, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	11.16%	08/2024	246	246	0.0	236
					10,886	10,781	1.5	10,422
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.33%	05/2025	2,343	2,343	0.3	2,320
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.98%	05/2025	443	443	0.1	439
					2,786	2,786	0.4	2,759
Total Debt Investments United States					1,472,777	1,338,775	180.8%	1,299,601

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	566
Sun Acquirer Corp.	Common Stock				428	43	0.0	39
						658	0.1	605

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.4	3,090
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	755
ASP MCS Acquisition Corp. (6)	Common Stock				11,861	1,150	0.1	385
ASP MCS Acquisition Corp. (6)	Common Stock				891	29	0.0	29
ASP MCS Acquisition Corp. (6)(12)	Preferred Stock				230	338	0.0	314
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,265
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.2	1,421
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	344
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	325
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.3	2,194
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.1	369
						7,248	1.4	10,491

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,205
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	645
HGH Purchaser, Inc.	Common Stock				4,171	417	0.2	1,079
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,804,502	1,805	0.3	2,023
Legalshield	Common Stock				372	372	0.1	549
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	688
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.1	412
smarTours, LLC (6)	Common Stock				2,403	1,682	0.2	1,651
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.1	837
Wrench Group LLC	Common Stock				2,337	235	0.1	832
Wrench Group LLC	Common Stock				655	66	0.0	233
						8,687	1.5	10,154
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	358
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	—	—
First Eagle Logan JV, LLC (7)(11)(13)(14)	Partnership Interest					44,767	5.5	39,882
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,771	0.2	1,771
GACP II LP (6)(11)(13)(14)	Partnership Interest					4,898	0.6	4,613
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	145
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest					9,144	1.3	9,593
						60,991	7.6	56,362
Energy
Allied Wireline Services, LLC	Common Stock				4,538	—	—	—
Allied Wireline Services, LLC	Common Stock				2,063	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				2,956	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Common Stock				12,131	—	—	—
						—	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.2	1,199
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	4,298
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.2	1,131
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.1	1,053
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	57
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,122	1,122	0.2	1,241
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				15,444	36	0.0	13
Seniorlink Incorporated	Common Stock				68,182	518	0.3	2,044
Smile Doctors LLC	Common Stock				1,190	714	0.1	689
						9,608	1.7	11,725
Insurance
Doxa Insurance Holdings, LLC	Common Stock				257,116	260	0.0	217
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	294
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	937
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	1,966
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,754	0.4	3,414
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.2	1,135
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	482
Teal Acquisition Co., Inc	Common Stock				5,555	556	—	—
						1,956	0.3	1,617

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Palmetto Moon LLC	Common Stock				61	—	0.1	415
Matilda Jane Holdings, Inc.	Preferred Stock				2,587,855	—	—	—
MeriCal, LLC	Preferred Stock				521	103	0.0	102
MeriCal, LLC	Common Stock				5,334	—	—	—
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,255
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	955
						1,602	0.4	2,727
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	—	—
Software & Services
Certify, Inc.	Common Stock				841	246	0.0	216
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	661
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.1	718
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,175
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	535
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.0	239
						4,006	0.5	3,544
Transportation
Xpress Global Systems, LLC (12)	Common Stock				12,544	—	0.2	1,254
Wheels Up Experience Inc. (11)(12)	Common Stock				460,392	534.0	0.1	401
						534	0.3	1,655
Total Equity Investments United States						$98,044	14.2%	$102,294
Total United States						$1,436,819	195.0%	$1,401,895

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	C + 1050 PIK	15.45%	03/2031	C$2,400	$2,486	0.3	$2,400
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.95%	07/2027	C$1,250	1,241	0.2	1,252
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.95%	07/2027	C$1,250	1,294	0.2	1,252
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.95%	07/2027	C$3,629	3,847	0.5	3,635
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	11.95%	07/2027	C$6,702	6,625	0.9	6,755
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	10.70%	07/2027	C$6,385	6,708	0.9	6,118
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	10.70%	07/2027	C$4,566	4,760	0.6	4,375
					26,182	26,961	3.6	25,787
Software & Services
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.31%	07/2027	C$1,616	$1,602	0.2	$1,576
PDFTron Systems Inc. (11)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.31%	07/2026	C$298	296	0.0	291
PDFTron Systems Inc. (11)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.31%	07/2027	C$522	517	0.1	509
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.31%	07/2027	C$4,963	4,916	0.7	4,838
					7,399	7,331	1.0	7,214
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	L + 800	12.83%	11/2026	4,500	4,406	0.6	4,028
Total Debt Investments Canada						$38,698	5.2%	$37,029
Total Canada						$38,698	5.2%	$37,029

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	10.55%	12/2025	£7,484	$7,502	1.0%	$7,484
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	10.55%	12/2025	£1,012	990	0.1	1,012
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.43%	06/2028	£1,747	1,949	0.2	1,747
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.43%	06/2028	£483	521	0.1	483
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.43%	06/2028	£13,569	13,279	1.9	13,569
					24,295	24,241	3.3	24,295
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	11.01%	03/2028	£4,352	$4,266	0.6	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	11.01%	03/2028	£9,939	9,744	1.4	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	11.01%	03/2028	£4,953	4,853	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(69)	—	—
					19,244	18,794	2.7	19,244
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	—	—	—	—
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	10.18%	08/2028	£16,324	17,783	2.3	16,324
						17,783	2.3	16,324
Total Debt Investments United Kingdom						$60,818	8.3%	$59,863
Equity Investments
Health Care Equipment & Services
IVC Evidensia (f/k/a VetStrategy) (11)	Preferred Stock				1,353,474	$776	0.3	$1,902
Total Equity Investments United Kingdom						776	0.3%	1,902
Total United Kingdom						$61,594	8.6%	$61,765

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	8.90%	02/2026	€2,025	$2,153	0.3%	$2,025
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 625	9.16%	02/2026	€7,494	7,720	1.0	7,494
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	9.15%	02/2026	€1,892	1,877	0.3	1,892
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600	8.69%	07/2029	€1,995	1,855	0.3	1,995
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 625	10.05%	07/2029	€420	280	0.1	368
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	—	(18)	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 625	10.55%	07/2029	€3,411	3,329	0.5	3,411
					17,237	17,196	2.5	17,185
Total Debt Investments Netherlands						$17,196	2.5%	$17,185
Total Netherlands						$17,196	2.5%	$17,185
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 600	7.96%	04/2026	€10,311	$10,582	1.4	$10,311
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 600	10.38%	04/2026	€4,162	4,100	0.6	4,162
					14,473	14,682	2.0	14,473
Total Debt Investments Belgium						$14,682	2.0%	$14,473
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	95
						92	0.0	95
Total Equity Investments Belgium						$92	0.0%	$95
Total Belgium						$14,774	2.0%	$14,568

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	9.52%	03/2028	A$29,775	$21,740	2.7	$19,441
Total Debt Investments Australia						$21,740	2.7%	$19,441
Total Australia						$21,740	2.7%	$19,441
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 475	7.98%	08/2029	€9,538	$8,617	1.3	$9,538
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	—	(9)	—	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 PIK	13.23%	08/2030	€2,085	1,890	0.3	2,085
AX VI INV2 Holding AB (Voff) (5)(6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 475	7.56%	08/2029	€1,233	1,183	0.2	1,233
Total Debt Investments Sweden						$11,681	1.8%	$12,856
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				11,583,011	$1,086	0.2	$1,306
Total Equity Investments Sweden						$1,086	0.2%	$1,306
Total Sweden						$12,767	2.0%	$14,162
Total Investments						$1,603,588	218.0%	$1,566,045

*The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), SOFR (“S”), CDOR (“C”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2023, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $718,420 as of March 31, 2023.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
LIBOR (“L”)	4.80%	4.86%	5.19%	5.19%	5.31%
Prime (“P”)	8.00%	-	-	-	-
SOFR (“S”)	-	4.80%	4.91%	4.90%	4.73%
CDOR (“C”)	-	4.95%	0.00%	0.00%	-
EURIBOR (“E”)	-	2.93%	3.05%	3.34%	3.65%
SONIA (“SN”)	4.18%	-	-	-	-
BBSY ("B")	-	-	3.77%	-	-

(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the 1940 Act. Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.
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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of March 31, 2023.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.3% as of March 31, 2023.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	$41
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	97
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	21
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(2)
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	42
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	15
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	1,017
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	35
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	124
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	94
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	30
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	32
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	296
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	66
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	10
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	24
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	(1)
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	672
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	1,168
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	1,793
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	3
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	32
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	(33)
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	33
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	36
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(129)
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	245
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	77
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	1,439
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	37
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	10
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	1
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	20
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(8)
Total Foreign Currency Exchange Contracts				$7,337

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
(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the 1940 Act. Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.
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

March 31, 2023 (Unaudited)

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

From time to time, the Company may form wholly owned subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in the best interest of the Company to do so. The Company has formed or acquired wholly owned subsidiaries that are structured as tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. These corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expenses as a result of its ownership of portfolio companies. The Company has also formed a special purpose vehicle that holds certain debt investments in connection with a credit facility.

On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent Capital Group LP (“Crescent”), the majority member of the Adviser (the “Sun Life Transaction”). Consummation of the Sun Life Transaction resulted in a change of control of Crescent.

On March 9, 2023, the Company completed a transaction to acquire First Eagle Alternative Capital BDC, Inc. ("FCRD") in a cash and stock transaction (the “FCRD Acquisition”). See “Note 13. First Eagle Alternative Capital BDC, Inc. Acquisition” for more information.

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2023.

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

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Board has designated the Adviser as valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations. As required by the Rule, the Valuation Designee provides periodic fair valuation reporting and notifications on behalf of the Company to the Board to facilitate the Board’s oversight duties.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023, we had sixteen investments across eight portfolio companies on non-accrual status, which represented 2.7% and 2.0% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2023 and December 31, 2022.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2023 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

CBDC Universal Equity, Inc., First Eagle Alternative Capital Holdings, Inc., First Eagle Merical Holdings, Inc. and First Eagle OEMG Investor, Inc., are all wholly-owned subsidiaries of the Company, and taxable entities (“Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continues to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

Acquisitions

The Company evaluates each purchase transaction to determine whether the set of acquired assets meet the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If the “substantially all” threshold is not met, the set of acquired assets has to include an input and a substantive process that together significantly contribute to the ability to create outputs to be considered a business. A substantive process, which is typically comprised of an organized workforce with the necessary skills, knowledge and experience, is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. For acquisitions that are not deemed to be businesses, total consideration paid, which, under certain circumstances, may also include consideration paid by affiliates on behalf of the Company, is allocated to individual assets acquired and liabilities assumed based on their relative fair values at the acquisition date and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.

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

For the three months ended March 31, 2023 and 2022, the Company incurred administrative services expenses of $426 and $329, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $692 and $511, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Base Management Fee

The base management fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash, cash equivalents and restricted cash. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase. Under the terms of the Investment Advisory Agreement, the Adviser has voluntarily waived its right to receive management fees on the Company’s investments in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP for any period in which these investments remain in the investment portfolio.

For the three months ended March 31, 2023 and 2022, the Company incurred management fees of $4,456 and $4,015, of which $46 and $56, respectively, were waived. As of March 31, 2023 and December 31, 2022, management fees of $4,410 and $4,056, respectively, were unpaid.

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

On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver became effective on July 31, 2021 and, pursuant to an extension of the waiver announced on October 4, 2022, will continue through December 31, 2023. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP.

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

For the three months ended March 31, 2023 and 2022, the Company incurred income incentive fees of $3,692 and $2,718, of which $89 and $44, respectively, were waived. As of March 31, 2023 and December 31, 2022, income incentive fees of $3,603 and $3,112, respectively, were unpaid.

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

For the three months ended March 31, 2023 and 2022, the Company recorded capital gains incentive fees on unrealized capital appreciation of $0 and $721, respectively. As of March 31, 2023 and December 31, 2022, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of March 31, 2023 and December 31, 2022, Crescent, its employees and certain officers and directors of the Company owned 2.58% and 3.10%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of March 31, 2023 and December 31, 2022, Sun Life owned 2.91% and 3.49%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

As further described in Note 13 "FCRD Acquisition", the Adviser paid $35,000 of cash consideration to FCRD shareholders as part of the FCRD Acquisition, a portion of which has been included in consideration paid for the net assets acquired as a deemed capital contribution to the Company.

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

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,330	$—	$—	$715	$14,162	$241
ASP MCS Acquisition	826	110	(1)	—	22	957	8
GACP II, LP	4,889	—	(192)	—	(84)	4,613	286
Slickdeals Holdings, LLC	15,433	23	(10)	—	(142)	15,304	411
smarTours, LLC	—	4,285	—	—	(31)	4,254	1
Vivid Seats Ltd.	944	—	—	—	11	955	—
WhiteHawk III Onshore Fund L.P.	8,871	848	—	—	(126)	9,593	342
Total Non-Controlled Affiliates	$43,080	$6,596	$(203)	$—	$365	$49,838	$1,289

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,616	$1	$(1)	$—	$(300)	$1,316	$5
Battery Solutions, Inc.	7,031	2,116	(14,712)	7,113	(1,548)	—	2,114
GACP II, LP	12,619	—	(1,309)	—	479	11,789	167
Slickdeals Holdings, LLC	15,847	24	(37)	—	(84)	15,750	267
Southern Technical Institute, Inc.	7,686	—	—	—	(1,147)	6,539	1,923
Vivid Seats Ltd.	922	—	—	—	16	938	—
WhiteHawk III Onshore Fund L.P.	5,980	478	—	—	(493)	5,965	185
Total Non-Controlled Affiliates	$51,701	$2,619	$(16,059)	$7,113	$(3,077)	$42,297	$4,661

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The Company’s investments in controlled affiliates for the three months ended March 31, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$229	$(17)	$—	$253	$11,840	$359
First Eagle Logan JV, LLC(2)	—	44,767	—	—	(4,885)	39,882	2,720
Loadmaster Derrick & Equipment, Inc.	—	1,807	—	—	—	1,807	—
OEM Group, LLC	—	9,011	—	—	303	9,314	—
Total Controlled Affiliates	$11,375	$55,814	$(17)	$—	$(4,329)	$62,843	$3,079

The Company’s investments in controlled affiliates for the three months ended March 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$—	$—	$6	$39,366	$—
Envocore LLC	13,408	205	(626)	—	(674)	12,313	356
Total Controlled Affiliates	$52,768	$205	$(626)	$—	$(668)	$51,679	$356

(1)
Prior to the dissolution of the CBDC Senior Loan Fund LLC (the “Senior Loan Fund”) during the fourth quarter of 2022, the Company owned more than 25% of the voting securities of the Senior Loan Fund, but the Company did not have control over the Senior Loan Fund (other than for purposes of the 1940 Act) given the shared power/voting rights with its investing partner. Additionally, the Company’s investment strategy focuses primarily on directly originated middle market lending in senior secured first lien, second lien and equity investments, while the Senior Loan Fund focused on senior secured syndicated loans to larger issuers.
(2)
Together with Perspecta Trident LLC (“Perspecta”), the Company invests through First Eagle Logan JV, LLC, which holds 100% of the subordinated notes and 100% of the Class E Notes issued by LJV I MM CLO LLC, its consolidated subsidiary (together, "Logan JV"). Logan JV is not an extension of the Company’s investment operations given shared power/voting rights with Perspecta. The Company owns more than 25% of the voting securities of the Logan JV, but the Company does not have control over the Logan JV (other than for purposes of the 1940 Act) given the shared power/voting rights with its investing partner. See Note 4 “Investments” for further detail. Additionally, the Company’s investment strategy focuses primarily on directly originated middle market lending in senior secured first lien, second lien and equity investments, while the Logan JV focuses primarily on senior secured syndicated loans to larger issuers.
(3)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(4)
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

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2023			As of December 31, 2022
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$460,037	$445,475	$(14,562)	$312,345	$301,001	$(11,344)
Unitranche First Lien	955,484	933,801	(21,683)	842,867	824,107	(18,760)
Unitranche First Lien - Last Out	15,309	13,946	(1,363)	14,879	13,827	(1,052)
Senior Secured Second Lien	67,392	62,300	(5,092)	67,001	60,877	(6,124)
Unsecured Debt	5,368	4,926	(442)	4,984	4,533	(451)
Equity & Other	39,007	49,235	10,228	35,993	44,851	8,858
LLC/LP Equity Interests	60,991	56,362	(4,629)	13,387	13,760	373
Total investments	$1,603,588	$1,566,045	$(37,543)	$1,291,456	$1,262,956	$(28,500)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
Health Care Equipment & Services	$440,881	28.1%	$361,940	28.7%
Software & Services	290,688	18.6	268,305	21.3
Commercial & Professional Services	216,793	13.8	201,213	15.9
Consumer Services	147,438	9.4	118,898	9.4
Diversified Financials	93,185	6.0	28,975	2.3
Insurance	75,248	4.8	58,032	4.6
Pharmaceuticals, Biotechnology & Life Sciences	63,716	4.1	55,020	4.4
Retailing	60,162	3.8	54,832	4.3
Capital Goods	50,402	3.2	40,838	3.2
Automobiles & Components	37,391	2.4	38,004	3.0
Consumer Durables & Apparel	19,244	1.2	19,244	1.5
Materials	13,218	0.8	-	-
Energy	12,187	0.8	2,185	0.2
Technology, Hardware & Equipment	10,422	0.7	-	-
Semiconductor and Semiconductor Equipment	9,314	0.6	-	-
Food, Beverage & Tobacco	8,338	0.5	8,491	0.7
Household & Personal Products	7,116	0.5	-	-
Transportation	4,414	0.3	1,254	0.1
Telecommunication Services	4,028	0.3	4,061	0.3
Food & Staples Retailing	1,860	0.1	1,664	0.1
Total investments	$1,566,045	100.0%	$1,262,956	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
United States	$1,401,895	89.6%	$1,111,350	88.1%
United Kingdom	61,765	3.9	58,591	4.6
Canada	37,029	2.4	31,890	2.5
Australia	19,441	1.2	19,490	1.5
Netherlands	17,185	1.1	15,352	1.2
Belgium	14,568	0.9	14,166	1.1
Sweden	14,162	0.9	12,117	1.0
Total investments	$1,566,045	100.0%	$1,262,956	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$19,456	$426,019	$445,475
Unitranche First Lien	—	27,689	906,111	933,800
Unitranche First Lien – Last Out	—	—	13,946	13,946
Senior Secured Second Lien	—	10,387	51,913	62,300
Unsecured Debt	—	—	4,926	4,926
Equity & Other	401	955	47,879	49,235
Subtotal	$401	$58,487	$1,450,794	$1,509,682
Investments Measured at NAV (1)				56,363
Total Investments				$1,566,045

Foreign Currency Forward Contracts - Assets	—	7,510	—	7,510
Foreign Currency Forward Contracts - Liabilities	—	(173)	—	(173)

The following table presents fair value measurements of investments as of December 31, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$23,214	$277,786	$301,000
Unitranche First Lien	—	52,760	771,348	824,108
Unitranche First Lien – Last Out	—	—	13,827	13,827
Senior Secured Second Lien	—	4,291	56,586	60,877
Unsecured Debt	—	—	4,533	4,533
Equity & Other	—	944	43,907	44,851
Subtotal	$—	$81,209	$1,167,987	$1,249,196
Investments Measured at NAV (1)				13,760
Total Investments				$1,262,956

Foreign Currency Forward Contracts - Assets	—	8,154	—	8,154
Foreign Currency Forward Contracts - Liabilities	—	(157)	—	(157)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023, based off of the fair value hierarchy as of March 31, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2023	$277,786	$771,348	$13,827	$56,586	$4,533	$43,907	$1,167,987
Amortized discounts/premiums	422	1,234	3	87	2	—	1,748
Paid in-kind interest	167	104	161	241	179	—	852
Net realized gain (loss)	180	1	—	—	—	—	181
Net change in unrealized appreciation (depreciation)	(3,497)	(2,994)	(311)	1,158	9	1,500	(4,135)
Purchases	193,362	116,424	266	51	203	2,472	312,778
Sales/return of capital/principal repayments/paydowns	(42,401)	(8,066)	—	—	—	—	(50,467)
Transfers in	—	28,060	—	—	—	—	28,060
Transfers out	—	—	—	(6,210)	—	—	(6,210)
Balance as of March 31, 2023	$426,019	$906,111	$13,946	$51,913	$4,926	$47,879	$1,450,794
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$(3,555)	$(2,994)	$(311)	$1,158	$9	$1,500	$(4,193)

During the three months ended March 31, 2023, the Company recorded $6,210 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $28,060 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$355,842	Discounted Cash Flows	Discount Rate	8.9%	-	18.2%	(11.6%)
	21,782	Enterprise Value	Comparable EBITDA Multiple	0.3x	-	14.8x	(5.0x)
	326	Collateral Analysis	Recovery Rate			2.4%
	9,314	Discounted Cash Flows	Royalty Payment Discount Rate	6.0%	-	16.5%	(15.5%)
			Revenue Growth Rate	(2.0%)	-	5.0%	(3.0%)
	38,755	Broker Quoted	Broker Quote			N/A
	$426,019

Unitranche First Lien	$827,532	Discounted Cash Flows	Discount Rate	7.6%	-	19.7%	(11.6%)
	14,481	Enterprise Value	Comparable EBITDA Multiple	4.5x	-	13.7x	(12.0x)
	64,098	Broker Quoted	Broker Quote			N/A
	$906,111

Unitranche First Lien - Last Out	$11,737	Discounted Cash Flows	Discount Rate	9.2%	-	16.9%	(11.8%)
	2,209	Collateral Analysis	Recovery Rate			43.4%
	$13,946

Senior Secured Second Lien	$30,259	Discounted Cash Flows	Discount Rate	13.0%	-	20.6%	(15.5%)
	8,277	Enterprise Value	Comparable EBITDA Multiple	4.6x	-	14.8x	(8.6x)
	13,377	Broker Quoted	Broker Quote			N/A
	$51,913

Unsecured Debt	$4,926	Discounted Cash Flows	Discount Rate	15.4%	-	17.7%	(16.2%)

Equity & Other	$314	Discounted Cash Flows	Discount Rate	20.6%	-	20.6%	(20.6%)
	47,151	Enterprise Value	Comparable EBITDA Multiple	1.1x	-	28.4x	(15.5x)
	414	Broker Quoted	Broker Quote			N/A
	$47,879

Total	$1,450,794

Security Type	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$201,043	Discounted Cash Flows	Discount Rate	9.4%	-	19.4%	(10.9%)
	13,593	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(9.1x)
	63,150	Broker Quoted	Broker Quote			N/A
	$277,786

Unitranche First Lien	$620,221	Discounted Cash Flows	Discount Rate	6.8%	-	15.7%	(10.8%)
	15,576	Enterprise Value	Comparable EBITDA Multiple	13.1x	-	6.8x	(11.5x)
	135,551	Broker Quoted	Broker Quote			N/A
	$771,348

Unitranche First Lien - Last Out	$11,642	Discounted Cash Flows	Discount Rate	8.4%	-	16.5%	(10.9%)
	2,185	Collateral Analysis	Recovery Rate			42.9%
	$13,827

Senior Secured Second Lien	$29,749	Discounted Cash Flows	Discount Rate	11.5%	-	26.0%	(15.6%)
	7,397	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(10.8x)
	19,440	Broker Quoted	Broker Quote			N/A
	$56,586

Unsecured Debt	$4,533	Discounted Cash Flows	Discount Rate	15.2%	-	17.3%	(16.1%)

Equity & Other	$200	Discounted Cash Flows	Discount Rate	22.1%	-	22.1%	(22.1%)
	43,311	Enterprise Value	Comparable EBITDA Multiple	10.9x	-	27.8x	(15.7x)
	396	Broker Quoted	Broker Quote			N/A
	$43,907

Total	$1,167,987

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.

Note 6. Debt

Debt consisted of the following (in thousands):

	March 31, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500,000	$248,800	$251,200	$248,800	$350,000	$233,000	$117,000	$233,000
SMBC Corporate Revolving Facility	385,000	338,931	46,069	338,931	350,000	241,836	108,164	241,836
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	50,000	—	50,000
2026 Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
2026 Unsecured Notes - FCRX(5)	111,600	111,600	—	111,600	—	—	—	—
Total Debt	$1,181,600	$884,331	$297,269	$884,331	$885,000	$659,836	$225,164	$659,836

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.
(4)
As of March 31, 2023 and December 31, 2022, the fair value of the 2026 Unsecured Notes was approximately $123,667 and $123,223, respectively.
(5)
As of March 31, 2023, the fair value of the 2026 Unsecured Notes - FCRX was approximately $102,538.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2023 and 2022 was 6.73% and 3.43% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 and 2022 was $735,181 and $638,602 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2023 and December 31, 2022, all the debt except for 2026 Unsecured Notes - FCRX would be deemed to be Level 3 of the fair value hierarchy. 2026 Unsecured Notes - FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms and covenants of its debt arrangements.

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

The maximum commitment amount under the SPV Asset Facility is $500,000 and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) March 7, 2028 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 2.75% margin with no floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of March 31, 2023 and December 31, 2022, deferred financing costs related to the SPV Asset Facility were $5,444 and $2,110, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

SMBC Corporate Revolving Facility

On October 27, 2021, the Company entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $385,000, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. The Company pays unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of March 31, 2023 and December 31, 2022, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,181 and $2,217, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2023 Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes were issued in two $25,000 issuances on July 30, 2020 and October 28, 2020.

The 2023 Unsecured Notes will mature on July 30, 2023 and may be redeemed in whole or in part, at the Company’s option, at par plus a “make-whole” premium and accrued interest. Interest on the 2023 Unsecured Notes is due and payable semiannually in arrears on January 30 and July 30 of each year.

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of March 31, 2023 and December 31, 2022, deferred financing costs related to the 2023 Unsecured Notes were $90 and $157, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of March 31, 2023 and December 31, 2022, deferred financing costs related to the 2026 Unsecured Notes were $825 and $895, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

2026 Unsecured Notes - FCRX

On March 9, 2023, in connection with the FCRD Acquisition, the Company assumed $111,600 of unsecured notes (the "2026 Unsecured Notes - FCRX"). The 2026 Unsecured Notes - FCRX mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The 2026 Unsecured Notes - FCRX bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Unsecured Notes - FCRX trade on the New York Stock Exchange under the trading symbol “FCRX”.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and 2026 Unsecured Notes - FCRX were as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Borrowing interest expense	$11,331	$4,811
Unused facility fees	566	231
Amortization of financing costs	473	429
Total interest and credit facility expenses	$12,370	$5,471
Weighted average outstanding balance	$735,181	$638,602

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

During the three months ended March 31, 2023 and 2022 the Company’s average USD notional exposure to foreign currency forward contracts was $99,340 and $98,293, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2023	Wells Fargo Bank, N.A.	$7,510	$(173)	$7,337	$—	$7,337
December 31, 2022	Wells Fargo Bank, N.A.	$8,154	$(157)	$7,997	$—	$7,997

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended March 31,
	2023	2022

Net realized gain (loss) on foreign currency forward contracts	$-	$24
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(661)	95
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(661)	$119

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023 and December 31, 2022, the Company had aggregated unfunded commitments totaling $159,634 and $158,905 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.
The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC (5)	Revolver	6/1/2026	$234	—	$—
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	2,531	6/24/2024	2,800
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	720	6/24/2028	720
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2023	1,525	8/2/2023	1,688
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	738	8/2/2027	657
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	473	—	—
Advanced Diabetes Supply (5)	Revolver	12/30/2027	175	12/30/2027	88
Advanced Web Technologies (5)	Revolver	12/17/2026	297	—	—
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	—	—
Alcanza Clinical Research (7)	Delayed Draw Term Loan	12/15/2027	250	—	—
Alera Group Inc. (7)	Delayed Draw Term Loan	3/2/2024	2,025	3/2/2024	4,401
Alpine SG, LLC (5)	Revolver	11/5/2027	105	—	—
Alpine X (5)	Revolver	12/27/2027	137	—	—
Alpine X (5)	Revolver	12/27/2027	64	—	—
Ansira Partners, Inc. (12)	Delayed Draw Term Loan	12/20/2024	254	12/20/2024	254
Apps Associates LLC (7)	Delayed Draw Term Loan	7/2/2023	900	7/2/2023	900
Apps Associates LLC (5)	Revolver	7/2/2027	400	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	667	—	—
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	5/5/2024	850
Auveco Holdings (5)	Revolver	5/5/2028	480	5/5/2028	450
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	403	8/31/2029	398
AX VI INV2 Holding AB (Voff) (9)	Delayed Draw Term Loan	8/31/2029	381	8/31/2029	1,593
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	159	—	—
Bandon Fitness (Texas) Inc.	Delayed Draw Term Loan	7/27/2028	1,875	—	—
Banker's Toolbox, Inc. (7)	Delayed Draw Term Loan	7/27/2023	3,780	7/27/2023	4,184
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
BCDI Rodeo Dental Buyer, LLC (5)	Revolver	5/14/2025	485	—	—
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc.	Revolver	10/5/2024	—	10/5/2024	66
BioAgilytix (7)	Delayed Draw Term Loan	12/21/2023	1,867	12/21/2023	1,865
C-4 Analytics, LLC (5)	Revolver	—	—	8/22/2023	600
CC Amulet Management, LLC (5)	Revolver	8/31/2027	102	—	—
CC Amulet Management, LLC (7)	Delayed Draw Term Loan	8/31/2027	922	—	—
Cedar Services Group, LLC (5)	Revolver	6/11/2027	802	—	—
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,342	12/9/2025	1,974
Certify, Inc. (5)	Revolver	2/28/2024	53	—	—
Claritas, LLC (5)	Delayed Draw Term Loan	9/30/2023	2,450	9/30/2023	2,450
Claritas, LLC (5)	Revolver	3/31/2026	1,950	3/31/2026	1,950
Consolidated Label Co., LLC (5)	Revolver	7/15/2026	650	7/15/2026	650
ConvenientMD (5)	Revolver	6/15/2027	688	—	—
ConvenientMD (7)	Delayed Draw Term Loan	6/15/2027	688	—	—
CRA MSO, LLC (5)	Revolver	12/17/2023	92	12/17/2023	92
Doxa Insurance Holdings, LLC (5)	Revolver	12/4/2026	344	—	—
Doxa Insurance Holdings, LLC (7)	Delayed Draw Term Loan	12/4/2026	1,419	—	—
Eagle Midco B.V. (Avania) (9)	Delayed Draw Term Loan	7/5/2029	3,569	7/5/2029	3,545
Eagle Midco B.V. (Avania) (9)	Revolver	1/5/2029	798	1/5/2029	788
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,276	11/30/2027	1,276
Effective School Solutions LLC (7)	Delayed Draw Term Loan	11/30/2023	2,200	11/30/2023	2,200
EMS Buyer, Inc. (5)	Revolver	11/23/2027	550	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	2,778	12/31/2025	2,778
Eshipping (7)	Delayed Draw Term Loan	11/5/2023	1,850	11/5/2023	1,850
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Everlast Parent Inc. (5)	Revolver	10/30/2026	1,151	10/30/2026	1,151
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
Evolution BuyerCo, Inc. (7)	Delayed Draw Term Loan	12/23/2023	31	12/23/2023	31
Explorer Investor, Inc. (7)	Delayed Draw Term Loan	6/28/2024	2,400	6/28/2024	2,400
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	224	12/21/2027	448
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	7/1/2024	1,347	7/1/2024	1,662
Galway Borrower, LLC (5)	Delayed Draw Term Loan	9/30/2023	134	9/30/2023	134
Galway Borrower, LLC (5)	Revolver	9/30/2027	727	9/30/2027	926
Gener8, LLC (5)	Revolver	8/14/2024	300	—	—
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,542	5/4/2027	1,542
Granicus, Inc. (5)	Revolver	1/29/2027	382	1/29/2027	535
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	639	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	331	8/18/2024	135
HealthDrive Corporation (5)	Revolver	12/21/2023	1,665	—	—
HealthDrive Corporation (7)	Delayed Draw Term Loan	12/21/2023	49	—	—
Hercules Borrower LLC (5)	Revolver	12/15/2026	1,985	12/15/2026	1,985
Hercules Borrower LLC (7)	Delayed Draw Term Loan	9/10/2023	786	9/10/2023	1,092
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	176	11/3/2025	610
Homecare Partners Management, LLC (5)	Revolver	5/25/2023	572	5/25/2023	953
Hospice Care Buyer, Inc.	Revolver	12/9/2026	—	12/9/2026	508
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,511	6/2/2028	1,511
iLending LLC (5)	Revolver	6/21/2026	718	—	—
Infobase (7)	Delayed Draw Term Loan	6/14/2024	1,850	6/14/2024	1,850

		As of March 31, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Infobase (5)	Revolver	6/14/2028	1,063	6/14/2028	1,450
Integrated Pain Management Medical Group, Inc. (5)	Revolver	6/17/2026	442	—	—
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Jordan Bidco, Ltd. (9)	Delayed Draw Term Loan	8/31/2024	3,766	8/31/2024	3,692
JTM Foods LLC (5)	Revolver	5/14/2027	133	5/14/2027	347
JTM Foods LLC (5)	Delayed Draw Term Loan	5/14/2027	250	5/14/2027	250
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	1,903	6/17/2024	2,356
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
Lash Opco LLC (5)	Revolver	8/18/2026	106	—	—
Learn-It Systems, LLC (5)	Revolver	3/18/2025	283	3/18/2025	283
Learn-It Systems, LLC	Delayed Draw Term Loan		—	5/4/2023	1,451
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Behavioral Health Solutions, LLC (7)	Delayed Draw Term Loan	3/28/2028	1,809	—	—
Lighthouse Lab Services (5)	Revolver	10/25/2027	1,381	—	—
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	1,050	2/3/2026	595
Lightspeed Buyer, Inc.	Delayed Draw Term Loan		—	2/28/2023	5,101
Lion Cashmere Bidco Limited (9)	Delayed Draw Term Loan	9/23/2024	2,757	9/23/2024	2,952
List Partners, Inc. (5)	Revolver	5/1/2024	450	1/5/2023	450
Loadmaster Derrick & Equipment, Inc. (5)	Revolver	12/31/2023	225	—	—
Mann Lake Ltd. (5)	Revolver	10/4/2024	240	—	—
Mario Purchaser, LLC	Delayed Draw Term Loan		—	4/26/2024	3,690
Mario Purchaser, LLC (12)	Revolver	4/26/2028	1,044	4/26/2028	1,044
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	129	7/21/2027	129
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC) (5)	Revolver	12/18/2026	313	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	640	6/15/2027	560
New Era Technology, Inc. (5)	Revolver	10/31/2026	(21)	10/31/2026	265
New Era Technology, Inc. (7)	Delayed Draw Term Loan	10/31/2026	504	10/31/2026	504
New Era Technology, Inc. (5)	Revolver	10/31/2026	142	—	—
Newcleus, LLC (5)	Revolver	8/2/2026	435	—	—
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	—	—
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	700	5/11/2027	500
Nurture Landscapes	Delayed Draw Term Loan		—	6/2/2028	465
Odessa Technologies, Inc. (7)	Delayed Draw Term Loan	10/19/2023	1,786	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	150	7/6/2028	500
Omni Ophthalmic Management Consultants, LLC (7)	Delayed Draw Term Loan	3/7/2024	1,500	3/7/2024	1,500
Omni Ophthalmic Management Consultants, LLC	Revolver	5/31/2023	-	5/31/2023	113
Ontario Systems, LLC (5)	Revolver	8/30/2025	63	8/30/2025	256
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	8/10/2023	670	8/10/2023	724
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	207	8/10/2027	299
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,390
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	7/8/2024	2,158	7/8/2024	2,626
PharComp Parent B.V.	Delayed Draw Term Loan		—	2/18/2023	1,432
PharComp Parent B.V. (10)	Delayed Draw Term Loan	3/19/2024	2,911	2/18/2023	2,873
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	5/12/2024	1,892	5/12/2024	1,892
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	811	5/12/2029	811
Point Quest Acquisition, LLC (5)	Revolver	8/12/2028	500	—	—
Potter Electric Signal Company (5)	Revolver	12/19/2024	506	12/19/2024	550
PPV Intermediate Holdings LLC (Vetcor) (7)	Delayed Draw Term Loan	2/29/2024	111	2/29/2024	415
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	166
PPV Intermediate Holdings LLC (Vetcor) (7)	Delayed Draw Term Loan	2/29/2024	32	2/29/2024	234
Professional Physical Therapy (5)	Revolver	5/1/2023	148	2/28/2023	188
Premier Dental Care Management, LLC	Delayed Draw Term Loan		—	8/5/2023	793
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	875	8/5/2027	1,030
PromptCare Intermediate, LP	Delayed Draw Term Loan		—	9/1/2023	2,778
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	1,531	11/26/2027	816
Pye-Barker Fire & Safety, LLC (11)	Delayed Draw Term Loan	6/15/2024	1,200	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC (5)	Revolver	10/1/2024	142	10/1/2024	75
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2026	1,811	—	—
Quartermaster Newco, LLC (5)	Revolver	7/31/2025	365	—	—
Quorum Health Resources (5)	Revolver	5/26/2027	522	—	—
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	300	10/1/2024	258
Ruffalo Noel Levitz, LLC	Revolver	5/29/2024	-	5/29/2024	75
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	480	6/14/2025	480
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	1,056	12/20/2026	650
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	6/12/2023	727	6/12/2023	727
smarTours, LLC	Revolver	12/31/2026	432	—	—
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Smile Doctors LLC (5)	Revolver	12/23/2027	141	12/23/2027	646
Smile Doctors LLC (7)	Delayed Draw Term Loan	12/23/2028	1,065	12/23/2028	2,010
Socius Insurance Services, Inc. (5)	Revolver	6/30/2027	525	—	—
Socius Insurance Services, Inc. (5)	Delayed Draw Term Loan	6/30/2027	1,842	—	—
SolutionReach, Inc. (5)	Revolver	1/17/2024	933	—	—
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	4/25/2024	2,425
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	840	4/25/2028	840
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2023	1,585	12/30/2023	2,226

		As of March 31, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	679	12/30/2026	528
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	211	5/23/2028	650
Sun Acquirer Corp. (7)	Delayed Draw Term Loan	9/8/2027	411	9/8/2027	491
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,558	9/8/2027	1,812
SuperHero Fire Protection, LLC (5)	Revolver	9/1/2026	65	—	—
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	7/8/2029	1,961	7/8/2029	1,961
Sydney US Buyer Corp. (3B Scientific)	Revolver	7/8/2029	—	7/8/2029	654
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	365	9/22/2026	259
Technology Partners, LLC (7)	Revolver	11/16/2027	747	—	—
Technology Partners, LLC (5)	Delayed Draw Term Loan	11/16/2027	1,037	—	—
The Hilb Group, LLC (5)	Revolver	12/2/2025	283	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	119	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	12/10/2023	1,366	12/10/2023	1,880
The Hilb Group, LLC (5)	Revolver	12/2/2025	95	12/2/2025	113
The Mulch & Soil Company, LLC (5)	Revolver	4/30/2026	755	—	—
TMA Buyer, LLC (5)	Revolver	9/30/2027	385	—	—
TMA Buyer, LLC (7)	Delayed Draw Term Loan	9/30/2027	1,170	—	—
Transportation Insight, LLC (5)	Revolver	12/3/2024	750	12/3/2024	750
Tricor Borrower, LLC (5)	Revolver	10/22/2026	288	—	—
Tricor Borrower, LLC (7)	Delayed Draw Term Loan	10/22/2026	999	—	—
TriStrux, LLC (5)	Revolver	12/15/2026	555	—	—
TriStrux, LLC (7)	Delayed Draw Term Loan	12/15/2026	483	—	—
Unifeye Vision Partners (5)	Revolver	9/13/2025	680	9/13/2025	793
Unifeye Vision Partners	Delayed Draw Term Loan		—	9/7/2023	1,199
United Flow Technologies	Delayed Draw Term Loan		—	10/29/2023	82
United Flow Technologies (5)	Revolver	10/29/2027	1,600	10/29/2027	1,600
UP Acquisition Corp. (5)	Revolver	5/23/2024	1,250	5/23/2024	807
Vital Care Buyer, LLC (5)	Revolver	10/19/2025	2,222	10/19/2025	1,852
WhiteHawk III Onshore Fund L.P.	Partnership Interest	7/5/2024	852	7/5/2024	1,700
Winxnet Holdings LLC	Revolver	6/29/2023	-	6/29/2023	163
Total			$159,634		$158,905

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2023 and December 31, 2022.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
February 16, 2023	March 31, 2023	April 17, 2023	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	$0.41
August 5, 2022	September 30, 2022	October 17, 2022	$0.41
May 3, 2022	June 30, 2022	July 15, 2022	$0.41
February 18, 2022	March 31, 2022	April 15, 2022	$0.41
November 5, 2021	September 2, 2022	September 15, 2022	$0.05
November 5, 2021	June 3, 2022	June 15, 2022	$0.05
November 5, 2021	March 4, 2022	March 15, 2022	$0.05
November 5, 2021	December 3, 2021	December 15, 2021	$0.05
November 5, 2021	December 31, 2021	January 17, 2022	$0.41

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At March 31, 2023 and December 31, 2022, Crescent, Sun Life and other related parties owned 5.49% and 6.59%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2023 and December 31, 2022, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended March 31,
	2023	2022

Net increase (decrease) in net assets resulting from operations	$7,777	$16,209
Weighted average common shares outstanding	32,465,208	30,887,360
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.24	$0.52

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of March 31, 2023	As of December 31, 2022
Tax Cost		$1,609,941	$1,295,847
Gross Unrealized Appreciation		$11,201	$9,274
Gross Unrealized Depreciation		(55,097)	(42,164)
	Net Unrealized Investment Appreciation (Depreciation)	$(43,896)	$(32,890)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended March 31,
	2023	2022
Income tax (benefit) provision	$-	$64
Excise tax (benefit) provision	201	90
(Benefit) provision for income and excise taxes	$201	$154

As of March 31, 2023 and December 31, 2022, $221 and $657 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended March 31,
	2023	2022
Benefit (provision) for taxes on realized gain on investments	$252	$(217)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(40)	196
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$212	$(21)

As of March 31, 2023 and December 31, 2022 and 2021, $74 and $91, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of March 31, 2023 and December 31, 2022, $1,478 and $899, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the three months ended March 31,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$19.83	$21.12
Net investment income after tax	0.54	0.39
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(0.30)	0.13
Net increase (decrease) in net assets resulting from operations	0.24	0.52
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	(0.28)	—
Distributions declared from net investment income(2)	(0.41)	(0.46)
Total increase (decrease) in net assets	(0.45)	0.06
Net asset value, end of period	$19.38	$21.18
Shares outstanding, end of period	37,061,547	30,887,360
Market value, end of period	$13.62	17.80
Weighted average shares outstanding	32,465,208	30,887,360
Total return based on market value (3)	9.78%	3.76%
Total return based on net asset value (4)	-0.20%	2.46%
Ratio/Supplemental Data:
Net assets, end of period	$718,420	$654,286
Ratio of total net expenses to average net assets(5)(6)	13.28%	8.84%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.54%	3.34%
Ratio of net investment income before taxes to average net assets (6)	10.78%	7.63%
Ratio of interest and credit facility expenses to average net assets (6)	7.54%	3.40%
Ratio of net incentive fees to average net assets (6)	2.20%	2.11%
Portfolio turnover (7)	2.16%	3.90%
Asset coverage ratio	181%	202%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 13.36% and 8.90% for the three months ended March 31, 2023 and 2022, respectively.
(6)
Annualized.
(7)
Not annualized.

Note 13. First Eagle Alternative Capital BDC, Inc. Acquisition

On March 9, 2023, the Company completed its previously announced acquisition of First Eagle Alternative Capital BDC, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 3, 2022, by and among the Company, FCRD, Echelon Acquisition Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Acquisition Sub”), Echelon Acquisition Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Acquisition Sub 2”), and the Adviser (together “FCRD Acquisition”). Pursuant to the Merger Agreement, Acquisition Sub was merged with and into FCRD (the “First Merger”), with FCRD continuing as the surviving corporation and a direct wholly-owned subsidiary of CCAP. Immediately following the First Merger, FCRD was merged with and into Acquisition Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), with Acquisition Sub 2 continuing as the surviving entity (the “Surviving Company”). As a result of, and as of the effective time of, the Second Merger, FCRD’s separate corporate existence ceased.

In accordance with the terms of the Merger Agreement, at the effective time of the First Merger (the “Effective Time”), holders of shares of FCRD’s common stock, par value $0.001 per share (the “FCRD Common Stock”), issued and outstanding immediately prior to the Effective Time (excluding shares held by subsidiaries of FCRD or held, directly or indirectly, by the Company or Acquisition Sub (“Cancelled Shares”)) had their shares of FCRD Common Stock converted to the right to receive, in the aggregate, approximately (1) $8,649 in cash payable by the Company (the “CCAP Cash Consideration”), (2) 6,174,187 validly issued, fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (the “Aggregate Share Consideration” and, together with the CCAP Cash Consideration, the “CCAP Aggregate Merger Consideration”) and (3) $35,000 in cash payable by the Adviser (the “CCAP Adviser Cash Consideration”), subject to adjustments for cash payable in lieu of fractional shares.

With respect to the CCAP Aggregate Merger Consideration, record holders of shares of FCRD Common Stock were entitled, with respect to all or any portion of the shares of FCRD Common Stock held as of the Effective Time, to make an election to receive payment for their shares of FCRD Common Stock in cash (an “Election”), subject to the conditions of and certain adjustment mechanisms set forth in the Merger Agreement.

Any record holder of shares of FCRD Common Stock who did not validly make an Election was deemed to have elected to receive shares of the Company’s common stock with respect to the CCAP Aggregate Merger Consideration as payment for their shares of FCRD Common Stock. Each share of FCRD Common Stock (other than a Cancelled Share) with respect to which an Election was effectively made, subject to the conditions and limitations set forth in the Merger Agreement, and not properly revoked or lost was treated as an “Electing Share” and each share of FCRD Common Stock (other than a Cancelled Share) with respect to which an Election was not properly made or such Election was properly revoked was treated as a “Non-Electing Share.”

Applying the adjustment mechanisms in the Merger Agreement among all stockholders who hold Electing Shares, pro rata based on the aggregate number of Electing Shares held by each such stockholder, each Electing Share was converted into the right to receive (1) with respect to its share of the CCAP Aggregate Merger Consideration, approximately $0.509 in cash and approximately 0.195 shares of the Company’s common stock (subject to adjustments for cash payable in lieu of fractional shares) and (2) with respect to its share of the CCAP Adviser Cash Consideration, approximately $1.17 in cash. Each Non-Electing Share was converted into the right to receive (1) with respect to its share of the CCAP Aggregate Merger Consideration, approximately 0.2209 shares of the the Company’s common stock and (2) with respect to its share of the CCAP Adviser Cash Consideration, approximately $1.17 in cash (subject to adjustments for cash payable in lieu of fractional shares).

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary-market support and will over time purchase $20,000 of the combined company’s common stock via a share purchase program.

The FCRD Acquisition was accounted as an asset acquisition because the set of acquired assets did not constitute a business. Accordingly, the fair value of the merger consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill. Since the fair value of the net assets acquired exceeded the fair value of the merger consideration paid by the Company, the Company recognized a deemed contribution from the Adviser equal to the amount by which the fair value of the net assets acquired exceeded the merger consideration paid directly by the Company.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the FCRD Acquisition (in thousands):

Consideration paid by the Company
Aggregate Share Consideration (1)	$91,257
CCAP Cash Consideration	8,649
Deemed contribution from the Adviser	22,040
Transaction costs	7,565
Total Purchase Price	$129,511

Assets/(Liabilities) acquired by the Company
Investments, at fair value (2)	$335,035
Cash and cash equivalents	1,233
Interest and dividend receivable	3,995
Other assets	518
Secured credit facility	(95,200)
2026 Unsecured Notes - FCRX	(111,600)
Interest and other debt financing costs payable	(1,198)
Accrued expenses and other liabilities	(3,272)
Net Assets Acquired	$129,511

(1) Common stock consideration was issued at the Company’s closing stock price of $14.78 as of March 9, 2023, the closing date of the FCRD Acquisition.

(2) Investments acquired were recorded at fair value at the date of the acquisition, which is also the Company’s initial cost basis.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023.

On May 4, 2023, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on July 17, 2023 to stockholders of record as of June 30, 2023.

On May 9, 2023, the Company completed a private offering of $50,000 aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026. These notes will become effective upon repayment of $50,000 of the existing 2023 Unsecured Notes at their maturity on July 30, 2023.

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

FCRD Acquisition

On March 9, 2023, we completed its previously announced acquisition of First Eagle Alternative Capital BDC, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 3, 2022. The board of directors of both companies each unanimously approved the FCRD Acquisition and on March 7, 2023, FCRD’s stockholders approved the merger. In accordance with the terms of the Merger Agreement, holders of shares of FCRD’s common stock had their shares of FCRD common stock converted to the right to receive, in the aggregate, approximately (1) $8.6 million in cash payable by the Company, (2) 6,174,187 validly issued, fully paid and non-assessable shares of our common stock, and (3) $35.0 million in cash payable by the Adviser. This transaction resulted in our then-existing stockholders owning approximately 83% and FCRD’s then-existing stockholders owning approximately 17% of the Company's common stock.

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary-market support and will over time purchase $20.0 million of the combined company’s common stock via a share purchase program.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2023		As of December 31, 2022
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$445.5	28.4%	$301.0	23.8%
Unitranche First Lien	933.8	59.6	824.1	65.2
Unitranche First Lien - Last Out	13.9	0.9	13.8	1.1
Senior Secured Second Lien	62.3	4.0	60.9	4.8
Unsecured Debt	4.9	0.3	4.5	0.4
Equity & Other	49.2	3.2	44.9	3.6
LLC/LP Equity Interests	56.4	3.6	13.8	1.1
Total investments	$1,566.0	100.0%	$1,263.0	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended
	March 31, 2023(1)	March 31, 2022
New investments at cost:
Senior Secured First Lien	$9.4	$9.4
Unitranche First Lien	18.0	50.1
Unitranche First Lien - Last Out	0.3	—
Senior Secured Second Lien	0.1	—
Unsecured Debt	0.2	—
Equity & Other	0.2	—
LLC/LP Equity Interests	0.8	0.5
Total	$29.0	$60.0
Proceeds from investments sold or repaid:
Senior Secured First Lien	$46.1	$17.0
Unitranche First Lien	8.1	3.7
Unitranche First Lien - Last Out	—	2.3
Senior Secured Second Lien	—	9.3
Unsecured Debt	—	1.9
Equity & Other	—	14.1
LLC/LP Equity Interests	0.2	1.3
Total	$54.4	$49.6
Net increase (decrease) in portfolio	$(25.4)	$10.4

(1)
Excludes $335.0 million of assets at cost acquired in connection with the First Eagle Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2023	As of December 31, 2022
Weighted average yield on income producing securities (at cost) (1)	11.4%	10.8%
Percentage of debt bearing a floating rate (at fair value)	98.6%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	1.4%	1.2%
Number of portfolio companies	187	129
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of March 31, 2023				As of December 31, 2022
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,462.9	97.3%	$1,431.3	98.0%	$1,216.9	98.0%	$1,190.0	98.8%
Non-Accrual	40.7	2.7%	29.1	2.0%	25.1	2.0%	14.3	1.2%
Total	$1,503.6	100.0%	$1,460.4	100.0%	$1,242.0	100.0%	$1,204.3	100.0%

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

As of March 31, 2023, we had sixteen investments across eight portfolio companies on non-accrual status, which represented 2.7% and 2.0% of the total debt investments at cost and fair value, respectively. Excluding investments acquired in the FCRD Acquisition, we had eight investments across four portfolio companies on non-accrual status, which represented 2.0 % and 1.1% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2023 and December 31, 2022.

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

($ in millions)	As of March 31, 2023		As of December 31, 2022
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	12.0	0.8%	12.4	1.0%
2	1,325.9	84.6	1,087.6	86.1
3	187.2	12.0	136.7	10.8
4	40.9	2.6	26.3	2.1
5	—	0.0	—	0.0
Total	1,566.0	100.0%	1,263.0	100.0%

RESULTS OF OPERATIONS

Summary Statement of Operations

(in $ millions)	For the three months ended March 31,
	2023	2022
Total investment income	$39.3	$26.4
Total net expenses	21.8	14.3
Net investment income	$17.5	$12.1
Net realized gain (loss) on investments and forward contracts	0.3	8.6
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(10.2)	(4.5)
Net realized and unrealized gains (losses)	$(9.9)	$4.1
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	0.2	(0.0)
Net increase (decrease) in net assets resulting from operations	$7.8	$16.2

Investment Income

(in $ millions)	For the three months ended March 31,
	2023	2022
Interest from investments	$35.9	$24.0
Dividend Income	3.4	2.3
Other Income	0.0	0.1
Total investment income	$39.3	$26.4

Interest income, which includes amortization of upfront fees, increased from $24.0 million, for the three months ended March 31, 2022, to $35.9 million for the three months ended March 31, 2023, due to a rise in benchmark rates and a larger income producing portfolio. Included in interest from investments for the three months ended March 31, 2023 and 2022 are $0.1 million and $0.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $2.3 million for the three months ended March 31, 2022 to $3.4 million for the three months ended March 31, 2023 due to higher dividend distributions from the portfolio companies. Other income which includes consent, waiver, amendment, agency, underwriting and arranger fees associated with our investment activities decreased from $0.1 million for the three months ended March 31, 2022 to $0.0 million for the three months ended March 31, 2023.

Expenses

(in $ millions)	For the three months ended March 31,
	2023	2022
Interest and other debt financing costs	$12.4	$5.5
Management fees	4.5	4.0
Income based incentive fees	3.7	2.7
Capital gains based incentive fees	-	0.7
Professional fees	0.3	0.5
Directors’ fees	0.2	0.1
Other general and administrative expenses	0.7	0.7
Total expenses	$21.8	$14.2
Management fee waiver	(0.1)	(0.1)
Income based incentive fees waiver	(0.1)	(0.0)
Net expenses	$21.6	$14.1
Provision for income and excise taxes	0.2	0.2
Total	$21.8	$14.3

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended March 31, 2023 and 2022 interest and other debt financing costs were

$12.4 million and $5.5 million, respectively. The increase was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended March 31, 2023 and 2022, we incurred management fees of $4.5 million and $4.0 million, respectively, of which $0.1 million and $0.1 million, respectively, were waived. The increase in net management fees was driven by growing assets under management.

Incentive Fees

For the three months ended March 31, 2023 and 2022, we incurred income based incentive fees of $3.7 million and $2.7 million, of which $0.1 million and $0.0 million, respectively, were waived. The increase in net incentive fees was driven by growing investment income.

For the three months ended March 31, 2023 and 2022 we recorded $0 and $0.7 million, respectively, of capital gains based incentive fees. As of March 31, 2023 and December 31, 2022, no capital gains based incentive fees were outstanding. The fluctuation in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the three months ended March 31, 2023 and 2022, professional fees were $0.3 million and $0.5 million, respectively. The decrease in the comparative periods' professional fees was attributable to lower legal expense during the current quarter.

For the three months ended March 31, 2023 and 2022, other general and administrative expenses were $0.7 million and $0.7 million, respectively.

Income and Excise Taxes

For the three months ended March 31, 2023 and 2022, we expensed income and excise taxes of $0.2 million and $0.2 million, respectively.

Net Investment Income

For the three months ended March 31, 2023 and 2022, GAAP net investment income was $17.5 million or $0.54 per share and $12.1 million or $0.39 per share, respectively. The increase in the per share net investment income was due to higher investment income earned during the current quarter.

For the three months ended March 31, 2023 and 2022, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”) was $17.5 million or $0.54 per share and $12.9 million or $0.42 per share, respectively. The increase in the per share Adjusted Net Investment Income was due to higher investment income earned during the current quarter.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the three months ended March 31,
	2023		2022
	Amount	Per Share	Amount	Per Share
GAAP net investment income	$17.5	$0.54	$12.1	$0.39
Capital gains based incentive fee	-	-	0.8	0.03
Adjusted Net Investment Income	$17.5	$0.54	$12.9	$0.42

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended March 31,
	2023	2022
Realized losses on non-controlled and non-affiliated investments	$(0.1)	$—
Realized gains on non-controlled and non-affiliated investments	0.3	1.3
Realized losses on non-controlled and affiliated investments	—	—
Realized gains on non-controlled and affiliated investments	—	7.1
Realized losses on controlled investments	—	—
Realized gains on controlled investments	—	—
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	—	—
Realized losses on foreign currency transactions	—	—
Realized gains on foreign currency transactions	—	0.2
Net realized gains (losses) on investments	$0.2	$8.6
Change in unrealized depreciation on non-controlled and non-affiliated investments	(16.3)	(8.5)
Change in unrealized appreciation on non-controlled and non-affiliated investments	11.2	7.7
Change in unrealized depreciation on foreign currency translation	(0.5)	—
Change in unrealized appreciation on foreign currency translation	—	—
Change in unrealized depreciation on non-controlled and affiliated investments	(0.4)	(3.8)
Change in unrealized appreciation on non-controlled and affiliated investments	0.8	0.7
Change in unrealized depreciation on controlled and affiliated investments	(4.9)	(0.7)
Change in unrealized appreciation on controlled and affiliated investments	0.6	—
Change in unrealized depreciation on foreign currency forwards	—	—
Change in unrealized appreciation on foreign currency forwards	(0.6)	0.1
Net unrealized appreciation (depreciation) on investments	(10.1)	(4.5)
Net realized and unrealized gains (losses) on investments and asset acquisition	(9.9)	4.1

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

During the three months ended March 31, 2023 and 2022, our average U.S. Dollar notional exposure to foreign currency forward contracts were $99.4 million and $98.3 million, respectively.

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

As of March 31, 2023, we had $34.5 million in cash and cash equivalents and restricted cash and cash equivalents and $297.3 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of March 31, 2023, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of March 31, 2023, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2023. However, any increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	March 31, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500.0	$248.8	$251.2	$248.8	$350.0	$233.0	$117.0	$233.0
SMBC Corporate Revolving Facility	385.0	338.9	46.1	338.9	350.0	241.8	108.2	241.8
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
2026 Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
2026 Unsecured Notes - FCRX	111.6	111.6	—	111.6	—	—	—	—
Total Debt	$1,181.6	$884.3	$297.3	$884.3	$885.0	$659.8	$225.2	$659.8

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2023 and 2022 was 6.73% and 3.43%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 and 2022 was $735.2 million and $638.6 million, respectively. As of March 31, 2023 and December 31, 2022, the weighted average cost of debt was 6.52% and 6.23%, respectively.

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

The maximum commitment amount under the SPV Asset Facility is $500.0 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) March 7, 2028 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 2.75% margin with no floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including an asset coverage test and certain concentration limits.

SMBC Corporate Revolving Facility

On October 27, 2021, we entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender (the “SMBC Corporate Revolving Facility”). The maximum principal amount of the SMBC Corporate Revolving Facility is $385.0 million, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 1.875% or 2.000%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. We pay unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on October 27, 2026.

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

2026 Unsecured Notes - FCRX

On March 9, 2023, in connection with the FCRD Acquisition, we assumed $111.6 million of unsecured notes ("2026 Unsecured Notes - FCRX"). The 2026 Unsecured Notes - FCRX mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The 2026 Unsecured Notes - FCRX bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The 2026 Unsecured Notes - FCRX trade on the New York Stock Exchange under the trading symbol “FCRX”.

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and 2026 Unsecured Notes - FCRX is presented below:

($ in millions)	For the three months ended March 31,
	2023	2022
Borrowing interest expense	$11.3	$4.8
Unused facility fees	0.6	0.2
Amortization of financing costs	0.5	0.5
Total interest and credit facility expenses	$12.4	$5.5
Weighted average outstanding balance	$735.2	$638.6

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

As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 181% and 192%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023 and December 31, 2022, we had aggregate unfunded commitments totaling $159.6 million and $158.9 million, respectively.

RECENT DEVELOPMENTS

On May 4, 2023, the Company’s Board of Directors declared a regular cash dividend of $0.41 per share, which will be paid on July 17, 2023 to stockholders of record as of June 30, 2023.

On May 9, 2023, we completed a private offering of $50.0 million aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026. These notes will become effective upon repayment of $50.0 million of the existing 2023 Unsecured Notes at their maturity on July 30, 2023.

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

As of March 31, 2023, 98.6% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 200 basis points	32.4	11.8	20.6
Up 100 basis points	16.2	5.9	10.3
Up 75 basis points	12.2	4.4	7.8
Up 50 basis points	8.1	2.9	5.2
Down 50 basis points	(8.1)	(2.9)	(5.2)
Down 75 basis points	(12.2)	(4.4)	(7.8)
Down 100 basis points	(16.2)	(5.9)	(10.3)
Down 200 basis points	(32.4)	(11.8)	(20.6)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2023, we had £23.0 million, €17.8 million, CAD $30.7 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £23.0 million, €18.3 million, CAD $30.8 million, AUD $29.8, and SEK 11.6 at par.
ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2023.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the consummation of the FCRD Acquisition, five stockholder demand letters from stockholders of FCRD, one of which included a draft complaint, were sent to FCRD and one complaint was filed in the District Court of the Southern District of New York on behalf of FCRD stockholders in connection with the FCRD Acquisition (the “Merger Litigation”). The Merger Litigation alleged breach of fiduciary claims against the Board of Directors of FCRD (the “FCRD Board”), violations of Section 14(a) and 20(a) of the Exchange Act against FCRD and the FCRD Board and/or material omissions in the draft proxy statement filed with the SEC on November 4, 2022. We assumed indemnification responsibilities owed by FCRD to its former directors and officers with respect to this proceeding in connection with the FCRD Acquisition. On April 26, 2023, parties to the Merger Litigation fully resolved the matter, including a release of all defendants and the dismissal of the lawsuit with prejudice.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Significant risks that could affect financial institutions to which we are exposed may affect our business.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation and the New York State Department of Financial Services closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from the Adviser.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART IV

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

2.4

Agreement and Plan of Merger, dated October 3, 2022, by and among the Company,
Echelon Acquisition Sub, Inc., Echelon Acquisition Sub LLC, First Eagle Alternative Capital BDC, Inc. and Crescent Cap
Advisors, LLC (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 4, 2022).

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

10.1

Investment Advisory Agreement by and between the Company and Crescent Cap Advisors, LLC, dated as of January 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2021).

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

10.7

Transaction Support Agreement, dated August 12, 2019, between the Company and Crescent Cap Advisors, LLC (f/k/a CBDC Advisors, LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01132), filed on August 13, 2019).

10.8	Conformed Loan and Security Agreement (conformed through Amendment No. 4) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 17, 2020).

10.9

Fifth Amendment to Loan and Security Agreement, dated June 21, 2021, among the Company, as the collateral manager, seller and equityholder, Crescent Capital BDC Funding, LLC, as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 25, 2021).

10.10

Sixth Amendment to Loan and Security Agreement, dated March 7, 2023, by and among the Company, as the collateral manager, seller and equity holder, Crescent Capital BDC Funding, LLC, as the borrower, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 8, 2023).

10.11

Master Note Purchase Agreement, dated July 30, 2020, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).

10.12	Form of 5.95% Series 2020A Senior Notes due July 30, 2023 (included in Exhibit 10.11).

10.13

First Supplement and Amendment to Note Purchase Agreement, dated February 17, 2021, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2021).

10.14	Form of 4.00% Series 2021A Senior Note Due February 17, 2026 (included in Exhibit 10.13).

10.15	Second Supplement to Note Purchase Agreement, dated May 8, 2023, by and among the Company and the Purchasers signatory thereto (filed herewith).

10.16	Form of 7.54% Series 2023A Senior Note Due July 28, 2026 (included in Exhibit 10.15).

10.17

Senior Secured Revolving Credit Agreement dated October 27, 2021, by and among the Company as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 29, 2021).

10.18

First Amendment to Senior Secured Revolving Credit Agreement dated March 4, 2022, by and among the Company as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2022).

10.19

First Omnibus Amendment to the Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement dated January 13, 2023, by and among the Company as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2023).

10.20

Form of Indenture and related exhibits between FCRD and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit d.2 filed with Pre-Effective Amendment No. 1 to FCRD’s Registration Statement on Form N-2 (File No. 333-175074) filed on August 25, 2011).

10.21

Fourth Supplemental Indenture, relating to the 5.00% Notes due 2026, between FCRD and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed with FCRD’s Current Report on Form 8-K filed on May 25, 2021).

10.22	Form of 5.00% Note due 2026 (incorporated herein by reference to Exhibit 4.1 filed with FCRD’s Current Report on Form 8-K filed on May 25, 2021).

10.23

Fifth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form 8-A on March 9, 2023).

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

Crescent Capital BDC, Inc.

Date: May 10, 2023	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 10, 2023	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

t