Form 10-Q
period 2023-06-30
Crescent Capital BDC, Inc.
filed 2023-08-09
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 9, 2023 was 37,061,547

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2023 (unaudited)	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled non-affiliated (cost of $1,483,590 and $1,235,778, respectively)	$1,461,735	$1,208,501
Non-controlled affiliated (cost of $57,257 and $42,040, respectively)	58,836	43,080
Controlled (cost of $68,792 and $13,638, respectively)	60,559	11,375
Cash and cash equivalents	7,535	6,397
Restricted cash and cash equivalents	13,927	10,670
Interest and dividend receivable	11,766	9,945
Unrealized appreciation on foreign currency forward contracts	7,069	8,154
Deferred tax assets	1,324	91
Receivable for investments sold	-	5
Other assets	1,872	4,660

Total assets	$1,624,623	$1,302,878

Liabilities
Debt (net of deferred financing costs of $7,974 and $5,380)	$859,167	$654,456
Distributions payable	15,195	12,664
Interest and other debt financing costs payable	9,393	8,471
Management fees payable	4,960	4,056
Incentive fees payable	4,278	3,112
Deferred tax liabilities	2,134	899
Payable for investment purchased	-	514
Directors’ fees payable	146	151
Unrealized depreciation on foreign currency forward contracts	310	157
Accrued expenses and other liabilities	3,235	5,857
Total liabilities	898,818	690,337

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	-	-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 and 30,887,360 shares issued and outstanding, respectively)	37	31
Paid-in capital in excess of par value	788,299	675,008
Accumulated earnings (loss)	(62,531)	(62,498)
Total net assets	725,805	612,541
Total liabilities and net assets	$1,624,623	$1,302,878
Net asset value per share	$19.58	$19.83

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$41,255	$23,492	$75,501	$44,443
Paid-in-kind interest	650	374	1,268	689
Dividend income	75	6	79	14
Other income	181	172	228	261
From non-controlled affiliated investments:
Interest income	740	271	1,352	619
Paid-in-kind interest	186	-	235	2,039
Dividend income	551	997	1,179	3,271
Other income	149	-	149	-
From controlled investments:
Interest income	154	184	320	366
Paid-in-kind interest	-	178	192	352
Dividend income	2,800	1,100	5,520	1,100
Total investment income	46,741	26,774	86,023	53,154

Expenses:
Interest and other debt financing costs	15,273	6,571	27,642	12,042
Management fees	5,010	4,073	9,468	8,090
Income based incentive fees	4,349	2,604	8,041	5,322
Capital gains based incentive fees	-	(2,870)	-	(2,149)
Professional fees	427	256	737	708
Directors’ fees	138	113	306	230
Other general and administrative expenses	753	677	1,478	1,370
Total expenses	25,950	11,424	47,672	25,613
Management fees waiver	(50)	(57)	(96)	(113)
Income based incentive fees waiver	(71)	(385)	(159)	(430)
Net expenses	25,829	10,982	47,417	25,070
Net investment income before taxes	20,912	15,792	38,606	28,084
Provision for income and excise taxes	340	259	541	414
Net investment income	20,572	15,533	38,065	27,670
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(6,494)	-	(6,243)	1,306
Non-controlled affiliated investments	-	-	-	7,113
Controlled investments	-	(1,681)	-	(1,681)
Foreign currency transactions	(58)	(85)	(58)	68
Foreign currency forward contracts	-	-	-	24
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	10,010	(17,887)	4,456	(18,740)
Non-controlled affiliated investments	174	(1,463)	539	(4,540)
Controlled investments	(1,641)	(775)	(5,970)	(1,443)
Foreign currency forward contracts	(578)	5,492	(1,239)	5,587
Net realized and unrealized gains (losses) on investments	1,413	(16,399)	(8,515)	(12,306)

Benefit (provision) for taxes on realized gain on investments	-	-	252	(217)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	595	(24)	555	172
Net increase (decrease) in net assets resulting from operations	$22,580	$(890)	$30,357	$15,319

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.61	$(0.03)	$0.87	$0.50
Net investment income per share (basic and diluted):	$0.56	$0.50	$1.09	$0.90
Weighted average shares outstanding (basic and diluted):	37,061,547	30,887,360	34,776,074	30,887,360

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2023	37,061,547	$37	$788,299	$(69,916)	$718,420
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	20,572	20,572
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(6,552)	(6,552)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	7,965	7,965
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	595	595
Distributions to stockholders	-	-	-	(15,195)	(15,195)
Total increase (decrease) for the three months ended June 30, 2023	-	$-	$-	$7,385	$7,385
Balance at June 30, 2023	37,061,547	$37	$788,299	$(62,531)	$725,805

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	38,065	38,065
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(6,301)	(6,301)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(2,214)	(2,214)
Benefit (provision) for taxes on realized gain on investments	-	-	-	252	252
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	555	555
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	-	91,257
Deemed contribution from Adviser (Note 13)			22,040		22,040
Distributions from distributable earnings	-	-	-	(30,390)	(30,390)
Total increase (decrease) for the six months ended June 30, 2023	6,174,187	$6	$113,291	$(33)	$113,264
Balance at June 30, 2023	37,061,547	$37	$788,299	$(62,531)	$725,805

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2022	30,887,360	$31	$666,162	$(11,907)	$654,286
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	15,533	15,533
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(1,766)	(1,766)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(14,633)	(14,633)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(24)	(24)
Distributions to stockholders	-	-	-	(14,208)	(14,208)
Total increase (decrease) for the three months ended June 30, 2022	-	$-	$-	$(15,098)	$(15,098)
Balance at June 30, 2022	30,887,360	$31	$666,162	$(27,005)	$639,188

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	27,670	27,670
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	6,830	6,830
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(19,136)	(19,136)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(217)	(217)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	172	172
Distributions from distributable earnings	-	-	-	(28,416)	(28,416)
Total increase (decrease) for the six months ended June 30, 2022	-	$-	$-	$(13,097)	$(13,097)
Balance at June 30, 2022	30,887,360	$31	$666,162	$(27,005)	$639,188

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$30,357	$15,319

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(67,145)	(172,302)
Paid-in-kind interest income	(1,715)	(3,088)
Proceeds from sales of investments and principal repayments	82,510	146,399
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	6,464	(6,738)
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	(14,981)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	975	24,723
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1,239	(5,587)
Amortization of premium and accretion of discount, net	(3,224)	(4,136)
Amortization of deferred financing costs	1,039	862
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	5	14,133
(Increase) decrease in interest receivable	(1,821)	(1,787)
(Increase) decrease in deferred tax asset	(1,233)	(1)
(Increase) decrease in other assets	2,788	(1,929)
Increase (decrease) in management fees payable	904	186
Increase (decrease) in incentive fees payable	1,166	(529)
Increase (decrease) in directors’ fees payable	(5)	(1)
Increase (decrease) in interest and other debt financing costs payable	922	532
Increase (decrease) in deferred tax liability	1,235	(172)
Increase (decrease) in payable for investment purchased	(514)	—
Increase (decrease) in accrued expenses and other liabilities	(2,622)	(1,717)
Net cash provided by (used for) operating activities	$36,344	$4,167

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	(3,633)	(221)
Distributions paid	(27,859)	(28,416)
Borrowings on credit facilities	202,326	179,039
Repayments on credit facilities	(202,800)	(159,241)
Net cash provided by (used for) financing activities	(31,966)	(8,839)
Effect of exchange rate changes on cash denominated in foreign currency	17	10
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	4,395	(4,662)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	17,067	23,526
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$21,462	$18,864

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$26,636	$10,609
Cash paid during the period for taxes	$530	$1,974
Accrued but unpaid distributions	$15,195	$12,664
Issuance of shares in connection with asset acquisition (Note 13)	$91,257	—
Deemed contribution from the Adviser (non-cash) (Note 13)	$22,040	—

(1)
As of June 30, 2023, the balance included cash and cash equivalents of $7,535 (including cash denominated in foreign currency of $491) and restricted cash and cash equivalents of $13,927 (including cash denominated in foreign currency of $1,004). As of December 31, 2022, the balance included cash and cash equivalents of $6,397 (including cash denominated in foreign currency of $125) and restricted cash and cash equivalents of $10,670.
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

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	—	$(7)	(0.0)%	$(22)
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.66%	05/2028	60	55	0.0	44
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.66%	05/2028	4,010	3,940	0.5	3,904
Continental Battery Company	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.89%	01/2027	7,157	7,065	0.9	6,489
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.89%	01/2027	2,639	2,621	0.3	2,393
Sun Acquirer Corp. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.97%	09/2028	9,078	8,970	1.2	8,769
Sun Acquirer Corp. (5)	Unitranche First Lien Revolver	P + 475 (75 Floor)	13.00%	09/2027	109	82	0.0	50
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.97%	09/2028	12,848	12,652	1.7	12,430
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.97%	09/2028	2,463	2,423	0.3	2,382
					38,364	37,801	4.9%	36,439
Capital Goods
Apex Services Partners, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	10.52%	07/2025	5,206	5,206	0.7	5,126
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,840	6,788	0.9	6,840
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan	1000 PIK		12/2026	8,265	7,055	0.6	4,637
Envocore Holding, LLC (4)(5)(7)(8)	Senior Secured First Lien Revolver			12/2025	—	(4)	—	—
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.22%	11/2027	5,994	5,904	0.8	5,994
Eshipping (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(14)	—	—
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(17)	—	—
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.39%	07/2028	3,375	3,323	0.5	3,307
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	10.13%	07/2028	350	343	0.0	340
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	11.02%	08/2027	419	413	0.1	409
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	11.02%	08/2027	193	186	0.0	188
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	L + 550 (100 Floor)	11.04%	08/2027	2,014	1,985	0.3	1,992

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Potter Electric Signal Company	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.04%	12/2025	2,418	2,407	0.3	2,388
Potter Electric Signal Company	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.14%	12/2025	459	458	0.1	454
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	L + 475 (100 Floor)	9.80%	12/2025	1,100	1,091	0.1	1,086
Potter Electric Signal Company (5)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	12.00%	12/2024	130	128	0.0	123
TriStrux, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	11.54%	12/2026	2,731	2,667	0.4	2,653
TriStrux, LLC (5)	Senior Secured First Lien Revolver	L + 600 (100 Floor)	11.54%	12/2026	563	539	0.1	533
TriStrux, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	11.54%	12/2026	958	925	0.1	917
United Flow Technologies	Unitranche First Lien Term Loan	E + 550 (100 Floor)	10.77%	10/2027	8,443	8,315	1.1	8,172
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.77%	10/2027	1,185	1,167	0.2	1,147
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	E + 550 (100 Floor)	10.70%	10/2027	3,706	3,659	0.5	3,587
United Flow Technologies (4)(5)	Unitranche First Lien Revolver			10/2027	—	(23)	(0.0)	(51)
					54,349	52,501	6.8	49,842
Commercial & Professional Services
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	L + 600 (100 Floor)	11.34%	10/2025	287	275	0.0	231
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.00%	10/2026	3,624	3,494	0.5	3,440
Automated Control Concepts, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	12.00%	10/2026	167	136	0.0	124
Camin Cargo Control, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.72%	06/2026	3,548	3,538	0.5	3,424
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	10.00%	04/2025	989	988	0.1	952
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	L + 450 (100 Floor)	10.00%	04/2025	4,679	4,675	0.6	4,503
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	—	(7)	(0.0)	(15)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.18%	07/2026	4,094	4,049	0.6	4,001
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.20%	07/2026	3,773	3,725	0.5	3,688
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.59%	09/2028	14,485	14,299	1.9	13,978
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(1)	(0.0)	(5)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(13)	(0.0)	(61)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.70%	05/2027	12,944	12,811	1.7	12,538
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	L + 550 (100 Floor)	10.70%	05/2027	542	521	0.1	476
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.70%	05/2027	5,500	5,500	0.7	5,328
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.44%	02/2025	4,097	4,093	0.6	4,022
Hepaco, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.69%	02/2025	5,027	5,019	0.7	4,935
Hepaco, LLC (4)(5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.44%	02/2025	3	3	(0.0)	(13)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.49%	12/2026	18,695	18,382	2.7	18,695
Hercules Borrower LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.59%	12/2026	237	204	0.0	237
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.84%	12/2026	1,450	1,429	0.2	1,427
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.84%	12/2026	243	239	0.0	240
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	10.20%	01/2026	3,736	3,702	0.5	3,666
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 500 (100 Floor)	10.20%	01/2026	2,804	2,779	0.4	2,751
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(6)	(0.0)	(14)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	10.20%	01/2026	244	241	0.0	240
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.09%	06/2028	11,187	10,993	1.5	11,069
Infobase (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2028	—	(15)	(0.0)	(19)
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.90%	06/2028	870	846	0.1	855
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	256	248	0.0	235
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	815	812	0.1	748
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.20%	07/2027	222	219	0.0	223
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.25%	07/2027	21	19	0.0	21
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.20%	07/2027	1,805	1,780	0.2	1,814
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.45%	07/2027	108	106	0.0	110
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.45%	05/2027	5,586	5,509	0.8	5,499
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.50%	05/2027	600	597	0.1	580

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.89%	11/2027	4,893	4,785	0.7	4,788
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (100 Floor)	10.89%	11/2027	3,639	3,548	0.5	3,561
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	L + 550 (100 Floor)	10.74%	11/2027	9,771	9,540	1.3	9,560
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 550 (75 Floor)	10.74%	11/2027	1,965	1,920	0.3	1,923
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.89%	11/2027	2,560	2,529	0.3	2,505
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(23)	(0.0)	(33)
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.14%	11/2027	1,149	1,128	0.2	1,101
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2024	—	(3)	(0.0)	(3)
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2026	—	(88)	(0.0)	(39)
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 475 (100 Floor)	13.00%	10/2024	90	89	0.0	87
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.97%	10/2024	2,179	2,168	0.3	2,156
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	12.00%	12/2026	195	180	0.0	160
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.14%	12/2026	4,962	4,911	0.7	4,827
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 850 (100 Floor)	13.77%	10/2028	8,755	8,560	1.2	8,842
Service Logic Acquisition, Inc.	Senior Secured Second Lien Delayed Draw Term Loan	L + 850 (100 Floor)	13.77%	10/2028	2,359	2,302	0.3	2,383
SuperHero Fire Protection, LLC	Senior Secured First Lien Term Loan	L + 625 (100 Floor)	11.79%	09/2026	4,229	4,194	0.6	4,184
SuperHero Fire Protection, LLC (5)	Senior Secured First Lien Revolver	L + 625 (100 Floor)	11.79%	09/2026	371	367	0.1	366
SuperHero Fire Protection, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 625 (100 Floor)	11.44%	09/2026	1,288	1,279	0.2	1,274
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.95%	05/2024	1,158	1,153	0.2	1,130
UP Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			05/2024	—	(5)	(0.0)	(31)
UP Acquisition Corp.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	05/2024	4,224	4,207	0.6	4,119
					166,425	163,930	22.6	162,783
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.05%	07/2028	4,799	4,734	0.7	4,730
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.24%	07/2028	242	236	0.0	236
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.38%	07/2028	709	678	0.1	677

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Effective School Solutions LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.98%	11/2027	7,653	7,539	1.0	7,366
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	10.72%	11/2027	174	152	0.0	120
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(16)	(0.0)	(82)
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.84%	10/2026	13,678	13,470	1.9	13,611
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.84%	10/2026	691	668	0.1	683
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.99%	10/2026	3,361	3,296	0.4	3,251
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	L + 575 (75 Floor)	10.99%	12/2027	5,095	5,015	0.7	4,921
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	L + 575 (75 Floor)	11.01%	12/2027	1,710	1,698	0.2	1,652
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.14%	12/2027	1,699	1,675	0.2	1,641
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(11)	(0.0)	(24)
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.40%	12/2027	1,244	1,229	0.2	1,195
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.52%	11/2025	3,319	3,304	0.4	3,235
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.52%	11/2025	3,289	3,243	0.4	3,205
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	11.69%	11/2025	1,532	1,516	0.2	1,492
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.52%	11/2025	7,824	7,739	1.1	7,626
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.80%	06/2028	227	202	0.0	187
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.07%	06/2029	10,317	10,142	1.4	10,046
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,443	1,413	0.2	1,261
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.43%	08/2026	4,815	4,728	0.7	4,791
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.43%	08/2026	2,131	2,092	0.3	2,120
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			03/2025	—	(10)	(0.0)	(61)
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.59%	03/2025	2,540	2,512	0.3	2,369
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.36%	03/2025	4,297	4,250	0.6	4,007
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	10.29%	03/2025	1,151	1,139	0.1	1,073

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.95%	04/2029	2,388	2,345	0.3	2,271
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	15.95%	04/2032	3,337	3,237	0.4	3,254
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Revolver			04/2028	—	(17)	(0.0)	(23)
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.95%	04/2029	9,812	9,643	1.3	9,592
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(1)	(0.0)	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.98%	07/2025	3,029	3,017	0.4	2,980
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	10.91%	08/2028	3,518	3,471	0.5	3,452
Point Quest Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.47%	08/2028	393	377	0.1	373
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Delayed Draw Term Loan			08/2029	—	—	—	—
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(4)	(0.0)	(14)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.88%	08/2029	3,522	3,476	0.5	3,416
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1300 PIK	13.00%	08/2030	783	767	0.1	668
PPV Intermediate Holdings LLC (Vetcor) (5)(8)	Unsecured Debt	1300 PIK	13.00%	08/2030	214	211	0.0	178
smarTours, LLC (5)(6)	Senior Secured First Lien Revolver	S + 675 (100 Floor)	12.14%	12/2026	1,565	1,565	0.2	1,565
smarTours, LLC (6)	Senior Secured First Lien Term Loan	S + 775 PIK	13.14%	12/2026	1,135	1,135	0.2	1,135
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.09%	12/2028	13,042	12,807	1.7	12,538
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.09%	12/2028	2,248	2,219	0.3	2,103
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	13.00%	12/2026	377	347	0.0	304
The Mulch & Soil Company, LLC	Senior Secured First Lien Term Loan	L + 625	11.52%	04/2026	3,673	3,603	0.5	3,579
The Mulch & Soil Company, LLC (5)	Senior Secured First Lien Revolver	L + 600	11.26%	04/2026	98	78	0.0	72
United Language Group, Inc.	Senior Secured First Lien Revolver	S + 675 (100 Floor)	11.95%	06/2024	400	400	0.1	391
United Language Group, Inc.	Senior Secured First Lien Term Loan	S + 875 (100 Floor)	13.95%	06/2024	4,522	4,527	0.6	4,419
Wrench Group LLC	Senior Secured Second Lien Term Loan	S + 787.5	13.22%	04/2027	4,833	4,748	0.7	4,833
					142,829	140,584	19.1	138,412

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.70%	09/2028	7,921	7,748	1.1	7,754
Alera Group Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.70%	09/2028	4,963	4,875	0.7	4,879
Alpine X	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.15%	12/2027	1,408	1,395	0.2	1,396
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.15%	12/2027	91	89	0.0	89
Alpine X	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.15%	12/2027	908	899	0.1	900
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.15%	12/2027	1,489	1,475	0.2	1,476
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.15%	12/2027	43	42	0.0	42
ECL Entertainment (12)	Unitranche First Lien Term Loan	S + 750 (75 Floor)	12.72%	05/2028	2,940	2,955	0.4	2,966
iLending LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.20%	06/2026	4,346	4,346	0.5	3,983
iLending LLC (4)(5)	Senior Secured First Lien Revolver			06/2026	—	—	(0.0)	(60)
King Mid LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.14%	12/2027	2,329	2,300	0.3	2,269
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	(0.0)	(5)
King Mid LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.14%	12/2027	3,450	3,393	0.5	3,392
Riveron Acquisition Holdings, Inc.	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.48%	05/2025	8,015	8,015	1.1	8,015
					37,903	37,530	5.1	37,096
Energy
Allied Wireline Services, LLC (8)(9)	Senior Secured First Lien Term Loan			06/2025	6,590	4,588	0.7	4,950
BJ Services, LLC (10)	Unitranche First Lien - Last Out Term Loan	L + 825 (100 Floor)	15.86%		5,090	2,853	0.3	2,231
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2023	14,225	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2023	6,962	—	—	—
Loadmaster Derrick & Equipment, Inc. (5)(7)(9)	Senior Secured First Lien Revolver			12/2023	17,886	1,807	0.3	1,825
					50,753	9,248	1.3	9,006

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 560 (100 Floor)	10.59%	06/2025	2,776	2,509	0.3	2,499
					2,776	2,509	0.3	2,499
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.57%	05/2027	4,949	4,888	0.7	4,862
JTM Foods LLC (5)	Senior Secured First Lien Revolver	L + 525 (100 Floor)	10.64%	05/2027	747	737	0.1	733
JTM Foods LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.64%	05/2027	665	661	0.1	652
Mann Lake Ltd. (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	10.70%	10/2024	668	664	0.1	639
Mann Lake Ltd.	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.77%	10/2024	1,725	1,717	0.2	1,670
					8,754	8,667	1.2	8,556
Health Care Equipment & Services
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor) (including 125 PIK)	10.95%	08/2028	1,228	1,209	0.2	1,185
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	—	(10)	(0.0)	(12)
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 575 (75 Floor) (including 125 PIK)	10.95%	08/2028	6,931	6,793	0.9	6,814
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.64%	12/2027	3,458	3,439	0.5	3,416
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.64%	12/2027	4,938	4,872	0.7	4,878
Advanced Diabetes Supply (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.47%	12/2027	88	83	0.0	83
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.95%	10/2027	4,876	4,803	0.7	4,742
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.95%	10/2027	2,181	2,165	0.3	2,121
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(10)	(0.0)	(19)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	S + 460	9.86%	12/2025	16,407	16,399	2.1	15,156
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.64%	05/2026	4,076	4,076	0.6	4,076
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.64%	05/2026	1,442	1,442	0.2	1,442
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver	S + 700 (100 Floor)	12.39%	05/2026	256	256	0.0	256
Bayside Opco, LLC (6)(8)(9)	Unsecured Debt			05/2026	1,445	474	0.1	429
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.41%	05/2025	5,710	5,624	0.8	5,557
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.41%	05/2025	1,373	1,348	0.2	1,330
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.41%	05/2025	1,276	1,256	0.2	1,241
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.41%	11/2027	124	122	0.0	121

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.59%	08/2027	5,052	4,970	0.7	4,879
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.59%	08/2027	742	729	0.1	715
CC Amulet Management, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2027	—	(15)	(0.0)	(32)
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 500 (100 Floor)	13.25%	12/2025	158	133	0.0	158
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.24%	12/2025	11,457	11,361	1.6	11,457
ConvenientMD	Senior Secured First Lien Term Loan	L + 550	10.66%	06/2027	5,390	5,292	0.7	4,996
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2027	—	(13)	(0.0)	(50)
ConvenientMD	Senior Secured First Lien Delayed Draw Term Loan	L + 550	10.66%	06/2027	1,026	1,006	0.1	951
CRA MSO, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.20%	12/2024	1,194	1,191	0.2	1,144
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	S + 700 (100 Floor)	12.20%	12/2024	108	108	0.0	100
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	11/2027	11,625	11,471	1.6	11,258
EMS Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2027	—	(7)	(0.0)	(17)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	11/2027	990	975	0.1	959
Explorer Investor, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2029	—	(125)	(0.0)	(132)
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 575 (50 Floor)	10.99%	06/2029	11,248	10,651	1.5	10,629
FH MD Buyer, Inc (12)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.22%	07/2028	19,650	19,509	2.6	18,213
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.22%	05/2024	6,156	6,114	0.8	6,140
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(4)	(0.0)	(2)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.22%	05/2024	4,394	4,370	0.6	4,383
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (including 100 PIK)	12.45%	06/2026	4,935	4,871	0.6	4,395
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 725 (100 Floor) (including 100 PIK)	12.45%	06/2026	302	297	0.0	258
Great Lakes Dental Partners, LLC	Unitranche First Lien Delayed Draw Term Loan			06/2026	—	—	—	—
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.89%	09/2026	11,281	11,150	1.5	11,095
HCOS Group Intermediate III LLC (5)	Senior Secured First Lien Revolver	L + 550 (100 Floor)	10.77%	09/2026	511	498	0.1	492
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	L + 550 (100 Floor)	10.89%	09/2026	9,308	9,184	1.3	9,155

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HealthDrive Corporation	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	12/2023	9,551	9,489	1.3	9,476
HealthDrive Corporation	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	12/2023	98	98	0.0	97
HealthDrive Corporation (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.95%	12/2023	716	705	0.1	702
HealthDrive Corporation (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.95%	12/2023	97	96	0.0	96
HealthDrive Corporation	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	12/2023	247	246	0.0	246
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	11.30%	05/2027	4,470	4,407	0.6	4,351
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 475 (100 Floor)	13.00%	05/2027	528	513	0.1	499
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.14%	05/2027	3,344	3,288	0.4	3,255
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	L + 575 (100 Floor)	10.70%	05/2027	1,089	1,071	0.1	1,060
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.55%	12/2026	14,091	13,852	1.8	12,928
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.55%	12/2026	2,574	2,526	0.3	2,361
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.94%	12/2026	1,617	1,590	0.2	1,483
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.86%	12/2026	2,626	2,576	0.3	2,409
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.84%	12/2026	376	367	0.0	345
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.54%	06/2026	3,083	3,083	0.4	3,081
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.54%	06/2026	370	370	0.1	370
Integrated Pain Management Medical Group, Inc. (5)	Unitranche First Lien Revolver			06/2026	—	—	—	—
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.54%	06/2026	847	847	0.1	846
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.89%	01/2026	5,200	5,200	0.7	5,197
IRC Opco LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.73%	01/2026	824	824	0.1	823
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.89%	01/2026	980	980	0.1	980
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.89%	01/2026	246	246	0.0	246
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	L + 575 (75 Floor)	11.01%	10/2027	5,994	5,904	0.8	5,896
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	L + 575 (100 Floor)	11.25%	03/2028	1,145	1,139	0.1	1,034
Lighthouse Behavioral Health Solutions, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	L + 575 (100 Floor)	11.06%	03/2028	472	461	0.0	251
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.25%	03/2028	2,261	2,250	0.3	2,043

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lighthouse Lab Services	Senior Secured First Lien Term Loan	L + 500 (100 Floor)	10.16%	10/2027	5,313	5,226	0.7	5,070
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	L + 500 (100 Floor)	10.27%	10/2027	153	128	0.0	83
Lighthouse Lab Services	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	—	—	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.45%	02/2026	9,675	9,591	1.3	9,528
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2026	—	(9)	(0.0)	(16)
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.45%	02/2026	1,752	1,741	0.2	1,726
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.45%	02/2026	974	974	0.1	960
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.64%	02/2026	2,702	2,670	0.4	2,661
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.64%	12/2026	3,695	3,660	0.5	3,612
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.63%	12/2026	499	493	0.1	483
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.64%	12/2026	149	147	0.0	145
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.64%	12/2026	2,780	2,753	0.4	2,717
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.64%	12/2026	98	97	0.0	96
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.44%	06/2027	4,478	4,405	0.6	4,387
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.44%	06/2027	5,558	5,466	0.8	5,445
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.44%	06/2027	560	541	0.1	536
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	S + 775	12.97%	11/2026	1,667	1,642	0.2	1,471
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	S + 775	12.97%	11/2026	7,222	7,116	0.9	6,374
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 750 (100 Floor)	12.70%	09/2025	850	848	0.1	839
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor)	12.70%	09/2025	6,703	6,619	0.9	6,615
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor)	12.70%	09/2025	880	864	0.1	868
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor)	12.70%	09/2025	298	298	0.0	294
Omni Ophthalmic Management Consultants, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			09/2025	—	(11)	(0.0)	(20)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.95%	01/2028	11,183	10,978	1.5	10,618
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(23)	(0.0)	(89)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	11.95%	01/2028	11,985	11,780	1.6	11,380

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.95%	01/2028	1,420	1,390	0.2	1,349
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2029	—	(32)	(0.0)	(116)
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Revolver			05/2029	—	(14)	(0.0)	(50)
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.99%	05/2029	7,243	7,116	(0.9)	6,800
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.60%	08/2028	5,089	5,074	0.7	4,856
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(21)	(0.0)	(71)
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	L + 550 (75 Floor)	10.60%	08/2028	9,381	9,238	1.2	8,950
PromptCare Intermediate, LP (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.25%	09/2027	1,607	1,573	0.2	1,484
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.25%	09/2027	10,316	10,166	1.4	9,982
Quartermaster Newco, LLC	Unitranche First Lien Term Loan	S + 700 (125 Floor)	12.05%	07/2025	2,874	2,855	0.4	2,819
Quartermaster Newco, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(3)	(0.0)	(7)
Quartermaster Newco, LLC	Unitranche First Lien Term Loan	S + 700 (125 Floor)	12.39%	07/2025	3,776	3,746	0.5	3,703
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	11.13%	05/2027	5,285	5,236	0.7	5,216
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.63%	05/2027	152	143	0.0	143
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.70%	06/2025	120	117	0.0	111
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.89%	06/2025	4,043	4,015	0.5	3,982
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	—	(16)	—	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	L + 650 (100 Floor)	11.79%	07/2026	9,704	9,545	1.4	9,898
Smile Doctors LLC	Unitranche First Lien Term Loan			12/2028	—	—	—	—
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	—	—	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.11%	12/2027	50	31	(0.0)	(14)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	—	—	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	—	(0.0)	(16)
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	11.03%	12/2028	15,625	15,396	2.1	15,312
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.10%	01/2024	4,624	4,589	0.6	4,538
SolutionReach, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2024	—	(9)	(0.0)	(17)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.05%	07/2029	3,693	3,606	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	9.60%	07/2029	3,502	3,480	0.5	3,821
Sydney US Buyer Corp. (3B Scientific) (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			07/2029	—	(47)	—	—
Sydney US Buyer Corp. (3B Scientific) (11)	Senior Secured First Lien Revolver			07/2029	—	—	—	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	L + 650 (100 Floor)	11.57%	05/2029	6,300	6,237	0.9	6,239
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(6)	(0.0)	(6)
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2029	—	(12)	(0.0)	(12)
Technology Partners, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.42%	11/2027	4,598	4,513	0.6	4,456
Technology Partners, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(16)	(0.0)	(23)
Technology Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(22)	(0.0)	(32)
TTF Holdings, LLC (Soliant) (12)	Senior Secured First Lien Term Loan	L + 400 (75 Floor)	9.25%	03/2028	3,384	3,383	0.5	3,387
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.39%	09/2025	2,993	2,963	0.4	2,964
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.39%	09/2025	842	829	0.1	825
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.39%	09/2025	5,211	5,168	0.7	5,161
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.39%	09/2025	5,009	5,004	0.7	4,961
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.75%	10/2025	6,857	6,798	0.9	6,737
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	—	(18)	(0.0)	(39)
					427,054	420,174	56.6	410,802
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.13%	03/2026	2,946	2,920	0.4	2,939
Lash Opco LLC (5)	Unitranche First Lien Revolver	L + 700 (100 Floor)	12.03%	09/2025	362	358	0.0	360
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.13%	03/2026	3,004	2,976	0.4	2,996
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.13%	03/2026	975	966	0.1	972
					7,287	7,220	0.9	7,267

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien Term Loan	L + 750	12.69%	10/2026	1,782	1,781	0.2	1,755
Doxa Insurance Holdings, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.95%	12/2026	1,560	1,531	0.2	1,552
Doxa Insurance Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			12/2026	—	(6)	(0.0)	(2)
Doxa Insurance Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.95%	12/2026	1,887	1,857	0.3	1,877
Doxa Insurance Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.95%	12/2026	710	671	0.1	699
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	11.49%	04/2028	8,167	8,102	1.1	8,127
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(5)	(0.0)	(4)
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.64%	04/2028	1,433	1,420	0.2	1,426
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.64%	04/2028	1,749	1,729	0.2	1,741
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.14%	04/2028	219	214	0.0	223
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.16%	08/2025	4,940	4,888	0.7	4,865
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.16%	08/2025	2,987	2,957	0.4	2,941
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(18)	(0.0)	(21)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 580 (100 Floor)	11.16%	08/2025	12,554	12,428	1.7	12,362
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	L + 1225 (100 Floor)	16.83%		644	628	0.1	644
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan			10/2023	2,915	2,897	0.4	2,915
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Delayed Draw Term Loan			10/2023	380	378	0.1	380
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.39%	08/2026	5,118	4,817	0.6	4,523
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(26)	(0.0)	(51)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(27)	(0.0)	(53)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan			10/2028	—	—	—	—
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(10)	(0.0)	(35)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.99%	10/2028	9,228	9,127	1.2	8,744
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.13%	10/2028	1,481	1,458	0.2	1,358

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Socius Insurance Services, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.39%	06/2027	2,888	2,864	0.4	2,888
Socius Insurance Services, Inc. (4)(5)	Unitranche First Lien Revolver			06/2027	—	(5)	—	—
Socius Insurance Services, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2027	—	(17)	—	—
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	12/2026	3,512	3,464	0.5	3,512
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.95%	12/2026	993	980	0.1	993
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.95%	12/2025	76	72	0.0	76
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.95%	12/2026	1,042	1,026	0.1	1,042
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.95%	12/2026	1,752	1,729	0.2	1,752
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.95%	12/2025	32	30	0.0	32
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.70%	12/2026	3,120	3,089	0.4	3,090
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.95%	12/2025	25	24	0.0	25
Tricor Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.20%	10/2026	3,183	3,134	0.4	3,079
Tricor Borrower, LLC (4)(5)	Unitranche First Lien Revolver			10/2026	—	(5)	(0.0)	(9)
Tricor Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.45%	10/2026	746	719	0.1	692
					75,123	73,895	9.9	73,138
Materials
A&A Global Imports, LLC	Senior Secured First Lien Term Loan	S + 650	13.70%	06/2026	2,209	2,026	0.3	1,902
A&A Global Imports, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	13.70%	06/2026	528	465	0.1	422
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	12.04%	06/2026	3,250	3,234	0.4	3,219
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650	12.04%	11/2026	507	505	0.1	502
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	L + 650 (100 Floor)	11.33%	06/2026	239	236	0.0	232
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650 (100 Floor)	12.04%	11/2026	246	245	0.0	244
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	L + 650	12.04%	06/2026	842	838	0.1	834
Advanced Web Technologies	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.01%	12/2026	2,001	1,972	0.3	1,987
Advanced Web Technologies (4)(5)	Unitranche First Lien Revolver			12/2026	—	(5)	(0.0)	(2)
Advanced Web Technologies	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	11.01%	12/2026	787	776	0.1	782
USALCO, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.22%	10/2027	2,955	2,874	0.4	2,883
					13,564	13,166	1.8	13,005

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.98%	12/2027	494	487	0.1	482
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	(0.0)	(3)
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2027	—	(4)	(0.0)	(6)
Alcanza Clinical Research	Senior Secured First Lien Term Loan	L + 525 (100 Floor)	10.98%	12/2027	6,550	6,455	0.9	6,383
BioAgilytix	Senior Secured First Lien Term Loan	S + 525 (75 Floor) (including 275 PIK)	10.49%	12/2028	13,279	13,037	1.7	12,334
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (75 Floor) (including 275 PIK)	10.59%	12/2028	685	665	0.1	503
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	L + 800 (50 Floor)	13.19%	12/2029	14,700	14,402	1.8	13,083
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.24%	09/2026	8,896	8,736	1.2	8,896
Teal Acquisition Co., Inc	Unitranche First Lien Revolver	L + 625 (100 Floor)	11.24%	09/2026	1,277	1,256	0.2	1,277
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.51%	09/2026	4,912	4,850	0.7	4,912
					50,793	49,882	6.7	47,861
Retailing
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Term Loan				11,961	—	0.0	291
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Revolver				1,426	189	0.0	35
MeriCal, LLC	Unitranche First Lien Term Loan	S + 675	11.97%	11/2023	7,236	6,991	0.8	6,038
Savers (12)	Senior Secured First Lien Term Loan	S + 525 (75 Floor)	10.75%	04/2028	2,626	2,626	0.4	2,626
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2024	—	(1)	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.44%	06/2024	14,096	14,002	1.9	14,097
					37,345	23,807	3.1	23,087
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	9,043	8,378	1.3	9,109
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	27,025	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	15,044	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	12,993	—	—	—
					64,105	8,378	1.3	9,109

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.69%	06/2028	267	244	0.0	209
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.69%	06/2028	708	688	0.1	683
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.69%	06/2028	6,749	6,630	0.9	6,608
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(2)	(0.0)	(4)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.50%	08/2024	6,183	6,155	0.8	6,141
Alpine SG, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	11.20%	11/2027	1,351	1,326	0.2	1,351
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(2)	—	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.20%	11/2027	967	949	0.1	967
Alpine SG, LLC	Senior Secured First Lien Term Loan	L + 600 (100 Floor)	11.20%	11/2027	3,363	3,300	0.5	3,363
Alpine SG, LLC	Senior Secured First Lien Term Loan	L + 600	11.20%	11/2027	536	526	0.1	536
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	8,551	6,605	0.1	803
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,161	938	0.0	109
Ansira Partners, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	L + 1000 (100 Floor) (including 800 PIK)	13.24%	12/2024	51	51	0.0	51
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.70%	07/2027	1,787	1,768	0.2	1,760
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.70%	07/2027	240	229	0.0	228
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.70%	07/2027	5,551	5,473	0.8	5,470
Banker's Toolbox, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.45%	07/2027	2,906	2,861	0.4	2,906
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(33)	—	—
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.45%	07/2027	15,605	15,381	2.1	15,604
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.20%	06/2026	4,851	4,798	0.7	4,812
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(7)	(0.0)	(5)
Benesys Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.70%	10/2024	1,378	1,373	0.2	1,324
Benesys Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.70%	10/2024	293	290	0.0	281
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.70%	10/2024	90	90	0.0	84
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.45%	10/2024	4	1	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Cedar Services Group, LLC	Senior Secured First Lien Term Loan	S + 650 (150 Floor)	11.89%	06/2027	2,860	2,778	0.4	2,797
Cedar Services Group, LLC (4)(5)	Senior Secured First Lien Revolver			06/2027	—	(22)	(0.0)	(18)
Cedar Services Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (150 Floor)	11.89%	06/2027	1,395	1,355	0.2	1,364
Cedar Services Group, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.74%	06/2027	988	959	0.1	966
Cedar Services Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.89%	06/2027	711	691	0.1	695
Certify, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.70%	02/2024	1,544	1,544	0.2	1,543
Certify, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.70%	02/2024	211	211	0.0	210
Certify, Inc. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.70%	02/2024	18	18	0.0	18
Claritas, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2026	—	(17)	(0.0)	(4)
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(13)	(0.0)	(3)
Claritas, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.49%	03/2026	10,468	10,376	1.4	10,451
Granicus, Inc.	Unitranche First Lien Term Loan	S + 800 (100 Floor) (including 150 PIK)	13.05%	01/2027	9,067	8,924	1.2	9,044
Granicus, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.49%	01/2027	249	238	0.0	247
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	L + 600 (100 Floor)	11.05%	01/2027	7,836	7,750	1.1	7,817
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.45%	11/2028	13,091	12,881	1.8	13,091
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(17)	—	—
List Partners, Inc. (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(1)	(0.0)	(10)
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.20%	05/2024	3,650	3,642	0.5	3,568
MRI Software LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.84%	02/2026	18,133	18,008	2.5	17,725
MRI Software LLC (4)(5)	Unitranche First Lien Revolver			02/2026	—	(8)	(0.0)	(28)
MRI Software LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.84%	02/2026	1,303	1,294	0.2	1,273
New Era Technology, Inc.	Unitranche First Lien Term Loan	L + 625 (100 Floor)	11.52%	10/2026	3,041	3,003	0.4	2,944
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(3)	(0.0)	(7)
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.75%	10/2026	1,953	1,931	0.3	1,891
New Era Technology, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.75%	10/2026	5,971	5,907	0.8	5,765
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(7)	(0.0)	(16)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(13)	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(36)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	10.94%	10/2027	9,522	9,377	1.3	9,522
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.89%	08/2025	1,081	1,080	0.1	1,045
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.89%	08/2025	500	498	0.1	484
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.89%	08/2025	3,128	3,115	0.4	3,025
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.89%	08/2025	545	534	0.1	527
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.84%	08/2025	442	437	0.1	428
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	940	940	0.1	792
Perforce Software, Inc. (12)	Senior Secured Second Lien Term Loan	S + 800	13.20%	07/2027	5,000	4,994	0.6	4,503
Right Networks, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.70%	05/2026	233	231	0.0	232
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.70%	05/2026	9,290	9,230	1.3	9,257
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.70%	05/2026	8,182	8,079	1.1	8,153
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.70%	05/2026	2,086	2,060	0.3	2,078
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	P + 500 (100 Floor)	13.25%	05/2024	300	300	0.0	290
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 400 PIK)	12.34%	05/2024	2,448	2,453	0.3	2,365
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.89%	09/2026	20,117	19,749	2.7	18,699
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.74%	09/2026	2,450	2,403	0.3	2,278
Saturn Borrower Inc	Unitranche First Lien Revolver	L + 650 (100 Floor)	11.74%	09/2026	1,513	1,487	0.2	1,406
Smartronix, LLC	Unitranche First Lien Term Loan	L + 600 (100 Floor)	11.21%	11/2028	23,748	23,345	3.3	23,314
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(51)	(0.0)	(60)
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.99%	04/2028	2,401	2,362	0.3	2,248
SQAD Holdco, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.01%	04/2028	210	193	0.0	177
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.99%	04/2028	8,861	8,713	1.2	8,580

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.89%	05/2028	361	356	0.0	343
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.89%	05/2028	5,247	5,159	0.7	5,155
Transportation Insight, LLC	Senior Secured First Lien Term Loan	L + 425	9.62%	12/2024	5,010	4,999	0.7	4,885
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	L + 425	9.62%	12/2024	1,245	1,242	0.2	1,214
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	—	(2)	(0.0)	(19)
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.89%	09/2027	3,090	2,976	0.4	3,053
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(14)	(0.0)	(5)
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.70%	09/2027	368	354	0.1	363
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor)	12.20%	12/2025	625	621	0.1	623
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor)	12.20%	12/2025	1,024	1,015	0.1	1,022
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 700 (100 Floor)	12.20%	12/2025	650	646	0.1	649
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.20%	12/2025	1,901	1,892	0.3	1,897
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.20%	12/2025	1,516	1,500	0.2	1,512
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.20%	12/2025	1,130	1,118	0.2	1,128
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.20%	12/2025	198	196	0.0	198
					270,443	264,592	35.3	255,965
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	L + 650 (100 Floor)	12.01%	12/2024	3,702	3,576	0.5	3,614
Gener8, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.00%	08/2024	5,708	5,708	0.7	5,180
Gener8, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.74%	08/2024	1,200	1,200	0.1	1,061
Gener8, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.00%	08/2024	246	246	0.0	223
					10,856	10,730	1.3	10,078
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 550	10.79%	05/2025	2,337	2,337	0.3	2,330
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 600	11.29%	05/2025	442	442	0.1	441
					2,779	2,779	0.4	2,771
Total Debt Investments United States					1,461,502	1,327,393	178.6%	1,297,716

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	527
Sun Acquirer Corp.	Common Stock				428	43	0.0	37
						658	0.1	564

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.4	3,144
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	768
ASP MCS Acquisition Corp. (6)(12)	Common Stock				11,861	1,150	0.1	385
ASP MCS Acquisition Corp. (6)(12)	Common Stock				891	29	0.0	29
ASP MCS Acquisition Corp. (6)	Preferred Stock				338	338	0.0	316
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,551
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.2	1,449
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.1	427
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	265
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.3	2,297
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.1	430
						7,248	1.5	11,061

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,186
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	600
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	1,034
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,804,502	1,805	0.3	1,947
Legalshield	Common Stock				372	372	0.1	636
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	667
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.1	444
smarTours, LLC (6)	Common Stock				2,403	1,682	0.2	1,634
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.1	825
Wrench Group LLC	Common Stock				2,337	235	0.1	609
Wrench Group LLC	Common Stock				655	66	0.0	170
						8,687	1.4	9,752
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	344
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	—	—
First Eagle Logan JV, LLC (5)(7)(11)(13)(14)	Partnership Interest					44,767	5.4	38,148
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,771	0.2	1,736
GACP II LP (6)(11)(13)(14)	Partnership Interest					4,898	0.6	4,650
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	64
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest					9,144	1.3	9,635
						60,991	7.5	54,577
Energy
Allied Wireline Services, LLC	Common Stock				4,538	—	—	—
Allied Wireline Services, LLC	Common Stock				2,063	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				2,956	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Common Stock				12,131	—	—	—
						—	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,884	—	—	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.2	1,167
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	4,421
Bayside Opco, LLC (6)	Common Stock				1,976	—	—	—
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.2	1,486
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.1	890
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	48
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.1	811
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,148	1,148	0.2	1,256
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				15,809	42	—	—
Seniorlink Incorporated	Common Stock				68,182	518	0.3	2,125
Smile Doctors LLC	Common Stock				227	714	0.1	649
						10,751	1.8	12,853
Insurance
Doxa Insurance Holdings, LLC	Common Stock				257,116	260	0.0	278
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	319
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	983
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,029
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,754	0.4	3,609
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	1,025
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	494
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	69
						1,956	0.2	1,588

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Palmetto Moon LLC	Common Stock				61	—	0.0	24
Matilda Jane Holdings, Inc.	Preferred Stock				2,587,855	—	—	—
MeriCal, LLC	Preferred Stock				521	103	—	—
MeriCal, LLC	Common Stock				5,334	—	—	—
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,259
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	981
						1,602	0.3	2,264
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	—	—
Software & Services
Certify, Inc.	Common Stock				841	246	0.0	245
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	676
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,247
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	504
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.0	309
						2,895	0.4	2,981
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						$97,542	13.8%	$100,503
Total United States						$1,424,935	192.4%	$1,398,219

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	C + 1050 (100 Floor)	15.48%	03/2031	C$3,371	$2,581	0.4	$2,545
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.98%	07/2027	C$1,686	1,239	0.2	1,272
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.98%	07/2027	C$1,686	1,293	0.2	1,272
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	11.98%	07/2027	C$4,893	3,842	0.5	3,694
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	11.98%	07/2027	C$9,037	6,615	0.9	6,822
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	10.73%	07/2027	C$8,610	6,699	0.9	6,242
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	10.73%	07/2027	C$6,173	4,764	0.6	4,475
					35,456	27,033	3.7	26,322
Software & Services
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.60%	07/2027	C$1,608	$1,594	0.2	$1,569
PDFTron Systems Inc. (5)(11)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.65%	07/2026	C$199	196	0.0	192
PDFTron Systems Inc. (11)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.60%	07/2027	C$521	516	0.1	508
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.60%	07/2027	C$4,950	4,893	0.7	4,818
					7,278	7,199	1.0	7,087
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	S + 800	13.20%	11/2026	4,500	4,411	0.5	3,645
Total Debt Investments Canada						$38,643	5.2%	$37,054
Total Canada						$38,643	5.2%	$37,054

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	11.30%	12/2025	£6,067	$7,512	1.1%	$7,705
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	11.30%	12/2025	£820	991	0.1	1,042
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.93%	06/2028	£1,416	1,951	0.2	1,799
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.43%	06/2028	£392	522	0.1	497
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.68%	06/2028	£11,000	13,296	1.9	13,969
					19,695	24,272	3.4	25,012
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	11.01%	03/2028	£4,352	$4,270	0.6	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	11.01%	03/2028	£9,939	9,748	1.4	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	L + 600 (50 Floor)	11.01%	03/2028	£4,953	4,855	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(68)	—	—
					19,244	18,805	2.7	19,244
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			08/2028	—	—	—	—
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.68%	08/2028	£13,234	17,798	2.3	16,806
						17,798	2.3	16,806
Total Debt Investments United Kingdom						$60,875	8.4%	$61,062
Equity Investments
Health Care Equipment & Services
IVC Evidenisa (11)	Preferred Stock				—	746	0.2	1,581
IVC Evidenisa (11)	Common Stock				—	30	—	—
Total Equity Investments United Kingdom						776	0.2%	1,581
Total United Kingdom						$61,651	8.6%	$62,643

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	9.63%	02/2026	€1,868	$2,155	0.3%	$2,038
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 625	9.67%	02/2026	€6,910	7,729	1.0	7,540
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	9.67%	02/2026	€1,745	1,880	0.3	1,904
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600	8.69%	07/2029	€1,840	1,857	0.3	2,007
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 625	11.30%	07/2029	€368	284	0.1	368
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	—	(17)	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 600	11.01%	07/2029	€3,411	3,330	0.5	3,411
					16,142	17,218	2.5	17,268
Total Debt Investments Netherlands						$17,218	2.5%	$17,268
Total Netherlands						$17,218	2.5%	$17,268
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 600	9.34%	04/2026	€9,507	$10,593	1.4	$10,374
Miraclon Corporation (11)	Unitranche First Lien Term Loan	L + 625	11.08%	04/2026	€4,162	4,104	0.6	4,162
					13,669	14,697	2.0	14,536
Total Debt Investments Belgium						$14,697	2.0%	$14,536
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	87
						92	0.0	87
Total Equity Investments Belgium						$92	0.0%	$87
Total Belgium						$14,789	2.0%	$14,623

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments June 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.15%	03/2028	A$29,625	$21,648	2.6	$19,135
Total Debt Investments Australia						$21,648	2.6%	$19,135
Total Australia						$21,648	2.6%	$19,135
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 475	7.98%	08/2029	€8,795	$8,620	1.3	$9,596
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	—	(9)	—	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 PIK	13.23%	08/2030	€1,931	1,902	0.3	2,107
AX VI INV2 Holding AB (Voff) (5)(6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 475	8.18%	08/2029	€1,137	1,184	0.2	1,241
Total Debt Investments Sweden						$11,697	1.8%	$12,944
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				11,583,011	$1,086	0.2	$1,273
Total Equity Investments Sweden						$1,086	0.2%	$1,273
Total Sweden						$12,783	2.0%	$14,217
New Zealand
Debt Investments
Software & Services
Pushpay USA, INC. (11)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	11.97%	05/2030	€18,571	$18,014	2.5	$18,014
Pushpay USA, INC. (4)(5)(11)	Unitranche First Lien Revolver			05/2030	—	(42)	(0.0)	(43)
Total Debt Investments New Zealand						$17,972	2.5%	$17,971
Total Investments						$1,609,639	217.8%	$1,581,130

*The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Prime (“P”), SOFR (“S”), CDOR (“C”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2023, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $725,805 as of June 30, 2023.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
LIBOR (“L”)	5.06%	5.22%	5.55%	5.76%	6.04%
Prime (“P”)	8.25%	-	-	-	-
SOFR (“S”)	-	5.14%	5.27%	5.39%	5.40%
CDOR (“C”)	-	5.27%	5.40%	-	-
EURIBOR (“E”)	-	3.40%	3.58%	3.90%	4.13%
SONIA (“SN”)	4.93%	-	-	-	-
BBSY ("B")	-	-	4.40%	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of June 30, 2023.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 18.1% as of June 30, 2023.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$1,153
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	23
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	26
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	60
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	19
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	24
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	12
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	(22)
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	61
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	86
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	1
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	7
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	4
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	12
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	14
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	4
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	(13)
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	(19)
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	(255)
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	19
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	3
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	32
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	1,161
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	58
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	95
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	1,415
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	233
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	1,704
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	19
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	277
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	31
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	21
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	495
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	(1)
Total Foreign Currency Exchange Contracts				$6,759

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

June 30, 2023 (Unaudited)

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

The SEC has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Board has designated the Adviser as valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations. As required by the Rule, the Valuation Designee provides periodic fair valuation reporting and notifications on behalf of the Company to the Board to facilitate the Board’s oversight duties.

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

The Company applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, in its capacity as the Valuation Designee, evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023, we had sixteen investments across eight portfolio companies on non-accrual status, which represented 2.2% and 1.7% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2023 and December 31, 2022.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2023 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three and six months ended June 30, 2023, the Company incurred administrative services expenses of $361 and $788, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred administrative services expenses of $329 and $658, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $512 and $511, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three and six months ended June 30, 2023, the Company incurred management fees of $5,010 and $9,468, of which $50 and $96, respectively, were waived. For the three and six months ended June 30, 2022, the Company incurred management fees of $4,073 and $8,090, of which $57 and $113, respectively, were waived. As of June 30, 2023 and December 31, 2022, management fees of $4,960 and $4,056, respectively, were unpaid.

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

For the three and six months ended June 30, 2023, the Company incurred income incentive fees of $4,349 and $8,041, of which $71 and $159, respectively, were waived. For the three and six months ended June 30, 2022, the Company incurred income incentive fees of $2,604 and $5,322, of which $385 and $430, respectively, were waived. As of June 30, 2023 and December 31, 2022, income incentive fees of $4,278 and $3,112, respectively, were unpaid.

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

For the three and six months ended June 30, 2023, the Company recorded no capital gains incentive fees on unrealized capital appreciation. For the three and six months ended June 30, 2022, the Company recorded a reversal of capital gains incentive fees on unrealized capital appreciation of $(2,870) and $(2,149), respectively. As of June 30, 2023 and December 31, 2022, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of June 30, 2023 and December 31, 2022, Crescent, its employees and certain officers and directors of the Company owned 2.59% and 3.10%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of June 30, 2023 and December 31, 2022, Sun Life owned 3.35% and 3.49%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s 2023 Unsecured Notes and a $10,000 participating lender in the Company’s 2026 Unsecured Notes, both described further in Note 6.

As further described in Note 13 "FCRD Acquisition", the Adviser paid $35,000 of cash consideration to FCRD shareholders as part of the FCRD Acquisition, a portion of which has been included in consideration paid for the net assets acquired as a deemed capital contribution to the Company.

Investments in and affiliated and controlled companies

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns, either directly or indirectly, 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns, either directly or indirectly, more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments and the summary tables below.

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,394	$(46)	$—	$752	$14,217	$551
ASP MCS Acquisition	826	110	(1)	—	26	961	16
Bayside Opco, LLC	—	6,248			(45)	6,203	80
GACP II, LP	4,889	—	(193)	—	(46)	4,650	474
Isagenix International, LLC	—	2,509	—	—	(10)	2,499	27
Slickdeals Holdings, LLC	15,433	40	(74)	—	(43)	15,356	979
smarTours, LLC	—	4,382	—	—	(48)	4,334	83
Vivid Seats Ltd.	944	—	—	—	37	981	—
WhiteHawk III Onshore Fund L.P.	8,871	848	—	—	(84)	9,635	705
Total Non-Controlled Affiliates	$43,080	$15,531	$(314)	$—	$539	$58,836	$2,915

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
ASP MCS Acquisition	$1,616	$261	$(1)	$—	$(257)	$1,619	$12
Battery Solutions, Inc.	7,031	2,116	(14,712)	7,113	(1,548)	—	2,114
GACP II, LP	12,619	—	(2,002)	—	(108)	10,509	1,048
Slickdeals Holdings, LLC	15,847	44	(74)	—	(211)	15,606	530
Southern Technical Institute, Inc.	7,686	—	—	—	(2,576)	5,110	1,923
Vivid Seats Ltd.	922	—	—	—	(14)	908	—
WhiteHawk III Onshore Fund L.P.	5,980	2,392	—	—	174	8,546	302
Total Non-Controlled Affiliates	$51,701	$4,813	$(16,789)	$7,113	$(4,540)	$42,298	$5,929

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

The Company’s investments in controlled affiliates for the six months ended June 30, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$235	$(34)	$—	$(99)	$11,477	$512
First Eagle Logan JV, LLC(2)	—	44,768	—	—	(6,620)	38,148	5,520
Loadmaster Derrick & Equipment, Inc.	—	1,807	—	—	18	1,825	—
OEM Group, LLC	—	9,024	(646)	—	731	9,109	—
Total Controlled Affiliates	$11,375	$55,834	$(680)	$—	$(5,970)	$60,559	$6,032

The Company’s investments in controlled affiliates for the six months ended June 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$(18,900)	$(1,681)	$177	$18,956	$1,100
Envocore LLC	13,408	1,260	(643)	—	(1,620)	12,405	718
Total Controlled Affiliates	$52,768	$1,260	$(19,543)	$(1,681)	$(1,443)	$31,361	$1,818

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
Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2023			As of December 31, 2022
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$453,005	$445,573	$(7,432)	$312,345	$301,001	$(11,344)
Unitranche First Lien	973,410	955,073	(18,337)	842,867	824,107	(18,760)
Unitranche First Lien - Last Out	15,232	14,286	(946)	14,879	13,827	(1,052)
Senior Secured Second Lien	62,463	57,159	(5,304)	67,001	60,877	(6,124)
Unsecured Debt	6,033	5,595	(438)	4,984	4,533	(451)
Equity & Other	38,505	48,867	10,362	35,993	44,851	8,858
LLC/LP Equity Interests	60,991	54,577	(6,414)	13,387	13,760	373
Total investments	$1,609,639	$1,581,130	$(28,509)	$1,291,456	$1,262,956	$(28,500)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
Health Care Equipment & Services	$451,558	28.5%	$361,940	28.7%
Software & Services	300,810	19.0	268,305	21.3
Commercial & Professional Services	213,479	13.5	201,213	15.9
Consumer Services	148,164	9.4	118,898	9.4
Diversified Financials	91,673	5.8	28,975	2.3
Insurance	76,747	4.9	58,032	4.6
Pharmaceuticals, Biotechnology & Life Sciences	66,717	4.2	55,020	4.4
Retailing	58,703	3.7	54,832	4.3
Capital Goods	49,842	3.2	40,838	3.2
Automobiles & Components	37,003	2.3	38,004	3.0
Consumer Durables & Apparel	19,244	1.2	19,244	1.5
Materials	13,005	0.8	-	-
Technology, Hardware & Equipment	10,078	0.6	-	-
Semiconductor and Semiconductor Equipment	9,109	0.6	-	-
Energy	9,006	0.6	2,185	0.2
Food, Beverage & Tobacco	8,556	0.5	8,491	0.7
Household & Personal Products	7,267	0.5	-	-
Transportation	4,025	0.3	1,254	0.1
Telecommunication Services	3,645	0.2	4,061	0.3
Food & Staples Retailing	2,499	0.2	1,664	0.1
Total investments	$1,581,130	100.0%	$1,262,956	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
United States	$1,398,219	88.5%	$1,111,350	88.1%
United Kingdom	62,643	4.0	58,591	4.6
Canada	37,054	2.3	31,890	2.5
Australia	19,135	1.2	19,490	1.5
New Zealand	17,971	1.1	-	-
Netherlands	17,268	1.1	15,352	1.2
Belgium	14,623	0.9	14,166	1.1
Sweden	14,217	0.9	12,117	1.0
Total investments	$1,581,130	100.0%	$1,262,956	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$39,382	$406,191	$445,573
Unitranche First Lien	—	8,862	946,211	955,073
Unitranche First Lien – Last Out	—	—	14,286	14,286
Senior Secured Second Lien	—	8,379	48,780	57,159
Unsecured Debt	—	—	5,595	5,595
Equity & Other	—	1,395	47,472	48,867
Subtotal	$—	$58,018	$1,468,535	$1,526,553
Investments Measured at NAV (1)				54,577
Total Investments				$1,581,130

Foreign Currency Forward Contracts - Assets	—	7,069	—	7,069
Foreign Currency Forward Contracts - Liabilities	—	(310)	—	(310)

The following table presents fair value measurements of investments as of December 31, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$23,214	$277,786	$301,000
Unitranche First Lien	—	52,760	771,348	824,108
Unitranche First Lien – Last Out	—	—	13,827	13,827
Senior Secured Second Lien	—	4,291	56,586	60,877
Unsecured Debt	—	—	4,533	4,533
Equity & Other	—	944	43,907	44,851
Subtotal	$—	$81,209	$1,167,987	$1,249,196
Investments Measured at NAV (1)				13,760
Total Investments				$1,262,956

Foreign Currency Forward Contracts - Assets	—	8,154	—	8,154
Foreign Currency Forward Contracts - Liabilities	—	(157)	—	(157)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2023, based off of the fair value hierarchy as of June 30, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2023	$277,786	$771,348	$13,827	$56,586	$4,533	$43,907	$1,167,987
Amortized discounts/premiums	720	2,246	15	122	4	—	3,107
Paid in-kind interest	466	218	334	328	369	—	1,715
Net realized gain (loss)	(5,459)	(17)	—	(470)	—	241	(5,705)
Net change in unrealized appreciation (depreciation)	4,248	418	107	1,249	13	1,453	7,488
Purchases	210,934	157,263	3	(35)	676	3,263	372,104
Sales/return of capital/principal repayments/paydowns	(65,208)	(32,107)	—	(4,500)	—	(997)	(102,812)
Transfers in	1,664	46,842	—	—	—	—	48,506
Transfers out	(18,960)	—	—	(4,500)	—	(395)	(23,855)
Balance as of June 30, 2023	$406,191	$946,211	$14,286	$48,780	$5,595	$47,472	$1,468,535
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$(2,313)	$418	$106	$358	$13	$2,493	$1,075

During the six months ended June 30, 2023, the Company recorded $23,855 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $48,506 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$351,974	Discounted Cash Flows	Discount Rate	10.2%	-	21.5%	(12.2%)
	22,733	Enterprise Value	Comparable EBITDA Multiple	1.0x	-	14.8x	(1.2x)
	326	Collateral Analysis	Recovery Rate			2.4%
	9,109	Discounted Cash Flows	Royalty Payment Discount Rate	6.0%	-	16.5%	(15.5%)
			Revenue Growth Rate	(2.0%)	-	5.0%	(3.0%)
	8,015	Transactions Precedent	Transaction Price			N/A
	14,034	Broker Quoted	Broker Quote			N/A
	$406,191

Unitranche First Lien	$853,938	Discounted Cash Flows	Discount Rate	8.0%	-	17.3%	(11.9%)
	22,086	Enterprise Value	Comparable EBITDA Multiple	3.0x	-	14.3x	(9.9x)
	2,888	Transactions Precedent	Transaction Price			N/A
	67,299	Broker Quoted	Broker Quote			N/A
	$946,211

Unitranche First Lien - Last Out	$12,055	Discounted Cash Flows	Discount Rate	9.7%	-	16.5%	(12.1%)
	2,231	Collateral Analysis	Recovery Rate			43.8%
	$14,286

Senior Secured Second Lien	$26,010	Discounted Cash Flows	Discount Rate	13.2%	-	17.7%	(14.7%)
	7,932	Enterprise Value	Comparable EBITDA Multiple	7.7x	-	14.8x	(10.6x)
	14,838	Broker Quoted	Broker Quote			N/A
	$48,780

Unsecured Debt	$5,166	Discounted Cash Flows	Discount Rate	16.5%	-	17.4%	(16.9%)
	$429	Enterprise Value	Comparable EBITDA Multiple	12.4x	-	12.4x	(12.4x)
	$5,595

Equity & Other	$316	Discounted Cash Flows	Discount Rate	20.8%	-	20.8%	(20.8%)
	47,156	Enterprise Value	Comparable EBITDA Multiple	1.0x	-	28.0x	(15.7x)
	$47,472

Total	$1,468,535

Security Type	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$201,043	Discounted Cash Flows	Discount Rate	9.4%	-	19.4%	(10.9%)
	13,593	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(9.1x)
	63,150	Broker Quoted	Broker Quote			N/A
	$277,786

Unitranche First Lien	$620,221	Discounted Cash Flows	Discount Rate	6.8%	-	15.7%	(10.8%)
	15,576	Enterprise Value	Comparable EBITDA Multiple	13.1x	-	6.8x	(11.5x)
	135,551	Broker Quoted	Broker Quote			N/A
	$771,348

Unitranche First Lien - Last Out	$11,642	Discounted Cash Flows	Discount Rate	8.4%	-	16.5%	(10.9%)
	2,185	Collateral Analysis	Recovery Rate			42.9%
	$13,827

Senior Secured Second Lien	$29,749	Discounted Cash Flows	Discount Rate	11.5%	-	26.0%	(15.6%)
	7,397	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(10.8x)
	19,440	Broker Quoted	Broker Quote			N/A
	$56,586

Unsecured Debt	$4,533	Discounted Cash Flows	Discount Rate	15.2%	-	17.3%	(16.1%)

Equity & Other	$200	Discounted Cash Flows	Discount Rate	22.1%	-	22.1%	(22.1%)
	43,311	Enterprise Value	Comparable EBITDA Multiple	10.9x	-	27.8x	(15.7x)
	396	Broker Quoted	Broker Quote			N/A
	$43,907

Total	$1,167,987

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.

Note 6. Debt

Debt consisted of the following (in thousands):

	June 30, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500,000	$231,100	$268,900	$231,100	$350,000	$233,000	$117,000	$233,000
SMBC Corporate Revolving Facility	385,000	339,441	45,559	339,441	350,000	241,836	108,164	241,836
2023 Unsecured Notes	50,000	50,000	—	50,000	50,000	50,000	—	50,000
2026 Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
2026 Unsecured Notes - FCRX(5)	111,600	111,600	—	111,600	—	—	—	—
Total Debt	$1,181,600	$867,141	$314,459	$867,141	$885,000	$659,836	$225,164	$659,836

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s outstanding debt approximated fair value.
(4)
As of June 30, 2023 and December 31, 2022, the fair value of the 2026 Unsecured Notes was approximately $125,077 and $123,223, respectively.
(5)
As of June 30, 2023, the fair value of the 2026 Unsecured Notes - FCRX was approximately $105,931.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2023 and 2022 was 6.82% and 3.71% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 and 2022 was $810,760 and $649,364 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2023 and December 31, 2022, all the debt except for 2026 Unsecured Notes - FCRX would be deemed to be Level 3 of the fair value hierarchy. 2026 Unsecured Notes - FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of June 30, 2023 and December 31, 2022, deferred financing costs related to the SPV Asset Facility were $5,169 and $2,110, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of June 30, 2023 and December 31, 2022, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,029 and $2,217, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2023 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2023 Unsecured Notes on an effective yield basis. As of June 30, 2023 and December 31, 2022, deferred financing costs related to the 2023 Unsecured Notes were $22 and $157, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the 2026 Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes on an effective yield basis. As of June 30, 2023 and December 31, 2022, deferred financing costs related to the 2026 Unsecured Notes were $754 and $895, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes, and 2026 Unsecured Notes - FCRX were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Borrowing interest expense	$14,280	$5,889	$25,611	$10,700
Unused facility fees	427	249	992	480
Amortization of financing costs	566	433	1,039	862
Total interest and credit facility expenses	$15,273	$6,571	$27,642	$12,042
Weighted average outstanding balance	$882,392	$660,005	810,760	649,364

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

During the six months ended June 30, 2023 and 2022 the Company’s average USD notional exposure to foreign currency forward contracts was $99,400 and $98,293, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2023	Wells Fargo Bank, N.A.	$7,069	$(310)	$6,759	$—	$6,759
December 31, 2022	Wells Fargo Bank, N.A.	$8,154	$(157)	$7,997	$—	$7,997

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Net realized gain (loss) on foreign currency forward contracts	$-	-	$-	$24
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(578)	5,492	(1,239)	5,587
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(578)	$5,492	$(1,239)	$5,611

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023 and December 31, 2022, the Company had aggregated unfunded commitments totaling $176,165 and $158,905 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.
The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC (5)	Revolver	6/1/2026	$234	—	$—
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	2,531	6/24/2024	2,800
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	492	6/24/2028	720
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2023	1,351	8/2/2023	1,688
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	738	8/2/2027	657
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	568	—	—
Advanced Diabetes Supply (5)	Revolver	12/30/2027	263	12/30/2027	88
Advanced Web Technologies (5)	Revolver	12/17/2026	342	—	—
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	—	—
Alcanza Clinical Research (7)	Delayed Draw Term Loan	12/15/2027	250	—	—
Alera Group Inc. (7)	Delayed Draw Term Loan	3/2/2024	2,025	3/2/2024	4,401
Alpine SG, LLC (5)	Revolver	11/5/2027	105	—	—
Alpine X (5)	Revolver	12/27/2027	137	—	—
Alpine X (5)	Revolver	12/27/2027	64	—	—
Ansira Partners, Inc. (12)	Delayed Draw Term Loan	12/20/2024	254	12/20/2024	254
Apps Associates LLC	Delayed Draw Term Loan	—	—	7/2/2023	900
Apps Associates LLC (5)	Revolver	7/2/2027	560	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	667	—	—
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	5/5/2024	850
Auveco Holdings (5)	Revolver	5/5/2028	540	5/5/2028	450
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	406	8/31/2029	398
AX VI INV2 Holding AB (Voff) (9)	Delayed Draw Term Loan	8/31/2029	383	8/31/2029	1,593
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	159	—	—
Bandon Fitness (Texas) Inc. (7)	Delayed Draw Term Loan	7/27/2028	1,489	—	—
Banker's Toolbox, Inc. (7)	Delayed Draw Term Loan	7/27/2023	3,780	7/27/2023	4,184
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2026	380	—	—
BCDI Rodeo Dental Buyer, LLC (5)	Revolver	5/14/2025	242	—	—
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	60	10/5/2024	66
Benesys Inc. (5)	Revolver	10/5/2024	96	—	—
BioAgilytix (7)	Delayed Draw Term Loan	12/21/2023	1,865	12/21/2023	1,865
C-4 Analytics, LLC (5)	Revolver	—	—	8/22/2023	600
CC Amulet Management, LLC (5)	Revolver	8/31/2027	26	—	—
CC Amulet Management, LLC (7)	Delayed Draw Term Loan	8/31/2027	922	—	—
Cedar Services Group, LLC (5)	Revolver	6/11/2027	802	—	—
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,816	12/9/2025	1,974
Certify, Inc. (5)	Revolver	2/28/2024	53	—	—
Claritas, LLC (5)	Delayed Draw Term Loan	9/30/2023	2,450	9/30/2023	2,450
Claritas, LLC (5)	Revolver	3/31/2026	1,950	3/31/2026	1,950
Consolidated Label Co., LLC (5)	Revolver	7/15/2026	650	7/15/2026	650
ConvenientMD (5)	Revolver	6/15/2027	688	—	—
CRA MSO, LLC (5)	Revolver	12/17/2023	92	12/17/2023	92
Doxa Insurance Holdings, LLC (5)	Revolver	12/4/2026	344	—	—
Doxa Insurance Holdings, LLC (7)	Delayed Draw Term Loan	12/4/2026	1,419	—	—
Eagle Midco B.V. (Avania) (9)	Delayed Draw Term Loan	7/5/2029	3,612	7/5/2029	3,545
Eagle Midco B.V. (Avania) (9)	Revolver	1/5/2029	803	1/5/2029	788
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,276	11/30/2027	1,276
Effective School Solutions LLC (7)	Delayed Draw Term Loan	11/30/2023	2,200	11/30/2023	2,200
EMS Buyer, Inc. (5)	Revolver	11/23/2027	550	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	2,778	12/31/2025	2,778
Eshipping (7)	Delayed Draw Term Loan	11/5/2023	1,850	11/5/2023	1,850
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Everlast Parent Inc. (5)	Revolver	10/30/2026	921	10/30/2026	1,151
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
Evolution BuyerCo, Inc. (7)	Delayed Draw Term Loan	12/23/2023	31	12/23/2023	31
Explorer Investor, Inc. (7)	Delayed Draw Term Loan	6/28/2024	2,400	6/28/2024	2,400
First Eagle Logan JV, LLC	Partnership Interest	—	9,400	—	—
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	690	12/21/2027	448
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	7/1/2024	607	7/1/2024	1,662
Galway Borrower, LLC (5)	Delayed Draw Term Loan	9/30/2023	134	9/30/2023	134
Galway Borrower, LLC (5)	Revolver	9/30/2027	926	9/30/2027	926
Gener8, LLC (5)	Revolver	8/14/2024	300	—	—
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,542	5/4/2027	1,542
Granicus, Inc. (5)	Revolver	1/29/2027	555	1/29/2027	535
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	639	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	916	8/18/2024	135
HealthDrive Corporation (5)	Revolver	12/21/2023	1,115	—	—
HealthDrive Corporation (7)	Delayed Draw Term Loan	12/21/2023	49	—	—
Hercules Borrower LLC (5)	Revolver	12/15/2026	1,985	12/15/2026	1,985
Hercules Borrower LLC (7)	Delayed Draw Term Loan	9/10/2023	786	9/10/2023	1,092
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	15	11/3/2025	610
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	572	5/25/2023	953
Hospice Care Buyer, Inc.	Revolver	—	—	12/9/2026	508
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,285	6/2/2028	1,511
iLending LLC (5)	Revolver	6/21/2026	718	—	—

Infobase (7)	Delayed Draw Term Loan	6/14/2024	1,850	6/14/2024	1,850
Infobase (5)	Revolver	6/14/2028	580	6/14/2028	1,450
Integrated Pain Management Medical Group, Inc. (5)	Revolver	6/17/2026	442	—	—
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Jordan Bidco, Ltd. (9)	Delayed Draw Term Loan	8/31/2024	3,877	8/31/2024	3,692
JTM Foods LLC (5)	Revolver	5/14/2027	53	5/14/2027	347
JTM Foods LLC (5)	Delayed Draw Term Loan	5/14/2027	75	5/14/2027	250
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	1,210	6/17/2024	2,356
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
Lash Opco LLC (5)	Revolver	9/18/2025	213	—	—
Learn-It Systems, LLC (5)	Revolver	3/18/2025	908	3/18/2025	283
Learn-It Systems, LLC	Delayed Draw Term Loan	—	—	5/4/2023	1,451
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Behavioral Health Solutions, LLC (7)	Delayed Draw Term Loan	3/28/2028	1,809	—	—
Lighthouse Lab Services (5)	Revolver	10/25/2027	1,381	—	—
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	1,050	2/3/2026	595
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	—	—	2/28/2023	5,101
Lion Cashmere Bidco Limited (9)	Delayed Draw Term Loan	9/23/2024	3,008	9/23/2024	2,952
List Partners, Inc. (5)	Revolver	5/1/2024	450	1/5/2023	450
Loadmaster Derrick & Equipment, Inc. (5)	Revolver	12/31/2022	225	—	—
Mann Lake Ltd. (5)	Revolver	10/4/2024	240	—	—
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2024	2,820	4/26/2024	3,690
Mario Purchaser, LLC (12)	Revolver	4/26/2028	1,044	4/26/2028	1,044
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	129	7/21/2027	129
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC) (5)	Revolver	12/18/2026	211	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	640	6/15/2027	560
New Era Technology, Inc. (5)	Revolver	10/31/2026	228	10/31/2026	265
New Era Technology, Inc. (7)	Delayed Draw Term Loan	10/31/2026	489	10/31/2026	504
New Era Technology, Inc. (5)	Revolver	10/31/2026	486	—	—
Newcleus, LLC (5)	Revolver	8/2/2026	435	—	—
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	—	—
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	700	5/11/2027	500
Nurture Landscapes	Delayed Draw Term Loan	—	—	6/2/2028	465
Odessa Technologies, Inc. (7)	Delayed Draw Term Loan	10/19/2023	1,786	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	150	7/6/2028	500
Omni Ophthalmic Management Consultants, LLC (7)	Delayed Draw Term Loan	3/7/2024	1,500	3/7/2024	1,500
Omni Ophthalmic Management Consultants, LLC	Revolver	—	—	5/31/2023	113
Ontario Systems, LLC	Revolver	—	—	8/30/2025	256
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	8/10/2023	479	8/10/2023	724
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	307	8/10/2027	299
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,390
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	7/8/2024	1,343	7/8/2024	2,626
PDFTron Systems Inc. (5)	Revolver	7/15/2026	99	—	—
PharComp Parent B.V.	Delayed Draw Term Loan	—	—	2/18/2023	1,432
PharComp Parent B.V. (10)	Delayed Draw Term Loan	2/20/2026	2,929	2/18/2023	2,873
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	5/12/2024	1,892	5/12/2024	1,892
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	811	5/12/2029	811
Point Quest Acquisition, LLC (5)	Revolver	8/12/2028	679	—	—
Potter Electric Signal Company (5)	Revolver	12/19/2024	420	12/19/2024	550
PPV Intermediate Holdings LLC (Vetcor)	Delayed Draw Term Loan	—	—	2/29/2024	415
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	166
PPV Intermediate Holdings LLC (Vetcor) (7)	Delayed Draw Term Loan	2/29/2024	32	2/29/2024	234
Professional Physical Therapy	Revolver	—	—	2/28/2023	188
Premier Dental Care Management, LLC	Delayed Draw Term Loan	—	—	8/5/2023	793
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,544	8/5/2027	1,030
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	9/1/2023	2,172	9/1/2023	2,778
Pushpay USA, INC. (5)	Revolver	5/10/2030	1,429	—	—
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	1,531	11/26/2027	816
Pye-Barker Fire & Safety, LLC (11)	Delayed Draw Term Loan	6/15/2024	1,200	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC (5)	Revolver	10/1/2024	142	10/1/2024	75
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2026	1,811	—	—
Quartermaster Newco, LLC (5)	Revolver	7/31/2025	365	—	—
Quorum Health Resources (5)	Revolver	5/26/2027	522	—	—
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	210	10/1/2024	258
Ruffalo Noel Levitz, LLC	Revolver	—	—	5/29/2024	75
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	480	6/14/2025	480
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	1,105	12/20/2026	650
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	12/31/2024	727	6/12/2023	727
smarTours, LLC (5)	Revolver	12/31/2026	378	—	—
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Smile Doctors LLC (5)	Revolver	12/23/2027	1,212	12/23/2027	646
Smile Doctors LLC	Delayed Draw Term Loan	—	—	12/23/2028	2,010
Smile Doctors LLC (7)	Delayed Draw Term Loan	2/24/2025	801	—	—
Socius Insurance Services, Inc. (5)	Revolver	6/30/2027	525	—	—
Socius Insurance Services, Inc. (5)	Delayed Draw Term Loan	6/30/2027	1,842	—	—
SolutionReach, Inc. (5)	Revolver	1/17/2024	933	—	—
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	4/25/2024	2,425
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	840	4/25/2028	840
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2023	1,509	12/30/2023	2,226
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,509	12/30/2026	528
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	689	5/23/2028	650

Sun Acquirer Corp. (7)	Delayed Draw Term Loan	9/8/2027	411	9/8/2027	491
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,703	9/8/2027	1,812
SuperHero Fire Protection, LLC (5)	Revolver	9/1/2026	65	—	—
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	7/8/2029	1,961	7/8/2029	1,961
Sydney US Buyer Corp. (3B Scientific)	Revolver	—	—	7/8/2029	654
Teal Acquisition Co., Inc	Revolver	—	—	9/22/2026	259
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	11/4/2024	1,200	—	—
Technology Partners, LLC (7)	Revolver	11/16/2027	747	—	—
Technology Partners, LLC (5)	Delayed Draw Term Loan	11/16/2027	1,037	—	—
The Hilb Group, LLC (5)	Revolver	12/2/2025	265	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	111	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	12/10/2023	1,358	12/10/2023	1,880
The Hilb Group, LLC (5)	Revolver	12/2/2025	88	12/2/2025	113
The Mulch & Soil Company, LLC (5)	Revolver	4/30/2026	952	—	—
TMA Buyer, LLC (5)	Revolver	9/30/2027	385	—	—
Transportation Insight, LLC (5)	Revolver	12/3/2024	750	12/3/2024	750
Tricor Borrower, LLC (5)	Revolver	10/22/2026	288	—	—
Tricor Borrower, LLC (7)	Delayed Draw Term Loan	10/22/2026	922	—	—
TriStrux, LLC (5)	Revolver	12/15/2026	483	—	—
TriStrux, LLC (7)	Delayed Draw Term Loan	12/15/2026	483	—	—
Unifeye Vision Partners (5)	Revolver	9/13/2025	859	9/13/2025	793
Unifeye Vision Partners	Delayed Draw Term Loan	—	—	9/7/2023	1,199
United Flow Technologies	Delayed Draw Term Loan	—	—	10/29/2023	82
United Flow Technologies (5)	Revolver	10/29/2027	1,600	10/29/2027	1,600
UP Acquisition Corp. (5)	Revolver	5/23/2024	1,250	5/23/2024	807
Vital Care Buyer, LLC (5)	Revolver	10/19/2025	2,222	10/19/2025	1,852
WhiteHawk III Onshore Fund L.P.	Partnership Interest	7/5/2024	852	7/5/2024	1,700
Winxnet Holdings LLC	Revolver	—	—	6/29/2023	163
Total			$176,165		$158,905

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2023 and December 31, 2022.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2023	June 30, 2023	July 17, 2023	$0.41
February 16, 2023	March 31, 2023	April 17, 2023	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	$0.41
August 5, 2022	September 30, 2022	October 17, 2022	$0.41
May 3, 2022	June 30, 2022	July 15, 2022	$0.41
February 18, 2022	March 31, 2022	April 15, 2022	$0.41
November 5, 2021	September 2, 2022	September 15, 2022	$0.05
November 5, 2021	June 3, 2022	June 15, 2022	$0.05
November 5, 2021	March 4, 2022	March 15, 2022	$0.05
November 5, 2021	December 3, 2021	December 15, 2021	$0.05
November 5, 2021	December 31, 2021	January 17, 2022	$0.41

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At June 30, 2023 and December 31, 2022, Crescent, Sun Life and other related parties owned 5.94% and 6.59%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2023 and December 31, 2022, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Net increase (decrease) in net assets resulting from operations	$22,580	$(890)	$30,357	$15,319
Weighted average common shares outstanding	37,061,547	30,887,360	34,776,074	30,887,360
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.61	$(0.03)	$0.87	$0.50

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of June 30, 2023	As of December 31, 2022
Tax Cost		$1,617,959	$1,295,847
Gross Unrealized Appreciation		$15,048	$9,274
Gross Unrealized Depreciation		(52,327)	(42,164)
	Net Unrealized Investment Appreciation (Depreciation)	$(37,279)	$(32,890)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Income tax (benefit) provision	$-	$47	$-	$111
Excise tax (benefit) provision	340	212	541	303
(Benefit) provision for income and excise taxes	$340	$259	$541	$414

As of June 30, 2023 and December 31, 2022, $561 and $657 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Benefit (provision) for taxes on realized gain on investments	$-	$-	$252	$(217)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	595	(24)	555	172
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$595	$(24)	$807	$(45)

As of June 30, 2023 and December 31, 2022, $1,324 and $91, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of June 30, 2023 and December 31, 2022, $2,134 and $899, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the six months ended June 30,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$19.83	$21.12
Net investment income after tax	1.09	0.90
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(0.22)	(0.40)
Net increase (decrease) in net assets resulting from operations	0.87	0.50
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	(0.30)	—
Effects of rounding	—	(0.01)
Distributions declared from net investment income(2)	(0.82)	(0.92)
Total increase (decrease) in net assets	(0.25)	(0.43)
Net asset value, end of period	$19.58	$20.69
Shares outstanding, end of period	37,061,547	30,887,360
Market value, end of period	$15.14	15.50
Weighted average shares outstanding	34,776,074	30,887,360
Total return based on market value (3)	25.34%	-6.98%
Total return based on net asset value (4)	2.87%	2.32%
Ratio/Supplemental Data:
Net assets, end of period	$725,805	$639,188
Ratio of total net expenses to average net assets(5)(6)	14.11%	7.92%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.66%	3.33%
Ratio of net investment income before taxes to average net assets (6)	11.36%	8.73%
Ratio of interest and credit facility expenses to average net assets (6)	8.13%	3.74%
Ratio of net incentive fees to average net assets (6)	2.32%	0.85%
Portfolio turnover (7)	4.61%	11.45%
Asset coverage ratio	183%	196%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.14% and 7.99% for the six months ended June 30, 2023 and 2022, respectively.
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

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase $20,000 of the combined company’s common stock via a share purchase program.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2023 and for the six months ended June 30, 2023.

On May 9, 2023, the Company completed a private offering of $50,000 aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026. These notes were issued immediately after the repayment of $50,000 of the existing 2023 Unsecured Notes on July 28, 2023.

On August 3, 2023, the Company’s Board of Directors declared a regular third quarter cash dividend of $0.41 per share, which will be paid on October 16, 2023 to stockholders of record as of September 29, 2023. Additionally, the Board declared a supplemental cash dividend of $0.08 per share which will be paid on September 15, 2023 to stockholders of record as of August 31, 2023. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are incorporated under the laws of the State of Maryland. We were listed and began trading on the NASDAQ stock exchange on February 3, 2020. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

FCRD Acquisition

On March 9, 2023, we completed the previously announced acquisition of First Eagle Alternative Capital BDC, Inc., a Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 3, 2022. The board of directors of both companies each unanimously approved the FCRD Acquisition and on March 7, 2023, FCRD’s stockholders approved the merger. In accordance with the terms of the Merger Agreement, holders of shares of FCRD’s common stock had their shares of FCRD common stock converted to the right to receive, in the aggregate, approximately (1) $8.6 million in cash payable by the Company, (2) 6,174,187 validly issued, fully paid and non-assessable shares of our common stock, and (3) $35.0 million in cash payable by the Adviser. This transaction resulted in our then-existing stockholders owning approximately 83% and FCRD’s then-existing stockholders owning approximately 17% of our common stock.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2023		As of December 31, 2022
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$445.5	28.1%	$301.0	23.8%
Unitranche First Lien	955.0	60.4	824.1	65.2
Unitranche First Lien - Last Out	14.3	0.9	13.8	1.1
Senior Secured Second Lien	57.2	3.6	60.9	4.8
Unsecured Debt	5.6	0.4	4.5	0.4
Equity & Other	48.9	3.1	44.9	3.6
LLC/LP Equity Interests	54.6	3.5	13.8	1.1
Total investments	$1,581.1	100.0%	$1,263.0	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023(1)	June 30, 2022
New investments at cost:
Senior Secured First Lien	$13.1	$34.9	$22.5	$44.3
Unitranche First Lien	25.0	68.5	43.4	118.5
Unitranche First Lien - Last Out	—	4.0	—	4.0
Senior Secured Second Lien	—	—	—	—
Unsecured Debt	—	—	0.2	—
Equity & Other	—	3.1	0.2	3.1
LLC/LP Equity Interests	—	1.9	0.8	2.4
Total	$38.1	$112.4	$67.1	$172.3
Proceeds from investments sold or repaid:
Senior Secured First Lien	$14.5	$20.7	$61.0	$37.5
Unitranche First Lien	8.6	55.1	16.8	58.9
Unitranche First Lien - Last Out	—	1.6	—	3.9
Senior Secured Second Lien	4.5	—	4.5	9.3
Unsecured Debt	—	—	—	1.9
Equity & Other	—	0.1	—	14.0
LLC/LP Equity Interests	—	19.6	0.2	20.9
Total	$27.6	$97.1	$82.5	$146.4
Net increase (decrease) in portfolio	$10.5	$15.3	$(15.4)	$25.9

(1)
Excludes $335.0 million of assets at cost acquired in connection with the First Eagle Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2023	As of December 31, 2022
Weighted average yield on income producing securities (at cost) (1)	11.7%	10.8%
Percentage of debt bearing a floating rate (at fair value)	98.6%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	1.4%	1.2%
Number of portfolio companies	187	129
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of June 30, 2023				As of December 31, 2022
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,476.8	97.8%	$1,452.2	98.3%	$1,216.9	98.0%	$1,190.0	98.8%
Non-Accrual	33.3	2.2%	25.5	1.7%	25.1	2.0%	14.3	1.2%
Total	$1,510.1	100.0%	$1,477.7	100.0%	$1,242.0	100.0%	$1,204.3	100.0%

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

As of June 30, 2023, we had sixteen investments across eight portfolio companies on non-accrual status, which represented 2.2% and 1.7% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2023 and December 31, 2022.

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

($ in millions)	As of June 30, 2023		As of December 31, 2022
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	12.0	0.8%	12.4	1.0%
2	1,366.6	86.4	1,087.6	86.1
3	180.3	11.4	136.7	10.8
4	22.2	1.4	26.3	2.1
5	—	0.0	—	0.0
Total	1,581.1	100.0%	1,263.0	100.0%

RESULTS OF OPERATIONS

Summary Statement of Operations

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Total investment income	$46.7	$26.7	$86.0	$53.2
Total net expenses	26.1	11.2	48.0	25.5
Net investment income	$20.6	$15.5	$38.0	$27.7
Net realized gain (loss) on investments and forward contracts	(6.6)	(1.8)	(6.3)	6.8
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	8.0	(14.6)	(2.1)	(19.1)
Net realized and unrealized gains (losses)	$1.4	$(16.4)	$(8.4)	$(12.3)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	0.6	(0.0)	0.8	(0.1)
Net increase (decrease) in net assets resulting from operations	$22.6	$(0.9)	$30.4	$15.3

Investment Income

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Interest from investments	$43.1	$24.4	$79.0	$48.5
Dividend Income	3.4	2.1	6.8	4.4
Other Income	0.2	0.2	0.2	0.3
Total investment income	$46.7	$26.7	$86.0	$53.2

Interest income, which includes amortization of upfront fees, increased from $24.4 million, for the three months ended June 30, 2022, to $43.1 million for the three months ended June 30, 2023, due to a rise in benchmark rates, the FCRD Acquisition and the organic growth of our income producing portfolio. Included in interest from investments for the three months ended June 30, 2023 and 2022 are $0.1 million and $0.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $2.1 million for the three months ended June 30, 2022 to $3.4 million for the three months ended June 30, 2023 due to higher dividend distributions from our portfolio companies. For the three months ended June 30, 2023 and 2022, we recorded $0.2 million and $0.2 million of other income, respectively.

Interest income, which includes amortization of upfront fees, increased from $48.5 million, for the six months ended June 30, 2022, to $79.0 million for the six months ended June 30, 2023, due to a rise in benchmark rates, the FCRD Acquisition and the organic growth of our income producing portfolio. Included in interest from investments for the six months ended June 30, 2023 and 2022 are $0.2 million and $0.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $4.4 million for the six months ended June 30, 2022 to $6.8 million for the six months ended June 30, 2023 due to higher dividend distributions from our portfolio companies. For the six months ended June 30, 2023 and 2022, we recorded $0.2 million and $0.3 million of other income, respectively.

Expenses

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Interest and other debt financing costs	$15.3	$6.6	$27.6	$12.0
Management fees	5.0	4.1	9.5	8.1
Income based incentive fees	4.3	2.6	8.0	5.3
Capital gains based incentive fees	-	(2.9)	-	(2.1)
Professional fees	0.4	0.3	0.7	0.7
Directors’ fees	0.1	0.1	0.3	0.2
Other general and administrative expenses	0.9	0.6	1.6	1.4
Total expenses	$26.0	$11.4	$47.7	$25.6
Management fee waiver	(0.1)	(0.1)	(0.1)	(0.1)
Income based incentive fees waiver	(0.1)	(0.4)	(0.1)	(0.4)
Net expenses	$25.8	$10.9	$47.5	$25.1
Provision for income and excise taxes	0.3	0.3	0.5	0.4
Total	$26.1	$11.2	$48.0	$25.5

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended June 30, 2023 and 2022 interest and other debt financing costs were $15.3 million and $6.6 million, respectively. For the six months ended June 30, 2023 and 2022 interest and other debt financing costs were $27.6 million and $12.0 million, respectively. The increase was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended June 30, 2023 and 2022, we incurred management fees of $5.0 million and $4.1 million, respectively, of which $0.1 million and $0.1 million, respectively, were waived. For the six months ended June 30, 2023 and 2022, we incurred management fees of $9.5 million and $8.1 million, respectively, of which $0.1 million and $0.1 million, respectively, were waived. The increase in net management fees was driven by growing assets under management.

Incentive Fees

For the three months ended June 30, 2023 and 2022, we incurred income based incentive fees of $4.3 million and $2.6 million, of which $0.1 million and $0.4 million, respectively, were waived. For the six months ended June 30, 2023 and 2022, we incurred income based incentive fees of $8.0 million and $5.3 million, of which $0.1 million and $0.4 million, respectively, were waived. The increase in net incentive fees was driven by growing investment income.

For the three months ended June 30, 2023 and 2022 we recorded $0 and $(2.9) million, respectively, of capital gains based incentive fees. For the six months ended June 30, 2023 and 2022 we recorded $0 and ($2.1) million, respectively, of capital gains based incentive fees. As of June 30, 2023 and December 31, 2022, no capital gains based incentive fees were outstanding. The fluctuation in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the three months ended June 30, 2023 and 2022, professional fees were $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, professional fees were $0.7 million and $0.7 million, respectively.

For the three months ended June 30, 2023 and 2022, other general and administrative expenses were $0.9 million and $0.6 million, respectively. For the six months ended June 30, 2023 and 2022, other general and administrative expenses were $1.6 million and $1.4 million, respectively. The increase in the comparative periods' other general and administrative expenses was attributable to higher costs associated with servicing a larger portfolio.

Income and Excise Taxes

For the three months ended June 30, 2023 and 2022, we expensed income and excise taxes of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, we expensed income and excise taxes of $0.5 million and $0.4 million, respectively.

Net Investment Income

For the three months ended June 30, 2023 and 2022, GAAP net investment income was $20.6 million or $0.56 per share and $15.5 million or $0.50 per share, respectively. For the six months ended June 30, 2023 and 2022, GAAP net investment income was $38.0 million or $1.09 per share and $27.7 million or $0.90 per share, respectively. The increase in the per share net investment income was due to higher investment income earned year to date.

For the three months ended June 30, 2023 and 2022, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”) was $20.6 million or $0.56 per share and $12.7 million or $0.41 per share, respectively. For the six months ended June 30, 2023 and 2022, Adjusted Net Investment Income was $38.0 million or $1.09 per share and $25.6 million or $0.83 per share, respectively. The increase in the per share Adjusted Net Investment Income was due to higher investment income earned year to date.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the three months ended June 30,				For the six months ended June 30,
	2023		2022		2023		2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
GAAP net investment income	$20.6	$0.56	$15.5	$0.50	$38.0	$1.09	$27.7	$0.90
Capital gains based incentive fee	-	-	(2.8)	(0.09)	-	-	(2.1)	(0.07)
Adjusted Net Investment Income	$20.6	$0.56	$12.7	$0.41	$38.0	$1.09	$25.6	$0.83

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Realized losses on non-controlled and non-affiliated investments	$(6.6)	$—	$(6.6)	$—
Realized gains on non-controlled and non-affiliated investments	0.1	—	0.4	1.3
Realized losses on non-controlled and affiliated investments	—	—	—	—
Realized gains on non-controlled and affiliated investments	—	—	—	7.1
Realized losses on controlled investments	—	(1.7)	—	(1.7)
Realized gains on controlled investments	—	—	—	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	—	—	—	—
Realized losses on foreign currency transactions	(0.1)	(0.1)	(0.1)	(0.1)
Realized gains on foreign currency transactions	—	—	—	0.2
Net realized gains (losses) on investments	$(6.6)	$(1.8)	$(6.3)	$6.8
Change in unrealized depreciation on non-controlled and non-affiliated investments	(12.9)	(22.6)	(21.6)	(27.0)
Change in unrealized appreciation on non-controlled and non-affiliated investments	23.5	4.5	27.1	8.0
Change in unrealized depreciation on foreign currency translation	(0.5)	—	(1.0)	—
Change in unrealized appreciation on foreign currency translation	—	0.2	—	0.2
Change in unrealized depreciation on non-controlled and affiliated investments	(0.1)	(2.2)	(0.3)	(4.8)
Change in unrealized appreciation on non-controlled and affiliated investments	0.3	0.7	0.8	0.3
Change in unrealized depreciation on controlled and affiliated investments	(2.1)	(0.9)	(6.7)	(1.6)
Change in unrealized appreciation on controlled and affiliated investments	0.4	0.2	0.7	0.2
Change in unrealized depreciation on foreign currency forwards	—	—	—	—
Change in unrealized appreciation on foreign currency forwards	(0.6)	5.5	(1.2)	5.6
Net unrealized appreciation (depreciation) on investments	8.0	(14.6)	(2.2)	(19.1)
Net realized and unrealized gains (losses) on investments and asset acquisition	1.4	(16.4)	(8.5)	(12.3)
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

During the six months ended June 30, 2023 and 2022, our average U.S. Dollar notional exposure to foreign currency forward contracts were $99.4 million and $98.3 million, respectively.

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

As of June 30, 2023, we had $21.5 million in cash and cash equivalents and restricted cash and cash equivalents and $314.5 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of June 30, 2023, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of June 30, 2023, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2023. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	June 30, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500.0	$231.1	$268.9	$231.1	$350.0	$233.0	$117.0	$233.0
SMBC Corporate Revolving Facility	385.0	339.4	45.6	339.4	350.0	241.8	108.2	241.8
2023 Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
2026 Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
2026 Unsecured Notes - FCRX	111.6	111.6	—	111.6	—	—	—	—
Total Debt	$1,181.6	$867.1	$314.5	$867.1	$885.0	$659.8	$225.2	$659.8

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2023 and 2022 was 6.82% and 3.71%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 and 2022 was $810.8 million and $649.4 million, respectively. As of June 30, 2023 and December 31, 2022, the weighted average cost of debt was 6.73% and 6.23%, respectively.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, 2023 Unsecured Notes, 2026 Unsecured Notes and 2026 Unsecured Notes - FCRX is presented below:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Borrowing interest expense	$14.3	$6.0	$25.6	$10.7
Unused facility fees	0.4	0.2	1.0	0.5
Amortization of financing costs	0.6	0.4	1.0	0.8
Total interest and credit facility expenses	$15.3	$6.6	$27.6	$12.0
Weighted average outstanding balance	$882.4	$660.0	810.8	649.4

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

As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 183% and 192%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023 and December 31, 2022, we had aggregate unfunded commitments totaling $176.2 million and $158.9 million, respectively.

RECENT DEVELOPMENTS

On May 9, 2023, we completed a private offering of $50.0 million aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026. These notes were issued immediately after the repayment of $50.0 million of the existing 2023 Unsecured Notes on July 28, 2023.

On August 3, 2023, our Board of Directors declared a regular third quarter cash dividend of $0.41 per share, which will be paid on October 16, 2023 to stockholders of record as of September 29, 2023. Additionally, our Board declared a supplemental cash dividend of $0.08 per share which will be paid on September 15, 2023 to stockholders of record as of August 31, 2023. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.

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

As of June 30, 2023, 98.6% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	16.2	5.7	10.5
Up 75 basis points	12.1	4.3	7.8
Up 50 basis points	8.1	2.9	5.2
Up 25 basis points	4.0	1.4	2.6
Down 25 basis points	(4.0)	(1.4)	(2.6)
Down 50 basis points	(8.1)	(2.9)	(5.2)
Down 75 basis points	(12.1)	(4.3)	(7.8)
Down 100 basis points	(16.2)	(5.7)	(10.5)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of June 30, 2023, we had £23.0 million, €17.8 million, CAD $30.7 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £23.0 million, €18.3 million, CAD $30.7 million, AUD $29.3, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sun Life Purchase Program

In connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase $20,000 of the Company’s common stock via a share purchase program. The Sun Life purchase program, which commenced on June 20, 2023, purchased 164,561 shares of our common stock at an average price per share (inclusive of commissions paid) of $14.73 (totaling $2.4 million) through June 30, 2023. Purchases of our common stock pursuant to the Sun Life purchase program are subject to certain conditions as set forth in the program and are conducted in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 15, 2023, as part of the Company’s employee stock purchase program, Jason Breaux, Chief Executive Officer, Gerhard Lombard, Chief Financial Officer and George Hawley, Secretary, each adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the purchase of up to $100,000, $25,000 and $50,000 in shares of the Company’s common stock, respectively, until December 29, 2023 (the “Purchase Program”). Purchases of shares of the Company’s common stock pursuant to the Purchase Program will be subject to certain conditions as set forth in the Purchase Program and will be conducted in accordance with Rule 10b5-1 and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases. The Purchase Program is expected to commence in August 2023.

Other than the Purchase Program, during the second quarter of 2023, no directors or officers (as defined in Rule 16a 1(f) under the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

10.15

Second Supplement to Note Purchase Agreement, dated May 8, 2023, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed on May 10, 2023).

10.16	Form of 7.54% Series 2023A Senior Note Due July 28, 2026 (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q filed on May 10, 2023).

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

Crescent Capital BDC, Inc.

Date: August 9, 2023	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 9, 2023	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

t