Form 10-Q
period 2023-09-30
Crescent Capital BDC, Inc.
filed 2023-11-08
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 8, 2023 was 37,061,547

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
•
the impact of changes in Secured Overnight Financing Rate (“SOFR”), or other benchmark rate on our operating results;
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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2023 (unaudited)	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,470,668 and $1,235,778, respectively)	$1,448,134	$1,208,501
Non-controlled affiliated investments (cost of $57,149 and $42,040, respectively)	54,714	43,080
Controlled investments (cost of $67,725 and $13,638, respectively)	61,980	11,375
Cash and cash equivalents	5,999	6,397
Restricted cash and cash equivalents	16,756	10,670
Interest and dividend receivable	14,428	9,945
Receivable from unsettled transactions	11,568	5
Unrealized appreciation on foreign currency forward contracts	8,846	8,154
Deferred tax assets	473	91
Other assets	1,589	4,660

Total assets	$1,624,487	$1,302,878

Liabilities
Debt (net of deferred financing costs of $7,669 and $5,380)	$856,656	$654,456
Distributions payable	15,195	12,664
Interest and other debt financing costs payable	7,633	8,471
Management fees payable	5,024	4,056
Incentive fees payable	4,524	3,112
Deferred tax liabilities	1,240	899
Payable for investment purchased	-	514
Directors’ fees payable	151	151
Unrealized depreciation on foreign currency forward contracts	93	157
Accrued expenses and other liabilities	3,705	5,857
Total liabilities	894,221	690,337

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	-	-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 and 30,887,360 shares issued and outstanding, respectively)	37	31
Paid-in capital in excess of par value	788,299	675,008
Accumulated earnings (loss)	(58,070)	(62,498)
Total net assets	730,266	612,541
Total liabilities and net assets	$1,624,487	$1,302,878
Net asset value per share	$19.70	$19.83

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$42,578	$26,047	$118,080	$70,490
Paid-in-kind interest	703	401	1,971	1,091
Dividend income	1	18	80	33
Other income	237	174	466	434
From non-controlled affiliated investments:
Interest income	770	374	2,122	993
Paid-in-kind interest	384	15	619	2,054
Dividend income	530	400	1,709	3,671
Other income	161	-	309	-
From controlled investments:
Interest income	148	192	468	558
Paid-in-kind interest	-	187	192	538
Dividend income	2,640	1,180	8,160	2,280
Total investment income	48,152	28,988	134,176	82,142

Expenses:
Interest and other debt financing costs	15,379	8,651	43,019	20,693
Management fees	5,073	4,144	14,541	12,235
Income based incentive fees	4,593	2,717	12,634	8,039
Capital gains based incentive fees	-	(3,103)	-	(5,252)
Professional fees	383	306	1,121	1,014
Directors’ fees	151	142	457	373
Other general and administrative expenses	618	635	2,099	2,001
Total expenses	26,197	13,492	73,871	39,103
Management fees waiver	(49)	(62)	(145)	(175)
Income based incentive fees waiver	(69)	(45)	(229)	(474)
Net expenses	26,079	13,385	73,497	38,454
Net investment income before taxes	22,073	15,603	60,679	43,688
Provision for income and excise taxes	350	(350)	890	64
Net investment income	21,723	15,953	59,789	43,624
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	41	(1,285)	(6,202)	21
Non-controlled affiliated investments	-	-	-	7,113
Controlled investments	-	(770)	-	(2,451)
Foreign currency transactions	(10)	(73)	(68)	(6)
Foreign currency forward contracts	-	-	-	24
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	476	(14,413)	4,932	(33,152)
Non-controlled affiliated investments	(4,014)	(5,916)	(3,475)	(10,456)
Controlled investments	2,488	(972)	(3,482)	(2,415)
Foreign currency forward contracts	1,994	5,699	755	11,286
Net realized and unrealized gains (losses) on investments	975	(17,730)	(7,540)	(30,036)

Benefit (provision) for taxes on realized gain on investments	(120)	(409)	132	(626)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	43	(192)	598	(20)
Net increase (decrease) in net assets resulting from operations	$22,621	$(2,378)	$52,979	$12,942

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.61	$(0.08)	$1.49	$0.42
Net investment income per share (basic and diluted):	$0.59	$0.52	$1.68	$1.41
Weighted average shares outstanding (basic and diluted):	37,061,547	30,887,360	35,546,270	30,887,360

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2023	37,061,547	$37	$788,299	$(62,531)	$725,805
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	21,723	21,723
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	31	31
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	944	944
Benefit (provision) for taxes on realized gain on investments	-	-	-	(120)	(120)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	43	43
Distributions to stockholders	-	-	-	(18,160)	(18,160)
Total increase (decrease) for the three months ended September 30, 2023	-	$-	$-	$4,461	$4,461
Balance at September 30, 2023	37,061,547	$37	$788,299	$(58,070)	$730,266

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	59,789	59,789
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(6,270)	(6,270)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(1,270)	(1,270)
Benefit (provision) for taxes on realized gain on investments	-	-	-	132	132
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	598	598
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	-	91,257
Deemed contribution from Adviser (Note 13)			22,040		22,040
Distributions from distributable earnings	-	-	-	(48,551)	(48,551)
Total increase (decrease) for the nine months ended September 30, 2023	6,174,187	$6	$113,291	$4,428	$117,725
Balance at September 30, 2023	37,061,547	$37	$788,299	$(58,070)	$730,266

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2022	30,887,360	$31	$666,162	$(27,005)	$639,188
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	15,953	15,953
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(2,128)	(2,128)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(15,602)	(15,602)
Provision for taxes on realized gain on investments	-	-	-	(409)	(409)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(192)	(192)
Distributions to stockholders	-	-	-	(14,208)	(14,208)
Total increase (decrease) for the three months ended September 30, 2022	-	$-	$-	$(16,586)	$(16,586)
Balance at September 30, 2022	30,887,360	$31	$666,162	$(43,591)	$622,602

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	43,624	43,624
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	4,701	4,701
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(34,737)	(34,737)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(626)	(626)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(20)	(20)
Distributions from distributable earnings	-	-	-	(42,625)	(42,625)
Total increase (decrease) for the nine months ended September 30, 2022	-	$-	$-	$(29,683)	$(29,683)
Balance at September 30, 2022	30,887,360	$31	$666,162	$(43,591)	$622,602

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$52,979	$12,942

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(112,184)	(262,099)
Paid-in-kind interest income	(2,917)	(3,736)
Proceeds from sales of investments and principal repayments	144,627	206,109
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	6,451	(4,683)
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	(14,981)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	2,025	46,023
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(755)	(11,286)
Amortization of premium and accretion of discount, net	(4,987)	(5,464)
Amortization of deferred financing costs	1,578	1,300
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(11,563)	14,828
(Increase) decrease in interest receivable	(4,483)	(1,577)
(Increase) decrease in deferred tax asset	(382)	(57)
(Increase) decrease in other assets	3,071	(2,828)
Increase (decrease) in management fees payable	968	252
Increase (decrease) in incentive fees payable	1,412	(3,180)
Increase (decrease) in directors’ fees payable	—	34
Increase (decrease) in interest and other debt financing costs payable	(838)	(374)
Increase (decrease) in deferred tax liability	341	77
Increase (decrease) in payable for investment purchased	(514)	—
Increase (decrease) in accrued expenses and other liabilities	(2,152)	(176)
Net cash provided by (used for) operating activities	$57,696	$(13,895)

Cash flows from financing activities:
Issuance of unsecured debt	50,000	—
Repayment of unsecured debt	(50,000)	—
Deferred financing and debt issuance costs paid	(3,867)	(221)
Distributions paid	(46,019)	(42,625)
Borrowings on credit facilities	385,636	276,979
Repayments on credit facilities	(387,750)	(221,611)
Net cash provided by (used for) financing activities	(52,000)	12,522
Effect of exchange rate changes on cash denominated in foreign currency	(8)	—
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	5,688	(1,373)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	17,067	23,526
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$22,755	$22,153

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$43,149	$19,772
Cash paid during the period for taxes	$530	$1,974
Accrued but unpaid distributions	$15,195	$12,664
Issuance of shares in connection with asset acquisition (Note 13)	$91,257	—
Deemed contribution from the Adviser (non-cash) (Note 13)	$22,040	—

(1)
As of September 30, 2023, the balance included cash and cash equivalents of $5,999 (including cash denominated in foreign currency of $476) and restricted cash and cash equivalents of $16,756. As of December 31, 2022, the balance included cash and cash equivalents of $6,397 (including cash denominated in foreign currency of $125) and restricted cash and cash equivalents of $10,670.
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

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	—	$(7)	(0.0)%	$(17)
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.82%	05/2028	60	55	0.0	48
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.82%	05/2028	3,999	3,932	0.5	3,920
Continental Battery Company	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.04%	01/2027	7,138	7,053	0.9	6,321
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	12.04%	01/2027	2,632	2,616	0.3	2,331
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.18%	09/2028	9,056	8,955	1.2	8,784
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(26)	(0.0)	(54)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.20%	09/2028	12,815	12,624	1.7	12,431
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.20%	09/2028	2,456	2,418	0.3	2,383
					38,156	37,620	4.9%	36,147
Capital Goods
Apex Services Partners, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.79%	07/2025	5,206	5,206	0.7	5,180
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,823	6,777	0.9	6,823
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	8,270	7,055	0.6	4,216
Envocore Holding, LLC (4)(5)(7)(8)	Senior Secured First Lien Revolver			12/2025	—	(4)	—	—
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.43%	11/2027	5,620	5,538	0.8	5,620
Eshipping (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.43%	11/2027	876	862	0	876
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(16)	—	—
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.54%	07/2028	3,366	3,317	0.5	3,287
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.45%	07/2028	350	343	0.0	338
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.99%	08/2027	618	614	0.1	611
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	11.00%	08/2027	156	149	0.0	150
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.99%	08/2027	2,009	1,981	0.3	1,986

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Potter Electric Signal Company	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.14%	12/2025	2,418	2,408	0.3	2,393
Potter Electric Signal Company	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.33%	12/2025	459	458	0.1	455
Potter Electric Signal Company	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	10.32%	12/2025	1,100	1,092	0.1	1,089
Potter Electric Signal Company (4)(5)	Senior Secured First Lien Revolver			12/2024	-	(2)	(0.0)	(5)
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.54%	12/2026	2,724	2,665	0.4	2,672
TriStrux, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.54%	12/2026	547	525	0.1	527
TriStrux, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.54%	12/2026	956	925	0.1	928
United Flow Technologies	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.02%	10/2027	8,422	8,297	1.1	8,228
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.02%	10/2027	1,182	1,164	0.2	1,155
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.27%	10/2027	3,697	3,650	0.5	3,612
United Flow Technologies (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.17%	10/2027	560	538	0.1	523
					55,359	53,542	7.0	50,664
Commercial & Professional Services
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	S + 600 (100 Floor)	11.34%	10/2025	287	275	0.0	222
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.65%	10/2026	3,615	3,493	0.5	3,530
Automated Control Concepts, Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.65%	10/2026	167	138	0.0	147
Camin Cargo Control, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.93%	06/2026	3,539	3,529	0.5	3,415
CHA Holdings, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	10.15%	04/2025	984	983	0.1	968
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	10.00%	04/2025	4,679	4,675	0.6	4,603
Consolidated Label Co., LLC (4)(5)	Senior Secured First Lien Revolver			07/2026	—	(6)	(0.0)	(9)
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.42%	07/2026	4,094	4,052	0.6	4,036
Consolidated Label Co., LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.42%	07/2026	3,763	3,718	0.5	3,710
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.74%	09/2028	14,448	14,273	1.9	14,087
Galway Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.74%	09/2028	134	133	0.0	131
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(13)	(0.0)	(52)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.67%	05/2027	12,911	12,782	1.7	12,485
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.67%	05/2027	472	453	0.1	404
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.67%	05/2027	5,486	5,486	0.7	5,305
Guardian Access Solutions (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2029	-	(25)	(0.0)	(20)
Guardian Access Solutions (4)(5)	Senior Secured First Lien Revolver			08/2029	-	(18)	(0.0)	(7)
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.14%	08/2029	2,900	2,828	0.4	2,871
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 25 PIK)	10.86%	02/2025	4,089	4,085	0.6	4,043
Hepaco, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 25 PIK)	10.86%	02/2025	5,017	5,010	0.7	4,960
Hepaco, LLC (5)	Senior Secured First Lien Revolver	P + 350 (100 Floor)	12.00%	02/2025	80	80	0.0	69
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.74%	12/2026	18,647	18,356	2.6	18,787
Hercules Borrower LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.74%	12/2026	118	88	0.0	135
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.99%	12/2026	1,447	1,427	0.2	1,419
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.99%	12/2026	242	239	0.0	239
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.42%	01/2026	3,736	3,705	0.5	3,676
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.42%	01/2026	2,804	2,780	0.4	2,758
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(6)	(0.0)	(12)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.42%	01/2026	244	241	0.0	240
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.09%	06/2028	11,159	10,974	1.5	11,009
Infobase (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2028	—	(15)	(0.0)	(25)
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.04%	06/2028	532	509	0.1	512
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	265	257	0.0	243
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	843	840	0.1	774
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.52%	07/2027	221	219	0.0	221
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.43%	07/2027	81	79	0.0	81
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.52%	07/2027	1,693	1,669	0.2	1,693

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.77%	07/2027	107	107	0.0	109
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.92%	07/2027	108	108	0.0	110
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.22%	02/2029	4,350	4,244	0.6	4,308
Minuteman Security Technologies, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.24%	02/2029	741	717	0.1	722
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(24)	(0.0)	(10)
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.68%	05/2027	5,572	5,498	0.8	5,490
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.75%	05/2027	900	897	0.1	881
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.04%	11/2027	4,881	4,782	0.7	4,820
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.04%	11/2027	3,630	3,547	0.5	3,585
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.04%	11/2027	9,745	9,536	1.3	9,623
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	11.04%	11/2027	1,960	1,919	0.3	1,935
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	11.04%	11/2027	2,554	2,524	0.3	2,522
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(22)	(0.0)	(19)
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.29%	11/2027	1,147	1,126	0.2	1,136
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2024	—	(2)	(0.0)	(2)
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2026	—	(82)	(0.0)	(23)
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(17)	(0.0)	(4)
Receivable Solutions, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2024	—	(1)	(0.0)	(4)
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.18%	10/2024	2,172	2,162	0.3	2,141
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 375 (100 Floor)	12.25%	12/2026	195	181	0.0	158
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.47%	12/2026	4,949	4,901	0.7	4,807
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	S + 850 (100 Floor)	14.13%	10/2028	8,755	8,564	1.2	8,842
Service Logic Acquisition, Inc.	Senior Secured Second Lien Delayed Draw Term Loan	S + 850 (100 Floor)	14.13%	10/2028	2,359	2,303	0.3	2,383
SuperHero Fire Protection, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.79%	09/2026	5,507	5,475	0.7	5,390
SuperHero Fire Protection, LLC (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.79%	09/2026	371	367	-	361

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
UP Acquisition Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.67%	05/2024	1,155	1,152	0.2	1,155
UP Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			05/2024	—	(3)	—	—
UP Acquisition Corp.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.67%	05/2024	4,213	4,200	0.6	4,213
					174,068	171,452	23.4	171,277
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.43%	07/2028	4,786	4,724	0.7	4,748
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.40%	07/2028	242	237	0.0	239
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.57%	07/2028	927	897	0.1	909
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.18%	11/2027	7,634	7,528	1.0	7,420
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.93%	11/2027	638	618	0.1	597
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	(15)	(0.0)	(62)
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.99%	10/2026	13,643	13,448	1.9	13,601
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.99%	10/2026	806	785	0.1	801
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.24%	10/2026	3,353	3,289	0.4	3,234
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.29%	12/2027	5,082	5,007	0.7	4,968
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.29%	12/2027	1,706	1,694	0.2	1,668
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.29%	12/2027	1,695	1,672	0.2	1,657
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.22%	12/2027	69	59	0.0	54
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.57%	12/2027	1,334	1,319	0.2	1,307
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.88%	11/2025	3,311	3,297	0.4	3,236
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.88%	11/2025	3,280	3,238	0.4	3,206
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	11.99%	11/2025	1,532	1,519	0.2	1,497
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.88%	11/2025	7,804	7,727	1.0	7,628
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.07%	06/2028	191	167	0.0	131
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.07%	06/2029	10,291	10,124	1.4	9,882

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.70%	06/2029	892	874	0.1	874
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,489	1,459	0.2	1,128
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.56%	08/2026	4,788	4,708	0.7	4,792
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.56%	08/2026	2,119	2,083	0.3	2,121
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			03/2025	—	(8)	(0.0)	(37)
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.84%	03/2025	2,558	2,533	0.3	2,453
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.79%	03/2025	4,327	4,288	0.6	4,149
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.84%	03/2025	1,159	1,148	0.2	1,111
Mario Purchaser, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.17%	04/2029	2,382	2,341	0.3	2,176
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	16.17%	04/2032	3,475	3,376	0.5	3,372
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Revolver			04/2028	—	(17)	(0.0)	(41)
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.17%	04/2029	9,788	9,621	1.3	9,400
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(1)	(0.0)	(3)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.02%	07/2025	3,025	3,015	0.4	2,967
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.28%	08/2028	3,502	3,458	0.5	3,476
Point Quest Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.75%	08/2028	786	771	0.1	778
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(4)	(0.0)	(6)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.17%	08/2029	3,522	3,477	0.5	3,496
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1300 PIK	13.50%	08/2030	1,022	1,000	0.1	953
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1300 PIK	13.50%	08/2030	254	252	0.0	235
smarTours, LLC (6)	Senior Secured First Lien Term Loan	S + 675 (100 Floor)	12.29%	12/2026	1,942	1,942	0.3	1,883
smarTours, LLC (6)(9)	Senior Secured First Lien Term Loan			12/2026	1,158	1,158	—	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.24%	12/2028	13,009	12,784	1.8	12,796
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.24%	12/2028	2,476	2,448	0.3	2,415
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.17%	12/2026	264	235	0.0	233

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Mulch & Soil Company, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.52%	04/2026	3,664	3,599	0.5	3,591
The Mulch & Soil Company, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.57%	04/2026	164	145	0.0	143
United Language Group, Inc.	Senior Secured First Lien Revolver	S + 875 (100 Floor) (including 200 PIK)	14.17%	06/2024	400	400	0.1	396
United Language Group, Inc.	Senior Secured First Lien Term Loan	S + 875 (100 Floor) (including 200 PIK)	14.17%	06/2024	4,510	4,516	0.6	4,462
Wrench Group LLC	Senior Secured Second Lien Term Loan	S + 787.5	13.37%	04/2027	4,833	4,752	0.7	4,833
					145,832	143,687	19.4	140,867
Diversified Financials
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.92%	09/2028	7,901	7,733	1.1	7,901
Alera Group Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.92%	09/2028	4,950	4,865	0.7	4,950
Alpine X	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.51%	12/2027	1,404	1,392	0.2	1,376
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.51%	12/2027	91	89	0.0	87
Alpine X	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.51%	12/2027	905	897	0.1	887
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.51%	12/2027	1,485	1,471	0.2	1,455
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.51%	12/2027	43	42	0.0	41
iLending LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.92%	06/2026	4,335	4,335	0.5	3,869
iLending LLC (4)(5)	Senior Secured First Lien Revolver			06/2026	—	—	(0.0)	(77)
King Mid LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.54%	12/2027	2,735	2,708	0.4	2,671
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	(0.0)	(5)
King Mid LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.29%	12/2027	3,431	3,377	0.5	3,369
					27,280	26,907	3.7	26,524
Energy
Allied Wireline Services, LLC (8)(9)	Senior Secured First Lien Term Loan			06/2025	6,590	4,588	0.6	4,606
BJ Services, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1200 (100 Floor)	16.27%		5,090	2,853	0.3	2,029
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2023	16,532	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2023	8,101	—	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Loadmaster Derrick & Equipment, Inc. (5)(7)(9)	Senior Secured First Lien Revolver			12/2023	20,136	1,807	0.5	3,666
					56,449	9,248	1.4	10,301
Food & Staples Retailing
Isagenix International, LLC (6)(12)	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (including 300 PIK)	10.59%	06/2025	2,834	2,573	0.3	2,550
					2,834	2,573	0.3	2,550
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.77%	05/2027	4,936	4,878	0.7	4,889
JTM Foods LLC	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.73%	05/2027	800	791	0.1	792
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.79%	05/2027	665	661	0.1	659
Mann Lake Ltd. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.16%	10/2024	668	665	0.1	645
Mann Lake Ltd.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.16%	10/2024	1,715	1,708	0.2	1,672
					8,784	8,703	1.2	8,657
Health Care Equipment & Services
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.92%	08/2028	1,504	1,485	0.2	1,470
ACI Group Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			08/2027	—	(10)	(0.0)	(10)
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.92%	08/2028	6,922	6,789	0.9	6,832
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.79%	12/2027	3,449	3,432	0.5	3,421
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.79%	12/2027	4,925	4,863	0.7	4,884
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(4)	(0.0)	(3)
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.17%	10/2027	4,863	4,794	0.6	4,744
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	10.17%	10/2027	2,175	2,161	0.3	2,122
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(10)	(0.0)	(17)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	S + 460	9.92%	12/2025	16,364	16,358	2.1	15,342
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 PIK	12.79%	05/2026	4,206	4,206	0.6	4,206
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 PIK	12.79%	05/2026	1,487	1,442	0.2	1,487

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver	S + 700 PIK	12.54%	05/2026	122	122	0.0	122
Bayside Opco, LLC (6)(9)	Unsecured Debt			05/2026	1,501	474	0.1	714
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.57%	05/2025	5,698	5,621	0.8	5,575
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.45%	05/2025	1,615	1,593	0.2	1,581
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.57%	05/2025	1,272	1,255	0.2	1,245
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.54%	05/2025	124	122	0.0	121
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.88%	08/2027	5,039	4,962	0.7	4,846
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.88%	08/2027	520	508	0.1	491
CC Amulet Management, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	12.18%	08/2027	200	186	0.0	200
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(22)	—	—
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.51%	12/2025	11,428	11,340	1.6	11,428
ConvenientMD	Senior Secured First Lien Term Loan	S + 550	11.07%	06/2027	5,390	5,296	0.7	4,824
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 550	11.06%	06/2027	206	194	0.0	134
ConvenientMD	Senior Secured First Lien Delayed Draw Term Loan	S + 550	11.03%	06/2027	1,024	1,004	0.1	916
CRA MSO, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.92%	12/2024	1,191	1,189	0.2	1,160
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.92%	12/2024	108	108	0.0	103
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.17%	11/2027	11,596	11,445	1.6	11,393
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	11/2027	220	213	0.0	210
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.17%	11/2027	988	973	0.1	970
Explorer Investor, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (50 Floor)	11.08%	06/2029	482	362	0.0	350
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 575 (50 Floor)	11.08%	06/2029	11,218	10,642	1.5	10,601
FH MD Buyer, Inc (12)	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.43%	07/2028	19,600	19,464	2.4	17,444
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.43%	05/2024	6,141	6,098	0.8	6,108
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(3)	(0.0)	(3)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.43%	05/2024	4,383	4,359	0.6	4,360

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 825 (100 Floor) (including 100 PIK)	13.67%	06/2026	4,935	4,874	0.6	4,345
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 825 (100 Floor) (including 100 PIK)	13.68%	06/2026	303	298	0.0	255
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.04%	09/2026	11,252	11,129	1.5	11,160
HCOS Group Intermediate III LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.02%	09/2026	511	499	0.1	502
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.04%	09/2026	9,285	9,169	1.3	9,209
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.30%	05/2027	4,459	4,395	0.6	4,430
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 475 (100 Floor)	13.25%	05/2027	528	513	0.1	521
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.29%	05/2027	3,336	3,281	0.5	3,314
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.32%	05/2027	1,086	1,069	0.1	1,079
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.97%	12/2026	14,202	13,982	1.8	13,103
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.97%	12/2026	2,594	2,551	0.3	2,416
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 750 (100 Floor) (including 500 PIK)	12.97%	12/2026	470	445	-	344
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.96%	12/2026	2,649	2,604	0.3	2,444
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.99%	12/2026	380	372	0.0	351
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.90%	06/2026	3,063	3,063	0.4	3,057
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.90%	06/2026	367	367	0.1	367
Integrated Pain Management Medical Group, Inc. (4)(5)	Unitranche First Lien Revolver			06/2026	—	—	(0.0)	(1)
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.90%	06/2026	841	841	0.1	840
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.97%	01/2026	5,187	5,187	0.7	5,108
IRC Opco LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.97%	01/2026	824	824	0.1	811
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.89%	01/2026	978	978	0.1	963
IRC Opco LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.97%	01/2026	245	245	0.0	242
LaserAway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.32%	10/2027	5,979	5,891	0.8	5,896
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.31%	03/2028	1,145	1,140	0.1	1,002
Lighthouse Behavioral Health Solutions, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.38%	03/2028	470	460	0.0	185
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.40%	03/2028	2,256	2,246	0.3	1,974

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.54%	10/2027	5,299	5,217	0.7	5,011
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.52%	10/2027	153	130	0.0	70
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.67%	02/2026	9,650	9,574	1.3	9,541
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2026	—	(8)	(0.0)	(12)
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.67%	02/2026	1,748	1,738	0.2	1,728
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.67%	02/2026	972	972	0.1	961
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.79%	02/2026	2,695	2,665	0.4	2,664
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	7.25%	12/2026	3,685	3,653	0.5	3,633
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.79%	12/2026	522	516	0.1	512
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.79%	12/2026	148	147	0.0	146
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.79%	12/2026	2,772	2,748	0.4	2,733
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.79%	12/2026	98	97	0.0	97
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.44%	06/2027	4,466	4,399	0.6	4,396
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.44%	06/2027	5,544	5,457	0.7	5,457
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.44%	06/2027	560	542	0.1	541
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	S + 775	13.18%	11/2026	1,667	1,643	0.2	1,473
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	S + 775	13.18%	11/2026	7,222	7,121	0.9	6,384
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 750 (100 Floor) (including 100 PIK)	12.92%	09/2025	851	850	0.1	834
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	12.92%	09/2025	6,697	6,623	0.9	6,557
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	12.92%	09/2025	879	865	0.1	861
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	12.92%	09/2025	298	298	0.0	291
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	8.50%	09/2025	248	248	0.0	243
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.27%	01/2028	11,155	10,955	1.5	10,723
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(21)	(0.0)	(69)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.27%	01/2028	11,955	11,755	1.6	11,492

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.27%	01/2028	1,417	1,388	0.2	1,362
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2029	—	(31)	(0.0)	(72)
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.14%	05/2029	162	149	0.0	131
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.14%	05/2029	7,224	7,103	1.0	6,950
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.82%	08/2028	5,077	5,062	0.7	4,885
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(20)	(0.0)	(58)
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.83%	08/2028	9,357	9,218	1.2	9,003
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.43%	09/2027	1,603	1,590	0.2	1,561
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.43%	09/2027	10,290	10,145	1.4	10,020
Quorum Health Resources	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.50%	05/2027	5,272	5,224	0.7	5,160
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.50%	05/2027	152	143	0.0	137
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.92%	06/2025	180	177	0.0	169
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.04%	06/2025	4,043	4,019	0.5	3,969
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			07/2026	—	(15)	—	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.99%	07/2026	9,680	9,531	1.3	9,777
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(19)	(0.0)	(65)
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	11.20%	12/2028	490	490	0.1	474
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	11.15%	12/2028	15,586	15,406	2.1	15,273
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.37%	07/2025	4,624	4,603	0.6	4,552
SolutionReach, Inc. (4)(5)	Senior Secured First Lien Revolver			07/2025	—	(2)	(0.0)	(7)
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.37%	07/2029	3,693	3,609	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	9.97%	07/2029	3,702	3,482	0.5	3,702
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	6.50%	07/2029	1,762	1,844	0.3	1,860
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.93%	05/2029	6,284	6,222	0.9	6,284
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(6)	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2029	—	(11)	—	—
Technology Partners, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.72%	11/2027	4,586	4,506	0.6	4,496
Technology Partners, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(15)	(0.0)	(15)
Technology Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(21)	(0.0)	(20)
TTF Holdings, LLC (Soliant) (12)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.43%	04/2028	3,384	3,384	0.5	3,387
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.29%	09/2025	2,985	2,959	0.4	2,959
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.29%	09/2025	113	102	-	99
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.29%	09/2025	5,198	5,155	0.7	5,152
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.14%	09/2025	4,996	4,993	0.7	4,953
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.90%	10/2025	6,027	5,981	0.8	5,947
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	—	(16)	(0.0)	(29)
					410,477	403,947	54.0	395,244
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.88%	03/2026	2,939	2,915	0.4	2,939
Lash Opco LLC	Unitranche First Lien Revolver	S + 675 (100 Floor)	11.94%	09/2025	376	373	0.1	376
Lash Opco LLC	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.88%	03/2026	2,996	2,969	0.4	2,996
Lash Opco LLC	Unitranche First Lien Term Loan	S + 675 (100 Floor)	11.88%	03/2026	973	965	0.1	972
					7,284	7,222	1.0	7,283
Insurance
Comet Acquisition, Inc. (12)	Senior Secured Second Lien Term Loan	S + 750	13.02%	10/2026	1,782	1,781	0.2	1,661
Doxa Insurance Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.42%	12/2026	1,556	1,529	0.2	1,555
Doxa Insurance Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			12/2026	—	(6)	—	—
Doxa Insurance Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.42%	12/2026	1,882	1,854	0.3	1,880
Doxa Insurance Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.42%	12/2026	2,082	2,046	0.3	2,080
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.79%	04/2028	8,146	8,084	1.1	7,961
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(5)	(0.0)	(17)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.79%	04/2028	1,429	1,416	0.2	1,397
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.79%	04/2028	1,745	1,725	0.2	1,705
Evolution BuyerCo, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.29%	04/2028	218	214	0.0	217
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.32%	08/2025	4,928	4,877	0.7	4,885
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.32%	08/2025	2,979	2,949	0.4	2,954
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(16)	(0.0)	(12)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 580 (100 Floor)	11.32%	08/2025	12,522	12,407	1.7	12,415
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	S + 1225 (100 Floor)	16.83%		662	657	0.1	662
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan				4,309	3,275	0.6	4,309
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.39%	08/2026	5,157	4,820	0.6	4,538
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(24)	(0.0)	(52)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(25)	(0.0)	(55)
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(10)	(0.0)	(37)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.28%	10/2028	9,205	9,107	1.2	8,690
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.26%	10/2028	1,834	1,811	0.2	1,701
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.07%	12/2026	3,503	3,457	0.5	3,503
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.07%	12/2026	991	978	0.1	991
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.17%	12/2025	76	72	0.0	76
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.17%	12/2026	1,040	1,024	0.1	1,040
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.17%	12/2026	1,748	1,726	0.2	1,748
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.17%	12/2025	32	30	0.0	32
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.92%	12/2026	3,672	3,642	0.5	3,644
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.17%	12/2025	25	24	0.0	25
Tricor Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.67%	10/2026	3,183	3,136	0.4	3,111
Tricor Borrower, LLC (4)(5)	Unitranche First Lien Revolver			10/2026	—	(4)	(0.0)	(7)
Tricor Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	10/2026	977	952	0.1	939
					75,683	73,503	9.9	73,539

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
A&A Global Imports, LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor)	14.04%	06/2026	2,203	2,032	0.2	1,782
A&A Global Imports, LLC (5)	Senior Secured First Lien Revolver	S + 850 (100 Floor)	13.92%	06/2026	528	470	0.1	382
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.49%	06/2026	3,242	3,228	0.4	3,234
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.49%	11/2026	506	504	0.1	504
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	S + 700 (100 Floor)	12.35%	06/2026	214	211	0.0	212
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.49%	11/2026	246	245	0.0	245
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.49%	06/2026	840	836	0.1	837
Advanced Web Technologies	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.80%	12/2026	1,996	1,972	0.3	1,992
Advanced Web Technologies (4)(5)	Unitranche First Lien Revolver			12/2026	—	(4)	(0.0)	(1)
Advanced Web Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.80%	12/2026	785	775	0.1	784
USALCO, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.43%	10/2027	2,948	2,871	0.4	2,903
					13,508	13,140	1.7	12,874
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	(0.0)	(5)
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.54%	12/2027	7,282	7,182	1.0	6,998
BioAgilytix	Senior Secured First Lien Term Loan	S + 625 (75 Floor) (including 275 PIK)	11.74%	12/2028	13,339	13,111	1.6	12,019
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (75 Floor) (including 275 PIK)	11.74%	12/2028	688	683	0.1	620
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	13.43%	12/2029	14,700	14,407	1.8	13,156
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.60%	09/2026	2,174	2,138	0.3	2,162
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Revolver			09/2026	—	(20)	(0.0)	(7)
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.68%	09/2026	1,200	1,186	0.2	1,194
					39,383	38,685	5.0	36,137
Retailing
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Term Loan				11,961	—	0.0	159
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Revolver				1,242	7	0.0	17

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MeriCal, LLC	Unitranche First Lien Term Loan	S + 675	12.38%	11/2023	7,218	7,135	0.7	5,298
Savers (11)(12)	Senior Secured First Lien Term Loan	S + 525 (75 Floor)	10.90%	04/2028	1,471	1,471	0.2	1,479
Slickdeals Holdings, LLC (5)(6)	Unitranche First Lien Revolver			06/2024	—	—	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.67%	06/2024	14,059	13,990	1.9	14,060
					35,951	22,603	2.8	21,013
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,957	8,006	1.2	8,573
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	27,025	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	15,044	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	12,993	—	—	—
					64,019	8,006	1.2	8,573
Software & Services
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.94%	06/2028	267	245	0.0	188
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.92%	06/2028	840	821	0.1	806
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.94%	06/2028	6,732	6,619	0.9	6,542
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(2)	—	—
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.65%	08/2024	6,167	6,144	0.8	6,162
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.52%	11/2027	1,351	1,327	0.2	1,350
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(2)	—	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.52%	11/2027	967	950	0.1	966
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.52%	11/2027	3,363	3,303	0.5	3,361
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.52%	11/2027	536	526	0.1	535
Ansira Partners, Inc. (9)	Unitranche First Lien Term Loan			12/2024	9,048	6,587	-	343
Ansira Partners, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			12/2024	1,237	938	0.0	47
Ansira Partners, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 1000 (100 Floor) (including 800 PIK)	15.24%	12/2024	54	54	0.0	54

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.42%	07/2027	1,782	1,764	0.2	1,756
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	10.42%	07/2027	60	50	0.0	49
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.42%	07/2027	5,537	5,462	0.7	5,458
Banker's Toolbox, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.45%	07/2027	2,899	2,880	0.4	2,899
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(31)	—	—
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.72%	07/2027	15,565	15,348	2.1	15,565
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.42%	06/2026	4,839	4,788	0.7	4,816
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(6)	(0.0)	(3)
Benesys Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.92%	10/2024	1,374	1,370	0.2	1,341
Benesys Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.92%	10/2024	292	290	0.0	285
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.92%	10/2024	90	90	0.0	86
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.92%	10/2024	4	2	0.0	1
Cedar Services Group, LLC	Senior Secured First Lien Term Loan	S + 650 (150 Floor)	12.04%	06/2027	2,853	2,776	0.4	2,853
Cedar Services Group, LLC (4)(5)	Senior Secured First Lien Revolver			06/2027	—	(21)	—	—
Cedar Services Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (150 Floor)	12.04%	06/2027	1,391	1,354	0.2	1,391
Cedar Services Group, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.04%	06/2027	985	958	0.1	985
Cedar Services Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	12.04%	06/2027	709	690	0.1	709
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.67%	03/2026	2,450	2,434	0.3	2,450
Claritas, LLC (5)	Unitranche First Lien Revolver	P + 425 (100 Floor)	12.75%	03/2026	1,365	1,353	0.2	1,365
Claritas, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.64%	03/2026	10,441	10,349	1.4	10,441
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.39%	09/2030	13,500	13,163	1.8	13,163
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(37)	(0.0)	(38)
Granicus, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 150 PIK)	12.47%	01/2027	9,103	8,965	1.2	9,080
Granicus, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.97%	01/2027	370	359	0.1	368
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	12.97%	01/2027	7,836	7,752	1.1	7,817

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.92%	11/2028	13,058	12,854	1.8	12,797
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(16)	(0.0)	(22)
List Partners, Inc. (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.42%	05/2024	180	180	0.0	171
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.42%	05/2024	3,638	3,631	0.5	3,563
MRI Software LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.99%	02/2026	18,086	17,971	2.4	17,408
MRI Software LLC (4)(5)	Unitranche First Lien Revolver			02/2026	—	(8)	(0.0)	(47)
MRI Software LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.89%	02/2026	1,299	1,292	0.2	1,251
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.77%	10/2026	3,033	2,998	0.4	2,951
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(3)	(0.0)	(6)
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.79%	10/2026	1,948	1,927	0.3	1,896
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.79%	10/2026	6,459	6,399	0.9	6,284
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(7)	(0.0)	(13)
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(13)	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(34)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.17%	10/2027	9,498	9,360	1.3	9,498
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.04%	08/2025	1,078	1,077	0.1	1,042
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	11.04%	08/2025	500	498	0.1	483
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.04%	08/2025	3,120	3,108	0.4	3,016
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.89%	08/2025	544	534	0.1	526
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.04%	08/2025	441	437	0.1	426
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	970	970	0.1	823
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	13.42%	07/2027	5,000	4,995	0.6	4,625
Right Networks, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.92%	05/2026	233	231	0.0	232
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.92%	05/2026	9,288	9,237	1.3	9,262
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.92%	05/2026	8,161	8,064	1.1	8,138

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.92%	05/2026	2,080	2,056	0.3	2,075
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 700 (100 Floor) (including 400 PIK)	12.40%	05/2024	303	303	0.0	295
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 400 PIK)	12.40%	05/2024	2,497	2,503	0.3	2,434
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.04%	09/2026	20,083	19,728	2.6	19,176
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.04%	09/2026	2,446	2,403	0.3	2,336
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 650 (100 Floor)	12.04%	09/2026	1,513	1,489	0.2	1,445
Smartronix, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.32%	11/2028	23,687	23,295	3.2	23,095
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(49)	(0.0)	(82)
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.14%	04/2028	2,395	2,358	0.3	2,273
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(16)	(0.0)	(27)
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.14%	04/2028	8,838	8,697	1.2	8,615
Summit 7 Systems, LLC (4)(5)	Senior Secured First Lien Revolver			05/2028	—	(5)	(0.0)	(12)
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.04%	05/2028	5,234	5,149	0.7	5,174
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 450	9.87%	12/2024	5,010	5,003	0.7	4,922
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450	9.87%	12/2024	1,245	1,243	0.2	1,223
Transportation Insight, LLC (4)(5)	Senior Secured First Lien Revolver			12/2024	—	(1)	(0.0)	(13)
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor)	12.79%	09/2027	3,082	2,974	0.4	3,046
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(14)	(0.0)	(5)
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 725 (100 Floor)	12.67%	09/2027	367	354	0.0	362
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.92%	12/2025	624	620	0.1	616
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.92%	12/2025	1,022	1,013	0.1	1,010
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.92%	12/2025	651	647	0.1	643
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.92%	12/2025	1,897	1,889	0.3	1,875
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.92%	12/2025	1,513	1,498	0.2	1,495
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.92%	12/2025	1,128	1,116	0.2	1,115
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.92%	12/2025	198	196	0.0	195
					286,354	279,743	37.0	270,776

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.05%	12/2026	3,702	3,582	0.5	3,662
Gener8, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.15%	08/2024	5,693	5,693	0.7	5,080
Gener8, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.89%	08/2024	1,200	1,200	0.1	1,038
Gener8, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.15%	08/2024	245	245	0.0	219
					10,840	10,720	1.3	9,999
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 600	11.40%	05/2025	2,331	2,331	0.3	2,292
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 650	10.90%	05/2025	441	441	0.1	435
					2,772	2,772	0.4	2,727
Total Debt Investments United States					1,455,033	1,314,073	175.6%	1,285,152
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	507
Sun Acquirer Corp.	Common Stock				428	43	0.0	35
						658	0.1	542

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.5	3,313
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	809
ASP MCS Acquisition Corp. (6)(12)	Common Stock				12,752	1,179	-	191

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
ASP MCS Acquisition Corp. (6)	Common Stock				447	-	0.0	36
ASP MCS Acquisition Corp. (6)	Preferred Stock				447	447	0.1	392
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,649
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.2	1,477
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.1	396
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	269
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.4	2,658
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.1	483
						7,357	1.7	11,673
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.2	1,220
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	597
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	1,072
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,804,502	1,805	0.3	1,908
Legalshield	Common Stock				372	372	0.1	764
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	687
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.1	410
smarTours, LLC (6)	Common Stock				2,403	1,682	—	—
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.1	840
Wrench Group LLC	Common Stock				2,337	235	0.1	542
Wrench Group LLC	Common Stock				655	66	0.0	152
						8,687	1.2	8,192

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	335
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					0.0	—	—
First Eagle Logan JV, LLC (5)(7)(11)(13)(14)	Partnership Interest					44,084	5.4	38,702
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,771	0.2	1,778
GACP II LP (6)(11)(13)(14)	Partnership Interest					4,000	0.5	3,745
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	81
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest					9,144	1.3	9,587
						59,410	7.4	54,228
Energy
Allied Wireline Services, LLC	Common Stock				4,538	—	—	—
Allied Wireline Services, LLC	Common Stock				2,063	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				2,956	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Common Stock				12,131	—	—	—
						—	—	—
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,884	—	—	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.2	1,245
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	4,551
Bayside Opco, LLC (6)	Common Stock				1,976	—	—	—
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	1,911
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.1	863
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	47
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.2	1,138
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,148	1,148	0.2	1,588

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				15,809	42	—	284
Seniorlink Incorporated	Common Stock				68,182	518	0.3	2,064
Smile Doctors LLC	Common Stock				227	714	0.1	594
						10,751	2.0	14,285
Insurance
Doxa Insurance Holdings, LLC	Common Stock				257,116	260	0.0	212
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	318
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	1,032
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,094
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,754	0.4	3,656
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	1,076
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	504
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	89
						1,956	0.2	1,669
Retailing
Palmetto Moon LLC	Common Stock				61	—	—	—
Matilda Jane Holdings, Inc.	Preferred Stock				2,587,855	—	—	—
MeriCal, LLC	Preferred Stock				521	103	—	—
MeriCal, LLC	Common Stock				5,334	—	—	—
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,113
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	1,001
						1,602	0.3	2,114

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	—	—
Software & Services
Certify, Inc.	Common Stock				841	246	0.0	246
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	616
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,185
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	570
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	377
						2,895	0.5	2,994
Transportation
Xpress Global Systems, LLC (12)	Common Stock				12,544	—	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						$96,070	14.0%	$100,607
Total United States						$1,410,143	189.6%	$1,385,759
Canada
Debt Investments
Health Care Equipment & Services
VetStrategy (11)	Unsecured Debt	C + 1050 PIK	15.88%	03/2031	C$3,506	$2,683	0.4	$2,582
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	12.39%	07/2027	C$1,686	1,240	0.2	1,254
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	12.38%	07/2027	C$1,681	1,290	0.2	1,250
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 700 (100 Floor)	12.39%	07/2027	C$4,881	3,833	0.5	3,630
VetStrategy (11)	Unitranche First Lien Term Loan	C + 700 (100 Floor)	12.38%	07/2027	C$9,014	6,601	0.9	6,703

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	11.13%	07/2027	C$8,589	6,685	0.8	6,165
VetStrategy (11)	Unitranche First Lien Delayed Draw Term Loan	C + 575 (100 Floor)	11.14%	07/2027	C$6,142	4,742	0.6	4,408
					35,499	27,074	3.6	25,992
Software & Services
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.82%	07/2027	C$1,604	$1,591	0.2	$1,575
PDFTron Systems Inc. (5)(11)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.83%	07/2026	C$149	147	0.0	144
PDFTron Systems Inc. (11)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.82%	07/2027	C$519	515	0.1	510
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.82%	07/2027	C$4,925	4,882	0.7	4,836
					7,197	7,135	1.0	7,065
Telecommunication Services
Sandvine Corporation (11)	Senior Secured Second Lien Term Loan	S + 800	13.41%	11/2026	4,500	4,415	0.5	3,330
Total Debt Investments Canada						$38,624	5.1%	$36,387
Total Canada						$38,624	5.1%	$36,387
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 653	11.71%	12/2025	£6,067	$7,516	1.0%	$7,403
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 653	11.71%	12/2025	£820	991	0.1	1,001
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.69%	06/2028	£1,416	1,951	0.2	1,728
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£392	522	0.1	478
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.61%	06/2028	£11,000	13,303	1.8	13,422
					19,695	24,283	3.2	24,032
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.72%	03/2028	£4,352	$4,274	0.6	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.72%	03/2028	£9,939	9,752	1.4	9,939

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.72%	03/2028	£4,953	4,857	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(66)	—	—
					19,244	18,817	2.7	19,244
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	11.19%	08/2028	£254	314	—	311
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	11.19%	08/2028	£13,234	17,805	2.2	16,147
					13,488	18,119	2.2	16,458
Total Debt Investments United Kingdom						$61,219	8.1%	$59,734
Equity Investments
Health Care Equipment & Services
IVC Evidenisa (11)	Preferred Stock				—	894	0.2	1,631
IVC Evidenisa (11)	Common Stock				—	30	—	—
Total Equity Investments United Kingdom						924	0.2%	1,631
Total United Kingdom						$62,143	8.3%	$61,365
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.12%	02/2026	€1,868	$2,157	0.3%	$1,974
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 625	10.11%	02/2026	€6,910	7,734	1.0	7,305
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.11%	02/2026	€1,745	1,882	0.3	1,845
PharComp Parent B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan			02/2026	—	—	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600	9.89%	07/2029	€1,840	1,857	0.3	1,945
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 625	10.05%	07/2029	349	286	0.1	368
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	—	(16)	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 625	11.30%	07/2029	3,411	3,332	0.5	3,411
					16,123	17,232	2.5	16,848
Total Debt Investments Netherlands						$17,232	2.5%	$16,848
Total Netherlands						$17,232	2.5%	$16,848

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 600	9.34%	04/2026	€9,507	$10,600	1.4	$10,051
Miraclon Corporation (11)	Unitranche First Lien Term Loan	S + 625	11.08%	04/2026	€4,162	4,108	0.6	4,162
					13,669	14,708	2.0	14,213
Total Debt Investments Belgium						$14,708	2.0%	$14,213
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	91
						92	0.0	91
Total Equity Investments Belgium						$92	0.0%	$91
Total Belgium						$14,800	2.0%	$14,304
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	9.95%	03/2028	A$29,550	$21,603	2.4	$18,336
Total Debt Investments Australia						$21,603	2.4%	$18,336
Total Australia						$21,603	2.4%	$18,336
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 625 (including 150 PIK)	10.19%	08/2029	€8,862	$8,698	1.3	$9,185
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	—	(9)	(0.0)	(8)
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 PIK	13.94%	08/2030	€2,062	2,046	0.3	2,122
AX VI INV2 Holding AB (Voff) (5)(6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (including 150 PIK)	9.91%	08/2029	€1,146	1,195	0.2	1,180
Total Debt Investments Sweden						$11,930	1.8%	$12,479

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments September 30, 2023 (in thousands, except share and per share data) (Unaudited)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				11,583,011	$1,086	0.1	$926
Total Equity Investments Sweden						$1,086	0.1%	$926
Total Sweden						$13,016	1.9%	$13,405
New Zealand
Debt Investments
Software & Services
Pushpay USA, INC. (11)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.27%	05/2030	18,571	$18,021	2.5	$18,435
Pushpay USA, INC. (4)(5)(11)	Unitranche First Lien Revolver			05/2030	—	(40)	(0.0)	(11)
Total Debt Investments New Zealand						$17,981	2.5%	$18,424
Total Investments						$1,595,542	214.3%	$1,564,828

Cash Equivalents
Goldman Sachs Financial Square Government Fund						—	—	—
Cash Equivalents Total						$—	—%	$—
Investments and Cash Equivalents Total						$1,595,542	214.3%	$1,564,828

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2023, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $730,266 as of September 30, 2023.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	8.50%	-	-	-	-
SOFR (“S”)	-	5.32%	5.40%	5.47%	5.47%
CDOR (“C”)	-	5.39%	5.45%	5.51%	-
EURIBOR (“E”)	-	3.85%	3.95%	4.13%	4.23%
SONIA (“SN”)	5.19%	-	-	-	-
BBSY ("B")	-	-	4.19%	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of September 30, 2023.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 18.5% as of September 30, 2023.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange

Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 7,975	GBP 5,885	12/1/2023	$781
Wells Fargo Bank, N.A.	USD 395	GBP 294	12/1/2023	$35
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	$128
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	$1,434
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	$42
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	$10
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	$1,785
Wells Fargo Bank, N.A.	USD 1,049	CAD 1,348	7/15/2025	$47
Wells Fargo Bank, N.A.	USD 193	CAD 244	7/31/2025	$11
Wells Fargo Bank, N.A.	USD 17	CAD 22	7/31/2025	$1
Wells Fargo Bank, N.A.	USD 775	CAD 994	7/31/2025	$36
Wells Fargo Bank, N.A.	USD 933	CAD 1,192	7/31/2025	$47
Wells Fargo Bank, N.A.	USD 576	CAD 738	7/31/2025	$27
Wells Fargo Bank, N.A.	USD 622	CAD 839	7/31/2025	$1
Wells Fargo Bank, N.A.	USD 789	CAD 1,005	7/31/2025	$41
Wells Fargo Bank, N.A.	USD 1,914	CAD 2,432	7/31/2025	$104
Wells Fargo Bank, N.A.	USD 612	CAD 801	7/31/2025	$18
Wells Fargo Bank, N.A.	USD 2,214	CAD 2,792	7/31/2025	$135
Wells Fargo Bank, N.A.	USD 493	CAD 632	7/31/2025	$23
Wells Fargo Bank, N.A.	USD 635	CAD 864	7/31/2025	$(4)
Wells Fargo Bank, N.A.	USD 1,033	CAD 1,274	7/31/2025	$82
Wells Fargo Bank, N.A.	USD 325	CAD 422	7/31/2025	$12
Wells Fargo Bank, N.A.	USD 7,089	CAD 9,712	7/31/2025	$(88)
Wells Fargo Bank, N.A.	USD 1,306	CAD 1,703	7/31/2025	$42
Wells Fargo Bank, N.A.	USD 1,035	CAD 1,336	7/31/2025	$42
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	$75
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	$305
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	$250
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	$20
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	$35
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	$1,834
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	$(1)
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$1,428
Wells Fargo Bank, N.A.	USD 1,795	CAD 2,370	2/28/2031	$15
Total Foreign Currency Exchange Contracts				$8,753

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

September 30, 2023 (Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consists of deposits and cash collateral held at Wells Fargo Bank N.A. related to the Company’s credit facility. The Company holds cash and cash equivalents denominated in foreign currencies. The Company deposits its cash, cash equivalents and restricted cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023, we had sixteen investments across nine portfolio companies on non-accrual status, which represented 2.3% and 1.8% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2023 and December 31, 2022.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2023 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three and nine months ended September 30, 2023, the Company incurred administrative services expenses of $333 and $1,121, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred administrative services expenses of $329 and $987, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $587 and $511, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three and nine months ended September 30, 2023, the Company incurred management fees of $5,073 and $14,541, of which $49 and $145, respectively, were waived. For the three and nine months ended September 30, 2022, the Company incurred management fees of $4,144 and $12,235, of which $62 and $175, respectively, were waived. As of September 30, 2023 and December 31, 2022, management fees of $5,024 and $4,056, respectively, were unpaid.

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

For the three and nine months ended September 30, 2023, the Company incurred income incentive fees of $4,593 and $12,634, of which $69 and $229, respectively, were waived. For the three and nine months ended September 30, 2022, the Company incurred income incentive fees of $2,717 and $8,039, of which $45 and $474, respectively, were waived. As of September 30, 2023 and December 31, 2022, income incentive fees of $4,524 and $3,112, respectively, were unpaid.

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

For the three and nine months ended September 30, 2023, the Company recorded no capital gains incentive fees on unrealized capital appreciation. For the three and nine months ended September 30, 2022, the Company recorded a reversal of capital gains incentive fees on unrealized capital appreciation of $(3,103) and $(5,252), respectively. As of September 30, 2023 and December 31, 2022, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of September 30, 2023 and December 31, 2022, Crescent, its employees and certain officers and directors of the Company owned 2.60% and 3.10%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of September 30, 2023 and December 31, 2022, Sun Life owned 4.60% and 3.49%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes and a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, both described further in Note 6.

As further described in Note 13 "FCRD Acquisition", the Adviser paid $35,000 of cash consideration to FCRD shareholders as part of the FCRD Acquisition, a portion of which has been included in consideration paid for the net assets acquired as a deemed capital contribution to the Company.

Investments in affiliated and controlled companies

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

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,579	$—	$—	$(291)	$13,405	$947
ASP MCS Acquisition	826	221	(2)	—	(204)	841	28
Bayside Opco, LLC	—	6,385	(141)	—	285	6,529	247
GACP II, LP	4,889	—	(1,091)	—	(53)	3,745	672
Isagenix International, LLC	—	2,573	—	—	(23)	2,550	321
Slickdeals Holdings, LLC	15,433	67	(111)	—	(216)	15,173	1,410
smarTours, LLC	—	4,782	—	—	(2,899)	1,883	98
Vivid Seats Ltd.	944	—	—	—	57	1,001	—
WhiteHawk III Onshore Fund L.P.	8,871	847	—	—	(131)	9,587	1,037
Total Non-Controlled Affiliates	$43,080	$16,454	$(1,345)	$—	$(3,475)	$54,714	$4,760

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$—	$11,420	$—	$—	$(300)	$11,120	$60
ASP MCS Acquisition	1,616	262	(2)	—	(933)	943	21
Battery Solutions, Inc.	7,031	2,116	(14,712)	7,113	(1,548)	-	2,114
GACP II, LP	12,619	—	(2,617)	—	(4)	9,998	1,337
Slickdeals Holdings, LLC	15,847	64	(111)	—	(164)	15,636	851
Southern Technical Institute, Inc.	7,686	—	—	—	(7,686)	—	1,923
Vivid Seats Ltd.	922	—	—	—	4	926	—
WhiteHawk III Onshore Fund L.P.	5,980	4,710	(565)	—	175	10,300	412
Total Non-Controlled Affiliates	$51,701	$18,572	$(18,007)	$7,113	$(10,456)	$48,923	$6,718

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

The Company’s investments in controlled affiliates for the nine months ended September 30, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$241	$(52)	$—	$(525)	$11,039	$660
First Eagle Logan JV, LLC(2)	—	44,768	(683)	—	(5,383)	38,702	8,160
Loadmaster Derrick & Equipment, Inc.	—	1,807	—	—	1,859	3,666	—
OEM Group, LLC	—	9,031	(1,025)	—	567	8,573	—
Total Controlled Affiliates	$11,375	$55,847	$(1,760)	$—	$(3,482)	$61,980	$8,820

The Company’s investments in controlled affiliates for the nine months ended September 30, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$(28,970)	$(2,451)	$(73)	$7,866	$2,280
Envocore LLC	13,408	1,487	(660)	—	(2,342)	11,893	1,096
Total Controlled Affiliates	$52,768	$1,487	$(29,630)	$(2,451)	$(2,415)	$19,759	$3,376

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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2023			As of December 31, 2022
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$452,436	$444,967	$(7,469)	$312,345	$301,001	$(11,344)
Unitranche First Lien	960,404	938,892	(21,512)	842,867	824,107	(18,760)
Unitranche First Lien - Last Out	15,422	13,834	(1,588)	14,879	13,827	(1,052)
Senior Secured Second Lien	62,632	57,556	(5,076)	67,001	60,877	(6,124)
Unsecured Debt	6,476	6,324	(152)	4,984	4,533	(451)
Equity & Other	38,762	49,027	10,265	35,993	44,851	8,858
LLC/LP Equity Interests	59,410	54,228	(5,182)	13,387	13,760	373
Total investments	$1,595,542	$1,564,828	$(30,714)	$1,291,456	$1,262,956	$(28,500)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
Health Care Equipment & Services	$428,157	27.4%	$361,940	28.7%
Software & Services	324,712	20.8	268,305	21.3
Commercial & Professional Services	221,286	14.1	201,213	15.9
Consumer Services	149,059	9.5	118,898	9.4
Diversified Financials	80,752	5.2	28,975	2.3
Insurance	77,195	4.9	58,032	4.6
Retailing	54,868	3.5	54,832	4.3
Pharmaceuticals, Biotechnology & Life Sciences	54,654	3.5	55,020	4.4
Capital Goods	50,664	3.2	40,838	3.2
Automobiles & Components	36,689	2.3	38,004	3.0
Consumer Durables & Apparel	19,244	1.2	19,244	1.5
Materials	12,874	0.8	-	-
Energy	10,301	0.7	2,185	0.2
Technology, Hardware & Equipment	9,999	0.6	-	-
Food, Beverage & Tobacco	8,657	0.6	8,491	0.7
Semiconductor and Semiconductor Equipment	8,573	0.5	-	-
Household & Personal Products	7,283	0.5	-	-
Transportation	3,981	0.3	1,254	0.1
Telecommunication Services	3,330	0.2	4,061	0.3
Food & Staples Retailing	2,550	0.2	1,664	0.1
Total investments	$1,564,828	100.0%	$1,262,956	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
United States	$1,385,759	88.5%	$1,111,350	88.1%
United Kingdom	61,365	3.9	58,591	4.6
Canada	36,387	2.3	31,890	2.5
New Zealand	18,424	1.2	-	-
Australia	18,336	1.2	19,490	1.5
Netherlands	16,848	1.1	15,352	1.2
Belgium	14,304	0.9	14,166	1.1
Sweden	13,405	0.9	12,117	1.0
Total investments	$1,564,828	100.0%	$1,262,956	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$40,202	$404,765	$444,967
Unitranche First Lien	—	5,896	932,995	938,891
Unitranche First Lien – Last Out	—	—	13,834	13,834
Senior Secured Second Lien	—	1,884	55,672	57,556
Unsecured Debt	—	—	6,324	6,324
Equity & Other	—	1,192	47,835	49,027
Subtotal	$—	$49,174	$1,461,425	$1,510,599
Investments Measured at NAV (1)				54,229
Total Investments				$1,564,828

Foreign Currency Forward Contracts - Assets	—	8,846	—	8,846
Foreign Currency Forward Contracts - Liabilities	—	(93)	—	(93)

The following table presents fair value measurements of investments as of December 31, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$23,214	$277,786	$301,000
Unitranche First Lien	—	52,760	771,348	824,108
Unitranche First Lien – Last Out	—	—	13,827	13,827
Senior Secured Second Lien	—	4,291	56,586	60,877
Unsecured Debt	—	—	4,533	4,533
Equity & Other	—	944	43,907	44,851
Subtotal	$—	$81,209	$1,167,987	$1,249,196
Investments Measured at NAV (1)				13,760
Total Investments				$1,262,956

Foreign Currency Forward Contracts - Assets	—	8,154	—	8,154
Foreign Currency Forward Contracts - Liabilities	—	(157)	—	(157)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2023, based off of the fair value hierarchy as of September 30, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2023	$277,786	$771,348	$13,827	$56,586	$4,533	$43,907	$1,167,987
Amortized discounts/premiums	1,111	3,570	22	163	6	—	4,872
Paid in-kind interest	824	480	517	469	570	—	2,860
Net realized gain (loss)	(5,459)	(28)	—	(468)	—	45	(5,910)
Net change in unrealized appreciation (depreciation)	4,731	(2,771)	(535)	1,106	299	1,559	4,389
Purchases	234,911	184,181	3	3,240	916	3,314	426,565
Sales/return of capital/principal repayments/paydowns	(91,843)	(70,627)	—	(7,775)	—	(622)	(170,867)
Transfers in	1,664	46,842	—	4,061	—	—	52,567
Transfers out	(18,960)	—	—	(1,710)	—	(368)	(21,038)
Balance as of September 30, 2023	$404,765	$932,995	$13,834	$55,672	$6,324	$47,835	$1,461,425
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$(1,830)	$(2,771)	$(535)	$216	$299	$2,599	$(2,021)

During the nine months ended September 30, 2023, the Company recorded $21,038 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $52,567 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$349,740	Discounted Cash Flows	Discount Rate	7.7%	-	26.3%	(12.4%)
	23,455	Enterprise Value	Comparable EBITDA Multiple	1.9x	-	11.5x	(6.7x)
	176	Collateral Analysis	Recovery Rate			1.3%
	8,573	Discounted Cash Flows	Royalty Payment Discount Rate	6.0%	-	16.5%	(15.8%)
			Revenue Growth Rate	-2.0%	-	5.0%	(3.0%)
	5,938	Transactions Precedent	Transaction Price			N/A
	16,883	Broker Quoted	Broker Quote			N/A
	$404,765

Unitranche First Lien	$856,069	Discounted Cash Flows	Discount Rate	6.5%	-	19.4%	(12.0%)
	9,092	Enterprise Value	Comparable EBITDA Multiple	1.5x	-	14.9x	(12.0x)
	67,834	Broker Quoted	Broker Quote			N/A
	$932,995

Unitranche First Lien - Last Out	$11,805	Discounted Cash Flows	Discount Rate	10.1%	-	18.8%	(12.9%)
	2,029	Collateral Analysis	Recovery Rate			39.9%
	$13,834

Senior Secured Second Lien	$26,035	Discounted Cash Flows	Discount Rate	13.4%	-	18.1%	(15.1%)
	8,525	Enterprise Value	Comparable EBITDA Multiple	3.4x	-	9.0x	(6.2x)
	21,112	Broker Quoted	Broker Quote			N/A
	$55,672

Unsecured Debt	$5,610	Discounted Cash Flows	Discount Rate	15.3%	-	17.7%	(16.2%)
	$714	Enterprise Value	Comparable EBITDA Multiple	11.5x	-	11.5x	(11.5x)
	$6,324

Equity & Other	$392	Discounted Cash Flows	Discount Rate	20.1%	-	20.1%	(20.1%)
	47,443	Enterprise Value	Comparable EBITDA Multiple	1.9x	-	29.5x	(16.5x)
	$47,835

Total	$1,461,425

Security Type	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$201,043	Discounted Cash Flows	Discount Rate	9.4%	-	19.4%	(10.9%)
	13,593	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(9.1x)
	63,150	Broker Quoted	Broker Quote			N/A
	$277,786

Unitranche First Lien	$620,221	Discounted Cash Flows	Discount Rate	6.8%	-	15.7%	(10.8%)
	15,576	Enterprise Value	Comparable EBITDA Multiple	13.1x	-	6.8x	(11.5x)
	135,551	Broker Quoted	Broker Quote			N/A
	$771,348

Unitranche First Lien - Last Out	$11,642	Discounted Cash Flows	Discount Rate	8.4%	-	16.5%	(10.9%)
	2,185	Collateral Analysis	Recovery Rate			42.9%
	$13,827

Senior Secured Second Lien	$29,749	Discounted Cash Flows	Discount Rate	11.5%	-	26.0%	(15.6%)
	7,397	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(10.8x)
	19,440	Broker Quoted	Broker Quote			N/A
	$56,586

Unsecured Debt	$4,533	Discounted Cash Flows	Discount Rate	15.2%	-	17.3%	(16.1%)

Equity & Other	$200	Discounted Cash Flows	Discount Rate	22.1%	-	22.1%	(22.1%)
	43,311	Enterprise Value	Comparable EBITDA Multiple	10.9x	-	27.8x	(15.7x)
	396	Broker Quoted	Broker Quote			N/A
	$43,907

Total	$1,167,987

As noted above, the discounted cash flows and market multiple approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ earnings before income taxes, depreciation and amortization (“EBITDA”) and comparable market transactions. Increases and decreases in market EBITDA multiples would result in an increase or decrease in the fair value, respectively. The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.

Note 6. Debt

Debt consisted of the following (in thousands):

	September 30, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500,000	$314,750	$185,250	$314,750	$350,000	$233,000	$117,000	$233,000
SMBC Corporate Revolving Facility	385,000	252,975	132,025	252,975	350,000	241,836	108,164	241,836
Series 2020A Unsecured Notes	—	—	—	—	50,000	50,000	—	50,000
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	—	—	—	—
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	—	—	—	—
Total Debt	$1,181,600	$864,325	$317,275	$864,325	$885,000	$659,836	$225,164	$659,836

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of September 30, 2023 and December 31, 2022, the fair value of the Series 2021A Unsecured Notes was approximately $127,429 and $123,223, respectively.
(5)
As of September 30, 2023, the fair value of the FCRX Unsecured Notes was approximately $104,458.
(6)
As of September 30, 2023, the fair value of the Series 2023A Unsecured Notes was approximately $51,280.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and 2022 was 6.96% and 4.15% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and 2022 was $825,576 and $665,603 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2023 and December 31, 2022, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of September 30, 2023 and December 31, 2022, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of September 30, 2023 and December 31, 2022, deferred financing costs related to the SPV Asset Facility were $4,892 and $2,110, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of September 30, 2023 and December 31, 2022, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,875 and $2,217, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Series 2020A Unsecured Notes

On July 30, 2020, the Company completed a private offering of $50,000 aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Series 2020A Unsecured Notes”). Series 2020A Unsecured Notes were issued in two $25,000 issuances on July 30, 2020 and October 28, 2020. On July 28, 2023, Series 2020A Unsecured Notes were repaid upon the issuance of the Series 2023A Unsecured Notes, as defined below.

Series 2021A Unsecured Notes

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “Series 2021A Unsecured Notes”). The initial issuance of $50,000 of Series 2021A Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of Series 2021A Unsecured Notes closed on May 5, 2021.

The Series 2021A Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the 2026 Unsecured Notes is due and payable semiannually in arrears on February 17 and August 17 of each year.

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on an effective yield basis. As of September 30, 2023 and December 31, 2022, deferred financing costs related to the Series 2021A Unsecured Notes were $682 and $895, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

FCRX Unsecured Notes

On March 9, 2023, in connection with the FCRD Acquisition, the Company assumed $111,600 of unsecured notes (the "FCRX Unsecured Notes"). The FCRX Unsecured Notes mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The FCRX Unsecured Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The FCRX Unsecured Notes trade on the New York Stock Exchange under the trading symbol “FCRX”.

Series 2023A Unsecured Notes

On May 9, 2023, the Company completed a private offering of $50,000 aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026 ("Series 2023A Unsecured Notes"). These notes were issued immediately after the repayment of $50,000 of the Series 2020A Unsecured Notes on July 28, 2023.

The Series 2023A Unsecured Notes will mature on July 28, 2026 and may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the Series 2023A Unsecured Notes is due and payable semiannually in arrears on January 28 and July 28 of each year.

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on an effective yield basis. As of September 30, 2023 and December 31, 2022, deferred financing costs related to the Series 2023A Unsecured Notes were $220 and $0, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Borrowing interest expense	$14,429	$7,992	$40,037	$18,692
Unused facility fees	411	221	1,404	701
Amortization of financing costs	539	438	1,578	1,300
Total interest and credit facility expenses	$15,379	$8,651	$43,019	$20,693
Weighted average outstanding balance	$854,729	$694,932	825,576	665,603

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

During the nine months ended September 30, 2023 and 2022 the Company’s average USD notional exposure to foreign currency forward contracts was $99,400 and $98,738, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2023	Wells Fargo Bank, N.A.	$8,846	$(93)	$8,753	$—	$8,753
December 31, 2022	Wells Fargo Bank, N.A.	$8,154	$(157)	$7,997	$—	$7,997

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Net realized gain (loss) on foreign currency forward contracts	$-	-	$-	$24
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,994	5,699	755	11,286
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$1,994	$5,699	$755	$11,310

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023 and December 31, 2022, the Company had aggregated unfunded commitments totaling $157,365 and $158,905 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.
The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC (5)	Revolver	6/1/2026	$234	—	$—
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	2,531	6/24/2024	2,800
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	360	6/24/2028	720
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2024	1,074	8/2/2023	1,688
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	738	8/2/2027	657
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	621	—	—
Advanced Diabetes Supply (5)	Revolver	12/30/2027	350	12/30/2027	88
Advanced Web Technologies (5)	Revolver	12/17/2026	342	—	—
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	—	—
Alera Group Inc. (7)	Delayed Draw Term Loan	3/2/2024	2,025	3/2/2024	4,401
Alpine SG, LLC (5)	Revolver	11/5/2027	105	—	—
Alpine X (5)	Revolver	12/27/2027	137	—	—
Alpine X (5)	Revolver	12/27/2027	64	—	—
Ansira Partners, Inc. (13)	Delayed Draw Term Loan	12/20/2024	254	12/20/2024	254
Apps Associates LLC	Delayed Draw Term Loan	—	—	7/2/2023	900
Apps Associates LLC (5)	Revolver	7/2/2027	740	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	667	—	—
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	5/5/2024	850
Auveco Holdings (5)	Revolver	5/5/2028	540	5/5/2028	450
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	393	8/31/2029	398
AX VI INV2 Holding AB (Voff) (9)	Delayed Draw Term Loan	8/31/2029	371	8/31/2029	1,593
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	159	—	—
Bandon Fitness (Texas) Inc.	Delayed Draw Term Loan	7/27/2028	1,271	—	—
Banker's Toolbox, Inc.	Delayed Draw Term Loan	—	—	7/27/2023	4,184
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Bayside Opco, LLC	Revolver	5/31/2026	521	—	—
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	60	10/5/2024	66
Benesys Inc. (5)	Revolver	10/5/2024	96	—	—
BioAgilytix	Delayed Draw Term Loan	—	—	12/21/2023	1,865
C-4 Analytics, LLC (5)	Revolver	—	—	8/22/2023	600
CC Amulet Management, LLC (5)	Revolver	8/31/2027	247	—	—
CC Amulet Management, LLC (7)	Delayed Draw Term Loan	8/31/2027	722	—	—
Cedar Services Group, LLC (5)	Revolver	6/11/2027	802	—	—
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,974	12/9/2025	1,974
Claritas, LLC	Delayed Draw Term Loan	—	—	9/30/2023	2,450
Claritas, LLC (5)	Revolver	3/31/2026	585	3/31/2026	1,950
Consolidated Label Co., LLC (5)	Revolver	7/15/2026	650	7/15/2026	650
ConvenientMD (5)	Revolver	6/15/2027	481	—	—
CRA MSO, LLC (5)	Revolver	12/17/2024	92	12/17/2023	92
Doxa Insurance Holdings, LLC (5)	Revolver	12/4/2026	344	—	—
Eagle Midco B.V. (Avania) (9)	Delayed Draw Term Loan	7/5/2029	3,521	7/5/2029	3,545
Eagle Midco B.V. (Avania) (9)	Revolver	1/5/2029	778	1/5/2029	788
Effective School Solutions LLC (5)	Revolver	11/30/2027	812	11/30/2027	1,276
Effective School Solutions LLC (7)	Delayed Draw Term Loan	11/30/2023	2,200	11/30/2023	2,200
EMS Buyer, Inc. (5)	Revolver	11/23/2027	330	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	2,778	12/31/2025	2,778
Eshipping (7)	Delayed Draw Term Loan	11/5/2023	974	11/5/2023	1,850
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2026	806	10/30/2026	1,151
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
Evolution BuyerCo, Inc. (7)	Delayed Draw Term Loan	12/23/2023	31	12/23/2023	31
Explorer Investor, Inc. (7)	Delayed Draw Term Loan	6/28/2024	1,918	6/28/2024	2,400
First Eagle Logan JV, LLC	Partnership Interest	—	9,400	—	—
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	621	12/21/2027	448
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	7/1/2024	514	7/1/2024	1,662
Galway Borrower, LLC	Delayed Draw Term Loan	—	—	9/30/2023	134
Galway Borrower, LLC (5)	Revolver	9/30/2027	926	9/30/2027	926
Gener8, LLC (5)	Revolver	8/14/2024	300	—	—
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,611	5/4/2027	1,542
Granicus, Inc. (5)	Revolver	1/29/2027	434	1/29/2027	535
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	2,050	—	—
Guardian Access Solutions (5)	Revolver	8/1/2029	750	—	—
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	639	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	840	8/18/2024	135
Hercules Borrower LLC (5)	Revolver	12/15/2026	2,103	12/15/2026	1,985
Hercules Borrower LLC (7)	Delayed Draw Term Loan	10/7/2023	789	9/10/2023	1,092
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	15	11/3/2025	610
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	572	5/25/2023	953
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	1,155	12/9/2026	508
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,321	6/2/2028	1,511
iLending LLC (5)	Revolver	6/21/2026	718	—	—
Infobase (7)	Delayed Draw Term Loan	6/14/2024	1,850	6/14/2024	1,850
Infobase (5)	Revolver	6/14/2028	918	6/14/2028	1,450
Integrated Pain Management Medical Group, Inc. (5)	Revolver	6/17/2026	442	—	—

Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Jordan Bidco, Ltd. (9)	Delayed Draw Term Loan	8/31/2024	3,416	8/31/2024	3,692
JTM Foods LLC	Revolver	—	—	5/14/2027	347
JTM Foods LLC	Delayed Draw Term Loan	—	—	5/14/2027	250
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	797	6/17/2024	2,356
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
Learn-It Systems, LLC (5)	Revolver	3/18/2025	900	3/18/2025	283
Learn-It Systems, LLC	Delayed Draw Term Loan	—	—	5/4/2023	1,451
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Behavioral Health Solutions, LLC (7)	Delayed Draw Term Loan	3/28/2028	1,809	—	—
Lighthouse Lab Services (5)	Revolver	10/25/2027	1,381	—	—
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	1,050	2/3/2026	595
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	—	—	2/28/2023	5,101
Lion Cashmere Bidco Limited (9)	Delayed Draw Term Loan	9/23/2024	2,915	9/23/2024	2,952
List Partners, Inc. (5)	Revolver	5/1/2024	270	1/5/2023	450
Loadmaster Derrick & Equipment, Inc. (5)	Revolver	12/31/2023	225	—	—
Mann Lake Ltd. (5)	Revolver	10/4/2024	238	—	—
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2024	2,820	4/26/2024	3,690
Mario Purchaser, LLC (13)	Revolver	4/26/2028	1,044	4/26/2028	1,044
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	69	7/21/2027	129
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	2/2/2025	1,209	—	-
Minuteman Security Technologies, Inc. (5)	Revolver	2/1/2029	1,000	—	-
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC) (5)	Revolver	12/18/2026	189	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	640	6/15/2027	560
New Era Technology, Inc. (5)	Revolver	10/31/2026	228	10/31/2026	265
New Era Technology, Inc.	Delayed Draw Term Loan	—	—	10/31/2026	504
New Era Technology, Inc. (5)	Revolver	10/31/2026	486	—	—
Newcleus, LLC (5)	Revolver	8/2/2026	435	—	—
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	—	—
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	400	5/11/2027	500
Nurture Landscapes	Delayed Draw Term Loan	—	—	6/2/2028	465
Odessa Technologies, Inc. (7)	Delayed Draw Term Loan	10/19/2023	1,786	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	150	7/6/2028	500
Omni Ophthalmic Management Consultants, LLC (7)	Delayed Draw Term Loan	—	—	3/7/2024	1,500
Omni Ophthalmic Management Consultants, LLC	Revolver	—	—	5/31/2023	113
Ontario Systems, LLC	Revolver	—	—	8/30/2025	256
Painters Supply & Equipment Company	Delayed Draw Term Loan	—	—	8/10/2023	724
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	344	8/10/2027	299
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,390
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	7/8/2024	986	7/8/2024	2,626
PDFTron Systems Inc. (5)	Revolver	7/15/2026	149	—	—
PharComp Parent B.V.	Delayed Draw Term Loan	—	—	2/18/2023	1,432
PharComp Parent B.V. (10)	Delayed Draw Term Loan	—	2,838	2/18/2023	2,873
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	5/12/2024	1,892	5/12/2024	1,892
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	649	5/12/2029	811
Point Quest Acquisition, LLC (5)	Revolver	8/12/2028	286	—	—
Potter Electric Signal Company (5)	Revolver	12/19/2024	550	12/19/2024	550
PPV Intermediate Holdings LLC (Vetcor)	Delayed Draw Term Loan	—	—	2/29/2024	415
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	166
PPV Intermediate Holdings LLC (Vetcor)	Delayed Draw Term Loan	—	—	2/29/2024	234
Professional Physical Therapy	Revolver	—	—	2/28/2023	188
Premier Dental Care Management, LLC	Delayed Draw Term Loan	—	—	8/5/2023	793
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,544	8/5/2027	1,030
PromptCare Intermediate, LP	Delayed Draw Term Loan	—	—	9/1/2023	2,778
Pushpay USA, INC. (5)	Revolver	5/10/2030	1,429	—	—
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	1,531	11/26/2027	816
Pye-Barker Fire & Safety, LLC (11)	Delayed Draw Term Loan	6/15/2024	1,197	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC (5)	Revolver	10/1/2024	142	10/1/2024	75
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2026	1,812	—	—
Pye-Barker Fire & Safety, LLC (12)	Delayed Draw Term Loan	11/1/2027	873	—	—
Quorum Health Resources (5)	Revolver	5/26/2027	522	—	—
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	300	10/1/2024	258
Ruffalo Noel Levitz, LLC	Revolver	—	—	5/29/2024	75
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	420	6/14/2025	480
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	1,105	12/20/2026	650
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	6/12/2024	727	6/12/2023	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	646
Smile Doctors LLC	Delayed Draw Term Loan	—	—	12/23/2028	2,010
Smile Doctors LLC (7)	Delayed Draw Term Loan	2/24/2025	310	—	—
SolutionReach, Inc. (5)	Revolver	1/17/2024	467	—	—
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	4/25/2024	2,425
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	840
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	12/30/2023	1,275	12/30/2023	2,226
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,623	12/30/2026	528
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	1,056	5/23/2028	650
Sun Acquirer Corp.	Delayed Draw Term Loan	—	—	9/8/2027	491
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,812	9/8/2027	1,812
SuperHero Fire Protection, LLC (5)	Revolver	9/1/2026	65	—	—
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	7/8/2029	199	7/8/2029	1,961
Sydney US Buyer Corp. (3B Scientific)	Revolver	—	—	7/8/2029	654

Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	1,277	9/22/2026	259
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	11/4/2024	1,200	—	—
Technology Partners, LLC (7)	Revolver	11/16/2027	747	—	—
Technology Partners, LLC (5)	Delayed Draw Term Loan	11/16/2027	1,037	—	—
The Hilb Group, LLC (5)	Revolver	12/2/2025	265	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	111	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	12/10/2023	800	12/10/2023	1,880
The Hilb Group, LLC (5)	Revolver	12/2/2025	88	12/2/2025	113
The Mulch & Soil Company, LLC (5)	Revolver	4/30/2026	886	—	—
TMA Buyer, LLC (5)	Revolver	9/30/2027	385	—	—
Transportation Insight, LLC (5)	Revolver	12/3/2024	750	12/3/2024	750
Tricor Borrower, LLC (5)	Revolver	10/22/2026	288	—	—
Tricor Borrower, LLC (7)	Delayed Draw Term Loan	10/22/2026	691	—	—
TriStrux, LLC (5)	Revolver	12/15/2026	499	—	—
TriStrux, LLC (7)	Delayed Draw Term Loan	12/15/2026	483	—	—
Unifeye Vision Partners (5)	Revolver	9/13/2025	1,587	9/13/2025	793
Unifeye Vision Partners	Delayed Draw Term Loan	—	—	9/7/2023	1,199
United Flow Technologies	Delayed Draw Term Loan	—	—	10/29/2023	82
United Flow Technologies (5)	Revolver	10/29/2027	1,040	10/29/2027	1,600
UP Acquisition Corp. (5)	Revolver	5/23/2024	1,250	5/23/2024	807
Vital Care Buyer, LLC (5)	Revolver	10/19/2025	2,222	10/19/2025	1,852
WhiteHawk III Onshore Fund L.P.	Partnership Interest	7/5/2024	852	7/5/2024	1,700
Winxnet Holdings LLC	Revolver	—	—	6/29/2023	163
Total			$157,365		$158,905

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2023 and December 31, 2022.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
August 3, 2023	September 29, 2023	October 16, 2023	Regular	$0.41
August 3, 2023	August 31, 2023	September 15, 2023	Supplemental	$0.08
May 4, 2023	June 30, 2023	July 17, 2023	Regular	$0.41
February 16, 2023	March 31, 2023	April 17, 2023	Regular	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	Regular	$0.41
August 5, 2022	September 30, 2022	October 17, 2022	Regular	$0.41
May 3, 2022	June 30, 2022	July 15, 2022	Regular	$0.41
February 18, 2022	March 31, 2022	April 15, 2022	Regular	$0.41
November 5, 2021	September 2, 2022	September 15, 2022	Special	$0.05
November 5, 2021	June 3, 2022	June 15, 2022	Special	$0.05
November 5, 2021	March 4, 2022	March 15, 2022	Special	$0.05

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At September 30, 2023 and December 31, 2022, Crescent, Sun Life and other related parties owned 7.20% and 6.59%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2023 and December 31, 2022, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Net increase (decrease) in net assets resulting from operations	$22,621	$(2,378)	$52,979	$12,942
Weighted average common shares outstanding	37,061,547	30,887,360	35,546,270	30,887,360
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.61	$(0.08)	$1.49	$0.42

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of September 30, 2023	As of December 31, 2022
Tax Cost		$1,602,310	$1,295,847
Gross Unrealized Appreciation		$16,089	$9,274
Gross Unrealized Depreciation		(53,570)	(42,164)
	Net Unrealized Investment Appreciation (Depreciation)	$(37,481)	$(32,890)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Income tax (benefit) provision	$-	$(274)	$-	$(163)
Excise tax (benefit) provision	350	(76)	890	227
(Benefit) provision for income and excise taxes	$350	$(350)	$890	$64

As of September 30, 2023 and December 31, 2022, $910 and $657 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Benefit (provision) for taxes on realized gain on investments	$(120)	$(409)	$132	$(626)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	43	(192)	598	(20)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(77)	$(601)	$730	$(646)

As of September 30, 2023 and December 31, 2022, $473 and $91, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of September 30, 2023 and December 31, 2022, $1,240 and $899, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the nine months ended September 30,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$19.83	$21.12
Net investment income after tax	1.68	1.41
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(0.19)	(0.99)
Net increase (decrease) in net assets resulting from operations	1.49	0.42
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	(0.30)	—
Distributions declared from net investment income(2)	(1.31)	(1.38)
Effects of rounding	(0.01)	—
Total increase (decrease) in net assets	(0.13)	(0.96)
Net asset value, end of period	$19.70	$20.16
Shares outstanding, end of period	37,061,547	30,887,360
Market value, end of period	$17.10	15.02
Weighted average shares outstanding	35,546,270	30,887,360
Total return based on market value (3)	45.67%	-7.14%
Total return based on net asset value (4)	5.95%	1.99%
Ratio/Supplemental Data:
Net assets, end of period	$730,266	$622,602
Ratio of total net expenses to average net assets(5)(6)	14.27%	8.02%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.64%	3.23%
Ratio of net investment income before taxes to average net assets (6)	11.64%	9.10%
Ratio of interest and credit facility expenses to average net assets (6)	8.25%	4.31%
Ratio of net incentive fees to average net assets (6)	2.38%	0.48%
Portfolio turnover (7)	7.55%	15.98%
Asset coverage ratio	184%	189%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.30% and 8.04% for the nine months ended September 30, 2023 and 2022, respectively.
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

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase up to $20,000 of the combined company’s common stock via a share purchase program.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2023 and for the nine months ended September 30, 2023.

On November 2, 2023, the Company’s Board of Directors declared a regular fourth quarter cash dividend of $0.41 per share, which will be paid on January 16, 2024 to stockholders of record as of December 29, 2023. Additionally, the Board declared a supplemental cash dividend of $0.09 per share which will be paid on December 15, 2023 to stockholders of record as of November 30, 2023. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2023		As of December 31, 2022
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$445.0	28.4%	$301.0	23.8%
Unitranche First Lien	938.9	60.0	824.1	65.2
Unitranche First Lien - Last Out	13.8	0.9	13.8	1.1
Senior Secured Second Lien	57.6	3.7	60.9	4.8
Unsecured Debt	6.3	0.4	4.5	0.4
Equity & Other	49.0	3.1	44.9	3.6
LLC/LP Equity Interests	54.2	3.5	13.8	1.1
Total investments	$1,564.8	100.0%	$1,263.0	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
New investments at cost:
Senior Secured First Lien	$17.6	$18.4	$40.1	$62.7
Unitranche First Lien	26.9	64.5	70.3	183.0
Unitranche First Lien - Last Out	—	—	—	4.0
Senior Secured Second Lien	—	2.5	—	2.5
Unsecured Debt	0.3	0.7	0.5	0.7
Equity & Other	0.3	1.4	0.5	4.5
LLC/LP Equity Interests	—	2.3	0.8	4.7
Total	$45.1	$89.8	$112.2	$262.1
Proceeds from investments sold or repaid:
Senior Secured First Lien	$19.1	$24.7	$80.1	$62.2
Unitranche First Lien	41.4	21.6	58.2	80.5
Unitranche First Lien - Last Out	—	1.2	—	5.1
Senior Secured Second Lien	—	—	4.5	9.3
Unsecured Debt	—	—	—	1.9
Equity & Other	—	0.9	—	14.9
LLC/LP Equity Interests	1.6	11.3	1.8	32.2
Total	$62.1	$59.7	$144.6	$206.1
Net increase (decrease) in portfolio	$(17.0)	$30.1	$(32.4)	$56.0

(1)
Excludes $335.0 million of assets at cost acquired in connection with the First Eagle Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2023	As of December 31, 2022
Weighted average yield on income producing securities (at cost) (1)	11.9%	10.8%
Percentage of debt bearing a floating rate (at fair value)	98.6%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	1.4%	1.2%
Number of portfolio companies	185	129
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of September 30, 2023				As of December 31, 2022
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,463.5	97.7%	$1,435.0	98.2%	$1,216.9	98.0%	$1,190.0	98.8%
Non-Accrual	33.9	2.3%	26.6	1.8%	25.1	2.0%	14.3	1.2%
Total	$1,497.4	100.0%	$1,461.6	100.0%	$1,242.0	100.0%	$1,204.3	100.0%

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

As of September 30, 2023, we had sixteen investments across nine portfolio companies on non-accrual status, which represented 2.3% and 1.8% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2023 and December 31, 2022.

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

($ in millions)	As of September 30, 2023		As of December 31, 2022
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	11.8	0.8%	12.4	1.0%
2	1,384.9	88.5	1,087.6	86.1
3	145.7	9.3	136.7	10.8
4	22.4	1.4	26.3	2.1
5	—	0.0	—	0.0
Total	1,564.8	100.0%	1,263.0	100.0%

RESULTS OF OPERATIONS

Summary Statement of Operations

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$48.2	$29.0	$134.2	$82.1
Total net expenses	26.4	13.0	74.4	38.5
Net investment income	$21.8	$16.0	$59.8	$43.6
Net realized gain (loss) on investments and forward contracts	0.0	(2.1)	(6.3)	4.7
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	0.9	(15.6)	(1.2)	(34.7)
Net realized and unrealized gains (losses)	$0.9	$(17.7)	$(7.5)	$(30.0)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.1)	(0.7)	0.7	(0.7)
Net increase (decrease) in net assets resulting from operations	$22.6	$(2.4)	$53.0	$12.9

Investment Income

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Interest from investments	$44.6	$27.2	$123.5	$75.7
Dividend Income	3.2	1.6	9.9	6.0
Other Income	0.4	0.2	0.8	0.4
Total investment income	$48.2	$29.0	$134.2	$82.1

Interest income, which includes amortization of upfront fees, increased from $27.2 million, for the three months ended September 30, 2022, to $44.6 million for the three months ended September 30, 2023, due to a rise in benchmark rates, the FCRD Acquisition and the organic growth of our income producing portfolio. Included in interest from investments for the three months ended September 30, 2023 and 2022 are $0.5 million and $0.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $1.6 million for the three months ended September 30, 2022 to $3.2 million for the three months ended September 30, 2023 due to higher dividend distributions from our portfolio companies. For the three months ended September 30, 2023 and 2022, we recorded $0.4 million and $0.2 million of other income, respectively.

Interest income, which includes amortization of upfront fees, increased from $75.7 million, for the nine months ended September 30, 2022, to $123.5 million for the nine months ended September 30, 2023, due to a rise in benchmark rates, the FCRD Acquisition and the organic growth of our income producing portfolio. Included in interest from investments for the nine months ended September 30, 2023 and 2022 are $0.7 million and $2.1 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $6.0 million for the nine months ended September 30, 2022 to $9.9 million for the nine months ended September 30, 2023 due to higher dividend distributions from our portfolio companies. For the nine months ended September 30, 2023 and 2022, we recorded $0.8 million and $0.4 million of other income, respectively.

Expenses

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Interest and other debt financing costs	$15.4	$8.7	$43.0	$20.7
Management fees	5.1	4.1	14.5	12.2
Income based incentive fees	4.6	2.7	12.6	8.0
Capital gains based incentive fees	-	(3.0)	-	(5.3)
Professional fees	0.4	0.3	1.1	1.0
Directors’ fees	0.2	0.1	0.5	0.4
Other general and administrative expenses	0.5	0.7	2.1	2.1
Total expenses	$26.2	$13.6	$73.8	$39.1
Management fee waiver	(0.1)	(0.1)	(0.1)	(0.2)
Income based incentive fees waiver	(0.1)	(0.1)	(0.2)	(0.5)
Net expenses	$26.0	$13.4	$73.5	$38.4
Provision for income and excise taxes	0.4	(0.4)	0.9	0.1
Total	$26.4	$13.0	$74.4	$38.5

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended September 30, 2023 and 2022 interest and other debt financing costs were $15.4 million and $8.7 million, respectively. For the nine months ended September 30, 2023 and 2022 interest and other debt financing costs were $43.0 million and $20.7 million, respectively. The increase in interest and other debt financing costs was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended September 30, 2023 and 2022, we incurred management fees of $5.1 million and $4.1 million, respectively, of which $0.1 million and $0.1 million, respectively, were waived. For the nine months ended September 30, 2023 and 2022, we incurred management fees of $14.5 million and $12.2 million, respectively, of which $0.1 million and $0.2 million, respectively, were waived. The increase in net management fees was driven by growing assets under management.

Incentive Fees

For the three months ended September 30, 2023 and 2022, we incurred income based incentive fees of $4.6 million and $2.7 million, of which $0.1 million and $0.1 million, respectively, were waived. For the nine months ended September 30, 2023 and 2022, we incurred income based incentive fees of $12.6 million and $8.0 million, of which $0.2 million and $0.5 million, respectively, were waived. The increase in net incentive fees was driven by growing investment income.

For the three months ended September 30, 2023 and 2022 we recorded $0 and $(3.0) million, respectively, of capital gains based incentive fees. For the nine months ended September 30, 2023 and 2022 we recorded $0 and ($5.3) million, respectively, of capital gains based incentive fees. As of September 30, 2023 and December 31, 2022, no capital gains based incentive fees were outstanding. The fluctuation in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the three months ended September 30, 2023 and 2022, professional fees were $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, professional fees were $1.1 million and $1.0 million, respectively.

For the three months ended September 30, 2023 and 2022, other general and administrative expenses were $0.5 million and $0.7 million, respectively. For the nine months ended September 30, 2023 and 2022, other general and administrative expenses were $2.1 million and $2.1 million, respectively.

Income and Excise Taxes

For the three months ended September 30, 2023 and 2022, we expensed (reversed) income and excise taxes of $0.4 million and $(0.4) million, respectively. For the nine months ended September 30, 2023 and 2022, we expensed income and excise taxes of $0.9 million and $0.1 million, respectively.

Net Investment Income

For the three months ended September 30, 2023 and 2022, GAAP net investment income was $21.8 million or $0.59 per share and $16.0 million or $0.52 per share, respectively. For the nine months ended September 30, 2023 and 2022, GAAP net investment income was $59.8 million or $1.68 per share and $43.6 million or $1.41 per share, respectively. The increase in the per share net investment income was due to higher investment income earned year to date.

For the three months ended September 30, 2023 and 2022, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”) was $21.8 million or $0.59 per share and $13.0 million or $0.42 per share, respectively. For the nine months ended September 30, 2023 and 2022, Adjusted Net Investment Income was $59.8 million or $1.68 per share and $38.3 million or $1.24 per share, respectively. The increase in the per share Adjusted Net Investment Income was due to higher investment income earned year to date.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the three months ended September 30,				For the nine months ended September 30,
	2023		2022		2023		2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
GAAP net investment income	$21.8	$0.59	$16.0	$0.52	$59.8	$1.68	$43.6	$1.41
Capital gains based incentive fee	-	-	(3.0)	(0.10)	-	-	(5.3)	(0.17)
Adjusted Net Investment Income	$21.8	$0.59	$13.0	$0.42	$59.8	$1.68	$38.3	$1.24

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended September 30,		For the six months ended September 30,
	2023	2022	2023	2022
Realized losses on non-controlled and non-affiliated investments	$—	$(1.5)	$(6.6)	$(1.6)
Realized gains on non-controlled and non-affiliated investments	0.0	0.3	0.4	1.6
Realized losses on non-controlled and affiliated investments	—	—	—	—
Realized gains on non-controlled and affiliated investments	—	—	—	7.1
Realized losses on controlled investments	—	(0.8)	—	(2.5)
Realized gains on controlled investments	—	—	—	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	—	—	—	—
Realized losses on foreign currency transactions	(0.0)	(0.1)	(0.1)	(0.1)
Realized gains on foreign currency transactions	—	—	—	0.2
Net realized gains (losses) on investments	$(0.0)	$(2.1)	$(6.3)	$4.7
Change in unrealized depreciation on non-controlled and non-affiliated investments	(12.6)	(24.2)	(25.2)	(45.2)
Change in unrealized appreciation on non-controlled and non-affiliated investments	11.8	8.7	30.0	10.8
Change in unrealized depreciation on foreign currency translation	1.2	—	0.2	—
Change in unrealized appreciation on foreign currency translation	—	1.1	—	1.3
Change in unrealized depreciation on non-controlled and affiliated investments	(4.4)	(6.1)	(3.9)	(10.7)
Change in unrealized appreciation on non-controlled and affiliated investments	0.4	0.2	0.4	0.2
Change in unrealized depreciation on controlled and affiliated investments	(0.6)	(1.0)	(5.9)	(2.4)
Change in unrealized appreciation on controlled and affiliated investments	3.1	—	2.4	—
Change in unrealized depreciation on foreign currency forwards	—	—	—	—
Change in unrealized appreciation on foreign currency forwards	2.0	5.7	0.8	11.3
Net unrealized appreciation (depreciation) on investments	0.9	(15.6)	(1.2)	(34.7)
Net realized and unrealized gains (losses) on investments and asset acquisition	0.9	(17.7)	(7.5)	(30.0)

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

During the nine months ended September 30, 2023 and 2022, our average U.S. Dollar notional exposure to foreign currency forward contracts were $99.4 million and $98.7 million, respectively.

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

As of September 30, 2023, we had $22.8 million in cash and cash equivalents and restricted cash and cash equivalents and $317.3 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of September 30, 2023, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2023, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2023. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	September 30, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500.0	$314.7	$185.3	$314.7	$350.0	$233.0	$117.0	$233.0
SMBC Corporate Revolving Facility	385.0	253.0	132.0	253.0	350.0	241.8	108.2	241.8
Series 2020A Unsecured Notes	—	—	—	—	50.0	50.0	—	50.0
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	—	—	—	—
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	—	—	—	—
Total Debt	$1,181.6	$864.3	$317.3	$864.3	$885.0	$659.8	$225.2	$659.8

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and 2022 was 6.96% and 4.15%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and 2022 was $825.6 million and $665.6 million, respectively. As of September 30, 2023 and December 31, 2022, the weighted average cost of debt was 7.01% and 6.23%, respectively.

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

Series 2020A Unsecured Notes

On July 30, 2020, we completed a private offering of $50.0 million aggregate principal amount of 5.95% senior unsecured notes due July 30, 2023 (the “Series 2020A Unsecured Notes”). The Series 2020A Unsecured Notes were issued in two $25.0 million issuances on July 30, 2020 and October 28, 2020. On July 28, 2023, Series 2020A Unsecured Notes were repaid upon the issuance of the Series 2023A Unsecured Notes, as defined below.

Series 2021A Unsecured Notes

On February 17, 2021, we completed a private offering of $135.0 million aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “Series 2021A Unsecured Notes”). The initial issuance of $50.0 million of Series 2021A Unsecured Notes closed February 17, 2021. The issuance of the remaining $85.0 million of 2026 Unsecured Notes closed on May 5, 2021.

The Series 2021A Unsecured Notes will mature on February 17, 2026 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the Series 2021A Unsecured Notes is due and payable semiannually in arrears on February 17 and August 17 of each year.

FCRX Unsecured Notes

On March 9, 2023, in connection with the FCRD Acquisition, we assumed $111.6 million of unsecured notes ("FCRX Unsecured Notes"). The FCRX Unsecured Note mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after May 25, 2023. The FCRX Unsecured Note bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The FCRX Unsecured Note trade on the New York Stock Exchange under the trading symbol “FCRX”.

Series 2023A Unsecured Notes

On May 9, 2023, we completed a private offering of $50.0 million aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026 ("Series 2023A Unsecured Notes"). These notes were issued immediately after the repayment of $50.0 million of the Series 2020A Unsecured Notes on July 28, 2023.

The Series 2023A Unsecured Notes will mature on July 28, 2026 and may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Interest on the Series 2023A Unsecured Notes is due and payable semiannually in arrears on January 28 and July 28 of each year.

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes is presented below:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Borrowing interest expense	$14.5	$8.1	$40.0	$18.7
Unused facility fees	0.4	0.2	1.4	0.7
Amortization of financing costs	0.5	0.4	1.6	1.3
Total interest and credit facility expenses	$15.4	$8.7	$43.0	$20.7
Weighted average outstanding balance	$854.7	$694.9	825.6	665.6

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

As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 184% and 192%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023 and December 31, 2022, we had aggregate unfunded commitments totaling $157.4 million and $158.9 million, respectively.

RECENT DEVELOPMENTS

On November 2, 2023, our Board of Directors declared a regular fourth quarter cash dividend of $0.41 per share, which will be paid on January 16, 2024 to stockholders of record as of December 29, 2023. Additionally, our Board declared a supplemental cash dividend of $0.09 per share which will be paid on December 15, 2023 to stockholders of record as of November 30, 2023. The supplemental dividend is calculated as 50% of net investment income in excess of our regular dividend, subject to certain measurement tests and rounded to the nearest penny.

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

As of September 30, 2023, 98.6% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	16.1	5.7	10.4
Up 75 basis points	12.1	4.3	7.8
Up 50 basis points	8.0	2.8	5.2
Up 25 basis points	4.0	1.4	2.6
Down 25 basis points	(4.0)	(1.4)	(2.6)
Down 50 basis points	(8.0)	(2.8)	(5.2)
Down 75 basis points	(12.1)	(4.3)	(7.8)
Down 100 basis points	(16.1)	(5.7)	(10.4)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of September 30, 2023, we had £23.0 million, €17.8 million, CAD $30.7 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £23.0 million, €18.3 million, CAD $30.7 million, AUD $29.2, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Sun Life Purchase Program

In connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase up to $20,000 of the Company’s common stock via a share purchase program. The Sun Life purchase program, which commenced on June 20, 2023, purchased 629,428 shares of our common stock at an average price per share (inclusive of commissions paid) of $15.89 (totaling $10.0 million) through September 30, 2023. Purchases of our common stock pursuant to the Sun Life purchase program are subject to certain conditions as set forth in the program and are conducted in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Crescent Capital BDC, Inc.

Date: November 8, 2023	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 8, 2023	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

t