Form 10-K
period 2023-12-31
Crescent Capital BDC, Inc.
filed 2024-02-21
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at February 21, 2024 was 37,061,547

The aggregate market value of the voting common equity held by non-affiliates of the registrant, was $292.7 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

CRESCENT CAPITAL BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

•
We may not replicate the historical performance achieved by Crescent.
•
The Adviser, the investment committee of the Adviser, Crescent and their affiliates, officers, directors and employees may face certain conflicts of interest.
•
Conflicts may arise related to other arrangements with Crescent and the Adviser and other affiliates.
•
Our ability to enter into transactions with our affiliates is restricted.
•
We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.
•
Our ability to grow depends on our ability to raise capital.
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
•
There is a risk that investors in our Common Shares may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.
•
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

Risks Relating to Our Investments

•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing NAV through increased net unrealized depreciation.
•
We will be subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity.
•
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

•
We typically invest in middle-market companies, which involves higher risk than investments in large companies.
•
Our investments may be risky, and we could lose all or part of our investment.
•
We may invest in high yield debt, or junk bonds, which has greater credit and liquidity risk than more highly rated debt obligations.
•
Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•
The disposition of our investments may result in contingent liabilities.
•
Our subordinated investments may be subject to greater risk than investments that are not similarly subordinated.
•
When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our investment in such portfolio company.
•
Our portfolio companies may be highly leveraged.
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
•
Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.
•
Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation risk and periodic downturn.

Risks Relating to Our Common Stock

•
Investing in our common shares may involve an above average degree of risk.
•
Certain investors will be subject to Exchange Act filing requirements.
•
Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.
•
The market price of our common stock may fluctuate significantly.
•
Common stockholders who participate in the distribution reinvestment play may increase their risk of overconcentration.
•
Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
•
Our future credit ratings may not reflect all risks of an investment in our debt securities.
•
Provisions of the Maryland General Corporation Law and of the Charter and the Bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
•
We incur significant costs as a result of being a publicly traded company.

General Risk Factors

•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
We may experience fluctuations in our quarterly operating results.
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

FCRD Acquisition

On March 9, 2023, we completed the previously announced acquisition of First Eagle Alternative Capital BDC, Inc. ("FCRD"), a Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 3, 2022 (the "FCRD Acquisition"). The board of directors of both companies each unanimously approved the FCRD Acquisition and on March 7, 2023, FCRD’s stockholders approved the merger. In accordance with the terms of the Merger Agreement, holders of shares of FCRD’s common stock had their shares of FCRD common stock converted to the right to receive, in the aggregate, approximately (1) $8.6 million in cash payable by the Company, (2) 6,174,187 validly issued, fully paid and non-assessable shares of our common stock, and (3) $35.0 million in cash payable by the Adviser. This transaction resulted in our then-existing stockholders owning approximately 83% and FCRD’s then-existing stockholders owning approximately 17% of our common stock.

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

On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver became effective on July 31, 2021 and, pursuant to an extension of the waiver announced on October 4, 2022, continued through December 31, 2023. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued as a result of its investments in GACP II LP, WhiteHawk III Onshore

Fund LP and Freeport Financial SBIC Fund LP.

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

Term

The Investment Advisory Agreement has been unanimously approved by the Board. Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect until January 5, 2025 and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment (as defined in the 1940 Act). The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—We are dependent upon key personnel of Crescent and the Adviser.”

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

Regulation as a Business Development Company

We are regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending primarily to private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. Prior to February 3, 2020, which is the date of our listing on NASDAQ, our stock was privately held.

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

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. In accordance with applicable SEC staff guidance and interpretations, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

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

Our Board has the authority, except as otherwise provided in the 1940 Act or state law, as described below, to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without stockholder approval. Pursuant to Rule 35d-1 under the 1940 Act, we may not change our investment strategy with respect to 80% of our total assets without 60 days’ prior notice to stockholders. If we operate as a diversified management investment company for a period of three or more years, we will not resume operation as a non-diversified management investment company without prior stockholder approval. Additionally, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our operating policies and strategies would have on our business, operating results and the market price of our Common Shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our common stockholders.

A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

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

However, if we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility. In addition to these and other requirements applicable to us, our investment adviser is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or our investment adviser operates, it could adversely affect our business.

We are dependent upon key personnel of Crescent and the Adviser.

We do not have any internal management capacity or employees. Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the diligence, skill and network of business contacts of Crescent’s senior professionals. We expect that these senior professionals will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our Investment Advisory Agreement. We can offer no assurance, however, that Crescent’s senior professionals will continue to provide investment advice to us. If these individuals do not maintain their employment or other relationships with Crescent and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us. The departure or misconduct of any of these individuals, or of a significant number of the investment professionals of Crescent, could have a material adverse effect on our business, financial condition or results of operations.

The Adviser is an affiliate of Crescent and depends upon access to the investment professionals and Crescent’s other resources to fulfill its obligations to us under the Investment Advisory Agreement. The Adviser will also depend upon such investment professionals to obtain access to deal flow generated by Crescent. In addition, we cannot assure you that an affiliate of Crescent will remain our investment adviser or that we will continue to have access to Crescent’s investment professionals or its information and deal flow.

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

The Adviser’s investment committee, which provides oversight over our investment activities, is provided to us by our investment adviser under the Investment Advisory Agreement. The loss of any member of the Adviser’s investment committee or of Crescent’s other senior professionals would limit our ability to achieve our investment objectives and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

We will not provide key person life insurance for any of our key personnel. Further, we depend upon Crescent to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Crescent fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s senior professionals have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities in the future. There can be no assurance that Crescent will replicate its historical ability to generate investment opportunities, and we caution you that our investment returns could be substantially lower than the returns achieved by other Crescent-managed funds.

We may not replicate the historical performance achieved by Crescent.

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of our investment adviser’s investment committee or by Crescent. Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate the historical performance of Crescent or the historical performance of investment funds, accounts or other investment vehicles that are or have been managed by members of the Adviser’s investment committee or by Crescent or its employees, and we caution investors that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that the Adviser will be able to continue to implement our investment objectives with the same degree of success that it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

We depend on Crescent to manage our business effectively.

Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on Crescent’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon Crescent’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Crescent’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or which may be adverse to the interests of, us or our stockholders. For example, Crescent has, and will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by Crescent and its affiliates, for capital and investment opportunities. As a result, members of the Adviser’s investment committee who are affiliated with Crescent will face conflicts in the allocation of investment opportunities among us, and other investment funds, accounts and investment vehicles managed by Crescent and its affiliates and may make certain investments that are appropriate for us but for which we receive a relatively small allocation or no allocation at all. Crescent intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time and we may not be given the opportunity to participate in investments made by investment funds managed by Crescent or its affiliates and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. We consider the Adviser and its affiliates, including Crescent, to be our affiliates for such purposes. In addition, any person that is an affiliate of ours for purposes of the 1940 Act generally is prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to us, absent the prior approval of our independent directors and, in some cases, of the SEC. We consider the Adviser and its affiliates, including Crescent, to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. If we are prohibited by applicable law from investing alongside Crescent’s investment funds, accounts and investment vehicles with respect to an investment opportunity, we may not be able to participate in such investment opportunity.

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

Crescent has been granted exemptive relief from the SEC, upon which we and the Adviser may rely, which permits greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Crescent in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Crescent may afford us additional investment opportunities and an ability to achieve a more varied portfolio. Accordingly, our exemptive order permits us to invest with investment funds, accounts and investment vehicles managed by Crescent in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. The exemptive relief permitting co-investment transactions generally applies only if our independent directors and directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief provides that, if the size of a co-investment opportunity is insufficient to meet our and the other Crescent funds’ desired level of participation in full, allocations will generally be made pro rata based on capital available for investment, as determined, in our case, by our Board as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by Crescent. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Our ability to sell or otherwise exit investments also invested in by other Crescent investment vehicles is restricted.

We may be considered affiliates with respect to certain of our portfolio companies because our affiliates, which may include certain investment funds, accounts or investment vehicles managed by Crescent, also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited. Crescent has obtained exemptive relief from the SEC in relation to certain joint transactions upon which we and the Adviser may rely; however, there is no assurance that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

Conflicts of interest may be created by the valuation process for certain portfolio holdings.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our investment adviser, as the Board of Directors’ valuation designee, will determine the fair value of these loans and securities as described above in “—Risks Relating to our Business and Structure—Most of our portfolio investments will not be publicly traded and, as a result, the fair value of these investments may not be readily determinable.” Each of the interested members of our Board has an indirect pecuniary interest in our investment adviser. The participation of our investment adviser’s investment professionals in our valuation process, and the pecuniary interest in our investment adviser by certain members of our Board, could result in a conflict of interest as our investment adviser’s management fee is based, in part, on the value of our net assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.

A number of entities compete with us to make the types of investments that we make and plan to make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

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

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance any future debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations. We intend to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our common stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any.

In addition, we may borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to obtain lines of credit or issue senior securities at all or on terms acceptable to us.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any. Additionally, we invest in unitranche loans (loans that combine both senior and subordinated debt, generally in a first lien position), which may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case the “first out” portion of the loan would generally receive priority with respect to repayment of principal, interest and any other amounts due thereunder over the “last out” portion of the loan that we would continue to hold.

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

We have elected to be treated as a RIC under the Code and intend to operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute (or are deemed to distribute) to our common stockholders as dividends on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any) to our common stockholders on an annual basis (the “Annual Distribution Requirement”). We have the ability to pay a large portion of our distributions in shares of our stock, and as long as a portion of such distribution is paid in cash and other requirements are met, such distributions will be taxable as a dividend for U.S. federal income tax purposes. This may result in our U.S. stockholders having to pay tax on such dividends, even if no cash is received, and may result in our non-U.S. stockholders being subject to withholding tax in respect of amounts distributed in our stock. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The Annual Distribution Requirement will be satisfied if we distribute dividends to our common stockholders in respect of each taxable year of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for each calendar year and (3) any income realized, but not distributed, in preceding years (to the extent that U.S. federal income tax was not imposed on such amounts) less certain over-distributions in the prior year (collectively, the “Excise Tax”). Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the

Investment Company Act and are subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (i) be required to pay the Excise Tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

To qualify as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year (the “90% Income Test”) and asset diversification requirements at the end of each calendar quarter (the “Diversification Tests”). Failure to meet these tests may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies and are generally illiquid, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our common stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our common stockholders.

The 90% Income Test will be satisfied if we earn at least 90% of our gross income each taxable year from distributions, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act and BDCs, such as us, are also currently subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so. The SEC has adopted Rule 12d1-4 under the 1940 Act. Subject to certain conditions, Rule 12d1-4 provides an exemption to permit registered investment companies and BDCs to invest in the securities of other registered investment companies and BDCs in excess of the limits currently prescribed by the 1940 Act.

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

For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan principal balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

Since in certain cases we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. Such a failure could have a material adverse effect on us and on any investment in us.

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
•
for accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact;
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

We have entered, and in the future may enter into, one or more credit facilities. The closing of any additional credit facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such credit facility. If we obtain any additional credit facilities, we intend to use borrowings under such credit facilities to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close such additional credit facilities or obtain other financing.

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

In addition to regulatory or existing credit facility requirements that restrict our ability to raise capital, any future debt facilities may contain various covenants that, if not complied with, could accelerate repayment under such debt facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Agreements covering our current credit facility require and future governing any debt facilities may require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•
restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•
restrictions on our ability to incur liens; and
•
maintenance of a minimum level of stockholders’ equity.

Our compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with an obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

Accordingly, there are no assurances that we will be able to comply with the covenants in our credit facilities or any debt facilities we enter into. Failure to comply with these covenants could result in a default under these debt facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we have borrowed from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have and may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our credit facilities and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to stockholders or on terms that would not require us to breach the terms and conditions of our future debt agreements.

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

Our debt investments are generally based on floating rates, such as Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. In December 2023, the Federal Reserve voted to pause interest rate hikes. Federal Reserve officials indicated that interest rate reductions may be warranted in 2024. There is no guarantee that the Federal Reserve will reduce rates in 2024, especially if inflation increases again.

If the Federal Reserve resumes increases to interest rates, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of Incentive Fees payable to our Adviser with respect to the portion of the Incentive Fee based on income.

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

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Crescent also recognizes the importance of considering ESG factors in the investment-decision making process in accordance with its ESG policy.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing European Union (“EU”) labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has proposed rules that would require additional disclosures about ESG investment practices by investment advisers and certain funds, including BDCs. The SEC has also proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of these proposed rules and when they would become effective (if at all). Compliance with these proposed rules may be onerous and expensive. Further, compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. Our Company and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Additionally, legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our common stockholders, or our portfolio companies. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our common stockholders of such qualification or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We may be obligated to pay the Adviser certain fees even if we incur a loss.

The Adviser is entitled to incentive fees for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any incentive fees and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive fees for a fiscal quarter even if there is a decline in the value of our portfolio or the net asset value of our Common Shares or we incur a net loss for that quarter.

If a portfolio company defaults on a loan that is structured to provide interest, it is possible that accrued and unpaid interest previously used in the calculation of incentive fees will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of incentive fees it received that was based on accrued income that we never receive.

There is a risk that investors in our Common Shares may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We make distributions to our common stockholders out of assets legally available for distribution. There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital to stockholders or offering proceeds, and we have no limits on the amounts we may pay from such sources. In addition, distributions may also be funded in significant part, directly or indirectly, from temporary waivers or expense reimbursements borne by our investment adviser or its affiliates, that may be subject to reimbursement to our investment adviser or its affiliates. The repayment of any amounts owed to the Adviser or our affiliates will reduce future distributions to which you would otherwise be entitled. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in its reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.

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

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offerings. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your Common Shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursement waivers from the investment adviser or the administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this registration statement. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the sole discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our common stockholders in the future. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Stockholders should understand that any distributions made from sources other than cash flow from operations or relying on expense reimbursement waivers, if any, from the Adviser or our administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or our administrator continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Stockholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and our administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Our Adviser and administrator each have the ability to resign on 120 days’ and 60 days’ notice, respectively, and we may not be able to find a suitable replacement within that time, resulting in a disruption in operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right under the Investment Advisory Agreement to resign as our investment adviser at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. Similarly, our administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser or administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or 60 days, respectively, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our common stockholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with Crescent, including the use of its communication and information systems, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us by Crescent, and we would be required to change our name, which may have a material adverse impact on our operations.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1993, as amended (the “Securities Act”) the for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

We may not be able to obtain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Risks Relating to Our Investments

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

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the U.S. Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates.”

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

Our investments may be risky and we could lose all or part of our investment.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services). Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. While the debt we invest in is often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of the loan should we be forced to enforce our remedies.

Some of the loans in which we may invest directly or indirectly through investments in CDOs, CLOs or other types of structured entities may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. Furthermore, we will generally not have direct rights against the underlying borrowers or entities that sponsor CLOs, which means we will not be able to directly enforce any rights and remedies in the event of a default of a loan held by a CLO vehicle. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.

We also may invest in assets other than first and second lien and subordinated debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

We may invest in high yield debt, or below investment grade securities, which has greater credit and liquidity risk than more highly rated debt obligations.

We may also invest in debt securities which will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Bonds that are rated below investment grade are sometimes referred as “high yield bonds” or “junk bonds.” Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company. Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the management fee and incentive fees to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management fee and incentive fees due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans that were not originated by us or our investment adviser. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributed payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

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

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

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

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt investments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our investment in such portfolio company.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

The due diligence process that the Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

The Adviser’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, the Adviser will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of the Adviser’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we and the Adviser are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns that it expects on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

We may not realize anticipated gains on the equity interests in which we invest.

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

The effect of global climate change may impact the operations of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends.

Risks Relating to Our Common Stock

Investing in our common shares may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal, including the risk that the investor may lose their entire investment. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our common stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining its filing obligations and preparing the filings. In addition, our common stockholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

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

No stockholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the Investment Company Act and Maryland law, such mergers will not require stockholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of our NAV per share of the Fund or are otherwise required to be approved under Maryland law. These mergers may involve funds managed by affiliates of our investment adviser. Subject to stockholder approval, the Board may also seek to convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident stockholders.

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

Common stockholders who participate in the distribution reinvestment plan may increase their risk of overconcentration.

Common stockholders who opt in to our distribution reinvestment plan will have any cash distributions otherwise payable to them automatically reinvested in additional shares of our common stock. This may increase such stockholder’s ownership percentage in us and could increase such stockholder’s risk of overconcentration.

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

Our future credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our future credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

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

We incur significant costs as a result of being a publicly traded company.

As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the Nasdaq Global Select Market. For example, the listing standards of the national securities exchanges require us to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.

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

General Risk Factors

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

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our ability and our portfolio companies to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on our respective assets as a result of a bank agreeing to provide financing.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The impact of events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new credit or other borrowing facility, obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect the NAV of our Common Shares and our ability to pay dividends to our common stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to it by third-party service providers. We, our investment adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company is externally managed by the Adviser and has no employees or internal information systems. Thus, the Company relies on the Adviser and the Administrator, their parent company, Crescent, as well as the custodian and other service providers to protect the Company’s information from cybersecurity threats. The Company’s chief compliance officer (the “CCO”), together with Crescent’s Head of Information Technology, oversee the Company's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board of Directors. Crescent uses various security tools and procedures that help the Company identify, escalate, investigate, resolve and recover from cybersecurity incidents in a timely manner.

The CCO and Crescent also review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems which have the potential to subject the Company to information technology vulnerabilities and receive reports from the Company’s service providers regarding any cybersecurity threats and incidents. As part of the oversight of the Company’s key service providers, Crescent engages a third-party consultant to conduct a cybersecurity assessment and preparedness analysis on such service providers on an annual basis. The CCO and the Head of Information Technology provide regular reports to the Board of Directors regarding significant risks to the Company, including, among others, those relating to cybersecurity. In addition, the CCO informs the Board of Directors regarding material cybersecurity matters as they arise. The Company has also adopted policies and procedures designed to ensure the timely disclosure of any material cybersecurity incidents.

Crescent follows National Institute of Standards and Technology standards for cybersecurity risk management and has put policies, controls and multiple layers of security in place to safeguard its systems and data, including those of the Company. In particular, Crescent deploys specialized security technology and operational controls including, but not limited to firewalls, anti-virus systems, multi-factor authentication, restricted access, and electronic surveillance/monitoring. Crescent conducts regular testing to assess information technology vulnerabilities and employee cybersecurity awareness, utilizes third-party technology solutions for real-time vulnerability management, and engages third-party consultants to conduct cybersecurity assessment and preparedness analyses periodically. Crescent also requires all employees, including those of the Adviser and the Administrator, to complete comprehensive cybersecurity training at least annually.

Crescent’s Head of Information Technology has over 30 years of experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Our CCO has over 15 years of experience advising on and managing compliance risks, including those related to cybersecurity, and developing and implementing policies and procedures to address such risks. Team members who support our information security and compliance programs also have relevant educational and industry experience.

Since our commencement of operations, we have not experienced a material cybersecurity incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition.

See “Item 1A. Risk Factors— Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of its confidential information and/or damage to its business relationships”

ITEM 2. PROPERTIES

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

The following table sets forth, for each fiscal quarter during the last three most recently completed fiscal years, the range of high and low sales prices of the common stock as reported on NASDAQ, the premium (discount) of sales price to our net asset value, or NAV, and the distributions declared by us for each fiscal quarter.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net	Low Sales Price Premium (Discount) to Net	Cash Dividend
Period	Value (1)	High	Low	Asset Value (2)	Asset Value (2)	Per Share (3)
Year ended December 31, 2021
First Quarter	$20.24	$18.17	$14.72	(10.2)%	(27.3)%	$0.41
Second Quarter	$20.98	$19.95	$17.05	(4.9)%	(18.7)%	$0.41
Third Quarter	$21.16	$19.33	$18.40	(8.6)%	(13.0)%	$0.41
Fourth Quarter	$21.12	$20.90	$17.60	(1.0)%	(16.7)%	$0.61	(4)
Year ended December 31, 2022
First Quarter	$21.18	$18.47	$17.16	(12.8)%	(19.0)%	$0.41
Second Quarter	$20.69	$18.05	$15.28	(12.8)%	(26.1)%	$0.41
Third Quarter	$20.16	$18.10	$15.02	(10.2)%	(25.5)%	$0.41
Fourth Quarter	$19.83	$14.92	$12.77	(24.8)%	(35.6)%	$0.41
Year ended December 31, 2023
First Quarter	$19.38	$15.79	$13.26	(18.5)%	(31.6)%	$0.41
Second Quarter	$19.58	$15.14	$13.23	(22.7)%	(32.4)%	$0.41
Third Quarter	$19.70	$17.43	$15.59	(11.5)%	(20.9)%	$0.49	(5)
Fourth Quarter	$20.04	$17.95	$15.45	(10.4)%	(22.9)%	$0.50	(6)
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
(5)
Consists of a regular quarterly dividend of $0.41 per share and supplemental dividend of $0.08 per share which was declared on August 3, 2023 and payable on September 15, 2023 to stockholders of record as of August 31, 2023.
(6)
Consists of a regular quarterly dividend of $0.41 per share and supplemental dividend of $0.09 per share which was declared on November 2, 2023 and payable on December 15, 2023 to stockholders of record as of November 30, 2023.

The last reported price for our common stock on February 20, 2024 was $16.39 per share, which represented a (18.2)% discount to our NAV as of December 31, 2023.

Stock Performance Graph

This graph compares the stockholder return on our common stock from February 3, 2020 (the date our common stock commenced trading on NASDAQ) to December 31, 2023 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. This graph assumes that on February 3, 2020, $100 was invested in our common stock, Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
CCAP
S&P 500
Russell 2000 Financial Services
S&P BDC Index

Holders

As of December 31, 2023, there were 34 holders of record of our common stock (excluding Cede & Co).

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

The following tables summarize our dividends declared and payable for the years ended December 31, 2023, 2022, and 2021:

($ in millions except per share amounts)

Date Declared	Record Date	Payment Date (1)	Per Share Amount	Total Amount
November 2, 2023	December 29, 2023	January 16, 2024	$0.41	$15.2
November 2, 2023	November 30, 2023	December 15, 2023	$0.09	$3.3
August 3, 2023	September 29, 2023	October 16, 2023	$0.41	$15.2
August 3, 2023	August 31, 2023	September 15, 2023	$0.08	$3.0
May 4, 2023	June 30, 2023	July 17, 2023	$0.41	$15.2
February 16, 2023	March 31, 2023	April 17, 2023	$0.41	$15.2
November 4, 2022	December 31, 2022	January 17, 2023	$0.41	$12.6
August 5, 2022	September 30, 2022	October 17, 2022	$0.41	$12.6
May 3, 2022	June 30, 2022	July 15, 2022	$0.41	$12.6
February 18, 2022	March 31, 2022	April 15, 2022	$0.41	$12.6
November 5, 2021	September 2, 2022	September 15, 2022	$0.05	$1.5
November 5, 2021	June 3, 2022	June 15, 2022	$0.05	$1.5
November 5, 2021	March 4, 2022	March 15, 2022	$0.05	$1.5
November 5, 2021	December 31, 2021	January 17, 2022	$0.41	$12.6
November 5, 2021	December 3, 2022	December 15, 2021	$0.05	$1.5
August 6, 2021	September 30, 2021	October 15, 2021	$0.41	$11.5
May 10, 2021	June 30, 2021	July 15, 2021	$0.41	$11.5
February 22, 2021	March 31, 2021	April 15, 2021	$0.41	$11.5
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. In this report, “we,” “us,” “our” and “Company” refer to Crescent Capital BDC, Inc. and its consolidated subsidiaries.

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

FCRD Acquisition

On March 9, 2023, we completed the previously announced acquisition of First Eagle Alternative Capital BDC, Inc. ("FCRD"), a Delaware corporation, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 3, 2022 (the "FCRD Acquisition"). The board of directors of both companies each unanimously approved the FCRD Acquisition and on March 7, 2023, FCRD’s stockholders approved the merger. In accordance with the terms of the Merger Agreement, holders of shares of FCRD’s common stock had their shares of FCRD common stock converted to the right to receive, in the aggregate, approximately (1) $8.6 million in cash payable by the Company, (2) 6,174,187 validly issued, fully paid and non-assessable shares of our common stock, and (3) $35.0 million in cash payable by the Adviser. This transaction resulted in our then-existing stockholders owning approximately 83% and FCRD’s then-existing stockholders owning approximately 17% of our common stock.

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

In accordance with applicable SEC staff guidance and interpretations, effective May 5, 2020 with stockholder approval, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2023		As of December 31, 2022
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$429.2	27.0%	$301.0	23.8%
Unitranche First Lien	973.9	61.5	824.1	65.2
Unitranche First Lien - Last Out	13.5	0.9	13.8	1.1
Senior Secured Second Lien	58.2	3.7	60.9	4.8
Unsecured Debt	4.1	0.3	4.5	0.4
Equity & Other	50.1	3.2	44.9	3.6
LLC/LP Equity Interests	53.1	3.4	13.8	1.1
Total investments	$1,582.1	100.0%	$1,263.0	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the years ended
	December 31, 2023(1)	December 31, 2022
New investments at cost:
Senior Secured First Lien	$65.7	$70.9
Unitranche First Lien	131.4	220.5
Unitranche First Lien - Last Out	—	4.0
Senior Secured Second Lien	—	2.7
Unsecured Debt	0.5	0.7
Equity & Other	2.3	4.5
LLC/LP Equity Interests	0.8	4.7
Total	$200.7	$308.0
Proceeds from investments sold or repaid:
Senior Secured First Lien	$123.1	$95.5
Unitranche First Lien	96.6	102.3
Unitranche First Lien - Last Out	—	5.1
Senior Secured Second Lien	4.5	9.3
Unsecured Debt	2.6	1.9
Equity & Other	0.9	16.7
LLC/LP Equity Interests	3.5	46.8
Total	$231.2	$277.6
Net increase (decrease) in portfolio	$(30.5)	$30.4

(1)
Excludes $335.0 million of assets at cost acquired in connection with the FCRD Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of December 31, 2023	As of December 31, 2022
Weighted average yield on income producing securities (at cost) (1)	11.9%	10.8%
Percentage of debt bearing a floating rate (at fair value)	98.7%	98.8%
Percentage of debt bearing a fixed rate (at fair value)	1.3%	1.2%
Number of portfolio companies	186	129
(1)
Yield excludes investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of December 31, 2023				As of December 31, 2022
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,464.2	98.0%	$1,450.5	98.1%	$1,216.9	98.0%	$1,190.0	98.8%
Non-Accrual	30.6	2.0%	28.4	1.9%	25.1	2.0%	14.3	1.2%
Total	$1,494.8	100.0%	$1,478.9	100.0%	$1,242.0	100.0%	$1,204.3	100.0%

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

As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2023 and 2022.

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

($ in millions)	As of December 31, 2023		As of December 31, 2022
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	16.2	1.0%	12.4	1.0%
2	1,366.4	86.4	1,087.6	86.1
3	175.4	11.1	136.7	10.8
4	24.1	1.5	26.3	2.1
5	—	0.0	—	0.0
Total	1,582.1	100.0%	1,263.0	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the years ended December 31,
	2023	2022
Total investment income	$184.1	$116.7
Total net expenses	101.6	57.0
Net investment income	$82.5	$59.7
Net realized gain (loss) on investments and forward contracts	(12.9)	4.9
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	13.2	(48.3)
Net realized and unrealized gains (losses)	$0.3	$(43.4)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	1.0	(0.8)
Net increase (decrease) in net assets resulting from operations	$83.8	$15.5

Investment Income

(in $ millions)	For the years ended December 31,
	2023	2022
Interest from investments	$169.8	$108.5
Dividend Income	13.3	7.7
Other Income	1.0	0.5
Total investment income	$184.1	$116.7

Interest income, which includes amortization of upfront fees, increased from $108.5 million, for the year ended December 31, 2022, to $169.8 million for the year ended December 31, 2023, due to a rise in benchmark rates, the FCRD Acquisition and the organic growth of our income producing portfolio. Included in interest from investments for the years ended December 31, 2023 and 2022 are $1.8 million and $2.4 million of accelerated accretion of OID related to paydown activity, respectively.
Dividend income increased from $7.7 million for the years ended December 31, 2022 to $13.3 million for the year ended December 31, 2023 due to higher dividend distributions from our portfolio companies. For the years ended December 31, 2023 and 2022, we recorded $1.0 million and $0.5 million of other income, respectively.

Expenses

(in $ millions)	For the years ended December 31,
	2023	2022
Interest and other debt financing costs	$58.7	$31.9
Management fees	19.6	16.3
Income based incentive fees	17.5	11.2
Capital gains based incentive fees	-	(6.3)
Professional fees	1.6	1.3
Directors’ fees	0.6	0.5
Other general and administrative expenses	2.8	2.6
Total expenses	$100.8	$57.5
Management fee waiver	(0.2)	(0.2)
Income based incentive fees waiver	(0.3)	(0.5)
Net expenses	$100.3	$56.8
Provision for income and excise taxes	1.3	0.2
Total	$101.6	$57.0

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the years ended December 31, 2023 and 2022 interest and other debt financing costs were $58.7 million and $31.9 million, respectively. The increase in interest and other debt financing costs was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the years ended December 31, 2023 and 2022, we incurred management fees of $19.6 million and $16.3 million, respectively, of which $0.2 million and $0.2 million, respectively, were waived. The increase in net management fees was driven by growing assets under management.

Incentive Fees

For the years ended December 31, 2023 and 2022, we incurred income based incentive fees of $17.5 million and $11.2 million, of which $0.3 million and $0.5 million, respectively, were waived. The increase in net incentive fees was driven by growing pre-incentive fee net investment income.

For the years ended December 31, 2023 and 2022 we recorded (reversed) $0 and ($6.3) million, respectively, of capital gains based incentive fees. As of December 31, 2023 and 2022, no capital gains based incentive fees were outstanding. The fluctuation in accumulated incentive fees on cumulative unrealized capital appreciation was attributable to the inception to date performance of the investment portfolio.

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

For the years ended December 31, 2023 and 2022, professional fees were $1.6 million and $1.3 million, respectively.

For the years ended December 31, 2023 and 2022, other general and administrative expenses were $2.8 million and $2.6 million, respectively.

Income and Excise Taxes

For the years ended December 31, 2023 and 2022, we expensed income and excise taxes of $1.3 million and $0.2 million, respectively.

Net Investment Income

For the years ended December 31, 2023 and 2022, GAAP net investment income was $82.5 million or $2.30 per share and $59.7 million or $1.93 per share, respectively. The increase in the per share net investment income was due to higher investment income earned year to date.

For the years ended December 31, 2023 and 2022, net investment income excluding capital gains incentive fees (“Adjusted Net Investment Income”) was $82.5 million or $2.30 per share and $53.4 million or $1.73 per share, respectively. The increase in the per share Adjusted Net Investment Income was due to higher investment income earned year to date.

The following table provides a reconciliation of net investment income (the most comparable U.S. GAAP measure) to Adjusted Net Investment Income for the periods presented:

(in $ millions)	For the years ended December 31,
	2023		2022
	Amount	Per Share	Amount	Per Share
GAAP net investment income	$82.5	$2.30	$59.7	$1.93
Capital gains based incentive fee	-	-	(6.3)	(0.20)
Adjusted Net Investment Income	$82.5	$2.30	$53.4	$1.73

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

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the years ended December 31,
	2023	2022
Realized losses on non-controlled and non-affiliated investments	$(13.5)	$(1.8)
Realized gains on non-controlled and non-affiliated investments	1.0	2.9
Realized losses on non-controlled and affiliated investments	—	—
Realized gains on non-controlled and affiliated investments	—	7.1
Realized losses on controlled investments	—	—
Realized gains on controlled investments	—	(3.3)
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	1.0	—
Realized losses on foreign currency transactions	(1.4)	(0.2)
Realized gains on foreign currency transactions	—	0.2
Net realized gains (losses) on investments	$(12.9)	$4.9
Change in unrealized depreciation on non-controlled and non-affiliated investments	(22.7)	(55.1)
Change in unrealized appreciation on non-controlled and non-affiliated investments	46.4	12.1
Change in unrealized depreciation on foreign currency translation	(1.8)	(0.8)
Change in unrealized appreciation on foreign currency translation	—	—
Change in unrealized depreciation on non-controlled and affiliated investments	(5.5)	(10.7)
Change in unrealized appreciation on non-controlled and affiliated investments	1.0	1.3
Change in unrealized depreciation on controlled and affiliated investments	(6.2)	(2.3)
Change in unrealized appreciation on controlled and affiliated investments	5.0	0.7
Change in unrealized depreciation on foreign currency forwards	—	—
Change in unrealized appreciation on foreign currency forwards	(3.0)	6.5
Net unrealized appreciation (depreciation) on investments	13.2	(48.3)
Net realized and unrealized gains (losses) on investments	0.3	(43.4)

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

During the years ended December 31, 2023 and 2022, our average U.S. Dollar notional exposure to foreign currency forward contracts were $97.4 million and $94.4 million, respectively.

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

As of December 31, 2023, we had $24.5 million in cash and cash equivalents and restricted cash and cash equivalents and $329.7 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of December 31, 2023, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of December 31, 2023, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of December 31, 2023. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	December 31, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500.0	$329.8	$170.2	$329.8	$350.0	$233.0	$117.0	$233.0
SMBC Corporate Revolving Facility	385.0	225.5	159.5	225.5	350.0	241.8	108.2	241.8
Series 2020A Unsecured Notes	—	—	—	—	50.0	50.0	—	50.0
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	—	—	—	—
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	—	—	—	—
Total Debt	$1,181.6	$851.9	$329.7	$851.9	$885.0	$659.8	$225.2	$659.8

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2023 and 2022 was 7.02% and 4.73%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2023 and 2022 was $837.0 million and $673.5 million, respectively. As of December 31, 2023 and 2022, the weighted average cost of debt was 7.02% and 6.23%, respectively.

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

FCRX Unsecured Notes

On March 9, 2023, in connection with the FCRD Acquisition, we assumed $111.6 million of unsecured notes ("FCRX Unsecured Notes"). The FCRX Unsecured Notes mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The FCRX Unsecured Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The FCRX Unsecured Notes trade on the New York Stock Exchange under the trading symbol “FCRX”.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes is presented below:

($ in millions)	For the years ended December 31,
	2023	2022
Borrowing interest expense	$54.8	$28.9
Unused facility fees	1.8	1.2
Amortization of financing costs	2.1	1.8
Total interest and credit facility expenses	$58.7	$31.9
Weighted average outstanding balance	$837.0	$673.5

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

In accordance with applicable SEC staff guidance and interpretations, effective May 5, 2020 with stockholder approval, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

As of December 31, 2023 and 2022, our asset coverage ratio was 186% and 192%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 and 2022, we had aggregate unfunded commitments totaling $175.0 million and $158.9 million, respectively.

RECENT DEVELOPMENTS

On February 15, 2024, our Board of Directors declared a regular first quarter cash dividend of $0.41 per share, which will be paid on April 15, 2024 to stockholders of record as of March 29, 2024. Additionally, our Board declared a supplemental cash dividend of $0.10 per share which will be paid on March 15, 2024 to stockholders of record as of February 29, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

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

As of December 31, 2023, 98.7% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	16.1	5.6	10.5
Up 75 basis points	12.1	4.2	7.9
Up 50 basis points	8.1	2.8	5.3
Up 25 basis points	4.0	1.4	2.6
Down 25 basis points	(4.0)	(1.4)	(2.6)
Down 50 basis points	(8.1)	(2.8)	(5.3)
Down 75 basis points	(12.1)	(4.2)	(7.9)
Down 100 basis points	(16.1)	(5.6)	(10.5)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2023, we had £16.9 million, €17.8 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £17.2 million, €18.3 million, AUD $29.5, and SEK 11.6 at par.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodians, syndication agents and underlying investee companies; when replies were not received from the syndication agents and the underlying investee companies, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

February 21, 2024

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31, 2023	As of December 31, 2022
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,469,251 and $1,235,778, respectively)	$1,465,537	$1,208,501
Non-controlled affiliated investments (cost of $56,084 and $42,040, respectively)	52,619	43,080
Controlled investments (cost of $67,353 and $13,638, respectively)	63,919	11,375
Cash and cash equivalents	7,780	6,397
Restricted cash and cash equivalents	16,690	10,670
Interest and dividend receivable	14,000	9,945
Receivable from unsettled transactions	251	5
Unrealized appreciation on foreign currency forward contracts	5,128	8,154
Deferred tax assets	114	91
Other assets	1,341	4,660

Total assets	$1,627,379	$1,302,878

Liabilities
Debt (net of deferred financing costs of $7,138 and $5,380)	$844,783	$654,456
Distributions payable	15,195	12,664
Interest and other debt financing costs payable	10,900	8,471
Management fees payable	5,026	4,056
Incentive fees payable	4,770	3,112
Deferred tax liabilities	578	899
Payable for investment purchased	-	514
Directors’ fees payable	-	151
Unrealized depreciation on foreign currency forward contracts	84	157
Accrued expenses and other liabilities	3,449	5,857
Total liabilities	884,785	690,337

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	-	-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 and 30,887,360 shares issued and outstanding, respectively)	37	31
Paid-in capital in excess of par value	965,895	675,008
Accumulated earnings (loss)	(223,338)	(62,498)
Total net assets	742,594	612,541
Total liabilities and net assets	$1,627,379	$1,302,878
Net asset value per share	$20.04	$19.83

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the years ended December 31,
	2023	2022	2021
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$162,089	$101,751	$81,371
Paid-in-kind interest	3,191	1,564	1,881
Dividend income	438	127	1,919
Other income	658	540	791
From non-controlled affiliated investments:
Interest income	2,974	1,625	1,170
Paid-in-kind interest	816	2,106	1,235
Dividend income	2,058	5,169	2,414
Other income	309	-	3
From controlled investments:
Interest income	609	745	2
Paid-in-kind interest	192	732	-
Dividend income	10,800	2,358	3,200
Total investment income	184,134	116,717	93,986

Expenses:
Interest and other debt financing costs	58,742	31,880	19,766
Management fees	19,613	16,344	14,118
Income based incentive fees	17,451	11,214	9,849
Capital gains based incentive fees	-	(6,324)	6,324
Professional fees	1,593	1,302	1,769
Directors’ fees	600	524	475
Other general and administrative expenses	2,753	2,660	2,628
Total expenses	100,752	57,600	54,929
Management fees waiver	(190)	(229)	(3,302)
Income based incentive fees waiver	(276)	(538)	(7,517)
Net expenses	100,286	56,833	44,110
Net investment income before taxes	83,848	59,884	49,876
Provision for income and excise taxes	1,307	155	2,250
Net investment income	82,541	59,729	47,626
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(12,465)	1,157	3,687
Non-controlled affiliated investments	-	7,098	28,810
Controlled investments	-	(3,301)	-
Foreign currency transactions	(1,435)	(33)	311
Foreign currency forward contracts	1,021	24	(193)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	21,772	(43,818)	12,535
Non-controlled affiliated investments	(4,505)	(9,419)	(10,464)
Controlled investments	(1,171)	(1,600)	602
Foreign currency forward contracts	(2,954)	6,513	2,116
Net realized and unrealized gains (losses) on investments	263	(43,379)	37,404
Benefit (provision) for taxes on realized gain on investments	132	(911)	(1,177)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	901	105	(220)
Net increase (decrease) in net assets resulting from operations	$83,837	$15,544	$83,633

Per common share data:

Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$2.33	$0.50	$2.94
Net investment income per share (basic and diluted):	$2.30	$1.93	$1.67
Weighted average shares outstanding (basic and diluted):	35,928,203	30,887,360	28,477,771

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	82,541	82,541
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(12,879)	(12,879)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	13,142	13,142
Benefit (provision) for taxes on realized gain on investments	-	-	-	132	132
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	901	901
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	-	91,257
Deemed contribution from Adviser (Note 13)			22,040		22,040
Distributions from distributable earnings	-	-	-	(67,081)	(67,081)
Total increase (decrease) for the year ended December 31, 2023	6,174,187	$6	$113,291	$16,756	$130,053
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	-	-	177,596	(177,596)	-
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	59,729	59,729
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	4,945	4,945
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(48,324)	(48,324)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(911)	(911)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	105	105
Distributions from distributable earnings	-	-	-	(55,288)	(55,288)
Total increase (decrease) for the year ended December 31, 2022	-	$-	$-	$(39,744)	$(39,744)
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	-	-	$8,846	$(8,846)	-
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	28,167,360	$28	$594,658	$(34,686)	$560,000
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	47,626	47,626
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	32,615	32,615
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	4,789	4,789
Provision for taxes on realized gain on investments	-	-	-	(1,177)	(1,177)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(220)	(220)
Issuance of common stock	2,720,000	3	52,629	-	52,632
Deemed contribution from the Adviser (Note 3)	-	-	5,386	-	5,386
Equity offering costs	-	-	(523)	-	(523)
Distributions from distributable earnings	-	-	-	(48,843)	(48,843)
Total increase (decrease) for the year ended December 31, 2021	2,720,000	3	57,492	34,790	92,285
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	-	-	14,012	(14,012)	-
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$83,837	$15,544	$83,633

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(200,695)	(307,998)	(647,376)
Paid-in-kind interest income	(3,868)	(4,455)	(3,148)
Proceeds from sales of investments and principal repayments	231,179	277,566	461,268
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	14,479	(4,886)	(33,162)
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	(14,981)	—	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(16,096)	54,837	(2,673)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,954	(6,513)	(2,116)
Amortization of premium and accretion of discount, net	(7,269)	(6,854)	(11,284)
Amortization of deferred financing costs	2,100	1,738	2,554
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(246)	14,866	(14,865)
(Increase) decrease in interest receivable	(4,055)	(3,182)	(2,904)
(Increase) decrease in deferred tax asset	(23)	(49)	588
(Increase) decrease in other assets	3,319	(4,534)	417
Increase (decrease) in management fees payable	970	226	1,963
Increase (decrease) in incentive fees payable	1,658	(3,812)	6,924
Increase (decrease) in directors’ fees payable	(151)	37	16
Increase (decrease) in interest and other debt financing costs payable	2,429	2,958	1,590
Increase (decrease) in deferred tax liability	(321)	(57)	(368)
Increase (decrease) in payable for investment purchased	(514)	514	-
Increase (decrease) in accrued expenses and other liabilities	(2,408)	2,005	1,289
Net cash provided by (used for) operating activities	$92,298	$27,951	$(157,654)

Cash flows from financing activities:
Issuance of unsecured debt	50,000	-	135,000
Repayment of unsecured debt	(50,000)	-	-
Repayments on InterNotes ®	-	-	(16,418)
Deferred financing and debt issuance costs paid	(3,859)	(221)	(4,851)
Distributions paid	(64,550)	(55,288)	(47,728)
Borrowings on credit facilities	498,469	339,215	654,974
Repayments on credit facilities	(515,047)	(318,111)	(612,151)
Issuance of common stock	-	-	52,632
Equity offering cost	-	-	(523)
Deemed contribution from the Adviser (Note 3)	-	-	5,386
Net cash provided by (used for) financing activities	(84,987)	(34,405)	166,321
Effect of exchange rate changes on cash denominated in foreign currency	92	(5)	10
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	7,403	(6,459)	8,677
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	17,067	23,526	14,849
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$24,470	$17,067	$23,526

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$55,498	$26,903	$15,474
Cash paid during the period for taxes	$665	$1,974	$2,176
Accrued but unpaid distributions	$15,195	$12,664	$12,664
Issuance of shares in connection with asset acquisition (Note 13)	$91,257	-	-
Deemed contribution from the Adviser (non-cash) (Note 13)	$22,040	-	-

(1)
As of December 31, 2023, the balance included cash and cash equivalents of $7,780 (including cash denominated in foreign currency of $1,728) and restricted cash and cash equivalents of $16,690 (including cash denominated in foreign currency of $692). As of December 31, 2022, the balance included cash and cash equivalents of $6,397 (including cash denominated in foreign currency of $125) and restricted cash and cash equivalents of $10,670.
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

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	—	$(6)	—%	$—
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.79%	05/2028	60	56	0.0	60
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.79%	05/2028	3,989	3,925	0.5	3,989
Continental Battery Company	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	12.50%	01/2027	7,212	7,132	0.9	6,417
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	12.50%	01/2027	2,659	2,645	0.3	2,366
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.22%	09/2028	9,033	8,935	1.2	9,033
Sun Acquirer Corp. (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.22%	09/2027	362	338	0.0	362
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.22%	09/2028	12,783	12,594	1.7	12,783
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.22%	09/2028	2,450	2,412	0.3	2,450
					38,548	38,031	4.9	37,460
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,806	6,766	0.9	6,806
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	8,479	7,055	0.5	3,569
Envocore Holding, LLC (4)(5)(7)(8)	Senior Secured First Lien Revolver			12/2025	—	(3)	—	—
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.47%	11/2027	5,620	5,541	0.8	5,620
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.47%	11/2027	873	868	0.1	873
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(15)	—	—
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.50%	07/2028	3,358	3,310	0.4	3,263
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.54%	07/2028	350	343	0.0	336
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.98%	08/2027	895	890	0.1	895
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.97%	08/2027	172	166	0.0	172
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.95%	08/2027	2,004	1,977	0.3	2,004

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.50%	12/2026	2,717	2,662	0.4	2,666
TriStrux, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.50%	12/2026	547	526	0.1	527
TriStrux, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.50%	12/2026	953	925	0.1	926
United Flow Technologies	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.28%	10/2027	8,400	8,280	1.1	8,136
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.28%	10/2027	1,179	1,162	0.2	1,142
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.28%	10/2027	3,688	3,641	0.5	3,572
United Flow Technologies (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.21%	10/2027	984	963	0.1	934
					47,025	45,057	5.6	41,441
Commercial & Professional Services
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	S + 600 (100 Floor)	11.68%	10/2025	286	276	0.0	222
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.61%	10/2026	3,606	3,492	0.5	3,606
Automated Control Concepts, Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.61%	10/2026	167	141	0.0	167
CHA Holdings, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	9.97%	04/2025	982	981	0.1	966
CHA Holdings, Inc.	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	9.86%	04/2025	4,654	4,650	0.6	4,578
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.70%	09/2028	14,545	14,384	1.9	14,181
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(12)	(0.0)	(52)
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.71%	05/2027	12,878	12,755	1.7	12,439
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.71%	05/2027	333	315	0.0	262
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.71%	05/2027	5,472	5,472	0.7	5,286
Guardian Access Solutions (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2029	—	(24)	(0.0)	(13)
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.14%	08/2029	38	20	0.0	33

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.14%	08/2029	2,893	2,824	0.4	2,875
Hepaco, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 25 PIK)	10.46%	02/2025	4,081	4,080	0.5	4,066
Hepaco, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 25 PIK)	10.28%	02/2025	5,007	5,002	0.7	4,988
Hepaco, LLC (5)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	12.50%	02/2025	3	3	—	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.70%	12/2026	18,599	18,330	2.5	18,599
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(28)	—	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.95%	12/2026	242	239	0.0	242
Hercules Borrower LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.95%	12/2026	1,443	1,424	0.2	1,443
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.46%	01/2026	3,736	3,706	0.5	3,682
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.46%	01/2026	2,804	2,782	0.4	2,763
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(5)	(0.0)	(11)
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.46%	01/2026	244	242	0.0	241
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.93%	06/2028	11,131	10,954	1.5	11,058
Infobase (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2028	—	(14)	(0.0)	(12)
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.00%	06/2028	459	437	0.1	450
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.60%	10/2030	10,595	10,305	1.4	10,303
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.61%	10/2030	219	179	0.0	178
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	—	(40)	(0.0)	(42)
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	281	279	0.0	258
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	872	870	0.1	801
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.53%	07/2027	993	980	0.1	993
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.52%	07/2027	221	218	0.0	221
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	—	(2)	—	—
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.77%	07/2027	63	63	0.0	64
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.02%	07/2027	63	63	0.0	64

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.23%	02/2029	4,339	4,236	0.6	4,339
Minuteman Security Technologies, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.20%	02/2029	739	716	0.1	739
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(23)	—	—
Nexant Volt MergerSub, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.71%	05/2027	5,558	5,487	0.7	5,480
Nexant Volt MergerSub, Inc. (5)	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.75%	05/2027	763	761	0.1	750
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.00%	11/2027	4,868	4,779	0.7	4,847
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.00%	11/2027	3,621	3,546	0.5	3,605
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.00%	11/2027	9,720	9,531	1.3	9,678
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	11.00%	11/2027	1,955	1,918	0.3	1,947
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	11.00%	11/2027	2,547	2,519	0.3	2,536
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(20)	(0.0)	(8)
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.25%	11/2027	1,144	1,124	0.2	1,152
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2024	—	(2)	(0.0)	(1)
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2026	—	(76)	(0.0)	(8)
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(16)	0.0	3
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	13.00%	10/2025	150	149	0.0	149
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.65%	10/2025	2,165	2,151	0.3	2,156
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 500	10.72%	12/2026	4,936	4,892	0.6	4,760
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	12.50%	12/2026	358	344	0.0	311
Service Logic Acquisition, Inc.	Senior Secured Second Lien Term Loan	S + 850 (100 Floor)	14.14%	10/2028	8,755	8,569	1.2	8,755
Service Logic Acquisition, Inc.	Senior Secured Second Lien Delayed Draw Term Loan	S + 850 (100 Floor)	14.14%	10/2028	2,359	2,305	0.3	2,359
SuperHero Fire Protection, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.75%	09/2026	5,496	5,467	0.7	5,465
SuperHero Fire Protection, LLC (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.75%	09/2026	371	367	0.0	368
					166,754	164,065	21.8	164,281

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.53%	07/2028	4,774	4,714	0.6	4,741
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.53%	07/2028	242	237	0.0	239
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.52%	07/2028	1,459	1,431	0.2	1,444
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.15%	11/2027	7,614	7,517	1.0	7,432
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.97%	11/2027	870	851	0.1	835
Effective School Solutions LLC	Senior Secured First Lien Delayed Draw Term Loan			11/2027	—	—	—	—
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.95%	10/2026	13,608	13,425	1.8	13,267
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.95%	10/2026	806	786	0.1	765
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.20%	10/2026	3,344	3,281	0.4	3,194
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.25%	12/2027	5,069	4,998	0.7	5,018
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.29%	12/2027	1,701	1,691	0.2	1,684
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.25%	12/2027	1,691	1,669	0.2	1,674
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.26%	12/2027	155	146	0.0	148
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.54%	12/2027	1,449	1,437	0.2	1,447
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	12.01%	11/2025	3,302	3,290	0.4	3,178
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	12.01%	11/2025	3,272	3,234	0.4	3,149
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	11.98%	11/2025	1,532	1,521	0.2	1,474
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	12.01%	11/2025	7,784	7,714	1.0	7,492
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.11%	06/2028	115	93	0.0	108
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.12%	06/2029	10,265	10,107	1.4	10,213
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,536	1,507	0.2	1,242
HS Spa Holdings Inc. (Hand & Stone) (10)	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.70%	06/2029	889	873	0.1	903

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.53%	08/2026	4,762	4,688	0.6	4,824
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.53%	08/2026	2,108	2,074	0.3	2,136
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			03/2025	—	(7)	(0.0)	(25)
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	03/2025	2,576	2,544	0.3	2,503
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.75%	03/2025	4,357	4,309	0.6	4,233
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	03/2025	1,167	1,154	0.2	1,134
Mario Purchaser, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.21%	04/2029	2,376	2,337	0.3	2,330
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	16.96%	04/2032	3,619	3,522	0.5	3,619
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.21%	04/2028	313	297	0.0	304
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.21%	04/2029	9,763	9,602	1.3	9,675
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	—	(0.0)	(1)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.99%	07/2025	3,018	3,009	0.4	2,992
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.53%	08/2028	3,496	3,454	0.5	3,531
Point Quest Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.55%	08/2028	643	629	0.1	654
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(4)	(0.0)	(6)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.14%	08/2029	3,522	3,479	0.5	3,513
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,051	1,029	0.1	1,021
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	265	262	0.0	253
smarTours, LLC (6)(9)	Senior Secured First Lien Term Loan			12/2026	1,942	1,942	—	—
smarTours, LLC (6)(9)	Senior Secured First Lien Term Loan			12/2026	1,180	1,180	—	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.20%	12/2028	12,976	12,761	1.7	12,976
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.20%	12/2028	2,912	2,885	0.4	2,912
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(27)	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Mulch & Soil Company, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.53%	04/2026	3,654	3,596	0.5	3,650
The Mulch & Soil Company, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.56%	04/2026	197	180	0.0	196
United Language Group, Inc.	Senior Secured First Lien Revolver	S + 675 (100 Floor)	12.21%	06/2024	400	400	0.1	396
United Language Group, Inc.	Senior Secured First Lien Term Loan	S + 675 (100 Floor)	12.21%	06/2024	4,498	4,506	0.6	4,451
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	12.00%	11/2029	1,500	1,485	0.2	1,485
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	(16)	(0.0)	(16)
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.98%	11/2029	135	126	0.0	126
Wrench Group LLC	Senior Secured Second Lien Term Loan	S + 787.5	13.32%	04/2027	4,833	4,756	0.7	4,833
					148,740	146,674	19.1	143,346
Diversified Financials
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.96%	09/2028	8,629	8,468	1.1	8,510
Alera Group Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.96%	09/2028	4,938	4,855	0.7	4,878
Alera Group Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(61)	(0.0)	(31)
Alpine X	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.66%	12/2027	1,401	1,389	0.2	1,398
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.66%	12/2027	91	89	0.0	91
Alpine X	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.66%	12/2027	903	895	0.1	901
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.66%	12/2027	1,481	1,468	0.2	1,481
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.66%	12/2027	43	42	0.0	43
iLending LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor)	13.96%	06/2026	4,338	4,338	0.5	3,887
iLending LLC (4)(5)	Senior Secured First Lien Revolver			06/2026	—	—	(0.0)	(75)
King Mid LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	12/2027	3,185	3,159	0.4	3,185
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	—	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.50%	12/2027	3,423	3,372	0.5	3,423
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.93%	12/2029	7,250	7,178	1.0	7,177
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.93%	12/2029	175	168	0.0	167
					35,857	35,358	4.7	35,035
Energy
Allied Wireline Services, LLC (8)(9)	Senior Secured First Lien Term Loan			06/2025	6,590	4,588	0.5	3,923

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BJ Services, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1200 (100 Floor)	18.60%		5,090	2,853	0.1	1,054
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan				17,346	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan				8,536	—	—	—
Loadmaster Derrick & Equipment, Inc. (5)(7)(9)	Senior Secured First Lien Revolver				20,878	1,557	0.8	6,287
					58,440	8,998	1.4	11,264
Food & Staples Retailing
Isagenix International, LLC (6)(12)	Senior Secured First Lien Term Loan	S + 560 (100 Floor)	11.04%	06/2025	2,893	2,643	0.3	2,546
					2,893	2,643	0.3	2,546
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.79%	05/2027	4,924	4,869	0.7	4,890
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.79%	05/2027	720	711	0.1	715
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.75%	05/2027	665	661	0.1	661
Mann Lake Ltd. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.16%	10/2024	850	848	0.1	819
Mann Lake Ltd.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.10%	10/2024	1,705	1,700	0.2	1,647
					8,864	8,789	1.2	8,732
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.96%	08/2028	6,904	6,776	0.9	6,829
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.96%	08/2028	1,662	1,644	0.2	1,634
ACI Group Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	10.96%	08/2027	111	102	0.0	103
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.10%	10/2029	4,000	3,961	0.5	3,961
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2029	—	(10)	(0.0)	(19)
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(7)	(0.0)	(7)
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.75%	12/2027	3,441	3,422	0.5	3,441
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.75%	12/2027	4,913	4,854	0.7	4,913
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(4)	—	—
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.18%	10/2027	4,851	4,785	0.6	4,814
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.18%	10/2027	2,170	2,156	0.3	2,153
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(9)	(0.0)	(5)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	(33)	(0.0)	(26)
Avalign Technologies, Inc. (12)	Senior Secured First Lien Term Loan	S + 460	9.98%	12/2025	16,321	16,316	2.1	15,247
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.75%	05/2026	4,342	4,342	0.6	4,342
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.75%	05/2026	1,536	1,536	0.2	1,536
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	—	—
Bayside Opco, LLC (6)(9)	Unsecured Debt			05/2026	1,560	474	0.1	826
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.79%	05/2025	5,685	5,619	0.8	5,590
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.79%	05/2025	33	14	0.0	6
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.79%	05/2025	1,269	1,254	0.2	1,248
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.79%	05/2025	123	122	0.0	121
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.89%	08/2027	5,026	4,955	0.7	4,843
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.89%	08/2027	648	637	0.1	620
CC Amulet Management, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.40%	08/2027	199	186	0.0	199
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2025	—	(20)	—	—
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.22%	12/2025	11,398	11,322	1.5	11,398
ConvenientMD	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.04%	06/2027	5,363	5,276	0.6	4,799
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.03%	06/2027	550	539	0.1	478
ConvenientMD	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.02%	06/2027	1,021	1,003	0.1	914
CRA MSO, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.96%	12/2024	1,161	1,157	0.2	1,144
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.96%	12/2024	108	108	0.0	105
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.21%	11/2027	11,566	11,420	1.5	11,474
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.21%	11/2027	495	489	0.1	491
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.21%	11/2027	985	971	0.1	977
Explorer Investor, Inc.	Unitranche First Lien Delayed Draw Term Loan			06/2029	—	—	—	—
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.36%	06/2029	13,584	13,030	1.7	12,837

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.47%	07/2028	19,550	19,419	2.4	18,084
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.47%	05/2024	6,125	6,082	0.8	6,084
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			05/2024	—	(2)	(0.0)	(4)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.47%	05/2024	3,601	3,577	0.5	3,577
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor)	12.71%	06/2026	4,935	4,878	0.6	4,448
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 725 (100 Floor)	12.71%	06/2026	304	299	0.0	264
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.00%	09/2026	11,223	11,108	1.5	11,223
HCOS Group Intermediate III LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.03%	09/2026	511	500	0.1	511
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.00%	09/2026	9,261	9,152	1.2	9,261
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.89%	05/2027	4,448	4,388	0.6	4,383
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.75%	05/2027	733	719	0.1	717
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.75%	05/2027	3,327	3,273	0.4	3,279
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.79%	05/2027	1,084	1,067	0.1	1,068
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.98%	12/2026	14,385	14,184	1.8	13,700
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.98%	12/2026	2,627	2,588	0.3	2,502
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 750 (100 Floor) (including 500 PIK)	12.98%	12/2026	369	346	0.0	292
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.99%	12/2026	2,680	2,639	0.3	2,552
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 750 (100 Floor) (including 500 PIK)	12.95%	12/2026	384	376	0.0	366
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.04%	06/2026	3,042	3,042	0.4	3,038
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	12.04%	06/2026	365	365	0.0	365
Integrated Pain Management Medical Group, Inc. (4)(5)	Unitranche First Lien Revolver			06/2026	—	—	(0.0)	(1)
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.04%	06/2026	836	836	0.1	835
Laserway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.41%	10/2027	5,963	5,880	0.8	5,896
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 650 (100 Floor) (including 75 PIK)	12.11%	03/2028	1,149	1,144	0.1	1,001
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.88%	03/2028	472	469	0.1	411
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.36%	03/2028	2,256	2,246	0.3	1,966

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.25%	10/2027	5,287	5,208	0.7	5,155
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.27%	10/2027	614	605	0.1	583
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.71%	02/2026	9,625	9,557	1.3	9,539
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2026	—	(7)	(0.0)	(9)
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.71%	02/2026	1,743	1,735	0.2	1,728
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.75%	02/2026	2,688	2,661	0.4	2,664
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.71%	02/2026	969	969	0.1	961
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.00%	12/2026	3,676	3,646	0.5	3,676
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	12.05%	12/2026	711	705	0.1	711
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.00%	12/2026	148	147	0.0	148
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.04%	12/2026	2,765	2,742	0.4	2,765
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	12.00%	12/2026	98	97	0.0	98
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.45%	06/2027	4,455	4,393	0.6	4,371
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.45%	06/2027	5,530	5,449	0.7	5,426
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.45%	06/2027	560	543	0.1	537
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 750 (100 Floor)	12.96%	09/2025	854	851	0.1	839
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor)	12.96%	09/2025	6,697	6,629	0.9	6,581
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.96%	09/2025	879	866	0.1	864
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.96%	09/2025	298	298	0.0	292
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.96%	09/2025	248	248	0.0	243
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.28%	01/2028	11,127	10,935	1.5	11,127
Patriot Acquisition Topco S.A.R.L (5)(11)	Unitranche First Lien Revolver	S + 675 (100 Floor)	12.29%	01/2026	379	361	0.1	379
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.28%	01/2028	11,924	11,731	1.6	11,924
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.28%	01/2028	1,413	1,385	0.2	1,413
Plasma Buyer LLC (PathGroup) (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2029	—	(29)	(0.0)	(75)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.10%	05/2029	270	258	0.0	238
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.10%	05/2029	7,206	7,088	0.9	6,920
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.86%	08/2028	9,333	9,201	1.2	8,974
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.86%	08/2028	5,064	5,050	0.7	4,869
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	10.86%	08/2027	206	187	0.0	147
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.46%	09/2027	10,264	10,124	1.4	10,249
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	09/2027	1,599	1,586	0.2	1,596
Quorum Health Resources	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.50%	05/2027	5,258	5,214	0.7	5,185
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.50%	05/2027	152	144	0.0	142
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.96%	06/2025	255	252	0.0	239
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.00%	06/2025	4,043	4,022	0.5	3,932
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(13)	(0.0)	(21)
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.99%	12/2027	9,656	9,517	1.3	9,462
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.01%	12/2027	4,773	4,680	0.6	4,678
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(9)	(0.0)	(9)
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(18)	(0.0)	(65)
Smile Doctors LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	11.26%	12/2028	797	797	0.1	781
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	11.30%	12/2028	15,547	15,420	2.1	15,235
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.53%	07/2025	4,624	4,621	0.6	4,621
SolutionReach, Inc. (5)	Senior Secured First Lien Revolver			07/2025	—	—	—	—
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.31%	07/2029	3,693	3,611	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	9.93%	07/2029	3,502	3,485	0.5	3,866
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	11.32%	07/2029	1,863	1,818	0.3	1,890
Sydney US Buyer Corp. (3B Scientific) (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			07/2029	—	(138)	—	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.95%	05/2029	6,269	6,207	0.8	6,269

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(6)	—	—
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2029	—	(11)	—	—
Technology Partners, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.74%	11/2027	4,574	4,500	0.6	4,542
Technology Partners, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(14)	(0.0)	(5)
Technology Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(19)	(0.0)	(7)
TTF Holdings, LLC (Soliant)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.47%	03/2028	3,384	3,384	0.5	3,389
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.25%	09/2025	2,977	2,954	0.4	2,954
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.27%	09/2025	567	557	0.1	554
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.25%	09/2025	5,184	5,153	0.7	5,144
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.25%	09/2025	4,984	4,981	0.7	4,945
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.86%	10/2025	5,641	5,602	0.8	5,634
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2025	—	(14)	(0.0)	(3)
					405,028	398,858	52.8	394,782
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.48%	03/2026	2,939	2,918	0.4	2,939
Lash Opco LLC (5)	Unitranche First Lien Revolver	S + 700 (100 Floor)	12.55%	09/2025	279	276	0.0	279
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.48%	03/2026	2,996	2,970	0.4	2,996
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.48%	03/2026	973	965	0.1	972
					7,187	7,129	0.9	7,186
Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien Term Loan	S + 750	13.04%	10/2026	1,782	1,781	0.2	1,648
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.75%	04/2028	8,125	8,065	1.1	8,043
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(5)	(0.0)	(7)
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.75%	04/2028	1,426	1,413	0.2	1,411
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.75%	04/2028	1,740	1,721	0.2	1,723
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.25%	04/2028	249	245	0.0	249
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.29%	08/2025	4,915	4,865	0.7	4,915

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.29%	08/2025	2,972	2,941	0.4	2,972
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(14)	—	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 580 (100 Floor)	11.29%	08/2025	12,491	12,361	1.7	12,491
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	S + 1225 PIK (100 Floor)	16.83%		706	706	0.1	706
Integro Parent, Inc. (9)(11)	Senior Secured Second Lien Term Loan				4,501	3,271	0.6	4,309
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 200 PIK)	13.50%	08/2026	5,171	4,854	0.6	4,648
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(22)	(0.0)	(44)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(23)	(0.0)	(46)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 550 (75 Floor)	11.00%	10/2028	9,181	9,088	1.2	8,961
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(9)	(0.0)	(16)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.25%	10/2028	2,817	2,794	0.4	2,774
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.10%	10/2028	117	102	0.0	102
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.21%	12/2026	3,494	3,451	0.5	3,468
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.21%	12/2026	988	976	0.1	981
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.21%	12/2025	76	73	0.0	73
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.21%	12/2026	1,037	1,022	0.1	1,029
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.21%	12/2026	1,743	1,722	0.2	1,730
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.11%	12/2025	32	30	0.0	31
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.86%	12/2026	3,965	3,936	0.5	3,910
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.21%	12/2025	25	24	0.0	24
Tricor Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.46%	10/2026	3,183	3,139	0.4	3,166
Tricor Borrower, LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	10.46%	10/2026	231	227	0.0	229
Tricor Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.50%	10/2026	1,415	1,398	0.2	1,408
					72,382	70,132	9.4	70,888

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	2,203	2,036	0.1	952
A&A Global Imports, LLC (5)(9)	Senior Secured First Lien Revolver			06/2026	528	471	0.0	95
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.45%	06/2026	3,233	3,221	0.4	3,224
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.45%	11/2026	504	502	0.1	503
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	S + 700 (100 Floor)	12.45%	06/2026	183	180	0.0	181
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.45%	11/2026	245	244	0.0	244
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.45%	06/2026	837	834	0.1	835
Advanced Web Technologies	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.76%	12/2026	1,991	1,968	0.3	1,985
Advanced Web Technologies (4)(5)	Unitranche First Lien Revolver			12/2026	—	(4)	(0.0)	(1)
Advanced Web Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.76%	12/2026	783	773	0.1	781
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.13%	11/2030	9,906	9,711	1.3	9,708
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(32)	(0.0)	(33)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.61%	12/2029	4,300	4,257	0.6	4,257
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(3)	(0.0)	(5)
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(3)	(0.0)	(5)
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(6)	(0.0)	(6)
USALCO, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.61%	10/2027	2,940	2,867	0.4	2,881
USALCO, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.61%	10/2027	112	110	0.0	110
					27,765	27,126	3.4	25,706
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.50%	12/2027	7,264	7,169	1.0	7,192
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	(0.0)	(1)
BioAgilytix	Senior Secured First Lien Term Loan	S + 625 (75 Floor) (including 275 PIK)	11.70%	12/2028	13,400	13,180	1.6	11,973
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (75 Floor) (including 275 PIK)	11.70%	12/2028	696	686	0.1	622
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	13.47%	12/2029	14,700	14,414	1.7	13,082
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.74%	09/2026	2,174	2,141	0.3	2,173
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Revolver			09/2026	—	(18)	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.69%	09/2026	1,200	1,187	0.2	1,200
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.43%	12/2029	3,366	3,282	0.4	3,282
WCT Group Holdings, LLC (5)	Unitranche First Lien Revolver	S + 625 (75 Floor)	11.43%	12/2029	137	126	0.0	126
					42,937	42,165	5.3	39,649
Retailing
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Term Loan				11,961	—	0.0	159
Matilda Jane Holdings, Inc. (9)	Senior Secured First Lien Revolver				1,242	5	0.0	17
MeriCal, LLC	Unitranche First Lien Term Loan	S + 775 PIK	13.39%	11/2024	7,452	7,452	0.6	4,248
Savers (11)(12)	Senior Secured First Lien Term Loan	S + 525 (75 Floor)	10.86%	04/2028	1,464	1,464	0.2	1,472
Slickdeals Holdings, LLC (5)(6)	Unitranche First Lien Revolver			06/2024	—	—	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.67%	06/2024	14,022	13,977	1.9	14,021
					36,141	22,898	2.7	19,917
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,957	8,006	1.1	8,253
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	27,025	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	15,044	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	12,993	—	—	—
					64,019	8,006	1.1	8,253
Software & Services
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.78%	06/2028	266	245	0.0	215
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.78%	06/2028	900	882	0.1	878
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.78%	06/2028	6,715	6,608	0.9	6,592
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(1)	—	—
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.85%	08/2024	6,151	6,132	0.8	6,151
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.53%	11/2027	1,351	1,327	0.2	1,351
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(2)	—	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.53%	11/2027	967	950	0.1	967
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.53%	11/2027	3,363	3,305	0.5	3,363
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.53%	11/2027	536	526	0.1	536

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.46%	07/2027	5,523	5,451	0.7	5,478
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.46%	07/2027	1,778	1,759	0.2	1,763
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(9)	(0.0)	(7)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.73%	07/2027	15,525	15,318	2.1	15,525
Banker's Toolbox, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.73%	07/2027	2,891	2,873	0.4	2,891
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(29)	—	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.46%	06/2026	4,826	4,779	0.6	4,826
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(6)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.71%	10/2024	1,371	1,367	0.2	1,337
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.71%	10/2024	291	290	0.0	284
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.71%	10/2024	74	74	0.0	71
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.71%	10/2024	18	16	0.0	16
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.64%	03/2026	2,444	2,430	0.3	2,444
Claritas, LLC (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.64%	03/2026	1,170	1,159	0.2	1,170
Claritas, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.60%	03/2026	10,415	10,323	1.4	10,415
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.62%	12/2028	9,450	9,356	1.3	9,356
Concord III, LLC (4)(5)	Unitranche First Lien Revolver			12/2028	—	(5)	(0.0)	(5)
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.35%	09/2030	13,500	13,167	1.8	13,645
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(36)	—	—
Granicus, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.98%	01/2027	9,115	8,972	1.2	9,115
Granicus, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.96%	01/2027	168	158	0.0	168
Granicus, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.48%	01/2027	7,816	7,737	1.1	7,816
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.71%	11/2028	13,025	12,827	1.8	13,025
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(16)	—	—
List Partners, Inc. (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.46%	05/2024	180	180	0.0	170
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.46%	05/2024	3,627	3,622	0.5	3,557

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.95%	02/2027	18,281	18,154	2.4	17,938
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2027	—	(8)	(0.0)	(24)
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.95%	02/2027	1,296	1,287	0.2	1,272
MRI Software LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	(15)	(0.0)	(15)
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.78%	10/2026	3,025	2,993	0.4	2,934
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(2)	(0.0)	(7)
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.75%	10/2026	1,943	1,924	0.3	1,885
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.75%	10/2026	6,442	6,386	0.8	6,249
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(6)	(0.0)	(15)
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	S + 775	13.22%	11/2026	1,667	1,644	0.2	1,667
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	S + 775	13.22%	11/2026	7,222	7,126	1.0	7,222
Odessa Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	—	—	—
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(32)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 575 (75 Floor)	11.21%	10/2027	9,474	9,342	1.3	9,474
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.00%	08/2025	1,083	1,082	0.1	1,047
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	12.00%	08/2025	500	499	0.1	483
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.00%	08/2025	3,135	3,122	0.4	3,030
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.00%	08/2025	547	539	0.1	529
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.00%	08/2025	443	439	0.1	428
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,001	1,001	0.1	902
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	13.46%	07/2027	5,000	4,995	0.7	5,000
Right Networks, LLC (4)(5)	Unitranche First Lien Revolver			05/2026	—	(1)	—	—
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.46%	05/2026	9,286	9,230	1.3	9,286
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.46%	05/2026	8,140	8,050	1.1	8,140
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	05/2026	2,075	2,053	0.3	2,075

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 600 (100 Floor) (including 50 PIK)	11.47%	05/2024	303	303	0.0	295
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor) (including 50 PIK)	11.45%	05/2024	2,512	2,517	0.3	2,442
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.00%	09/2026	20,031	19,701	2.7	19,836
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.00%	09/2026	2,440	2,399	0.3	2,416
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 650 (100 Floor)	12.00%	09/2026	1,513	1,490	0.2	1,498
Smartronix, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.57%	11/2028	23,628	23,243	3.0	22,996
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(47)	(0.0)	(88)
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.10%	04/2028	2,389	2,353	0.3	2,257
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(15)	(0.0)	(29)
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.10%	04/2028	8,816	8,680	1.2	8,574
Summit 7 Systems, LLC (4)(5)	Senior Secured First Lien Revolver			05/2028	—	(5)	—	—
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.25%	05/2028	5,221	5,139	0.7	5,221
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.28%	05/2028	2,394	2,394	0.3	2,394
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor)	12.75%	09/2027	3,074	2,971	0.4	3,074
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(13)	—	—
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 725 (100 Floor)	12.71%	09/2027	366	354	0.0	366
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 450	9.98%	12/2024	4,997	4,992	0.7	4,897
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450	9.98%	12/2024	1,242	1,240	0.2	1,217
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	S + 450	10.00%	12/2024	695	693	0.1	680

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.96%	12/2025	622	619	0.1	616
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.96%	12/2025	1,020	1,011	0.1	1,010
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.96%	12/2025	651	647	0.1	645
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	12/2025	1,892	1,884	0.3	1,874
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	12/2025	1,509	1,495	0.2	1,495
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	12/2025	1,125	1,112	0.2	1,115
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	12/2025	197	196	0.0	195
					290,653	286,884	38.8	287,609
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.52%	12/2026	3,702	3,589	0.5	3,697
Gener8, LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor)	14.11%	08/2024	5,692	5,692	0.6	4,553
Gener8, LLC (5)	Senior Secured First Lien Revolver	S + 850 (100 Floor)	14.11%	08/2024	1,203	1,203	0.1	903
Gener8, LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor)	14.11%	08/2024	245	245	0.0	196
					10,842	10,729	1.2	9,349
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 600	11.54%	05/2025	2,325	2,325	0.3	2,255
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 650	12.04%	05/2025	440	440	0.1	429
					2,765	2,765	0.4	2,684
Total Debt Investments United States					1,466,840	1,326,307	175.0%	1,310,128

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	576
Sun Acquirer Corp.	Common Stock				428	43	0.0	40
						658	0.1	616

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.4	2,873
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	701
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	120
ASP MCS Acquisition Corp. (6)	Common Stock				447	—	0.0	22
ASP MCS Acquisition Corp. (6)	Preferred Stock				447	447	0.1	435
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,461
IGT Holdings LLC	Preferred Stock				645,730	—	—	—
IGT Holdings LLC	Common Stock				1,000,000	—	—	—
Iris Buyer, LLC	Common Stock				577	577	0.1	577
Iris Buyer, LLC	Common Stock				576,923	—	—	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.2	1,490
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	38
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	296
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.4	2,955
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						7,938	1.5	10,971
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.1	970
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	648
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	625
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,804,502	1,805	0.2	1,728
Legalshield	Common Stock				372	372	0.1	720
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	709
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	317
smarTours, LLC (6)	Common Stock				2,403	1,682	—	—
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.1	874
Wrench Group LLC	Common Stock				2,337	235	0.1	611
Wrench Group LLC	Common Stock				655	66	0.0	171
						8,687	0.9	7,373

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	344
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					0.0	—	—
First Eagle Logan JV, LLC (5)(7)(11)(13)(14)	Partnership Interest					43,974	5.2	39,004
Freeport Financial SBIC Fund LP (5)(11)(13)(14)	Partnership Interest					1,450	0.2	1,548
GACP II LP (6)(11)(13)(14)	Partnership Interest					4,000	0.5	3,927
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	33
WhiteHawk III Onshore Fund L.P. (5)(6)(11)(13)(14)	Partnership Interest					7,872	1.1	8,278
						57,707	7.0	53,134
Energy
Allied Wireline Services, LLC	Common Stock				4,538	—	—	—
Allied Wireline Services, LLC	Common Stock				2,063	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				2,956	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Common Stock				12,131	—	—	—
						—	—	—
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,884	—	—	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.2	1,173
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	4,684
Bayside Opco, LLC (6)	Common Stock				1,976	—	—	—
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	2,390
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.1	907
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	49
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,148	1,148	0.2	1,393

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				15,809	42	0.0	56
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,129
Smile Doctors LLC	Common Stock				227	714	0.1	577
						9,545	1.8	13,358
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	289
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	1,084
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,160
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.4	3,533
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	1,035
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	512
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	153
WCT Group Holdings, LLC	Common Stock				118	1,177	0.2	1,177
						3,133	0.4	2,877
Retailing
Palmetto Moon LLC	Common Stock				61	—	—	—
Matilda Jane Holdings, Inc.	Preferred Stock				2,587,855	—	—	—
MeriCal, LLC	Preferred Stock				521	103	—	—
MeriCal, LLC	Common Stock				5,334	—	—	—
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.2	1,171
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	1,021
						1,602	0.3	2,192

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	—	—
Software & Services
Certify, Inc.	Common Stock				841	246	0.0	273
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	707
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.2	1,702
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,202
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	621
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.0	365
						4,006	0.6	4,870
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						$95,770	13.2%	$100,178
Total United States						$1,422,077	188.2%	$1,410,306

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Canada
Debt Investments
Software & Services
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.86%	07/2027	1,600	$1,587	0.2	$1,571
PDFTron Systems Inc. (5)(11)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.86%	07/2026	149	147	0.0	144
PDFTron Systems Inc. (11)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.86%	07/2027	518	514	0.1	509
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.86%	07/2027	4,913	4,871	0.6	4,824
					7,180	7,119	0.9	7,048
Telecommunication Services
Sandvine Corporation (11)	Senior Secured Second Lien Term Loan	S + 800	13.46%	11/2026	4,500	4,420	0.4	3,330
Total Debt Investments Canada						$11,539	1.3%	$10,378
Total Canada						$11,539	1.3%	$10,378
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	11.71%	12/2025	£6,067	$7,529	1.0%	$7,735
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	11.71%	12/2025	£820	992	0.1	1,046
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.69%	06/2028	£1,416	1,954	0.2	1,805
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£392	522	0.1	499
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£11,000	13,320	1.9	14,023
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£498	549	0.1	635
					20,193	24,866	3.4	25,743
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.72%	03/2028	$4,352	$4,276	0.6	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.72%	03/2028	9,939	9,767	1.3	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.72%	03/2028	4,953	4,861	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(61)	—	—
					19,244	18,843	2.6	19,244

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	11.56%	10/2030	£4,339	5,195	0.7	5,380
APC Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	11.56%	10/2030	£1,244	1,483	0.2	1,484
APC Bidco Limited (4)(5)(11)	Unitranche First Lien Revolver			04/2030	£-	(33)	(0.0)	(34)
					5,583	6,645	0.9	6,830
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	11.19%	08/2028	£254	323	0.0	324
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	11.19%	08/2028	£13,234	17,827	2.2	16,871
					13,488	18,150	2.2	17,195
Total Debt Investments United Kingdom						$68,504	9.1%	$69,012
Equity Investments
Health Care Equipment & Services
IVC Evidenisa (11)	Preferred Stock				1,503,839	894	0.2	1,785
IVC Evidenisa (11)	Common Stock				26,595	30	—	—
Total Equity Investments United Kingdom						924	0.2%	1,785
Total United Kingdom						$69,428	9.3%	$70,797
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	10.35%	10/2030	€2,882	$3,064	0.4%	$3,118
Efor Holding (5)(10)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	10.35%	10/2030	€987	1,038	0.1	1,065
Total Debt Investments France						$4,102	0.5%	$4,183
Total France						$4,102	0.5%	$4,183
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.13%	02/2026	€1,868	$2,160	0.3%	$2,062
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 625	10.09%	02/2026	€6,910	7,745	1.0	7,629
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.09%	02/2026	€1,745	1,886	0.3	1,926
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600	9.89%	07/2029	€1,840	1,858	0.3	2,031
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 625	11.56%	07/2029	1,216	1,206	0.2	1,281
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	—	(15)	—	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 625	11.59%	07/2029	3,411	3,334	0.5	3,411
					16,990	18,174	2.6	18,340
Total Debt Investments Netherlands						$18,174	2.6%	$18,340
Total Netherlands						$18,174	2.6%	$18,340

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 575	9.88%	04/2026	€9,507	$10,615	1.4	$10,496
Miraclon Corporation (11)	Unitranche First Lien Term Loan	S + 575	11.08%	04/2026	4,162	4,112	0.6	4,162
					13,669	14,727	2.0	14,658
Total Debt Investments Belgium						$14,727	2.0%	$14,658
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	$1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	101
						92	0.0	101
Total Equity Investments Belgium						$92	0.0%	$101
Total Belgium						$14,819	2.0%	$14,759
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.16%	03/2028	AUD 29,475	$21,573	2.7	$20,079
Total Debt Investments Australia						$21,573	2.7%	$20,079
Total Australia						$21,573	2.7%	$20,079
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 475	8.69%	08/2029	€8,862	$8,707	1.3	$9,591
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	—	(8)	(0.0)	(8)
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 PIK	13.94%	08/2030	€2,062	2,047	0.3	2,216
AX VI INV2 Holding AB (Voff) (5)(6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600	9.91%	08/2029	€1,146	1,196	0.2	1,233
Total Debt Investments Sweden						$11,942	1.8%	$13,032

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				11,583,011	$1,086	0.2	$1,120
Total Equity Investments Sweden						$1,086	0.2%	$1,120
Total Sweden						$13,028	2.0%	$14,152
New Zealand
Debt Investments
Software & Services
Pushpay USA, INC. (11)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.28%	05/2030	18,525	$17,986	2.6	$19,081
Pushpay USA, INC. (4)(5)(11)	Unitranche First Lien Revolver			05/2030	—	(38)	—	—
Total Debt Investments New Zealand						$17,948	2.6%	$19,081
Total Investments						$1,592,688	213.0%	$1,582,075

Cash Equivalents
Goldman Sachs Financial Square Government Fund						$694	0.1	$694
Cash Equivalents Total						$694	0.1%	$694
Investments and Cash Equivalents Total						$1,593,382	213.1%	$1,582,769

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2023, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $742,594 as of December 31, 2023.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	8.50%	-	-	-	-
SOFR (“S”)	-	5.35%	5.33%	5.16%	4.77%
EURIBOR (“E”)	-	3.85%	3.91%	3.86%	3.51%
SONIA (“SN”)	5.19%	-	-	-	-
BBSY ("B")	-	-	4.41%	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of December 31, 2023.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.6% as of December 31, 2023.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 209	EUR 187	2/20/2024	$2
Wells Fargo Bank, N.A.	USD 992	EUR 809	2/20/2024	$96
Wells Fargo Bank, N.A.	USD 8,603	EUR 6,703	2/20/2024	$1,181
Wells Fargo Bank, N.A.	USD 308	EUR 249	2/20/2024	$32
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	$1,440
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	$52
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	$192
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	$183
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	$14
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	$21
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	$1,187
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	$(84)
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$728
Total Foreign Currency Exchange Contracts				$5,044

AUD Australian Dollar ("AUD") EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2022 (in thousands, except share and per share data)
Company/Security/Country	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

December 31, 2023

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2022, we had six investments across four portfolio companies on non-accrual status, which represented 2.0% and 1.2% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2023 and 2022.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2023 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

CBDC Universal Equity, Inc. and First Eagle OEMG Investor, Inc., are wholly-owned subsidiaries of the Company, and taxable entities (“Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continues to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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

New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred administrative services expenses of $1,454, $1,316 and $1,028 respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, $493 and $511, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Base Management Fee

The base management fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash, cash equivalents and restricted cash. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase. Under the terms of the Investment Advisory Agreement, the Adviser has voluntarily waived its right to receive management fees on the Company’s investments in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP for any period in which these investments remain in the investment portfolio. Previously, the Adviser also agreed to waive a portion of the management fee from February 1, 2020 through July 31, 2021 so that only 0.75% was charged for such time period.

For the years ended December 31, 2023, 2022 and 2021, the Company incurred management fees of $19,613, $16,344 and $14,118 of which $190, $229 and $3,302, respectively, were waived. As of December 31, 2023 and 2022, management fees of $5,026 and $4,056, respectively, were unpaid.

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

On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver became effective on July 31, 2021 and, pursuant to an extension of the waiver announced on October 4, 2022, continued through December 31, 2023. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP. Previously, the Adviser also agreed to waive the income based portion of the incentive fee from February 1, 2020 through July 31, 2021.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred income incentive fees of $17,451, $11,214 and $9,849, of which $276, $538 and $7,517, respectively, were waived. As of December 31, 2023 and 2022, income incentive fees of $4,770 and $3,112, respectively, were unpaid.

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

For the years ended December 31, 2023, 2022 and 2021, the Company recorded an accrual (reversal) of capital gains incentive fees on unrealized capital appreciation of $0, ($6,324) and $6,324, respectively. As of December 31, 2023 and 2022, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of December 31, 2023 and 2022, Crescent, its employees and certain officers and directors of the Company owned 2.65% and 3.10%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of December 31, 2023 and 2022, Sun Life owned 4.60% and 3.49%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes and a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, both described further in Note 6.

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

As further described in Note 13 "FCRD Acquisition", the Adviser paid $35,000 of cash consideration to FCRD stockholders as part of the FCRD Acquisition, a portion of which has been included in consideration paid for the net assets acquired as a deemed capital contribution to the Company.

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

The Company’s investments in non-controlled affiliates for the year ended December 31, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,596	$—	$—	$439	$14,152	$1,299
ASP MCS Acquisition	826	226	(3)	—	(250)	799	37
Bayside Opco, LLC	—	6,615	(262)	—	351	6,704	437
GACP II, LP	4,889	—	(1,091)	—	129	3,927	672
Isagenix International, LLC	—	2,642	—	—	(96)	2,546	413
Slickdeals Holdings, LLC	15,433	88	(148)	—	(181)	15,192	1,866
smarTours, LLC	—	4,805	—	—	(4,805)	—	47
Vivid Seats Ltd.	944	—	—	—	77	1,021	—
WhiteHawk III Onshore Fund L.P.	8,871	847	(1,271)	—	(169)	8,278	1,386
Total Non-Controlled Affiliates	$43,080	$16,819	$(2,775)	$—	$(4,505)	$52,619	$6,157

The Company’s investments in non-controlled affiliates for the year ended December 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2022	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$—	$11,436	$—	$—	$681	$12,117	$321
ASP MCS Acquisition	1,616	263	(3)	—	(1,050)	826	28
Battery Solutions, Inc.	7,031	2,129	(14,712)	7,098	(1,546)	-	2,113
GACP II, LP	12,619	—	(7,804)	—	74	4,889	1,593
Slickdeals Holdings, LLC	15,847	93	(148)	—	(359)	15,433	1,268
Southern Technical Institute, Inc.	7,686	—	—	—	(7,686)	—	2,932
Vivid Seats Ltd.	922	—	—	—	22	944	—
WhiteHawk III Onshore Fund L.P.	5,980	4,710	(2,265)	—	446	8,871	645
Total Non-Controlled Affiliates	$51,701	$18,631	$(24,932)	$7,098	$(9,418)	$43,080	$8,900

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

The Company’s investments in controlled affiliates for the year ended December 31, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$248	$(69)	$—	$(1,179)	$10,375	$801
First Eagle Logan JV, LLC(2)	—	44,768	(796)	—	(4,968)	39,004	10,800
Loadmaster Derrick & Equipment, Inc.	—	1,807	(250)	—	4,730	6,287	—
OEM Group, LLC	—	9,031	(1,024)	—	246	8,253	—
Total Controlled Affiliates	$11,375	$55,854	$(2,139)	$—	$(1,171)	$63,919	$11,601

The Company’s investments in controlled affiliates for the year ended December 31, 2022 were as follows (in thousands):

	Fair Value as of December 31, 2021	Gross Additions (3)	Gross Reductions (4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2022	Dividend, Interest, PIK and Other Income
Controlled Affiliates
CBDC Senior Loan Fund LLC(1)	$39,360	$—	$(36,698)	$(3,301)	$639	$—	$2,358
Envocore LLC	13,408	1,999	(1,793)	—	(2,239)	11,375	1,477
Total Controlled Affiliates	$52,768	$1,999	$(38,491)	$(3,301)	$(1,600)	$11,375	$3,835

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

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2023			As of December 31, 2022
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$436,249	$429,210	$(7,039)	$312,345	$301,001	$(11,344)
Unitranche First Lien	976,366	973,864	(2,502)	842,867	824,107	(18,760)
Unitranche First Lien - Last Out	15,627	13,544	(2,083)	14,879	13,827	(1,052)
Senior Secured Second Lien	62,659	58,212	(4,447)	67,001	60,877	(6,124)
Unsecured Debt	3,915	4,061	146	4,984	4,533	(451)
Equity & Other	40,165	50,050	9,885	35,993	44,851	8,858
LLC/LP Equity Interests	57,707	53,134	(4,573)	13,387	13,760	373
Total investments	$1,592,688	$1,582,075	$(10,613)	$1,291,456	$1,262,956	$(28,500)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
Health Care Equipment & Services	$409,925	25.9%	$361,940	28.7%
Software & Services	335,803	21.2	268,305	21.3
Commercial & Professional Services	219,937	14.0	201,213	15.9
Consumer Services	150,719	9.5	118,898	9.4
Diversified Financials	88,169	5.6	28,975	2.3
Insurance	74,421	4.7	58,032	4.6
Pharmaceuticals, Biotechnology & Life Sciences	60,866	3.8	55,020	4.4
Retailing	56,340	3.6	54,832	4.3
Capital Goods	41,441	2.6	40,838	3.2
Automobiles & Components	38,076	2.4	38,004	3.0
Materials	25,706	1.6	-	-
Consumer Durables & Apparel	19,244	1.2	19,244	1.5
Food, Beverage & Tobacco	15,562	1.0	8,491	0.7
Energy	11,264	0.7	2,185	0.2
Technology, Hardware & Equipment	9,349	0.6	-	-
Semiconductor and Semiconductor Equipment	8,253	0.5	-	-
Household & Personal Products	7,186	0.5	-	-
Transportation	3,938	0.2	1,254	0.1
Telecommunication Services	3,330	0.2	4,061	0.3
Food & Staples Retailing	2,546	0.2	1,664	0.1
Total investments	$1,582,075	100.0%	$1,262,956	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2023	Percentage of Fair Value	Fair Value as of December 31, 2022	Percentage of Fair Value
United States	$1,410,306	89.0%	$1,111,350	88.1%
United Kingdom	70,797	4.5	58,591	4.6
Australia	20,079	1.3	19,490	1.5
New Zealand	19,081	1.2	-	-
Netherlands	18,340	1.2	15,352	1.2
Belgium	14,759	0.9	14,166	1.1
Sweden	14,152	0.9	12,117	1.0
Canada	10,378	0.7	31,890	2.5
France	4,183	0.3	-	-
Total investments	$1,582,075	100.0%	$1,262,956	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$19,265	$409,945	$429,210
Unitranche First Lien	—	25,083	948,781	973,864
Unitranche First Lien – Last Out	—	—	13,544	13,544
Senior Secured Second Lien	—	13,305	44,907	58,212
Unsecured Debt	—	—	4,061	4,061
Equity & Other	—	1,141	48,909	50,050
Subtotal	$—	$58,794	$1,470,147	$1,528,941
Investments Measured at NAV (1)				53,134
Total Investments				$1,582,075

Foreign Currency Forward Contracts - Assets	—	5,128	—	5,128
Foreign Currency Forward Contracts - Liabilities	—	(84)	—	(84)

The following table presents fair value measurements of investments as of December 31, 2022 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$23,214	$277,786	$301,000
Unitranche First Lien	—	52,760	771,348	824,108
Unitranche First Lien – Last Out	—	—	13,827	13,827
Senior Secured Second Lien	—	4,291	56,586	60,877
Unsecured Debt	—	—	4,533	4,533
Equity & Other	—	944	43,907	44,851
Subtotal	$—	$81,209	$1,167,987	$1,249,196
Investments Measured at NAV (1)				13,760
Total Investments				$1,262,956

Foreign Currency Forward Contracts - Assets	—	8,154	—	8,154
Foreign Currency Forward Contracts - Liabilities	—	(157)	—	(157)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2023, based off of the fair value hierarchy as of December 31, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2023	$277,786	$771,348	$13,827	$56,586	$4,533	$43,907	$1,167,987
Amortized discounts/premiums	1,883	5,102	36	159	57	—	7,237
Paid in-kind interest	1,249	554	709	469	770	—	3,751
Net realized gain (loss)	(5,459)	(8,566)	—	(470)	(165)	651	(14,009)
Net change in unrealized appreciation (depreciation)	3,889	15,911	(1,031)	1,867	597	1,235	22,468
Purchases	263,869	247,512	3	3,240	919	5,067	520,610
Sales/return of capital/principal repayments/paydowns	(134,936)	(111,140)	—	(7,775)	(2,650)	(1,583)	(258,084)
Transfers in	1,664	28,060	—	4,061	—	—	33,785
Transfers out	—	—	—	(13,230)	—	(368)	(13,598)
Balance as of December 31, 2023	$409,945	$948,781	$13,544	$44,907	$4,061	$48,909	$1,470,147
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2023	$(2,813)	$10,833	$(1,031)	$976	$509	$2,275	$10,750

During the year ended December 31, 2023, the Company recorded $13,598 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $33,785 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2023 and 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$337,406	Discounted Cash Flows	Discount Rate	10.4%	-	19.3%	(12.0%)
	30,299	Enterprise Value	Comparable EBITDA Multiple	0.9x	-	11.3x	(6.5x)
	176	Collateral Analysis	Recovery Rate			1.3%
	8,253	Discounted Cash Flows	Royalty Payment Discount Rate			15.5%
	33,811	Broker Quoted	Broker Quote			N/A
	$409,945

Unitranche First Lien	$898,108	Discounted Cash Flows	Discount Rate	9.1%	-	18.6%	(11.8%)
	4,248	Enterprise Value	Comparable Revenue Multiple			0.6x
	46,425	Broker Quoted	Broker Quote			N/A
	$948,781

Unitranche First Lien - Last Out	$12,490	Discounted Cash Flows	Discount Rate	10.1%	-	17.4%	(12.8%)
	1,054	Collateral Analysis	Recovery Rate			20.7%
	$13,544

Senior Secured Second Lien	$32,051	Discounted Cash Flows	Discount Rate	13.2%	-	14.6%	(13.7%)
	7,878	Enterprise Value	Comparable EBITDA Multiple	3.4x	-	8.9x	(5.9x)
	4,978	Broker Quoted	Broker Quote			N/A
	$44,907

Unsecured Debt	$3,235	Discounted Cash Flows	Discount Rate	14.4%	-	18.1%	(15.9%)
	826	Enterprise Value	Comparable EBITDA Multiple			11.3x
	$4,061

Equity & Other	$435	Discounted Cash Flows	Discount Rate			18.2%
	48,474	Enterprise Value	Comparable EBITDA Multiple	1.8x	-	28.4x	(16.4x)
	$48,909

Total	$1,470,147

Security Type	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$201,043	Discounted Cash Flows	Discount Rate	9.4%	-	19.4%	(10.9%)
	13,593	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(9.1x)
	63,150	Broker Quoted	Broker Quote			N/A
	$277,786

Unitranche First Lien	$620,221	Discounted Cash Flows	Discount Rate	6.8%	-	15.7%	(10.8%)
	15,576	Enterprise Value	Comparable EBITDA Multiple	13.1x	-	6.8x	(11.5x)
	135,551	Broker Quoted	Broker Quote			N/A
	$771,348

Unitranche First Lien - Last Out	$11,642	Discounted Cash Flows	Discount Rate	8.4%	-	16.5%	(10.9%)
	2,185	Collateral Analysis	Recovery Rate			42.9%
	$13,827

Senior Secured Second Lien	$29,749	Discounted Cash Flows	Discount Rate	11.5%	-	26.0%	(15.6%)
	7,397	Enterprise Value	Comparable EBITDA Multiple	8.3x	-	14.8x	(10.8x)
	19,440	Broker Quoted	Broker Quote			N/A
	$56,586

Unsecured Debt	$4,533	Discounted Cash Flows	Discount Rate	15.2%	-	17.3%	(16.1%)

Equity & Other	$200	Discounted Cash Flows	Discount Rate	22.1%	-	22.1%	(22.1%)
	43,311	Enterprise Value	Comparable EBITDA Multiple	10.9x	-	27.8x	(15.7x)
	396	Broker Quoted	Broker Quote			N/A
	$43,907

Total	$1,167,987

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, comparable multiples and market discount rates. The Company typically uses comparable EBITDA or revenue multiples on its equity securities to determine the fair value of investments. The Company uses discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security.

•
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
•
The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ EBITDA, revenue and comparable market transactions. Increases and decreases in market EBITDA multiples and revenue would result in an increase or decrease in the fair value, respectively.
•
The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.

Note 6. Debt

Debt consisted of the following (in thousands):

	December 31, 2023				December 31, 2022
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500,000	$329,850	$170,150	$329,850	$350,000	$233,000	$117,000	$233,000
SMBC Corporate Revolving Facility	385,000	225,471	159,529	225,471	350,000	241,836	108,164	241,836
Series 2020A Unsecured Notes	—	—	—	—	50,000	50,000	—	50,000
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	—	—	—	—
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	—	—	—	—
Total Debt	$1,181,600	$851,921	$329,679	$851,921	$885,000	$659,836	$225,164	$659,836

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2023 and 2022, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of December 31, 2023 and 2022, the fair value of the Series 2021A Unsecured Notes was approximately $128,296 and $123,223, respectively.
(5)
As of December 31, 2023, the fair value of the FCRX Unsecured Notes was approximately $104,458.
(6)
As of December 31, 2023, the fair value of the Series 2023A Unsecured Notes was approximately $51,986.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2023, 2022 and 2021 was 7.02%, 4.73% and 3.72% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2023, 2022 and 2021 was $836,999, $673,503 and $530,675 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2023 and 2022, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of December 31, 2023 and 2022, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of December 31, 2023 and 2022, deferred financing costs related to the SPV Asset Facility were $4,614 and $2,110, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of December 31, 2023 and 2022, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,721 and $2,217, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on an effective yield basis. As of December 31, 2023 and 2022, deferred financing costs related to the Series 2021A Unsecured Notes were $609 and $895, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

FCRX Unsecured Notes

On March 9, 2023, in connection with the FCRD Acquisition, the Company assumed $111,600 of unsecured notes (the "FCRX Unsecured Notes"). The FCRX Unsecured Notes mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The FCRX Unsecured Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The FCRX Unsecured Notes trade on the New York Stock Exchange under the trading symbol “FCRX”.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on an effective yield basis. As of December 31, 2023, deferred financing costs related to the Series 2023A Unsecured Notes of $193 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

The Company terminated the Ally Corporate Revolving Facility concurrent with the closing of the SMBC Corporate Revolving Facility on October 27, 2021.

InterNotes®

On January 31, 2020, in connection with an acquisition, the Company assumed direct unsecured fixed interest rate obligations or “InterNotes®”. The InterNotes® bore interest at fixed interest rates ranging between 6.25% and 6.75% and offered a variety of maturities ranging between February 15, 2021 and April 15, 2022. The Company redeemed or paid down the remaining $16,418 of InterNotes® during the first quarter of 2021.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, Ally Corporate Revolving Facility, InterNotes®, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes were as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Borrowing interest expense	$54,875	$28,930	$16,166
Unused facility fees	1,767	1,212	1,046
Amortization of financing costs	2,100	1,738	2,554
Total interest and credit facility expenses	$58,742	$31,880	$19,766
Weighted average outstanding balance	$836,999	$673,503	$530,675

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

During the years ended December 31, 2023 and 2022 the Company’s average USD notional exposure to foreign currency forward contracts was $97,406 and $94,393, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2023	Wells Fargo Bank, N.A.	$5,128	$(84)	$5,044	$—	$5,044
December 31, 2022	Wells Fargo Bank, N.A.	$8,154	$(157)	$7,997	$—	$7,997

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021

Net realized gain (loss) on foreign currency forward contracts	$1,021	$24	$(193)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2,954)	6,513	2,116
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(1,933)	$6,537	$1,923

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 and 2022, the Company had aggregated unfunded commitments totaling $175,048 and $158,905 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC (5)	Revolver	6/1/2026	$234	—	$-
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	300	6/24/2028	720
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	2,530	6/24/2024	2,800
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	627	8/2/2027	657
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2024	912	8/2/2023	1,688
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	652	—	-
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	—	-
Acu-Serve, LLC (7)	Delayed Draw Term Loan	10/18/2025	2,000	—	-
Advanced Diabetes Supply (5)	Revolver	12/30/2027	350	12/30/2027	88
Advanced Web Technologies (5)	Revolver	12/17/2026	342	—	-
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	—	-
Alera Group Inc. (7)	Delayed Draw Term Loan	3/2/2024	1,275	3/2/2024	4,401
Alera Group Inc. (7)	Delayed Draw Term Loan	11/17/2025	3,130	—	-
Alpine SG, LLC (5)	Revolver	11/5/2027	105	—	-
Alpine X (5)	Revolver	12/27/2027	137	—	-
Alpine X (5)	Revolver	12/27/2027	64	—	-
Ansira Partners, Inc.	Delayed Draw Term Loan	—	—	12/20/2024	254
APC Bidco Limited (11)	Delayed Draw Term Loan	11/10/2027	2,102	—	—
APC Bidco Limited (11)	Revolver	11/4/2030	1,229	—	—
Apps Associates LLC	Delayed Draw Term Loan	—	—	7/2/2023	900
Apps Associates LLC (5)	Revolver	7/2/2027	800	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	11/28/2025	3,350	—	—
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	667	—	—
Auveco Holdings (5)	Revolver	5/5/2028	540	5/5/2028	450
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	5/5/2024	850
AX VI INV2 Holding AB (Voff) (9)	Revolver	8/31/2029	411	8/31/2029	398
AX VI INV2 Holding AB (Voff) (10)	Delayed Draw Term Loan	8/31/2029	387	8/31/2029	1,593
Bandon Fitness (Texas) Inc. (7)	Delayed Draw Term Loan	7/27/2028	727	—	—
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	159	—	—
Banker's Toolbox, Inc.	Delayed Draw Term Loan	—	—	7/27/2023	4,184
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2026	634	—	—
BCDI Rodeo Dental Buyer, LLC (5)	Revolver	5/14/2025	1,583	—	—
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	76	10/5/2024	66
BioAgilytix	Delayed Draw Term Loan	—	—	12/21/2023	1,865
Benesys Inc. (5)	Revolver	10/5/2024	82	—	—
C-4 Analytics, LLC	Revolver	—	—	8/22/2023	600
CC Amulet Management, LLC (5)	Revolver	8/31/2027	119	—	—
CC Amulet Management, LLC (7)	Delayed Draw Term Loan	8/31/2027	722	—	—
Cedar Services Group, LLC	Revolver	6/11/2027	—	—	—
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,974	12/9/2025	1,974
Claritas, LLC	Delayed Draw Term Loan	—	—	9/30/2023	2,450
Claritas, LLC (5)	Revolver	3/31/2026	780	3/31/2026	1,950
Concord III, LLC (5)	Revolver	12/20/2028	550	—	—
Consolidated Label Co., LLC	Revolver	7/15/2026	—	7/15/2026	650
ConvenientMD (5)	Revolver	6/15/2027	138	—	—
CRA MSO, LLC (5)	Revolver	12/17/2024	92	12/17/2023	92
Doxa Insurance Holdings, LLC	Revolver	12/4/2026	—	—	—
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,720	7/5/2029	3,545
Eagle Midco B.V. (Avania) (10)	Revolver	1/5/2029	812	1/5/2029	788
Effective School Solutions LLC (5)	Revolver	11/30/2027	580	11/30/2027	1,276
Efor Holding (8)	Delayed Draw Term Loan	10/4/2026	135	—	—
EMS Buyer, Inc. (5)	Revolver	11/23/2027	55	11/23/2027	550
Envocore Holding, LLC (5)	Revolver	12/31/2025	2,778	12/31/2025	2,778
Eshipping	Delayed Draw Term Loan	—	—	11/5/2023	1,850
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	—	—
Everlast Parent Inc. (5)	Revolver	10/30/2026	806	10/30/2026	1,151
Evolution BuyerCo, Inc.	Delayed Draw Term Loan	—	—	12/23/2023	31
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
Explorer Investor, Inc.	Delayed Draw Term Loan	—	—	6/28/2024	2,400
First Eagle Logan JV, LLC	Parnership Interest		9,400	—	—
Formulations Parent Corporation (5)	Revolver	11/15/2029	1,651	—	—
Freeport Financial SBIC Fund LP	Parnership Interest		2,222	—	—
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	534	12/21/2027	448
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	7/1/2024	399	7/1/2024	1,662
Galway Borrower, LLC	Delayed Draw Term Loan	—	—	9/30/2023	134
Galway Borrower, LLC (5)	Revolver	9/30/2027	926	9/30/2027	926
Gener8, LLC (5)	Revolver	8/14/2024	300	—	—
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,750	5/4/2027	1,542
Granicus, Inc. (5)	Revolver	1/29/2027	637	1/29/2027	535
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (5)	Revolver	8/1/2029	713	—	—
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	2,050	—	—
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	639	9/30/2026	1,150
Hepaco, LLC (5)	Revolver	8/18/2024	916	8/18/2024	135
Hercules Borrower LLC (5)	Revolver	12/15/2026	2,222	12/15/2026	1,985

		As of December 31, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Hercules Borrower LLC (7)	Delayed Draw Term Loan		788	9/10/2023	1,092
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	15	11/3/2025	610
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	367	5/25/2023	953
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	1,255	12/9/2026	508
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,396	6/2/2028	1,511
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	6/21/2026	718	—	—
Infobase (5)	Revolver	6/14/2028	991	6/14/2028	1,450
Infobase (7)	Delayed Draw Term Loan	6/14/2024	1,850	6/14/2024	1,850
Integrated Pain Management Medical Group, Inc. (5)	Revolver	6/17/2026	442	—	—
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Iris Buyer, LLC (5)	Revolver	10/2/2029	1,514	—	—
Iris Buyer, LLC (7)	Delayed Draw Term Loan	3/29/2025	1,294	—	—
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	8/31/2024	3,569	8/31/2024	3,692
JTM Foods LLC	Delayed Draw Term Loan	—	—	5/14/2027	250
JTM Foods LLC (5)	Revolver	5/14/2027	80	5/14/2027	347
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	340	6/17/2024	2,356
Lash Opco LLC (5)	Revolver	9/18/2025	91	—	—
Learn-It Systems, LLC	Delayed Draw Term Loan	—	—	5/4/2023	1,451
Learn-It Systems, LLC (5)	Revolver	3/18/2025	900	3/18/2025	283
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	614	—	—
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	—	—	2/28/2023	5,101
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	1,050	2/3/2026	595
Lion Cashmere Bidco Limited (10)	Delayed Draw Term Loan	9/23/2024	3,044	9/23/2024	2,952
List Partners, Inc. (5)	Revolver	5/1/2024	270	1/5/2023	450
Loadmaster Derrick & Equipment, Inc. (5)	Revolver		225	—	—
Mann Lake Ltd. (5)	Revolver	10/4/2024	56	—	—
Mario Purchaser, LLC (16)	Revolver	4/26/2028	731	4/26/2028	1,044
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2024	2,819	4/26/2024	3,690
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	150	7/21/2027	129
Minuteman Security Technologies, Inc. (5)	Revolver	2/1/2029	1,000	—	—
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	2/2/2025	1,209	—	—
MRI Software LLC (7)	Delayed Draw Term Loan	12/19/2025	1,500	—	—
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC)	Revolver	—	—	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	640	6/15/2027	560
New Era Technology, Inc.	Delayed Draw Term Loan	—	—	10/31/2026	504
New Era Technology, Inc. (5)	Revolver	10/31/2026	228	10/31/2026	265
New Era Technology, Inc. (5)	Revolver	10/31/2026	486	—	—
Newcleus, LLC (5)	Revolver	8/2/2026	435	—	—
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	—	—
Nexant Volt MergerSub, Inc. (5)	Revolver	5/11/2027	229	5/11/2027	500
Nurture Landscapes (12)	Delayed Draw Term Loan	6/3/2025	2,086	—	—
Nurture Landscapes	Delayed Draw Term Loan	—	—	6/2/2028	465
Odessa Technologies, Inc.	Delayed Draw Term Loan	—	—	10/19/2023	1,786
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	150	7/6/2028	500
Omni Ophthalmic Management Consultants, LLC	Revolver	—	—	5/31/2023	113
Safco Dental Supply, LLC (5)	Delayed Draw Term Loan	6/14/2025	345	6/14/2025	480
Omni Ophthalmic Management Consultants, LLC	Delayed Draw Term Loan	—	—	3/7/2024	1,500
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	—	—
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	—	—
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	—	—
Ontario Systems, LLC	Revolver	—	—	8/30/2025	256
Painters Supply & Equipment Company	Delayed Draw Term Loan	—	—	8/10/2023	724
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	328	8/10/2027	299
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,390	1/29/2026	1,390
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	—	—	7/8/2024	2,626
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	11/16/2025	883	—	—
PDFTron Systems Inc. (5)	Revolver	7/15/2026	149	—	—
PharComp Parent B.V.	Delayed Draw Term Loan	—	—	2/18/2023	1,432
PharComp Parent B.V.	Delayed Draw Term Loan	—	—	2/18/2023	2,873
Pinnacle Purchaser, LLC (5)	Revolver	12/28/2029	575	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	541	5/12/2029	811
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	5/12/2024	1,892	5/12/2024	1,892
Point Quest Acquisition, LLC (5)	Revolver	8/12/2028	429	—	—
Potter Electric Signal Company	Revolver	12/19/2024	—	12/19/2024	550
SuperHero Fire Protection, LLC (5)	Delayed Draw Term Loan	9/1/2026	65	—	—
PPV Intermediate Holdings LLC	Delayed Draw Term Loan	—	—	2/29/2024	415
PPV Intermediate Holdings LLC (Vetcor)	Delayed Draw Term Loan	—	—	2/29/2024	234
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	166
Premier Dental Care Management, LLC	Delayed Draw Term Loan	—	—	8/5/2023	793
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,338	8/5/2027	1,030
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	1,277	9/22/2026	259
Professional Physical Therapy	Revolver	—	—	2/28/2023	188
PromptCare Intermediate, LP	Delayed Draw Term Loan	—	—	9/1/2023	2,778
Pushpay USA, INC. (5)	Revolver	5/10/2030	1,429	—	—

		As of December 31, 2023		As of December 31, 2022
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Pye-Barker Fire & Safety, LLC (14)	Delayed Draw Term Loan	6/15/2024	1,200	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC (15)	Delayed Draw Term Loan	11/1/2027	873	—	—
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	1,531	11/26/2027	816
Pye-Barker Fire & Safety, LLC (5)	Revolver	10/1/2024	142	10/1/2024	75
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2026	1,811	—	—
Quorum Health Resources (5)	Revolver	5/26/2027	522	—	—
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	150	10/1/2024	258
Right Networks, LLC (5)	Revolver	5/21/2026	233	—	—
Ruffalo Noel Levitz, LLC	Revolver	—	—	5/29/2024	75
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	943	12/20/2026	650
Seniorlink Incorporated (5)	Revolver	12/31/2027	458	—	—
Seniorlink Incorporated (5)	Revolver	7/17/2026	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	6/12/2024	727	6/12/2023	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Vital Care Buyer, LLC (5)	Delayed Draw Term Loan	10/19/2025	2,222	10/19/2025	1,852
Smile Doctors LLC	Delayed Draw Term Loan	—	—	12/23/2028	2,010
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	646
Smile Doctors LLC (7)	Delayed Draw Term Loan	2/24/2025	1	—	—
SolutionReach, Inc. (5)	Revolver	1/17/2024	467	—	—
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	840
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	4/25/2024	2,425
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	1/2/2024	833	12/30/2023	2,226
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,887	12/30/2026	528
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	1,056	5/23/2028	650
Sun Acquirer Corp.	Delayed Draw Term Loan	—	—	9/8/2027	491
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,449	9/8/2027	1,812
Effective School Solutions LLC	Revolver	—	—	11/30/2023	2,200
Sydney US Buyer Corp.	Revolver	—	—	7/8/2029	654
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	7/8/2029	98	7/8/2029	1,961
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	12/14/2026	10,000	—	—
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	11/4/2024	1,200	—	—
Technology Partners, LLC (5)	Delayed Draw Term Loan	11/16/2027	1,037	—	—
Technology Partners, LLC (7)	Revolver	11/16/2027	747	—	—
The Hilb Group, LLC (5)	Revolver	12/2/2025	265	12/2/2025	340
The Hilb Group, LLC (5)	Revolver	12/2/2025	111	12/2/2025	143
The Hilb Group, LLC (5)	Delayed Draw Term Loan	2/10/2024	498	12/10/2023	1,880
The Hilb Group, LLC (5)	Revolver	12/2/2025	88	12/2/2025	113
The Mulch & Soil Company, LLC (5)	Revolver	4/30/2026	853	—	—
TMA Buyer, LLC (5)	Revolver	9/30/2027	385	—	—
Transportation Insight, LLC (5)	Revolver	12/3/2024	55	12/3/2024	750
Tricor Borrower, LLC (5)	Revolver	10/22/2026	58	—	—
TriStrux, LLC (5)	Revolver	12/15/2026	499	—	—
TriStrux, LLC (7)	Delayed Draw Term Loan	12/15/2026	483	—	—
Unifeye Vision Partners	Delayed Draw Term Loan	—	—	9/7/2023	1,199
Unifeye Vision Partners (5)	Revolver	9/13/2025	1,133	9/13/2025	793
United Flow Technologies	Delayed Draw Term Loan	—	—	10/29/2023	82
United Flow Technologies (5)	Revolver	10/29/2027	616	10/29/2027	1,600
UP Acquisition Corp.	Revolver	5/23/2024	—	5/23/2024	807
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	765	—	—
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	11/8/2025	1,650	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	320	—	—
WhiteHawk III Onshore Fund L.P.	Parnership Interest	7/5/2024	2,123	7/5/2024	1,700
Winxnet Holdings LLC	Revolver	—	—	6/29/2023	163
Total			$175,048		$158,905

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2023 and 2022.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09
August 3, 2023	September 29, 2023	October 16, 2023	Regular	$0.41
August 3, 2023	August 31, 2023	September 15, 2023	Supplemental	$0.08
May 4, 2023	June 30, 2023	July 17, 2023	Regular	$0.41
February 16, 2023	March 31, 2023	April 17, 2023	Regular	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	Regular	$0.41
August 5, 2022	September 30, 2022	October 17, 2022	Regular	$0.41
May 3, 2022	June 30, 2022	July 15, 2022	Regular	$0.41
February 18, 2022	March 31, 2022	April 15, 2022	Regular	$0.41
November 5, 2021	September 2, 2022	September 15, 2022	Special	$0.05
November 5, 2021	June 3, 2022	June 15, 2022	Special	$0.05
November 5, 2021	March 4, 2022	March 15, 2022	Special	$0.05
November 5, 2021	December 3, 2021	December 15, 2021	Special	$0.05
November 5, 2021	December 31, 2021	January 17, 2022	Regular	$0.41
August 6, 2021	September 30, 2021	October 15, 2021	Regular	$0.41
May 10, 2021	June 30, 2021	July 15, 2021	Regular	$0.41
February 22, 2021	March 31, 2021	April 15, 2021	Regular	$0.41

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

On November 18, 2021, the Company issued 2,720,000 shares of common stock for total cash proceeds of $58,018 in connection with a public equity offering.

At December 31, 2023 and 2022, Crescent, Sun Life and other related parties owned 7.25% and 6.59%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2023 and 2022, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the years ended December 31,
	2023	2022	2021

Net increase (decrease) in net assets resulting from operations	$83,837	$15,544	$83,633
Weighted average common shares outstanding	35,928,203	30,887,360	28,477,771
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$2.33	$0.50	$2.94

Note 11. Income Taxes

The tax character of stockholder distributions attributable to the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	2023	2022	2021
Ordinary Income	$67,081	$55,288	$48,843
Capital Gain	—	—	—
Total	$67,081	$55,288	$48,843

For years ended December 31, 2023, 2022 and 2021, 84.5%, 83.8%, and 86.7%, respectively, of ordinary income qualified as interest related dividend, which is exempt from U.S. withholding tax applicable to non U.S. stockholders.

The components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities due to temporary and permanent differences. Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Undistributed net investment income	$34,975	$15,656	$13,350
Other temporary differences	(428)	(437)	(447)
Post October loss deferrals	-	—	—
Capital loss carryover	(196,476)	(41,134)	(34,248)
Unrealized appreciation (depreciation)	(61,409)	(36,583)	7,437
Components of tax distributable earnings at year end	$(223,338)	$(62,498)	$(13,908)

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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service. A portion of losses acquired from Alcentra Capital and First Eagle Alternative Capital BDC may be subject to limitations under the Internal Revenue Code.

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the years ended December 31, 2023, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows (in thousands):

	2023	2022	2021
Accumulated net realized gain (loss)	$(161,456)	$(5,482)	$(16,849)
Distributions in excess of Investment Company Taxable Income	(16,140)	(3,364)	2,837
Total	$(177,596)	$(8,846)	$(14,012)

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of December 31, 2023	As of December 31, 2022
Tax Cost		$1,639,709	$1,295,847
Gross Unrealized Appreciation		$374	$9,274
Gross Unrealized Depreciation		(57,314)	(42,164)
	Net Unrealized Investment Appreciation (Depreciation)	$(56,940)	$(32,890)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the years ended December 31,
	2023	2022	2021
Income tax (benefit) provision	$31	$-	$-
Excise tax (benefit) provision	1,276	155	2,250
(Benefit) provision for income and excise taxes	$1,307	$155	$2,250

As of December 31, 2023 and 2022, $1,296 and $657 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the years ended December 31,
	2023	2022	2021
Benefit (provision) for taxes on realized gain on investments	$132	$(911)	$(1,177)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	901	105	(220)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$1,033	$(806)	$(1,397)

As of December 31, 2023 and 2022, $114 and $91, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2023 and 2022, $578 and $899, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the years ended December 31,
	2023	2022	2021		2020		2019
Per Share Data:(1)
Net asset value, beginning of period	$19.83	$21.12	$19.88		$19.50		$19.43
Net investment income after tax	2.30	1.93	1.67		1.80		1.83
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	0.03	(1.43)	1.27		0.18		(0.14)
Net increase (decrease) in net assets resulting from operations	2.33	0.50	2.94		1.98		1.69
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	(0.30)	-	-	-	-	-	-
Distributions declared from net investment income(2)	(1.81)	(1.79)	(1.69)		(1.64)		(1.64)
Effect of equity issuances, net of share repurchases and rounding	(0.01)	-	0.01		0.04		0.03
Offering costs	-	-	(0.02)		-		(0.01)
Total increase (decrease) in net assets	0.21	(1.29)	1.24		0.38		0.07
Net asset value, end of period	$20.04	$19.83	$21.12		$19.88		$19.50
Shares outstanding, end of period	37,061,547	30,887,360	30,887,360		20,862,314		13,358,289
Market value, end of period	$17.38	12.78	17.60		14.57		—
Weighted average shares outstanding	35,928,203	30,887,360	28,477,771		27,681,757		17,344,640
Total return based on market value (3)	52.37%	-18.45%	32.46%		1.47%		—
Total return based on net asset value (4)	10.19%	2.37%	14.74%		10.36%		8.81%
Ratio/Supplemental Data:
Net assets, end of period	$742,594	$612,541	$652,285		$560,000		$406,917
Ratio of total net expenses to average net assets(5)	14.39%	8.96%	7.81%		5.34%		6.54%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.64%	3.26%	3.02%		2.24%		2.50%
Ratio of net investment income before taxes to average net assets	11.88%	9.41%	8.40%		10.10%		9.61%
Ratio of interest and credit facility expenses to average net assets	8.32%	5.01%	3.33%		3.10%		4.03%
Ratio of net incentive fees to average net assets	2.43%	0.68%	1.46%		-		-
Portfolio turnover	13.31%	21.52%	41.64%		28.01%		23.97%
Asset coverage ratio	186%	192%	201%		217%		225%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.46%, 9.04%, 7.83%, 5.37% and 6.58% for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended December 31 for the years indicated below. We had no senior securities outstanding as of December 31 of any fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
SPV Asset Facility
Fiscal 2023	$329,850	$1,860	-	N/A
Fiscal 2022	$233,000	$1,917	-	N/A
Fiscal 2021	$249,500	$2,014	-	N/A
Fiscal 2020	$260,210	$2,166	-	N/A
Fiscal 2019	$220,687	$2,250	-	N/A
Fiscal 2018	$159,629	$2,085	-	N/A
Fiscal 2017	$86,629	$2,135	-	N/A
Fiscal 2016	$47,629	$2,347	-	N/A
Revolving Credit Facility(5)
Fiscal 2016	$47,810	$2,347	-	N/A
Fiscal 2015	$54,810	$2,415	-	N/A
Revolving Credit Facility II(6)
Fiscal 2018	$78,310	$2,085	-	N/A
Fiscal 2017	$65,310	$2,135	-	N/A
Ally Corporate Revolving Facility(8)
Fiscal 2020	$149,904	$2,166	-	N/A
Fiscal 2019	$104,754	$2,250	-	N/A
SMBC Corporate Revolving Facility
Fiscal 2023	$225,471	$1,860	-	N/A
Fiscal 2022	$241,836	$1,917	-	N/A
Fiscal 2021	$203,437	$2,014	-	N/A
Series 2020A Notes (9)
Fiscal 2022	$50,000	$1,917	-	N/A
Fiscal 2021	$50,000	$2,014	-	N/A
Fiscal 2020	$50,000	$2,166	-	N/A
Series 2021A Notes
Fiscal 2023	$135,000	$1,860	-	N/A
Fiscal 2022	$135,000	$1,917	-	N/A
Fiscal 2021	$135,000	$2,014	-	N/A
Series 2023A Notes
Fiscal 2023	$50,000	$1,860	-	N/A
FCRX Unsecured Notes
Fiscal 2023	$111,600	$1,860	-	$941.0
InterNotes®(7)
Fiscal 2020	$16,418	$2,166	-	N/A

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
(4)
Not applicable, except for FCRX Unsecured Notes. The average market price per unit for FCRX Unsecured Notes is based on the average daily closing prices as reported on the NYSE during the period presented and is expressed per $1,000 of indebtedness.
(5)
Our $50.0 million revolving credit facility with Natixis, New York Branch, as administrative agent and certain of its affiliates as lenders, dated as of June 29, 2015, which has been paid down in full and was terminated on June 29, 2017.

(6)
Our $75.0 million revolving credit facility with Capital One, National Association, as Administrative Agent, Lead Arranger, Managing Agent and Committed Lender, dated as of June 29, 2017, which has been paid down in full and was terminated on August 20, 2019.
(7)
We redeemed or paid down the remaining $16.4 million of InterNotes® during the first quarter of 2021.
(8)
Our $200.0 million revolving credit facility with Ally Bank, as Administrative Agent and Arranger, dated as of August 20, 2019, which has been paid down in full and was terminated on October 27, 2021.
(9)
We redeemed or paid down the $50.0 million of Series 2020A Notes on July 28, 2023.

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

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase up to $20,000 of the combined company’s common stock via a share purchase program. As of December 31, 2023, Sun Life purchased approximately $10,000 of the Company's common stock via a share purchase program.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2023 and for the year ended December 31, 2023.

On February 15, 2024, the Company's Board of Directors declared a regular first quarter cash dividend of $0.41 per share, which will be paid on April 15, 2024 to stockholders of record as of March 29, 2024. Additionally, the Company's Board declared a supplemental cash dividend of $0.10 per share which will be paid on March 15, 2024 to stockholders of record as of February 29, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements on page 69 of this annual report on Form 10-K.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

19.1	Insider Trading Policy (filed herewith).

21.1	Subsidiaries of Crescent Capital BDC Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Clawback Policy (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: February 21, 2024	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: February 21, 2024	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Gerhard Lombard, George P. Hawley, Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

Signature	Title

/s/ Jason A. Breaux	Chief Executive Officer
Jason A. Breaux

/s/ Gerhard Lombard	Chief Financial Officer
Gerhard Lombard

/s/ George G. Strong, Jr.	Director and Chairman of the Audit Committee
George G. Strong, Jr.

/s/ Steven F. Strandberg	Director
Steven F. Strandberg

/s/ Michael S. Segal	Director
Michael S. Segal

/s/ Kathleen Briscoe	Director
Kathleen Briscoe

/s/ Susan Yun Lee	Director
Susan Yun Lee

/s/ Elizabeth Ko	Director
Elizabeth Ko