Form 10-Q
period 2024-03-31
Crescent Capital BDC, Inc.
filed 2024-05-08
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 8, 2024 was 37,061,547

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,450,958 and $1,469,251, respectively)	$1,451,357	$1,465,537
Non-controlled affiliated investments (cost of $53,855 and $56,084, respectively)	50,618	52,619
Controlled investments (cost of $65,027 and $67,353, respectively)	61,368	63,919
Cash and cash equivalents	6,743	7,780
Restricted cash and cash equivalents	25,205	16,690
Interest and dividend receivable	14,774	14,000
Receivable from unsettled transactions	2,782	251
Unrealized appreciation on foreign currency forward contracts	4,713	5,128
Deferred tax assets	787	114
Other assets	2,022	1,341

Total assets	$1,620,369	$1,627,379

Liabilities
Debt (net of deferred financing costs of $6,621 and $7,138, respectively)	$831,426	$844,783
Distributions payable	15,195	15,195
Interest and other debt financing costs payable	8,734	10,900
Management fees payable	4,942	5,026
Incentive fees payable	4,901	4,770
Deferred tax liabilities	912	578
Unrealized depreciation on foreign currency forward contracts	26	84
Accrued expenses and other liabilities	2,535	3,449
Total liabilities	868,671	884,785

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	-	-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 shares issued and outstanding)	37	37
Paid-in capital in excess of par value	965,895	965,895
Accumulated earnings (loss)	(214,234)	(223,338)
Total net assets	751,698	742,594
Total liabilities and net assets	$1,620,369	$1,627,379
Net asset value per share	$20.28	$20.04

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$43,564	$34,245
Paid-in-kind interest	1,155	618
Dividend income	393	4
Other income	889	46
From non-controlled affiliated investments:
Interest income	692	612
Paid-in-kind interest	442	49
Dividend income	287	628
From controlled investments:
Interest income	299	167
Paid-in-kind interest	-	192
Dividend income	2,640	2,720
Total investment income	50,361	39,281

Expenses:
Interest and other debt financing costs	15,604	12,370
Management fees	4,980	4,456
Income based incentive fees	4,937	3,692
Professional fees	447	311
Directors’ fees	156	168
Other general and administrative expenses	628	726
Total expenses	26,752	21,723
Management fees waiver	(38)	(46)
Income based incentive fees waiver	(36)	(89)
Net expenses	26,678	21,588
Net investment income before taxes	23,683	17,693
Provision for income and excise taxes	366	201
Net investment income	23,317	17,492
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(1,604)	252
Foreign currency transactions	(11)	-
Foreign currency forward contracts	1,447	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	4,870	(5,554)
Non-controlled affiliated investments	228	365
Controlled investments	(225)	(4,329)
Foreign currency forward contracts	(356)	(661)
Net realized and unrealized gains (losses) on investments	4,349	(9,927)
Benefit (provision) for taxes on realized gain on investments	-	252
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	339	(40)
Net increase (decrease) in net assets resulting from operations	$28,005	$7,777

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.76	$0.24
Net investment income per share (basic and diluted):	$0.63	$0.54
Weighted average shares outstanding (basic and diluted):	37,061,547	32,465,208

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	23,317	23,317
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(168)	(168)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	4,517	4,517
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	339	339
Distributions to stockholders	-	-	-	(18,901)	(18,901)
Total increase (decrease) for the three months ended March 31, 2024	-	$-	$-	$9,104	$9,104
Balance at March 31, 2024	37,061,547	$37	$965,895	$(214,234)	$751,698

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	17,492	17,492
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	252	252
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(10,179)	(10,179)
Benefit (provision) for taxes on realized gain on investments	-	-	-	252	252
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(40)	(40)
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	-	91,257
Deemed contribution from Adviser (Note 13)	-	-	22,040	-	22,040
Distributions from distributable earnings	-	-	-	(15,195)	(15,195)
Total increase (decrease) for the three months ended March 31, 2023	6,174,187	$6	$113,291	$(7,418)	$105,879
Balance at March 31, 2023	37,061,547	$37	$788,299	$(69,916)	$718,420

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,005	$7,777

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(73,855)	(29,045)
Paid-in-kind interest income	(1,629)	(852)
Proceeds from sales of investments and principal repayments	98,415	54,351
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	2,223	(128)
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	-	(14,981)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(4,873)	9,518
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	356	661
Amortization of premium and accretion of discount, net	(2,305)	(1,857)
Amortization of deferred financing costs	517	473
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(2,531)	(7,682)
(Increase) decrease in interest receivable	(774)	(3,510)
(Increase) decrease in deferred tax asset	(673)	17
(Increase) decrease in other assets	(681)	2,761
Increase (decrease) in management fees payable	(84)	354
Increase (decrease) in incentive fees payable	131	491
Increase (decrease) in directors’ fees payable	-	17
Increase (decrease) in interest and other debt financing costs payable	(2,166)	(1,495)
Increase (decrease) in deferred tax liability	334	579
Increase (decrease) in payable for investment purchased	-	(514)
Increase (decrease) in accrued expenses and other liabilities	(914)	(928)
Net cash provided by (used for) operating activities	$39,496	$16,007

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	-	(3,633)
Distributions paid	(18,901)	(12,664)
Borrowings on credit facilities	60,055	156,126
Repayments on credit facilities	(73,100)	(138,430)
Net cash provided by (used for) financing activities	(31,946)	1,399
Effect of exchange rate changes on cash denominated in foreign currency	(72)	-
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	7,478	17,406
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	24,470	17,067
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$31,948	$34,473

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$18,252	$14,914
Cash paid during the period for taxes	$1,262	$530
Accrued but unpaid distributions	$15,195	$15,195
Issuance of shares in connection with asset acquisition (Note 13)	-	$91,257
Deemed contribution from the Adviser (non-cash) (Note 13)	-	$22,040

(1)
As of March 31, 2024, the balance included cash and cash equivalents of $6,743 (including cash denominated in foreign currency of $922) and restricted cash and cash equivalents of $25,205 (including cash denominated in foreign currency of $1,485). As of December 31, 2023, the balance included cash and cash equivalents of $7,780 (including cash denominated in foreign currency of $1,728) and restricted cash and cash equivalents of $16,690 (including cash denominated in foreign currency of $692).
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

See accompanying notes

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2028	—	$(6)	—%	$—
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.74%	05/2028	135	131	0.0	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.74%	05/2028	3,979	3,919	0.5	3,980
Continental Battery Company	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	12.46%	01/2027	7,285	7,215	0.8	6,305
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	12.46%	01/2027	2,686	2,674	0.3	2,325
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.19%	09/2028	9,010	8,919	1.2	9,010
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(23)	—	—
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.19%	09/2028	12,750	12,573	1.7	12,750
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.19%	09/2028	2,444	2,408	0.3	2,444
					38,289	37,810	4.8	36,949
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,788	6,748	0.9	6,789
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	8,479	7,053	0.2	1,709
Envocore Holding, LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	972	969	0.1	972
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.44%	11/2027	5,620	5,547	0.7	5,620
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.44%	11/2027	871	866	0.1	871
Eshipping (5)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	12.50%	11/2027	210	196	0.0	210
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.50%	07/2028	3,349	3,304	0.4	3,257
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.46%	07/2028	150	143	0.0	136
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.93%	08/2027	893	888	0.1	893
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.93%	08/2027	347	341	0.0	347
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.90%	08/2027	1,999	1,974	0.3	1,999
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	12/2026	2,710	2,659	0.3	2,544
TriStrux, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.46%	12/2026	949	930	0.1	885
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	12/2026	951	933	0.1	892

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Flow Technologies	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.21%	10/2027	8,379	8,267	1.1	8,070
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.21%	10/2027	1,176	1,160	0.2	1,133
United Flow Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.21%	10/2027	3,678	3,634	0.5	3,542
United Flow Technologies (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	10/2027	680	661	0.1	621
					48,201	46,273	5.2	40,490
Commercial & Professional Services
American Refrigeration (6)	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	02/2029	3,500	3,466	0.5	3,467
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	S + 600 (100 Floor)	11.59%	10/2025	285	276	0.0	240
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.07%	10/2026	3,596	3,492	0.5	3,596
Automated Control Concepts, Inc. (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	11.07%	10/2026	167	143	0.0	167
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	13.75%	09/2028	14,508	14,355	1.9	14,399
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(12)	(0.0)	(9)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	(0.0)	(2)
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.66%	09/2028	175	162	0.0	160
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.68%	05/2027	12,845	12,732	1.7	12,621
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.68%	05/2027	333	317	0.0	297
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	05/2027	5,459	5,459	0.7	5,363
Guardian Access Solutions (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.06%	08/2029	912	889	0.1	912
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.08%	08/2029	188	171	0.0	188
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.09%	08/2029	2,886	2,820	0.4	2,886
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.66%	12/2026	18,551	18,301	2.5	18,551
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(26)	—	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.91%	12/2026	241	238	0.0	240
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.91%	12/2026	1,439	1,428	0.2	1,435
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.43%	01/2026	3,725	3,700	0.5	3,683
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.75%	01/2026	2,799	2,780	0.4	2,766

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(5)	(0.0)	(9)
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.93%	06/2028	11,102	10,934	1.5	11,035
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.00%	06/2028	875	854	0.1	866
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.56%	10/2030	10,568	10,289	1.4	10,809
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.56%	10/2030	996	958	0.1	1,031
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	—	(38)	0.0	34
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	281	280	0.0	260
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	901	899	0.1	836
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	07/2027	940	928	0.1	940
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	07/2027	220	218	0.0	220
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	—	(2)	—	—
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.71%	07/2027	60	60	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.97%	07/2027	60	60	0.0	60
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.16%	02/2029	4,328	4,232	0.6	4,328
Minuteman Security Technologies, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.16%	02/2029	737	716	0.1	737
Minuteman Security Technologies, Inc. (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.17%	02/2029	214	192	0.0	214
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.96%	11/2027	4,856	4,779	0.6	4,850
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.96%	11/2027	3,611	3,547	0.5	3,607
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.96%	11/2027	9,695	9,532	1.3	9,685
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.96%	11/2027	1,950	1,919	0.3	1,948
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.96%	11/2027	2,541	2,515	0.3	2,538
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(19)	(0.0)	(2)
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.21%	11/2027	1,896	1,877	0.3	1,911
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(2)	—	—
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(69)	(0.0)	(2)
Pye-Barker Fire & Safety, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(15)	0.0	5

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	13.00%	10/2024	120	119	0.0	119
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.94%	10/2024	2,158	2,147	0.3	2,152
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 500	10.46%	12/2026	4,924	4,883	0.6	4,706
Seko Global Logistics Network, LLC (5)(11)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	12.50%	12/2026	705	693	0.1	648
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	6,323	6,196	0.8	6,323
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,308	0.3	2,359
SuperHero Fire Protection, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.71%	09/2026	5,486	5,459	0.7	5,456
SuperHero Fire Protection, LLC (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.71%	09/2026	371	368	0.0	368
					149,886	147,502	19.5	149,052
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.46%	07/2028	4,762	4,705	0.6	4,730
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.48%	07/2028	242	237	0.0	239
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	07/2028	1,487	1,460	0.2	1,472
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.10%	11/2027	7,595	7,505	1.0	7,528
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.94%	11/2027	348	330	0.0	335
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.91%	10/2026	13,573	13,407	1.8	13,190
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.91%	10/2026	806	788	0.1	760
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.16%	10/2026	3,336	3,275	0.4	3,187
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.21%	12/2027	5,056	4,988	0.7	5,056
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.21%	12/2027	1,697	1,688	0.2	1,697
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.21%	12/2027	1,686	1,666	0.2	1,686
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.23%	12/2027	638	629	0.1	638
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.47%	12/2027	1,593	1,581	0.2	1,593

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	12.43%	11/2026	3,294	3,280	0.4	3,141
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	12.43%	11/2026	3,263	3,232	0.4	3,111
HGH Purchaser, Inc. (4)(5)	Unitranche First Lien Revolver			11/2026	-	(8)	(0.0)	(72)
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (75 Floor) (including 250 PIK)	12.43%	11/2026	7,764	7,705	1.0	7,402
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.08%	06/2028	238	217	0.0	238
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.09%	06/2029	10,239	10,089	1.4	10,332
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,579	1,551	0.2	1,318
HS Spa Holdings Inc. (Hand & Stone) (10)	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.59%	06/2029	887	871	0.1	905
HS Spa Holdings Inc. (Hand & Stone) (4)(5)(10)	Unitranche First Lien Delayed Draw Term Loan			06/2029	-	(10)	(0.0)	(10)
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.49%	08/2026	4,735	4,670	0.6	4,770
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.49%	08/2026	2,097	2,066	0.3	2,112
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(5)	(0.0)	(20)
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	09/2026	2,594	2,564	0.3	2,535
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.71%	09/2026	4,387	4,343	0.6	4,287
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.68%	09/2026	1,175	1,163	0.2	1,148
Mario Purchaser, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.18%	04/2029	4,454	4,416	0.6	4,498
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	16.96%	04/2032	3,768	3,675	0.5	3,768
Mario Purchaser, LLC (4)(5)	Unitranche First Lien Revolver			04/2028	—	(15)	0.0	9
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.18%	04/2029	9,738	9,585	1.3	9,820
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(0.0)	(0.0)	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.99%	07/2025	3,010	3,001	0.4	2,968
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.69%	08/2028	3,488	3,450	0.5	3,522
Point Quest Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.47%	08/2028	771	758	0.1	782
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(4)	(0.0)	(6)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.09%	08/2029	3,522	3,480	0.5	3,522
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,100	1,078	0.1	1,081
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	274	271	0.0	262
smarTours, LLC (6)(9)	Senior Secured First Lien Term Loan			12/2026	1,942	1,942	—	—
smarTours, LLC (6)(9)	Senior Secured First Lien Term Loan			12/2026	1,203	1,203	—	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.91%	12/2028	12,943	12,740	1.6	12,944
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.91%	12/2028	2,905	2,886	0.4	2,905
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(26)	—	—
The Mulch & Soil Company, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	04/2026	3,645	3,594	0.5	3,645
The Mulch & Soil Company, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.47%	04/2026	98	83	0.0	98
United Language Group, Inc.	Senior Secured First Lien Revolver	S + 675 (100 Floor)	12.18%	06/2024	400	400	0.1	400
United Language Group, Inc.	Senior Secured First Lien Term Loan	S + 675 (100 Floor)	12.18%	06/2024	4,486	4,494	0.6	4,486
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.91%	11/2029	1,496	1,482	0.2	1,496
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	(15)	—	—
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.93%	11/2029	135	127	0.0	135
Wrench Group LLC	Senior Secured Second Lien Term Loan	S + 787.5	13.28%	04/2027	4,833	4,762	0.6	4,833
					149,282	147,354	19.0	144,474
Diversified Financials
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (75 Floor)	11.93%	09/2028	9,879	9,727	1.3	9,879
Alera Group Inc.	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.93%	09/2028	4,925	4,848	0.7	4,925
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.18%	09/2028	156	99	0.0	219
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.59%	12/2027	1,397	1,386	0.2	1,397
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.59%	12/2027	91	89	0.0	91
Alpine X	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.59%	12/2027	901	893	0.1	901
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.59%	12/2027	1,478	1,465	0.2	1,478
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.59%	12/2027	43	42	0.0	43
iLending LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor) (including 200 PIK)	13.93%	06/2026	4,348	4,348	0.5	3,739

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
iLending LLC (4)(5)	Senior Secured First Lien Revolver			06/2026	—	—	(0.0)	(101)
King Mid LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	12/2027	3,318	3,294	0.4	3,318
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	—	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	12/2027	3,414	3,366	0.5	3,414
PCS Retirement (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.07%	03/2030	180	172	0.0	163
PCS Retirement (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.08%	03/2030	35	28	0.0	28
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.09%	03/2030	5,100	5,049	0.7	5,050
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.93%	12/2029	7,232	7,164	1.0	7,232
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.93%	12/2029	175	168	0.0	175
					42,672	42,136	5.6	41,951
Energy
Allied Wireline Services, LLC (8)(9)	Senior Secured First Lien Class A Note			06/2025	6,590	4,588	0.3	2,313
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2025	18,011	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2025	8,902	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured First Lien Revolver	300	3.00%	12/2025	20,711	1,557	1.1	8,000
					54,214	6,145	1.4	10,313
Food & Staples Retailing
Isagenix International, LLC (6)(12)	Senior Secured First Lien Term Loan	S + 560 (100 Floor) (including 310 PIK)	11.04%	04/2028	2,956	2,715	0.3	2,586
					2,956	2,715	0.3	2,586
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.73%	05/2027	4,911	4,861	0.6	4,878
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.72%	05/2027	667	659	0.1	661
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.71%	05/2027	665	662	0.1	661
Mann Lake Ltd. (5)	Senior Secured First Lien Revolver	S + 675 (100 Floor)	12.31%	10/2024	850	848	0.1	818
Mann Lake Ltd.	Senior Secured First Lien Term Loan	S + 675 (100 Floor)	12.31%	10/2024	1,695	1,692	0.2	1,636
					8,788	8,722	1.1	8,654

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.93%	08/2028	6,887	6,767	0.9	6,749
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.93%	08/2028	1,234	1,227	0.2	1,210
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.93%	08/2028	639	618	0.1	612
ACI Group Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	10.93%	08/2027	111	102	0.0	96
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.06%	10/2029	3,990	3,954	0.5	3,990
Acu-Serve, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.08%	10/2029	220	211	0.0	220
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(7)	—	—
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.45%	12/2027	3,432	3,414	0.5	3,432
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.45%	12/2027	4,900	4,845	0.7	4,900
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(4)	—	—
Annuity Health (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.57%	02/2029	160	152	0.0	152
Annuity Health	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.57%	02/2029	4,200	4,159	0.6	4,159
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.18%	10/2027	4,839	4,776	0.6	4,803
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.18%	10/2027	2,164	2,151	0.3	2,148
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(8)	(0.0)	(5)
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	—	(0.0)	(25)
Avalign Technologies, Inc. (4)(5)(12)	Unitranche First Lien Revolver			12/2028	—	(33)	(0.0)	(33)
Avalign Technologies, Inc. (12)	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.83%	12/2028	12,897	12,642	1.7	12,639
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 PIK (100 Floor)	12.70%	05/2026	4,482	4,482	0.6	4,482
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 PIK (100 Floor)	12.70%	05/2026	1,585	1,585	0.2	1,585
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	—	—
Bayside Opco, LLC (6)(9)	Unsecured Debt			05/2026	1,621	474	0.1	1,078

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.74%	05/2025	5,673	5,619	0.7	5,616
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.74%	05/2025	517	502	0.1	501
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.74%	05/2027	1,266	1,254	0.2	1,253
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.71%	05/2027	123	121	0.0	122
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.82%	08/2027	5,013	4,947	0.6	4,840
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.83%	08/2027	750	740	0.1	724
CC Amulet Management, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.35%	08/2027	199	186	0.0	199
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 475 (100 Floor)	13.25%	12/2025	750	733	0.1	750
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.17%	12/2025	11,368	11,299	1.5	11,368
ConvenientMD	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.74%	06/2027	5,363	5,283	0.7	5,128
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.73%	06/2027	550	539	0.1	520
ConvenientMD	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.72%	06/2027	1,021	1,005	0.1	976
CRA MSO, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.93%	12/2024	1,158	1,155	0.2	1,153
CRA MSO, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.93%	12/2024	108	108	0.0	107
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.18%	11/2027	11,537	11,402	1.5	11,453
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	11/2027	495	489	0.1	491
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.18%	11/2027	983	969	0.1	975
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.33%	06/2029	13,549	13,019	1.8	13,211
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.44%	07/2028	19,500	19,380	2.4	18,233
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.44%	04/2026	6,109	6,094	0.8	6,071
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(1)	(0.0)	(4)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.44%	04/2026	3,590	3,581	0.5	3,568
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (including 100 PIK)	12.68%	06/2026	4,935	4,884	0.6	4,531
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 725 (100 Floor) (including 100 PIK)	12.68%	06/2026	304	301	0.0	271

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.95%	09/2026	11,194	11,089	1.5	11,194
HCOS Group Intermediate III LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.96%	09/2026	511	501	0.1	511
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.95%	09/2026	9,237	9,138	1.2	9,237
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.39%	05/2027	4,436	4,381	0.6	4,355
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 425 (100 Floor)	13.25%	05/2027	953	938	0.1	933
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.21%	05/2027	3,319	3,267	0.4	3,258
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.74%	05/2027	1,081	1,065	0.1	1,061
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 1250 (100 Floor) (including 500 PIK)	12.40%	12/2026	14,533	14,351	1.9	14,497
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 1250 (100 Floor) (including 500 PIK)	12.40%	12/2026	2,654	2,615	0.4	2,648
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 1250 (100 Floor) (including 500 PIK)	12.40%	12/2026	768	746	0.1	764
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 1250 (100 Floor) (including 500 PIK)	12.99%	12/2026	2,707	2,666	0.4	2,700
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 1250 (100 Floor) (including 500 PIK)	12.95%	12/2026	386	379	0.1	385
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.98%	06/2026	3,022	3,022	0.4	3,020
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.98%	06/2026	363	363	0.0	362
Integrated Pain Management Medical Group, Inc. (5)	Unitranche First Lien Revolver			06/2026	—	—	—	—
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.98%	06/2026	831	831	0.1	830
LaserAway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.33%	10/2027	5,948	5,869	0.8	5,933
Lighthouse Behavioral Health Solutions, LLC (5)	Senior Secured First Lien Revolver	S + 700 (100 Floor) (including 50 PIK)	12.66%	03/2028	1,151	1,146	0.1	1,033
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor) (including 75 PIK)	12.07%	03/2028	470	468	0.1	422
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor) (including 50 PIK)	11.82%	03/2028	2,257	2,249	0.3	2,026
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.21%	10/2027	5,579	5,507	0.7	5,409
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.21%	10/2027	767	752	0.1	730
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.68%	02/2026	9,600	9,535	1.3	9,538

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2026	—	(6)	(0.0)	(7)
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	02/2026	1,739	1,732	0.2	1,728
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.71%	02/2026	2,176	2,154	0.3	2,162
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	02/2026	967	967	0.1	961
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	—	(21)	(0.0)	(21)
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	—	(25)	(0.0)	(13)
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(4)	(0.0)	(4)
MB2 Dental	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.32%	02/2031	6,160	6,099	0.8	6,099
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.71%	12/2026	3,666	3,638	0.5	3,657
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.96%	12/2026	523	518	0.1	521
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.71%	12/2026	147	146	0.0	147
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.71%	12/2026	2,758	2,735	0.4	2,752
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.75%	12/2026	98	97	0.0	97
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.41%	06/2027	4,444	4,385	0.6	4,392
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.41%	06/2027	5,516	5,440	0.7	5,452
MWD Management LLC (United Derm)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.41%	06/2027	1,200	1,184	0.2	1,186
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 750 (100 Floor)	12.93%	09/2025	856	854	0.1	835
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	12.93%	09/2025	6,696	6,639	0.9	6,537
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	12.93%	09/2025	878	867	0.1	858
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	11.93%	09/2025	297	297	0.0	290
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 750 (100 Floor) (including 100 PIK)	12.93%	09/2025	248	248	0.0	242
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.21%	01/2028	2,863	2,817	0.4	2,856
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(16)	(0.0)	(4)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.21%	01/2028	11,924	11,743	1.6	11,894

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.21%	01/2028	364	356	0.0	363
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			01/2028	—	(86)	(0.0)	(88)
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	3,454	3,386	0.5	3,385
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	11.56%	05/2029	54	50	0.0	47
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.06%	05/2029	486	475	0.1	466
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.06%	05/2029	7,188	7,077	0.9	7,004
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.83%	08/2028	9,310	9,186	1.2	8,971
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.83%	08/2028	5,051	5,040	0.6	4,867
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(17)	(0.0)	(56)
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.45%	09/2027	10,238	10,104	1.4	10,230
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.45%	09/2027	1,595	1,582	0.2	1,593
Quorum Health Resources	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.29%	05/2027	5,245	5,204	0.7	5,152
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.29%	05/2027	152	144	0.0	140
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.93%	06/2025	255	253	0.0	241
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.96%	06/2025	4,043	4,025	0.5	3,951
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(12)	—	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.94%	12/2027	9,631	9,506	1.3	9,824
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.01%	12/2027	4,761	4,674	0.6	4,856
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(8)	—	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(17)	(0.0)	(109)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	11.22%	12/2028	795	795	0.1	752
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	11.24%	12/2028	15,508	15,391	1.9	14,655
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.46%	07/2025	4,624	4,619	0.6	4,624
SolutionReach, Inc. (4)(5)	Senior Secured First Lien Revolver			07/2025	—	(1)	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.31%	07/2029	3,693	3,615	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	9.90%	07/2029	3,502	3,489	0.5	3,779
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	11.31%	07/2029	1,947	1,904	0.3	1,943
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	11.35%	07/2029	3,093	2,831	0.4	3,093
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.92%	05/2029	6,253	6,195	0.8	6,253
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(6)	—	—
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2029	—	(10)	—	—
Technology Partners, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.68%	11/2027	4,563	4,494	0.6	4,542
Technology Partners, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(13)	(0.0)	(3)
Technology Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(18)	(0.0)	(5)
TTF Holdings, LLC (Soliant)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.44%	03/2028	3,384	3,384	0.5	3,393
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	09/2025	2,970	2,949	0.4	2,945
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.48%	09/2025	1,133	1,125	0.1	1,119
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	09/2025	5,171	5,138	0.7	5,127
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	09/2025	4,971	4,968	0.7	4,930
					406,579	400,253	53.1	399,389
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	13.16%	03/2026	2,931	2,912	0.4	2,909
Lash Opco LLC (5)	Unitranche First Lien Revolver	S + 775 (100 Floor) (including 510 PIK)	13.17%	09/2025	366	363	0.0	363
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	13.18%	03/2026	2,989	2,965	0.4	2,966
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	13.16%	03/2026	970	964	0.1	963
					7,256	7,204	0.9	7,201
Insurance
Comet Acquisition, Inc.	Senior Secured Second Lien Term Loan	S + 750	12.93%	10/2026	1,782	1,782	0.2	1,782
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.71%	04/2028	8,105	8,049	1.1	8,005
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(4)	(0.0)	(9)

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.71%	04/2028	1,422	1,410	0.2	1,405
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.71%	04/2028	1,736	1,718	0.2	1,715
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.21%	04/2028	249	245	0.0	249
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.24%	08/2025	4,903	4,853	0.7	4,903
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.24%	08/2025	2,965	2,934	0.4	2,965
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(12)	—	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 580 (100 Floor)	11.24%	08/2025	12,460	12,344	1.7	12,460
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	S + 1225 PIK (100 Floor)	17.60%		638	638	0.1	638
Integro Parent, Inc. (11)	Senior Secured Second Lien Term Loan	S + 1225 PIK (100 Floor)	17.64%		4,699	3,473	0.6	4,522
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (including 200 PIK)	13.46%	08/2026	5,184	4,891	0.6	4,692
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(20)	(0.0)	(41)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(21)	(0.0)	(43)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.95%	10/2028	9,158	9,069	1.2	8,971
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(9)	(0.0)	(13)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.20%	10/2028	2,811	2,790	0.4	2,778
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.05%	10/2028	160	158	0.0	158
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.18%	12/2026	3,485	3,446	0.5	3,481
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.18%	12/2026	986	974	0.1	985
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	12/2025	121	119	0.0	121
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.18%	12/2026	1,034	1,021	0.1	1,033
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.18%	12/2026	1,739	1,720	0.2	1,737
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	12/2025	51	49	0.0	51
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.93%	12/2026	4,106	4,082	0.5	4,078
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	12/2025	40	39	0.0	40

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Tricor Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.68%	10/2026	3,183	3,143	0.4	3,163
Tricor Borrower, LLC (4)(5)	Unitranche First Lien Revolver			10/2026	—	(4)	(0.0)	(2)
Tricor Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.46%	10/2026	1,196	1,180	0.2	1,189
Vantage Insurance Partners, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(23)	(0.0)	(46)
Vantage Insurance Partners, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.25%	12/2028	78	70	0.0	70
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.08%	12/2028	4,625	4,579	0.6	4,579
					76,916	74,683	10	75,616
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,346	992	0.1	983
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,498	—	—	—
A&A Global Imports, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.93%	06/2026	98	98	0.0	98
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.41%	06/2026	3,225	3,213	0.4	3,212
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.41%	11/2026	503	501	0.1	501
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	S + 700 (100 Floor)	12.41%	06/2026	461	458	0.1	458
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.41%	11/2026	244	244	0.0	243
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.41%	06/2026	835	832	0.1	832
Advanced Web Technologies	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.71%	12/2026	1,986	1,965	0.3	1,980
Advanced Web Technologies (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.72%	12/2026	46	42	0.0	45
Advanced Web Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.71%	12/2026	781	772	0.1	779
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.06%	11/2030	9,906	9,715	1.3	9,926
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(31)	0.0	3
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.61%	12/2029	4,289	4,248	0.6	4,289
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(3)	—	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(3)	—	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(6)	—	—

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
USALCO, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.56%	10/2027	2,933	2,863	0.4	2,900
USALCO, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.56%	10/2027	112	110	0.0	111
					28,263	26,010	3.5	26,360
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	12/2027	7,245	7,155	1.0	7,227
Alcanza Clinical Research (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.46%	12/2027	88	86	0.0	87
BioAgilytix	Senior Secured First Lien Term Loan	S + 625 (75 Floor) (including 275 PIK)	11.70%	12/2028	13,411	13,200	1.5	11,038
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (75 Floor) (including 275 PIK)	11.66%	12/2028	696	687	0.1	573
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	13.44%	12/2029	14,700	14,427	1.7	13,083
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.68%	09/2026	2,174	2,143	0.3	2,174
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.67%	09/2026	365	348	0.0	365
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.67%	09/2026	1,200	1,188	0.2	1,200
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.43%	12/2029	3,366	3,286	0.5	3,434
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(11)	0.0	9
					43,245	42,509	5.3	39,190
Retailing
MeriCal, LLC	Unitranche First Lien Term Loan	S + 775 PIK	13.32%	11/2024	7,707	7,673	0.6	4,407
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2024	—	(2)	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.68%	06/2024	13,985	13,968	1.9	13,987
					21,692	21,639	2.5	18,394
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,615	6,967	0.9	6,859
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	27,025	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	15,044	—	—	—
OEM Group, LLC (5)(7)(9)	Senior Secured Second Lien Term Loan			09/2025	12,993	—	—	—
					63,677	6,967	0.9	6,859

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.78%	06/2028	265	245	0.0	257
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.78%	06/2028	900	882	0.1	896
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.78%	06/2028	6,698	6,595	0.9	6,678
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			08/2024	—	(1)	(0.0)	(1)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.56%	08/2024	6,135	6,125	0.8	6,123
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	11/2027	1,351	1,328	0.2	1,324
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(2)	(0.0)	(2)
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	11/2027	967	951	0.1	948
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	11/2027	3,363	3,306	0.4	3,296
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	11/2027	536	527	0.1	525
Apps Associates LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.43%	07/2027	5,509	5,442	0.7	5,497
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.43%	07/2027	1,773	1,756	0.2	1,769
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(9)	(0.0)	(2)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.50%	07/2027	15,486	15,292	2.1	15,486
Banker's Toolbox, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.50%	07/2027	2,884	2,867	0.4	2,884
Banker's Toolbox, Inc. (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.66%	07/2027	926	899	0	926
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.43%	06/2026	4,814	4,772	0.6	4,814
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(5)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.68%	10/2024	1,367	1,365	0.2	1,341
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.68%	10/2024	290	289	0.0	285
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.68%	10/2024	135	135	0.0	132
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.68%	10/2024	91	90	0.0	89
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.59%	03/2026	2,438	2,425	0.3	2,438
Claritas, LLC (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.59%	03/2026	488	477	0.1	488

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Claritas, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.56%	03/2026	10,388	10,309	1.4	10,388
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.56%	12/2028	9,450	9,356	1.3	9,450
Concord III, LLC (4)(5)	Unitranche First Lien Revolver			12/2028	—	(5)	—	—
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.06%	01/2029	7,132	7,065	0.9	7,064
DataVail (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2029	—	(22)	(0.0)	(22)
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.06%	01/2029	367	361	0.0	361
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.06%	01/2029	80	77	0.0	77
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.31%	09/2030	13,466	13,142	1.8	13,671
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(34)	—	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.68%	11/2028	12,992	12,805	1.7	12,992
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(15)	—	—
List Partners, Inc. (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.43%	05/2024	315	313	0.0	302
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.43%	05/2024	3,615	3,614	0.5	3,509
MRI Software LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.90%	02/2026	17,993	17,880	2.4	17,948
MRI Software LLC (4)(5)	Unitranche First Lien Revolver			02/2026	—	(8)	(0.0)	(38)
MRI Software LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.90%	02/2026	1,293	1,284	0.2	1,289
MRI Software LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	(14)	(0.0)	(8)
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.71%	10/2026	3,017	2,990	0.4	2,961
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(2)	(0.0)	(4)
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.71%	10/2026	1,938	1,921	0.3	1,902
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.71%	10/2026	6,426	6,376	0.8	6,306
New Era Technology, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(6)	(0.0)	(9)
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	S + 775	13.19%	11/2026	1,667	1,646	0.2	1,667
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	S + 775	13.19%	11/2026	7,222	7,135	1.0	7,222

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(30)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.93%	10/2027	9,450	9,327	1.3	9,450
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.95%	08/2025	1,086	1,084	0.1	1,043
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.95%	08/2025	500	499	0.1	480
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.00%	08/2025	3,142	3,128	0.4	3,017
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	11.00%	08/2025	545	537	0.1	523
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.00%	08/2025	444	441	0.1	427
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,032	1,032	0.1	926
Perforce Software, Inc. (12)	Senior Secured Second Lien Term Loan	S + 800	13.43%	07/2027	5,000	4,998	0.7	5,000
Right Networks, LLC (4)(5)	Unitranche First Lien Revolver			05/2026	—	(1)	—	—
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.43%	05/2026	9,283	9,235	1.2	9,283
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.43%	05/2026	8,119	8,039	1.1	8,119
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.43%	05/2026	2,070	2,050	0.3	2,070
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor) (including 50 PIK)	11.95%	05/2024	304	304	0.0	291
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor) (including 50 PIK)	11.95%	05/2024	2,515	2,521	0.3	2,404
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	09/2026	19,980	19,679	2.7	19,950
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	09/2026	2,434	2,398	0.3	2,431
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.96%	09/2026	1,513	1,492	0.2	1,511
Smartronix, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.33%	11/2028	23,568	23,195	3.0	23,568
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(45)	—	—
SQAD Holdco, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.06%	04/2028	2,383	2,350	0.3	2,257
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(14)	(0.0)	(28)
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.06%	04/2028	8,793	8,666	1.1	8,563
Summit 7 Systems, LLC (4)(5)	Senior Secured First Lien Revolver			05/2028	—	(5)	—	—
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.21%	05/2028	5,207	5,132	0.7	5,207
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.21%	05/2028	2,388	2,388	0.3	2,388

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor)	12.71%	09/2027	3,066	2,970	0.4	3,066
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(12)	—	—
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 725 (100 Floor)	12.68%	09/2027	365	353	0.0	365
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 450	9.91%	12/2024	4,984	4,980	0.6	4,337
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450	9.91%	12/2024	1,238	1,238	0.1	1,078
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	S + 450	10.00%	12/2024	695	693	0.1	597
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.93%	12/2025	620	618	0.1	620
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.93%	12/2025	1,017	1,010	0.1	1,017
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.93%	12/2025	651	647	0.1	651
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.93%	12/2025	1,887	1,881	0.3	1,887
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.93%	12/2025	1,505	1,493	0.2	1,505
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.93%	12/2025	1,122	1,110	0.1	1,122
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.93%	12/2025	197	195	0.0	197
					280,880	277,495	36.7	278,541
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.48%	12/2026	3,655	3,549	0.5	3,651
Gener8, LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor) (including 200 PIK)	14.07%	08/2024	5,706	5,706	0.6	4,200
Gener8, LLC (5)	Senior Secured First Lien Revolver	S + 850 (100 Floor) (including 200 PIK)	14.07%	08/2024	1,209	1,209	0.1	811
Gener8, LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor) (including 200 PIK)	14.07%	08/2024	246	246	0.0	181
					10,816	10,710	1.2	8,843
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 675	12.23%	08/2026	2,319	2,319	0.3	2,272
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 675	12.23%	08/2026	439	439	0.1	432
					2,758	2,758	0.4	2,704
Total Debt Investments United States					1,436,370	1,308,885	171.4%	1,297,566

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	713
Sun Acquirer Corp.	Common Stock				428	43	0.0	50
						658	0.1	763

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.4	2,732
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	667
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	123
ASP MCS Acquisition Corp. (6)	Common Stock				792	-	0.0	40
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	792	0.1	755
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,557
Iris Buyer, LLC	Common Stock				577	577	0.1	597
Iris Buyer, LLC	Common Stock				576,923	-	0.0	92
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.2	1,526
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	323
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	322
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.4	3,181
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						8,283	1.5	11,918
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.1	834
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	688
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	664
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,804,502	1,791	0.2	1,690
Legalshield	Common Stock				372	372	0.1	719
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	972
Mario Purchaser, LLC	Common Stock				1,027	118	0.0	112
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	317
smarTours, LLC (6)	Common Stock				2,403	1,682	—	—
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.1	1,064
Wrench Group LLC	Common Stock				2,337	235	0.1	588
Wrench Group LLC	Common Stock				655	66	0.0	165
						8,791	0.9	7,813

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	344
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	—	—
First Eagle Logan JV, LLC (2)(5)(7)(11)(13)(14)	Partnership Interest					41,733	4.9	37,039
Freeport Financial SBIC Fund LP (5)(11)(13)(14)	Partnership Interest					1,450	0.2	1,505
GACP II LP (2)(6)(11)(13)(14)	Partnership Interest					1,145	0.2	1,143
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	33
WhiteHawk III Onshore Fund L.P. (2)(5)(6)(11)(13)(14)	Partnership Interest					7,632	1.1	8,079
						52,371	6.4	48,143
Energy
Allied Wireline Services, LLC	Common Stock				4,538	—	—	—
Allied Wireline Services, LLC	Common Stock				2,063	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				2,956	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Common Stock				12,131	—	—	—
						—	—	—
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,884	—	—	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	965
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.6	4,824
Bayside Opco, LLC (6)	Common Stock				1,976	—	—	—
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	2,418
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.2	1,520
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	82
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,148	1,148	0.2	1,419
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				15,809	42	0.0	97
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,402
Smile Doctors LLC	Common Stock				227	714	0.1	590
						9,545	1.8	14,317

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.0	368
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	1,050
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,228
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.4	3,646
Materials
A&A Global Imports, LLC	Common Stock				69	—	—	—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	1,039
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	522
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	299
WCT Group Holdings, LLC	Common Stock				118	1,177	0.2	1,240
						3,133	0.4	3,100
Retailing
Palmetto Moon LLC	Common Stock				61	-	0.0	161
MeriCal, LLC	Preferred Stock				521	103	—	—
MeriCal, LLC	Common Stock				5,334	—	—	—
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.1	1,122
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,109	608	0.1	1,041
						1,602	0.2	2,324

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	—	—
Software & Services
Certify, Inc.	Common Stock				841	246	0.0	226
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	714
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.2	1,853
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,145
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	390
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.0	371
						4,006	0.6	4,699
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	-	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						$90,883	12.5%	$97,977
Total United States						$1,399,768	183.9%	$1,395,543

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Canada
Debt Investments
Software & Services
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.81%	07/2027	1,596	1,584	0.2	1,584
PDFTron Systems Inc. (5)(11)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.82%	07/2026	50	48	0.0	47
PDFTron Systems Inc. (11)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.81%	07/2027	517	513	0.1	513
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.81%	07/2027	4,900	4,861	0.6	4,863
					7,063	7,006	0.9	7,007
Telecommunication Services
Sandvine Corporation (11)(12)	Senior Secured Second Lien Term Loan	S + 800	13.33%	11/2026	4,500	4,427	0.3	1,913
Total Debt Investments Canada						$11,433	1.2%	$8,920
Total Canada						$11,433	1.2%	$8,920
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	11.71%	12/2025	£6,128	7,617	1.0%	7,733
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	11.71%	12/2025	£828	1,004	0.1	1,045
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.69%	06/2028	£1,416	1,955	0.2	1,787
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£392	523	0.1	494
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.83%	06/2028	£11,000	13,335	1.8	13,881
Nurture Landscapes (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£498	553	0.1	629
					20,262	24,987	3.3	25,569
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.50%	03/2028	£4,352	4,279	0.6	4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.50%	03/2028	£9,939	9,781	1.3	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.50%	03/2028	£4,953	4,864	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£-	(60)	—	—
					19,244	18,864	2.6	19,244
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	11.56%	10/2030	£4,339	5,200	0.7	5,325
APC Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	11.56%	10/2030	£1,244	1,487	0.2	1,469
					5,583	6,687	0.9	6,794

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	11.22%	08/2028	£254	323	0.0	321
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.97%	08/2028	£13,234	17,834	2.2	16,700
					13,488	18,157	2.2	17,021
Total Debt Investments United Kingdom						$68,695	9.0%	$68,628
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Preferred Stock				1,503,839	894	0.2	1,879
VetStrategy (11)	Common Stock				26,595	30	—	—
Total Equity Investments United Kingdom						924	0.2%	1,879
Total United Kingdom						$69,619	9.2%	$70,507
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	10.39%	10/2030	€2,882	3,066	0.4%	3,048
Efor Holding (5)(10)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	16.89%	10/2030	€993	1,045	0.1	1,048
Total Debt Investments France						$4,111	0.5%	$4,096
Total France						$4,111	0.5%	$4,096
Netherlands
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.11%	02/2026	€1,868	2,162	0.3%	2,016
PharComp Parent B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 625	10.08%	02/2026	€6,910	7,753	1.0	7,457
PharComp Parent B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.08%	02/2026	€1,745	1,889	0.3	1,883
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600	9.86%	07/2029	€1,840	1,859	0.3	1,986
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.05%	07/2029	€1,262	1,212	0.2	1,281
Eagle Midco B.V. (Avania) (5)(11)	Senior Secured First Lien Revolver	E + 625	10.17%	01/2029	€368	390	0.1	397
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 625	11.60%	07/2029	€3,411	3,336	0.5	3,411
					17,404	18,601	2.7	18,431
Total Debt Investments Netherlands						$18,601	2.7%	$18,431
Total Netherlands						$18,601	2.7%	$18,431

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 575	9.88%	04/2026	€9,119	10,188	1.3	9,841
Miraclon Corporation (11)	Unitranche First Lien Term Loan	S + 575	11.62%	04/2026	€3,329	3,292	0.4	3,329
					12,448	13,480	1.7	13,170
Total Debt Investments Belgium						$13,480	1.7%	$13,170
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	116
						92	0.0	116
Total Equity Investments Belgium						$92	0.0%	$116
Total Belgium						$13,572	1.7%	$13,286
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.16%	03/2028	AUD 29,400	21,532	2.6	19,170
Total Debt Investments Australia						$21,532	2.6%	$19,170
Total Australia						$21,532	2.6%	$19,170
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 475	8.67%	08/2029	€8,929	8,786	1.3	9,637
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€-	(8)	—	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 PIK	13.92%	08/2030	€2,207	2,205	0.3	2,382
AX VI INV2 Holding AB (Voff) (5)(6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600	9.93%	08/2029	€1,155	1,207	0.2	1,246
Total Debt Investments Sweden						$12,190	1.8%	$13,265

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments March 31, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				11,583,011	1,086	0.1	1,092
Total Equity Investments Sweden						$1,086	0.1%	$1,092
Total Sweden						$13,276	1.9%	$14,357
New Zealand
Debt Investments
Software & Services
Pushpay USA, INC. (11)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.21%	05/2030	18,479	17,965	2.5	19,033
Pushpay USA, INC. (4)(5)(11)	Unitranche First Lien Revolver			05/2030	—	(37)	—	—
Total Debt Investments New Zealand						$17,928	2.5%	$19,033
Total Investments						$1,569,840	206.2%	$1,563,343

Cash Equivalents
Goldman Sachs Financial Square Government Fund						$727	0.1	$727
Cash Equivalents Total						$727	0.1%	$727
Investments and Cash Equivalents Total						$1,570,567	206.3%	$1,564,070

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“SN”) and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over SOFR or Prime and the current interest rate in effect at March 31, 2024. As of March 31, 2024, the reference rates for the Company's variable rate loans are listed in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $751,698 as of March 31, 2024

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	8.50%	-	-	-	-
SOFR (“S”)	-	5.33%	5.30%	5.22%	5.00%
EURIBOR (“E”)	-	3.86%	3.89%	3.85%	3.67%
SONIA (“SN”)	5.19%	-	-	-	-
BBSY ("B")	-	-	4.34%	-	-
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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of March 31, 2024.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 16.9% as of March 31, 2024.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 11,682	EUR 9,222	4/10/2024	$1,729
Wells Fargo Bank, N.A.	USD 768	EUR 623	2/20/2026	$69
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	$15
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	$23
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	$214
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	$196
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	$1,312
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	$(26)
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$1,155
Total Foreign Currency Exchange Contracts				$4,687

AUD Australian Dollar ("AUD") EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

March 31, 2024 (Unaudited)

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2024.

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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method. See Note 6 for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024, we had thirteen investments across seven portfolio companies on non-accrual status, which represented 1.6% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2024 and December 31, 2023.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2024 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.

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

For the three months ended March 31, 2024 and 2023, the Company incurred administrative services expenses of $343 and $426, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $705 and $493, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three months ended March 31, 2024 and 2023, the Company incurred management fees of $4,980 and $4,456 of which $38 and $46, respectively, were waived. As of March 31, 2024 and December 31, 2023, management fees of $4,942 and $5,026, respectively, were unpaid.

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

For the three months ended March 31, 2024 and 2023, the Company incurred income incentive fees of $4,937 and $3,692, of which $36 and $89, respectively, were waived. As of March 31, 2024 and December 31, 2023, income incentive fees of $4,901 and $4,770, respectively, were unpaid.

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

For the three months ended March 31, 2024 and 2023, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of March 31, 2024 and December 31, 2023, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of March 31, 2024 and December 31, 2023, Crescent, its employees and certain officers and directors of the Company owned 2.70% and 2.65%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of March 31, 2024 and December 31, 2023, Sun Life owned 4.60% of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes and a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, both described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$248	$—	$—	$(43)	$14,357	$399
ASP MCS Acquisition	799	346	(1)	—	14	1,158	10
Bayside Opco, LLC	6,704	189	—	—	252	7,145	190
GACP II, LP	3,927	—	(2,855)	—	71	1,143	—
Isagenix International, LLC	2,546	72	—	—	(32)	2,586	91
Slickdeals Holdings, LLC	15,192	26	(37)	—	(72)	15,109	444
smarTours, LLC	—	23	—	—	(23)	—	—
Vivid Seats Ltd.	1,021	—	—	—	20	1,041	—
WhiteHawk III Onshore Fund L.P.	8,278	-	(240)	—	41	8,079	287
Total Non-Controlled Affiliates	$52,619	$904	$(3,133)	$—	$228	$50,618	$1,421

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,330	$—	$—	$715	$14,162	$241
ASP MCS Acquisition	826	110	(1)	—	22	957	8
GACP II, LP	4,889	—	(192)	—	(84)	4,613	286
Slickdeals Holdings, LLC	15,433	23	(10)	—	(142)	15,304	411
Southern Technical Institute, Inc.	-	4,285	—	—	(31)	4,254	1
Vivid Seats Ltd.	944	—	—	—	11	955	—
WhiteHawk III Onshore Fund L.P.	8,871	848	—	—	(126)	9,593	342
Total Non-Controlled Affiliates	$43,080	$6,596	$(203)	$—	$365	$49,838	$1,289

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

The Company’s investments in controlled affiliates for the three months ended March 31, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$970	$(17)	$—	$(1,858)	$9,470	$137
First Eagle Logan JV, LLC(1)	39,004	—	(2,240)	—	275	37,039	2,640
Loadmaster Derrick & Equipment, Inc.	6,287	—	—	—	1,713	8,000	162
OEM Group, LLC	8,253	—	(1,039)	—	(355)	6,859	—
Total Controlled Affiliates	$63,919	$970	$(3,296)	$—	$(225)	$61,368	$2,939

The Company’s investments in controlled affiliates for the three months ended March 31, 2023 were as follows (in thousands)

	Fair Value as of December 31, 2022	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$229	$(17)	$—	$253	$11,840	$359
First Eagle Logan JV, LLC(1)	-	44,767	—	—	(4,885)	39,882	2,720
Loadmaster Derrick & Equipment, Inc.	-	1,807	—	—	-	1,807	-
OEM Group, LLC	-	9,011	—	—	303	9,314	-
Total Controlled Affiliates	$11,375	$55,814	$(17)	$—	$(4,329)	$62,843	$3,079

(1)
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

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$414,793	$408,155	$(6,638)	$436,249	$429,210	$(7,039)
Unitranche First Lien	980,975	980,718	(257)	976,366	973,864	(2,502)
Unitranche First Lien - Last Out	12,979	12,543	(436)	15,627	13,544	(2,083)
Senior Secured Second Lien	60,688	53,035	(7,653)	62,659	58,212	(4,447)
Unsecured Debt	7,420	7,828	408	3,915	4,061	146
Equity & Other	40,614	52,921	12,307	40,165	50,050	9,885
LLC/LP Equity Interests	52,371	48,143	(4,228)	57,707	53,134	(4,573)
Total investments	$1,569,840	$1,563,343	$(6,497)	$1,592,688	$1,582,075	$(10,613)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Health Care Equipment & Services	$415,585	26.6%	$409,925	25.9%
Software & Services	326,301	20.9	335,803	21.2
Commercial & Professional Services	203,921	13.0	219,937	14.0
Consumer Services	152,287	9.6	150,719	9.5
Diversified Financials	90,094	5.8	88,169	5.6
Insurance	79,262	5.1	74,421	4.7
Pharmaceuticals, Biotechnology & Life Sciences	60,721	3.8	60,866	3.8
Retailing	54,245	3.5	56,340	3.6
Capital Goods	40,490	2.6	41,441	2.6
Automobiles & Components	37,712	2.4	38,076	2.4
Materials	26,360	1.7	25,706	1.6
Consumer Durables & Apparel	19,244	1.2	19,244	1.2
Food, Beverage & Tobacco	15,448	1.0	15,562	1.0
Energy	10,313	0.7	11,264	0.7
Technology, Hardware & Equipment	8,843	0.6	9,349	0.6
Household & Personal Products	7,201	0.5	7,186	0.5
Semiconductor and Semiconductor Equipment	6,859	0.4	8,253	0.5
Transportation	3,958	0.3	3,938	0.2
Food & Staples Retailing	2,586	0.2	2,546	0.2
Telecommunication Services	1,913	0.1	3,330	0.2
Total investments	$1,563,343	100.0%	$1,582,075	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$1,395,543	89.3%	$1,410,306	89.0%
United Kingdom	70,507	4.5	70,797	4.5
Australia	19,170	1.2	20,079	1.3
New Zealand	19,033	1.2	19,081	1.2
Netherlands	18,431	1.2	18,340	1.2
Sweden	14,357	0.9	14,152	0.9
Belgium	13,286	0.8	14,759	0.9
Canada	8,920	0.6	10,378	0.7
France	4,096	0.3	4,183	0.3
Total investments	$1,563,343	100.0%	$1,582,075	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$2,586	$405,569	$408,155
Unitranche First Lien	—	5,933	974,785	980,718
Unitranche First Lien – Last Out	—	—	12,543	12,543
Senior Secured Second Lien	—	2,153	50,882	53,035
Unsecured Debt	—	—	7,828	7,828
Equity & Other	—	1,164	51,757	52,921
Subtotal	$—	$11,836	$1,503,364	$1,515,200
Investments Measured at NAV (1)				48,143
Total Investments				$1,563,343

Foreign Currency Forward Contracts - Assets	—	4,713	—	4,713
Foreign Currency Forward Contracts - Liabilities	—	(26)	—	(26)

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$19,265	$409,945	$429,210
Unitranche First Lien	—	25,083	948,781	973,864
Unitranche First Lien – Last Out	—	—	13,544	13,544
Senior Secured Second Lien	—	13,305	44,907	58,212
Unsecured Debt	—	—	4,061	4,061
Equity & Other	—	1,141	48,909	50,050
Subtotal	$—	$58,794	$1,470,147	$1,528,941
Investments Measured at NAV (1)				53,134
Total Investments				$1,582,075

Foreign Currency Forward Contracts - Assets	—	5,128	—	5,128
Foreign Currency Forward Contracts - Liabilities	—	(84)	—	(84)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2024, based off of the fair value hierarchy as of March 31, 2024 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2024	$409,945	$948,781	$13,544	$44,907	$4,061	$48,909	$1,470,147
Amortized discounts/premiums	697	1,468	13	99	2	—	2,279
Paid in-kind interest	442	467	192	355	109	—	1,565
Net realized gain (loss)	(1,323)	(12)	(1,947)	—	—	1,678	(1,604)
Net change in unrealized appreciation (depreciation)	(606)	2,174	1,647	(1,800)	263	2,397	4,075
Purchases	25,789	45,257	—	—	3,393	463	74,902
Sales/return of capital/principal repayments/paydowns	(29,375)	(42,536)	(906)	(2,432)	—	(1,690)	(76,939)
Transfers in	—	19,186	—	13,083	—	—	32,269
Transfers out	—	—	—	(3,330)	—	—	(3,330)
Balance as of March 31, 2024	$405,569	$974,785	$12,543	$50,882	$7,828	$51,757	$1,503,364
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$(606)	$2,174	$1,647	$(1,800)	$263	$2,397	$4,075

During the three months ended March 31, 2024, the Company recorded $3,330 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $32,269 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023, based off of the fair value hierarchy as of March 31, 2023 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2023	$277,786	$771,348	$13,827	$56,586	$4,533	$43,907	$1,167,987
Amortized discounts/premiums	422	1,234	3	87	2	—	1,748
Paid in-kind interest	167	104	161	241	179	—	852
Net realized gain (loss)	180	1	—	—	—	—	181
Net change in unrealized appreciation (depreciation)	(3,497)	(2,994)	(311)	1,158	9	1,500	(4,135)
Purchases	193,362	116,424	266	51	203	2,472	312,778
Sales/return of capital/principal repayments/paydowns	(42,401)	(8,066)	—	-	—	-	(50,467)
Transfers in	—	28,060	—	—	—	—	28,060
Transfers out	—	—	—	(6,210)	—	—	(6,210)
Balance as of March 31, 2023	$426,019	$906,111	$13,946	$51,913	$4,926	$47,879	$1,450,794
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$(3,555)	$(2,994)	$(311)	$1,158	$9	$1,500	$(4,193)

During the three months ended March 31, 2023, the Company recorded $6,210 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $28,060 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$335,223	Discounted Cash Flows	Discount Rate	10.2%	-	19.6%	(11.8%)
	34,689	Enterprise Value	Comparable EBITDA Multiple	0.5x	-	12.7x	(8.0x)
	6,859	Discounted Cash Flows	Royalty Payment Discount Rate			21.2%
	28,798	Broker Quoted	Broker Quote			N/A
	$405,569

Unitranche First Lien	$920,004	Discounted Cash Flows	Discount Rate	8.7%	-	18.8%	(11.6%)
	4,407	Enterprise Value	Comparable Revenue Multiple			0.6x
	50,374	Broker Quoted	Broker Quote			N/A
	$974,785

Unitranche First Lien - Last Out	$12,543	Discounted Cash Flows	Discount Rate	10.1%	-	17.0%	(12.8%)
	$12,543

Senior Secured Second Lien	$24,786	Discounted Cash Flows	Discount Rate	13.2%	-	14.1%	(13.6%)
	6,231	Enterprise Value	Comparable EBITDA Multiple	3.7x	-	9.2x	(5.2x)
	19,865	Broker Quoted	Broker Quote			N/A
	$50,882

Unsecured Debt	$6,750	Discounted Cash Flows	Discount Rate	14.4%	-	18.0%	(15.2%)
	1,078	Enterprise Value	Comparable EBITDA Multiple			11.8x
	$7,828

Equity & Other	$755	Discounted Cash Flows	Discount Rate			18.2%
	51,002	Enterprise Value	Comparable EBITDA Multiple	0.6x	-	28.7x	(16.4x)
	$51,757

Total	$1,503,364

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$337,406	Discounted Cash Flows	Discount Rate	10.4%	-	19.3%	(12.0%)
	30,299	Enterprise Value	Comparable EBITDA Multiple	0.9x	-	11.3x	(6.5x)
	176	Collateral Analysis	Recovery Rate			1.3%
	8,253	Discounted Cash Flows	Royalty Payment Discount Rate			15.5%
	33,811	Broker Quoted	Broker Quote			N/A
	$409,945

Unitranche First Lien	$898,108	Discounted Cash Flows	Discount Rate	9.1%	-	18.6%	(11.8%)
	4,248	Enterprise Value	Comparable Revenue Multiple			0.6x
	46,425	Broker Quoted	Broker Quote			N/A
	$948,781

Unitranche First Lien - Last Out	$12,490	Discounted Cash Flows	Discount Rate	10.1%	-	17.4%	(12.8%)
	1,054	Collateral Analysis	Recovery Rate			20.7%
	$13,544

Senior Secured Second Lien	$32,051	Discounted Cash Flows	Discount Rate	13.2%	-	14.6%	(13.7%)
	7,878	Enterprise Value	Comparable EBITDA Multiple	3.4x	-	8.9x	(5.9x)
	4,978	Broker Quoted	Broker Quote			N/A
	$44,907

Unsecured Debt	$3,235	Discounted Cash Flows	Discount Rate	14.4%	-	18.1%	(15.9%)
	826	Enterprise Value	Comparable EBITDA Multiple			11.3x
	$4,061

Equity & Other	$435	Discounted Cash Flows	Discount Rate			18.2%
	48,474	Enterprise Value	Comparable EBITDA Multiple	1.8x	-	28.4x	(16.4x)
	$48,909

Total	$1,470,147

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

Note 6. Debt

Debt consisted of the following (in thousands):

	March 31, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500,000	$308,000	$192,000	$308,000	$500,000	$329,850	$170,150	$329,850
SMBC Corporate Revolving Facility	385,000	233,447	151,553	233,447	385,000	225,471	159,529	225,471
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Total Debt	$1,181,600	$838,047	$343,553	$838,047	$1,181,600	$851,921	$329,679	$851,921

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of March 31, 2024 and December 31, 2023, the fair value of the Series 2021A Unsecured Notes was approximately $127,455 and $128,296, respectively.
(5)
As of March 31, 2024 and December 31, 2023, the fair value of the FCRX Unsecured Notes was approximately $106,913 and $104,458.
(6)
As of March 31, 2024 and December 31, 2023, the fair value of the Series 2023A Unsecured Notes was approximately $50,799 and $51,986.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2024 and 2023 was 7.29% and 6.73% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 and 2023 was $858,637 and $735,181 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2024 and December 31, 2023, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of March 31, 2024 and December 31, 2023, deferred financing costs related to the SPV Asset Facility were $4,339 and $4,614, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of March 31, 2024 and December 31, 2023, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,569 and $1,721, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on an effective yield basis. As of March 31, 2024 and December 31, 2023, deferred financing costs related to the Series 2021A Unsecured Notes were $538 and $609, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on an effective yield basis. As of March 31, 2024 and December 31, 2023, deferred financing costs related to the Series 2023A Unsecured Notes of $175 and $193 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes were as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Borrowing interest expense	$14,661	$11,331
Unused facility fees	426	566
Amortization of financing costs	517	473
Total interest and credit facility expenses	$15,604	$12,370
Weighted average outstanding balance	$858,637	$735,181

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

During the three months ended March 31, 2024 and 2023 the Company’s average USD notional exposure to foreign currency forward contracts was $63,179 and $99,340, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2024	Wells Fargo Bank, N.A.	$4,713	$(26)	$4,687	$—	$4,687
December 31, 2023	Wells Fargo Bank, N.A.	$5,128	$(84)	$5,044	$—	$5,044

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended March 31,
	2024	2023

Net realized gain (loss) on foreign currency forward contracts	$1,447	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(356)	(661)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$1,091	$(661)

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023, the Company had aggregated unfunded commitments totaling $171,041 and $175,048 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC (5)	Revolver	—	$—	6/1/2026	$234
A&A Global Imports, LLC (5)	Revolver	6/1/2026	447	—	—
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	300	6/24/2028	300
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	6/24/2024	2,530	6/24/2024	2,530
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	627	8/2/2027	627
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	—	—	8/2/2024	912
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2028	710	—	—
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	374	6/17/2026	652
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC (7)	Delayed Draw Term Loan	10/18/2025	1,780	10/18/2025	2,000
Advanced Diabetes Supply (5)	Revolver	12/30/2027	350	12/30/2027	350
Advanced Web Technologies (5)	Revolver	12/17/2026	297	12/17/2026	342
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alcanza Clinical Research (5)	Revolver	12/15/2027	38	12/15/2027	125
Alera Group Inc. (7)	Delayed Draw Term Loan	—	—	3/2/2024	1,275
Alera Group Inc. (7)	Delayed Draw Term Loan	11/17/2025	2,973	11/17/2025	3,130
Alpine SG, LLC (5)	Revolver	11/5/2027	105	11/5/2027	105
Alpine X (5)	Revolver	12/27/2027	137	12/27/2027	137
Alpine X (5)	Revolver	12/27/2027	64	12/27/2027	64
Annuity Health (5)	Revolver	2/8/2029	640	—	—
APC Bidco Limited (11)	Delayed Draw Term Loan	11/10/2027	2,081	11/10/2027	2,102
APC Bidco Limited (11)	Revolver	—	—	11/4/2030	1,229
Apps Associates LLC (5)	Revolver	7/2/2027	800	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	700	10/14/2027	700
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	11/28/2025	3,350	11/28/2025	3,350
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	667	10/22/2026	667
Auveco Holdings (5)	Revolver	5/5/2028	465	5/5/2028	540
Auveco Holdings (7)	Delayed Draw Term Loan	5/5/2024	850	5/5/2024	850
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	1,671	—	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	402	8/31/2029	411
AX VI INV2 Holding AB (Voff) (10)	Delayed Draw Term Loan	8/31/2029	379	8/31/2029	387
Bandon Fitness (Texas) Inc. (7)	Delayed Draw Term Loan	7/27/2028	696	7/27/2028	727
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	159	7/27/2028	159
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	1,480	7/27/2027	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2026	634	5/31/2026	634
BCDI Rodeo Dental Buyer, LLC (5)	Revolver	5/14/2025	1,098	5/14/2025	1,583
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	15	10/5/2024	76
Benesys Inc. (5)	Revolver	10/5/2024	9	10/5/2024	82
CC Amulet Management, LLC (5)	Revolver	8/31/2027	17	8/31/2027	119
CC Amulet Management, LLC (7)	Delayed Draw Term Loan	8/31/2027	722	8/31/2027	722
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,224	12/9/2025	1,974
Claritas, LLC (5)	Revolver	3/31/2026	1,463	3/31/2026	780
Concord III, LLC (5)	Revolver	12/20/2028	550	12/20/2028	550
ConvenientMD (5)	Revolver	6/15/2027	138	6/15/2027	138
CRA MSO, LLC (5)	Revolver	12/17/2024	92	12/17/2024	92
DataVail (7)	Delayed Draw Term Loan	7/3/2025	2,300	—	—
DataVail (5)	Revolver	1/4/2029	183	—	—
DataVail (5)	Revolver	1/19/2029	220	—	—
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,609	7/5/2029	2,720
Eagle Midco B.V. (Avania) (10)	Revolver	1/5/2029	397	1/5/2029	812
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,102	11/30/2027	580
Efor Holding (9)	Delayed Draw Term Loan	10/4/2026	125	10/4/2026	135
EMS Buyer, Inc. (5)	Revolver	11/23/2027	55	11/23/2027	55
Envocore Holding, LLC (5)	Revolver	12/31/2025	1,806	12/31/2025	2,778
Eshipping (5)	Revolver	11/5/2027	940	11/5/2027	1,150
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2026	806	10/30/2026	806
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
First Eagle Logan JV, LLC	Partnership Interest		9,400		9,400
Formulations Parent Corporation (5)	Revolver	11/15/2029	1,651	11/15/2029	1,651
Freeport Financial SBIC Fund LP	Partnership Interest		2,222		2,222
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	52	12/21/2027	534
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	7/1/2024	247	7/1/2024	399
Galway Borrower, LLC (5)	Revolver	9/30/2027	752	9/30/2027	926
Galway Borrower, LLC (5)	Delayed Draw Term Loan	2/7/2026	1,221	—	—
Galway Borrower, LLC (5)	Revolver	9/30/2028	154	—	—
Gener8, LLC (5)	Revolver	8/14/2024	300	8/14/2024	300
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,750	5/4/2027	1,750
Granicus, Inc. (5)	Revolver	—	—	1/29/2027	637
GrapeTree Medical Staffing, LLC (5)	Revolver	5/29/2024	600	5/29/2024	600
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (5)	Revolver	8/1/2029	563	8/1/2029	713
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	1,138	8/1/2029	2,050
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	639	9/30/2026	639
Hepaco, LLC (5)	Revolver	—	—	8/18/2024	916
Hercules Borrower LLC (5)	Revolver	12/15/2026	2,222	12/15/2026	2,222
Hercules Borrower LLC (7)	Delayed Draw Term Loan	—	—		788
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	1,547	11/3/2025	15
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	147	5/25/2027	367
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	862	12/9/2026	1,255

		As of March 31, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,273	6/2/2028	1,396
HS Spa Holdings Inc. (Hand & Stone) (5)	Delayed Draw Term Loan	3/12/2026	983	—	—
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	6/21/2026	718	6/21/2026	718
Infobase (5)	Revolver	6/14/2028	575	6/14/2028	991
Infobase (7)	Delayed Draw Term Loan	—	—	6/14/2024	1,850
Integrated Pain Management Medical Group, Inc. (5)	Revolver	6/17/2026	442	6/17/2026	442
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Iris Buyer, LLC (5)	Revolver	10/2/2029	1,514	10/2/2029	1,514
Iris Buyer, LLC (7)	Delayed Draw Term Loan	3/29/2025	515	3/29/2025	1,294
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	8/31/2024	3,212	8/31/2024	3,569
JTM Foods LLC (5)	Revolver	5/14/2027	133	5/14/2027	80
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
King Mid LLC (7)	Delayed Draw Term Loan	6/17/2024	200	6/17/2024	340
Lash Opco LLC (5)	Revolver	9/18/2025	4	9/18/2025	91
Learn-It Systems, LLC (5)	Revolver	3/18/2025	900	3/18/2025	900
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	460	10/25/2027	614
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	1,050	2/3/2026	1,050
Lion Cashmere Bidco Limited (10)	Delayed Draw Term Loan	9/23/2024	2,976	9/23/2024	3,044
List Partners, Inc. (5)	Revolver	5/1/2024	135	5/1/2024	270
Loadmaster Derrick & Equipment, Inc. (5)	Revolver		—		225
Mann Lake Ltd. (5)	Revolver	10/4/2024	56	10/4/2024	56
Mario Purchaser, LLC (14)	Revolver	4/26/2028	1,044	4/26/2028	731
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2024	731	4/26/2024	2,819
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	7/1/2025	143
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2026	2,133	—	—
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2027	1,280	—	—
MB2 Dental (5)	Revolver	2/13/2031	427	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	150	7/21/2027	150
Minuteman Security Technologies, Inc. (5)	Revolver	2/1/2029	786	2/1/2029	1,000
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	2/2/2025	1,209	2/2/2025	1,209
MRI Software LLC (7)	Delayed Draw Term Loan	12/19/2025	1,500	12/19/2025	1,500
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC) (5)	Revolver	12/18/2026	187	—	—
MWD Management LLC (United Derm) (5)	Revolver	—	—	6/15/2027	640
New Era Technology, Inc. (5)	Revolver	10/31/2026	228	10/31/2026	228
New Era Technology, Inc. (5)	Revolver	10/31/2026	486	10/31/2026	486
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
Nexant Volt MergerSub, Inc. (5)	Revolver	—	—	5/11/2027	229
Nurture Landscapes (12)	Delayed Draw Term Loan	6/3/2025	2,065	6/3/2025	2,086
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	350	7/6/2028	150
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	345	6/14/2025	345
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	153	8/10/2027	328
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,390
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	10/13/2025	4,420	—	—
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	—	—	11/16/2025	883
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	1,520	—	—
PCS Retirement (5)	Revolver	3/1/2030	665	—	—
PDFTron Systems Inc. (5)	Revolver	7/15/2026	249	7/15/2026	149
Pinnacle Purchaser, LLC (5)	Revolver	12/28/2029	575	12/28/2029	575
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	324	5/12/2029	541
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	5/12/2024	216	5/12/2024	1,892
Point Quest Acquisition, LLC (5)	Revolver	8/12/2028	300	8/12/2028	429
SuperHero Fire Protection, LLC (5)	Revolver	9/1/2026	65	9/1/2026	65
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	228
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	1,544	8/5/2027	1,338
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	912	9/22/2026	1,277
Pushpay USA, INC. (5)	Revolver	5/10/2030	1,429	5/10/2030	1,429
Pye-Barker Fire & Safety, LLC (13)	Delayed Draw Term Loan	6/15/2024	443	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC (13)	Delayed Draw Term Loan	11/1/2027	873	11/1/2027	873
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2027	1,531	11/26/2027	1,531
Pye-Barker Fire & Safety, LLC (5)	Revolver	10/1/2024	142	10/1/2024	142
Pye-Barker Fire & Safety, LLC (5)	Revolver	11/26/2026	1,811	11/26/2026	1,811
Quorum Health Resources (5)	Revolver	5/26/2027	522	5/26/2027	522
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	180	10/1/2024	150
Right Networks, LLC (5)	Revolver	5/21/2026	233	5/21/2026	233
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	595	12/20/2026	943
Seniorlink Incorporated (5)	Revolver	12/31/2027	458	12/31/2027	458
Seniorlink Incorporated (5)	Revolver	12/31/2027	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	6/12/2024	727	6/12/2024	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Vital Care Buyer, LLC (5)	Delayed Draw Term Loan	—	—	10/19/2025	2,222
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Smile Doctors LLC (7)	Delayed Draw Term Loan	—	—	2/24/2025	1

		As of March 31, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
SolutionReach, Inc. (5)	Revolver	7/17/2025	467	1/17/2024	467
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	1,050
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	4/25/2024	2,425	4/25/2024	2,425
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	—	—	1/2/2024	833
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,887	12/30/2026	1,887
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	1,056	5/23/2028	1,056
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,812	9/8/2027	1,449
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	7/8/2029	14	7/8/2029	98
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	12/14/2026	6,907	12/14/2026	10,000
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	11/4/2024	1,200	11/4/2024	1,200
Technology Partners, LLC (5)	Delayed Draw Term Loan	11/16/2027	1,037	11/16/2027	1,037
Technology Partners, LLC (7)	Revolver	11/16/2027	747	11/16/2027	747
The Hilb Group, LLC (5)	Revolver	12/2/2025	219	12/2/2025	265
The Hilb Group, LLC (5)	Revolver	12/2/2025	92	12/2/2025	111
The Hilb Group, LLC (5)	Delayed Draw Term Loan	—	—	2/10/2024	498
The Hilb Group, LLC (5)	Revolver	12/2/2025	73	12/2/2025	88
The Mulch & Soil Company, LLC (5)	Revolver	4/30/2026	952	4/30/2026	853
TMA Buyer, LLC (5)	Revolver	9/30/2027	385	9/30/2027	385
Transportation Insight, LLC (5)	Revolver	12/3/2024	55	12/3/2024	55
Tricor Borrower, LLC (5)	Revolver	10/22/2026	288	10/22/2026	58
TriStrux, LLC (5)	Revolver	12/15/2026	97	12/15/2026	499
TriStrux, LLC (7)	Delayed Draw Term Loan	—	—	12/15/2026	483
Unifeye Vision Partners (5)	Revolver	9/13/2025	567	9/13/2025	1,133
United Flow Technologies (5)	Revolver	10/29/2027	920	10/29/2027	616
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	765	11/8/2029	765
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	11/8/2025	1,650	11/8/2025	1,650
Vantage Insurance Partners, Inc. (5)	Delayed Draw Term Loan	3/20/2026	4,600	—	—
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	457	12/12/2029	320
WhiteHawk III Onshore Fund L.P.	Partnership Interest		2,363	7/5/2024	2,123
Total			$171,041		$175,048

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2024 and December 31, 2023.
(3)
Investment pays 0.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
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
(8)
Investment pays 1.20% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(9)
Investment pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(10)
Investment pays 1.80% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(11)
Investment pays 1.88% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(12)
Investment pays 2.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(13)
Investment pays 2.88% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(14)
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09
August 3, 2023	September 29, 2023	October 16, 2023	Regular	$0.41
August 3, 2023	August 31, 2023	September 15, 2023	Supplemental	$0.08
May 4, 2023	June 30, 2023	July 17, 2023	Regular	$0.41
February 16, 2023	March 31, 2023	April 17, 2023	Regular	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	Regular	$0.41

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At March 31, 2024 and December 31, 2023, Crescent, Sun Life and other related parties owned 7.30% and 7.25%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2024 and December 31, 2023, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended March 31,
	2024	2023

Net increase (decrease) in net assets resulting from operations	$28,005	$7,777
Weighted average common shares outstanding	37,061,547	32,465,208
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.76	$0.24

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of March 31, 2024	As of December 31, 2023
Tax Cost		$1,613,763	$1,639,709
Gross Unrealized Appreciation		$4,304	$374
Gross Unrealized Depreciation		(54,578)	(57,314)
	Net Unrealized Investment Appreciation (Depreciation)	$(50,274)	$(56,940)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended March 31,
	2024	2023
Income tax (benefit) provision	$-	$-
Excise tax (benefit) provision	366	201
(Benefit) provision for income and excise taxes	$366	$201

As of March 31, 2024 and December 31, 2023, $401 and $1,296 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended March 31,
	2024	2023
Benefit (provision) for taxes on realized gain on investments	$-	$252
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	339	(40)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$339	$212

As of March 31, 2024 and December 31, 2023, $787 and $114, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of March 31, 2024 and December 31, 2023, $912 and $578, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the three months ended March 31,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$20.04	$19.83
Net investment income after tax	0.63	0.54
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	0.13	(0.30)
Net increase (decrease) in net assets resulting from operations	0.76	0.24
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	-	(0.28)
Distributions declared from net investment income(2)	(0.51)	(0.41)
Effect of rounding	(0.01)	-
Total increase (decrease) in net assets	0.24	(0.45)
Net asset value, end of period	$20.28	$19.38
Shares outstanding, end of period	37,061,547	37,061,547
Market value, end of period	$17.26	13.62
Weighted average shares outstanding	37,061,547	32,465,208
Total return based on market value (3)	2.28%	9.78%
Total return based on net asset value (4)	3.74%	-0.20%
Ratio/Supplemental Data:
Net assets, end of period	$751,698	$718,420
Ratio of total net expenses to average net assets(5)(6)	14.56%	13.28%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.52%	3.54%
Ratio of net investment income before taxes to average net assets(6)	12.75%	10.78%
Ratio of interest and credit facility expenses to average net assets(6)	8.40%	7.54%
Ratio of net incentive fees to average net assets(6)	2.64%	2.20%
Portfolio turnover(7)	4.70%	2.16%
Asset coverage ratio	189%	181%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.60% and 13.36% for the three months ended March 31, 2024 and 2023, respectively.

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

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase up to $20,000 of the combined company’s common stock via a share purchase program. As of March 31, 2024, Sun Life purchased approximately $10,000 of the Company's common stock via a share purchase program.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024.

On May 2, 2024, the Company's Board of Directors declared a regular second quarter cash dividend of $0.42 per share, which will be paid on July 15, 2024 to stockholders of record as of June 28, 2024. Additionally, the Company's Board declared a supplemental cash dividend of $0.11 per share which will be paid on June 17, 2024 to stockholders of record as of May 31, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$408.3	26.1%	$429.2	27.0%
Unitranche First Lien	980.7	62.7	973.9	61.5
Unitranche First Lien - Last Out	12.5	0.8	13.5	0.9
Senior Secured Second Lien	53.0	3.4	58.2	3.7
Unsecured Debt	7.8	0.5	4.1	0.3
Equity & Other	52.9	3.4	50.1	3.2
LLC/LP Equity Interests	48.1	3.1	53.1	3.4
Total investments	$1,563.3	100.0%	$1,582.1	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended
	March 31, 2024	March 31, 2023(1)
New investments at cost:
Senior Secured First Lien	$26.1	$9.4
Unitranche First Lien	44.0	18.0
Unitranche First Lien - Last Out	—	0.3
Senior Secured Second Lien	—	0.1
Unsecured Debt	3.4	0.2
Equity & Other	0.4	0.2
LLC/LP Equity Interests	—	0.8
Total	$73.9	$29.0
Proceeds from investments sold or repaid:
Senior Secured First Lien	$46.1	$46.1
Unitranche First Lien	42.7	8.1
Unitranche First Lien - Last Out	0.9	—
Senior Secured Second Lien	2.4	—
Unsecured Debt	—	—
Equity & Other	1.0	—
LLC/LP Equity Interests	5.3	0.2
Total	$98.4	$54.4
Net increase (decrease) in portfolio	$(24.5)	$(25.4)

(1)
Excludes $335.0 million of assets at cost acquired in connection with the FCRD Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	12.3%	12.3%
Percentage of debt bearing a floating rate (at fair value)	97.5%	98.7%
Percentage of debt bearing a fixed rate (at fair value)	2.5%	1.3%
Number of portfolio companies	183	186
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of March 31, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,453.7	98.4%	$1,449.3	99.1%	$1,464.2	98.0%	$1,450.5	98.1%
Non-Accrual	23.2	1.6%	12.9	0.9%	30.6	2.0%	28.4	1.9%
Total	$1,476.9	100.0%	$1,462.2	100.0%	$1,494.8	100.0%	$1,478.9	100.0%

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

As of March 31, 2024, we had thirteen investments across seven portfolio companies on non-accrual status, which represented 1.6% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2024 and December 31, 2023.

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

($ in millions)	As of March 31, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	31.6	2.0%	16.2	1.0%
2	1,363.4	87.2	1,366.4	86.4
3	155.3	10.0	175.4	11.1
4	13.0	0.8	24.1	1.5
5	—	0.0	—	0.0
Total	1,563.3	100.0%	1,582.1	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended March 31,
	2024	2023
Total investment income	$50.4	$39.3
Total net expenses	27.0	21.8
Net investment income	$23.4	$17.5
Net realized gain (loss) on investments and forward contracts	(0.2)	0.3
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	4.5	(10.2)
Net realized and unrealized gains (losses)	$4.3	$(9.9)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	0.3	0.2
Net increase (decrease) in net assets resulting from operations	$28.0	$7.8

Investment Income

(in $ millions)	For the three months ended March 31,
	2024	2023
Interest from investments	$46.2	$35.9
Dividend Income	3.3	3.4
Other Income	0.9	0.0
Total investment income	$50.4	$39.3

Interest income, which includes amortization of upfront fees, increased from $35.9 million, for the three months ended March 31, 2023, to $46.2 million for the three months ended March 31, 2024, due to a rise in benchmark rates. Included in interest from investments for the three months ended March 31, 2024 and 2023 are $0.9 million and $0.1 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $3.4 million for the three months ended March 31, 2023 to $3.3 million for the three months ended March 31, 2024. For the three months ended March 31, 2024 and 2023, we recorded $0.9 million and $0.0 million of other income related to one-time amendment and arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended March 31,
	2024	2023
Interest and other debt financing costs	$15.6	$12.4
Management fees	5.0	4.5
Income based incentive fees	4.9	3.7
Professional fees	0.4	0.3
Directors’ fees	0.2	0.2
Other general and administrative expenses	0.5	0.7
Total expenses	$26.6	$21.8
Management fee waiver	(0.0)	(0.1)
Income based incentive fees waiver	(0.0)	(0.1)
Net expenses	$26.6	$21.6
Provision for income and excise taxes	0.4	0.2
Total	$27.0	$21.8

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended March 31, 2024 and 2023 interest and other debt financing costs were $15.6 million and $12.4 million, respectively. The increase in interest and other debt financing costs was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended March 31, 2024 and 2023, we incurred management fees of $5.0 million and $4.5 million, respectively, of which $0.0 million and $0.1 million, respectively, were waived. The increase in net management fees was driven by growing assets under management.

Incentive Fees

For the three months ended March 31, 2024 and 2023, we incurred income based incentive fees of $4.9 million and $3.7 million, of which $0.0 million and $0.1 million, respectively, were waived. The increase in net incentive fees was driven by higher pre-incentive fee net investment income.

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

For the three months ended March 31, 2024 and 2023, professional fees were $0.4 million and $0.3 million, respectively.

For the three months ended March 31, 2024 and 2023, other general and administrative expenses were $0.5 million and $0.7 million, respectively.

Income and Excise Taxes

For the three months ended March 31, 2024 and 2023, we expensed income and excise taxes of $0.4 million and $0.2 million, respectively.

Net Investment Income

For the three months ended March 31, 2024 and 2023, net investment income was $23.4 million or $0.63 per share and $17.5 million or $0.54 per share, respectively. The increase in the per share net investment income was due to higher investment income earned year to date.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended March 31,
	2024	2023
Realized losses on non-controlled and non-affiliated investments	$(3.4)	$(0.1)
Realized gains on non-controlled and non-affiliated investments	1.8	0.3
Realized losses on non-controlled and affiliated investments	—	—
Realized gains on non-controlled and affiliated investments	—	—
Realized losses on controlled investments	—	—
Realized gains on controlled investments	—	—
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	1.4	—
Realized losses on foreign currency transactions	(0.0)	—
Realized gains on foreign currency transactions	—	—
Net realized gains (losses) on investments	$(0.2)	$0.2
Change in unrealized depreciation on non-controlled and non-affiliated investments	(12.3)	(16.3)
Change in unrealized appreciation on non-controlled and non-affiliated investments	16.4	11.2
Change in unrealized depreciation on foreign currency translation	—	(0.5)
Change in unrealized appreciation on foreign currency translation	0.8	—
Change in unrealized depreciation on non-controlled and affiliated investments	(0.2)	(0.4)
Change in unrealized appreciation on non-controlled and affiliated investments	0.4	0.8
Change in unrealized depreciation on controlled and affiliated investments	(2.2)	(4.9)
Change in unrealized appreciation on controlled and affiliated investments	2.0	0.6
Change in unrealized depreciation on foreign currency forwards	(0.4)	—
Change in unrealized appreciation on foreign currency forwards	—	(0.6)
Net unrealized appreciation (depreciation) on investments	4.5	(10.1)
Net realized and unrealized gains (losses) on investments	4.3	(9.9)

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

During the three months ended March 31, 2024 and 2023, our average U.S. Dollar notional exposure to foreign currency forward contracts were $63.2 million and $99.4 million, respectively.

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

As of March 31, 2024, we had $31.9 million in cash and cash equivalents and restricted cash and cash equivalents and $343.6 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of March 31, 2024, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of March 31, 2024, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	March 31, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500.0	$308.0	$192.0	$308.0	$500.0	$329.8	$170.2	$329.8
SMBC Corporate Revolving Facility	385.0	233.4	151.6	233.4	385.0	225.5	159.5	225.5
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Total Debt	$1,181.6	$838.0	$343.6	$838.0	$1,181.6	$851.9	$329.7	$851.9

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2024 and 2023 was 7.29% and 6.73%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 and 2023 was $858.6 million and $735.2 million, respectively. As of March 31, 2024 and December 31, 2023, the weighted average cost of debt was 6.97% and 7.02%, respectively.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes is presented below:

($ in millions)	For the three months ended March 31,
	2024	2023
Borrowing interest expense	$14.7	$11.3
Unused facility fees	0.4	0.6
Amortization of financing costs	0.5	0.5
Total interest and credit facility expenses	$15.6	$12.4
Weighted average outstanding balance	$858.6	$735.2

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

As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 189% and 186%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023, we had aggregate unfunded commitments totaling $171.0 million and $175.0 million, respectively.

RECENT DEVELOPMENTS

On May 2, 2024, our Board of Directors declared a regular second quarter cash dividend of $0.42 per share, which will be paid on July 15, 2024 to stockholders of record as of June 28, 2024. Additionally, our Board declared a supplemental cash dividend of $0.11 per share which will be paid on June 17, 2024 to stockholders of record as of May 31, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

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

As of March 31, 2024, 98.1% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	15.5	5.4	10.1
Up 75 basis points	11.6	4.1	7.5
Up 50 basis points	7.8	2.7	5.1
Up 25 basis points	3.9	1.4	2.5
Down 25 basis points	(3.9)	(1.4)	(2.5)
Down 50 basis points	(7.8)	(2.7)	(5.1)
Down 75 basis points	(11.6)	(4.1)	(7.5)
Down 100 basis points	(15.5)	(5.4)	(10.1)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of March 31, 2024, we had £16.9 million, €9.8 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £17.2 million, €10.1 million, AUD $29.4, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2024.

(c)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. These risks are not the only risk factors facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

PART IV

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements—Financial statements are included in Item 1. See the Index to the Consolidated Financial Statements of this quarterly report on Form 10-Q.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on February 21, 2024).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed on February 21, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: May 8, 2024	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer