Form 10-Q
period 2024-06-30
Crescent Capital BDC, Inc.
filed 2024-08-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 12, 2024 was 37,061,547

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,493,976 and $1,469,251, respectively)	$1,501,420	$1,465,537
Non-controlled affiliated investments (cost of $54,294 and $56,084, respectively)	52,023	52,619
Controlled investments (cost of $64,619 and $67,353, respectively)	57,332	63,919
Cash and cash equivalents	11,018	7,780
Restricted cash and cash equivalents	25,124	16,690
Interest and dividend receivable	16,089	14,000
Receivable from unsettled transactions	2,549	251
Unrealized appreciation on foreign currency forward contracts	2,765	5,128
Deferred tax assets	939	114
Other assets	3,173	1,341

Total assets	$1,672,432	$1,627,379

Liabilities
Debt (net of deferred financing costs of $7,903 and $7,138, respectively)	$879,934	$844,783
Distributions payable	15,566	15,195
Interest and other debt financing costs payable	11,038	10,900
Management fees payable	5,001	5,026
Incentive fees payable	4,603	4,770
Deferred tax liabilities	883	578
Unrealized depreciation on foreign currency forward contracts	42	84
Accrued expenses and other liabilities	2,925	3,449
Total liabilities	919,992	884,785

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	-	-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 shares issued and outstanding)	37	37
Paid-in capital in excess of par value	965,895	965,895
Accumulated earnings (loss)	(213,492)	(223,338)
Total net assets	752,440	742,594
Total liabilities and net assets	$1,672,432	$1,627,379
Net asset value per share	$20.30	$20.04

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$41,973	$41,255	$85,536	$75,501
Paid-in-kind interest	2,060	650	3,215	1,268
Dividend income	2	75	395	79
Other income	779	181	1,667	228
From non-controlled affiliated investments:
Interest income	1,099	740	1,791	1,352
Paid-in-kind interest	67	186	509	235
Dividend income	-	551	287	1,179
Other income	16	149	16	149
From controlled investments:
Interest income	312	154	611	320
Paid-in-kind interest	-	-	-	192
Dividend income	2,640	2,800	5,280	5,520
Other income	3	-	5	—
Total investment income	48,951	46,741	99,312	86,023

Expenses:
Interest and other debt financing costs	15,931	15,273	31,535	27,642
Management fees	5,034	5,010	10,014	9,468
Income based incentive fees	4,603	4,349	9,541	8,041
Professional fees	451	427	897	737
Directors’ fees	151	138	308	306
Other general and administrative expenses	678	753	1,305	1,478
Total expenses	26,848	25,950	53,600	47,672
Management fees waiver	(33)	(50)	(71)	(96)
Income based incentive fees waiver	-	(71)	(36)	(159)
Net expenses	26,815	25,829	53,493	47,417
Net investment income before taxes	22,136	20,912	45,819	38,606
Provision for income and excise taxes	433	340	800	541
Net investment income	21,703	20,572	45,019	38,065
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(5,332)	(6,494)	(6,935)	(6,243)
Foreign currency transactions	(508)	(58)	(519)	(58)
Foreign currency forward contracts	1,776	-	3,223	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	7,191	10,010	12,061	4,456
Non-controlled affiliated investments	966	174	1,194	539
Controlled investments	(3,628)	(1,641)	(3,853)	(5,970)
Foreign currency forward contracts	(1,964)	(578)	(2,320)	(1,239)
Net realized and unrealized gains (losses) on investments	(1,499)	1,413	2,851	(8,515)
Benefit (provision) for taxes on realized gain on investments	-	-	-	252
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	181	595	520	555
Net increase (decrease) in net assets resulting from operations	$20,385	$22,580	$48,390	$30,357

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.55	$0.61	$1.31	$0.87
Net investment income per share (basic and diluted):	$0.59	$0.56	$1.21	$1.09
Weighted average shares outstanding (basic and diluted):	37,061,547	37,061,547	37,061,547	34,776,074

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2024	37,061,547	$37	$965,895	$(214,234)	$751,698
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	21,703	21,703
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(4,064)	(4,064)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	2,565	2,565
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	181	181
Distributions from distributable earnings	-	-	-	(19,643)	(19,643)
Total increase (decrease) for the three months ended June 30, 2024	-	$-	$-	$742	$742
Balance at June 30, 2024	37,061,547	$37	$965,895	$(213,492)	$752,440

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	45,019	45,019
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(4,231)	(4,231)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	7,082	7,082
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	520	520
Distributions from distributable earnings	-	-	-	(38,544)	(38,544)
Total increase (decrease) for the six months ended June 30, 2024	-	$-	$-	$9,846	$9,846
Balance at June 30, 2024	37,061,547	$37	$965,895	$(213,492)	$752,440

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2023	37,061,547	$37	$788,299	$(69,916)	$718,420
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	20,572	20,572
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(6,552)	(6,552)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	7,965	7,965
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	595	595
Distributions from distributable earnings	-	-	-	(15,195)	(15,195)
Total increase (decrease) for the three months ended June 30, 2023	-	$-	$-	$7,385	$7,385
Balance at June 30, 2023	37,061,547	$37	$788,299	$(62,531)	$725,805

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	38,065	38,065
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(6,301)	(6,301)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(2,214)	(2,214)
Benefit (provision) for taxes on realized gain on investments	-	-	-	252	252
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	555	555
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	-	91,257
Deemed contribution from Adviser (Note 13)	-	-	22,040	-	22,040
Distributions from distributable earnings	-	-	-	(30,390)	(30,390)
Total increase (decrease) for the six months ended June, 2023	6,174,187	$6	$113,291	$(33)	$113,264
Balance at June 30, 2023	37,061,547	$37	$788,299	$(62,531)	$725,805

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,390	$30,357

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(193,188)	(67,145)
Paid-in-kind interest income	(4,132)	(1,715)
Proceeds from sales of investments and principal repayments	170,953	82,510
Net realized (gain) loss on investments, foreign currency transactions and foreign currency forward contracts	10,573	6,464
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	-	(14,981)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(9,402)	975
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,320	1,239
Amortization of premium and accretion of discount, net	(4,476)	(3,224)
Amortization of deferred financing costs	1,139	1,039
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(2,298)	5
(Increase) decrease in interest and dividend receivable	(2,089)	(1,821)
(Increase) decrease in deferred tax asset	(825)	(1,233)
(Increase) decrease in other assets	(1,832)	2,788
Increase (decrease) in management fees payable	(25)	904
Increase (decrease) in incentive fees payable	(167)	1,166
Increase (decrease) in directors’ fees payable	-	(5)
Increase (decrease) in interest and other debt financing costs payable	138	922
Increase (decrease) in deferred tax liability	305	1,235
Increase (decrease) in payable for investment purchased	-	(514)
Increase (decrease) in accrued expenses and other liabilities	(524)	(2,622)
Net cash provided by (used for) operating activities	$14,860	$36,344

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	(1,904)	(3,633)
Distributions paid	(38,173)	(27,859)
Borrowings on credit facilities	184,729	202,326
Repayments on credit facilities	(147,827)	(202,800)
Net cash provided by (used for) financing activities	(3,175)	(31,966)
Effect of exchange rate changes on cash denominated in foreign currency	(13)	17
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	11,672	4,395
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	24,470	17,067
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$36,142	$21,462

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$30,801	$26,636
Cash paid during the period for taxes	$1,262	$530
Accrued but unpaid distributions	$15,566	$15,195
Issuance of shares in connection with asset acquisition (Note 13)	-	$91,257
Deemed contribution from the Adviser (non-cash) (Note 13)	-	$22,040

(1)
As of June 30, 2024, the balance included cash and cash equivalents of $11,018 (including cash denominated in foreign currency of $2,066) and restricted cash and cash equivalents of $25,124. As of December 31, 2023, the balance included cash and cash equivalents of $7,780 (including cash denominated in foreign currency of $1,728) and restricted cash and cash equivalents of $16,690 (including cash denominated in foreign currency of $692).
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

See accompanying notes

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.75%	05/2028	135	131	0.0	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.75%	05/2028	3,969	3,912	0.5	3,969
Continental Battery Company	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	12.46%	01/2027	7,368	7,305	0.9	6,426
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	12.46%	01/2027	2,717	2,706	0.3	2,370
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.21%	09/2028	8,988	8,901	1.2	8,988
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(22)	—	—
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.21%	09/2028	12,717	12,550	1.8	12,717
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.21%	09/2028	2,438	2,404	0.3	2,438
					38,332	37,887	5.0	37,043
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,771	6,736	0.9	6,771
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	8,914	7,053	0.4	2,143
Envocore Holding, LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	972	970	0.1	972
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.46%	11/2027	5,620	5,551	0.7	5,620
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.46%	11/2027	869	864	0.1	869
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(13)	0.0	-
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.48%	07/2028	3,341	3,298	0.4	3,237
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.48%	07/2028	499	492	0.1	483
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.94%	08/2027	891	886	0.1	891
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan			04/2030	—	-	0.0	-
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Revolver			08/2027	—	(5)	0.0	-
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.93%	08/2027	1,994	1,971	0.3	1,994
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.93%	04/2030	850	850	0.1	850

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	12/2026	2,703	2,655	0.3	2,348
TriStrux, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.48%	12/2026	949	931	0.1	812
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.48%	12/2026	948	932	0.1	824
					35,321	33,171	3.7	27,814
Commercial & Professional Services
American Refrigeration (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.35%	04/2029	126	126	0.0	126
American Refrigeration	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.30%	02/2029	3,491	3,460	0.5	3,491
American Refrigeration	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.33%	04/2029	200	200	0.0	200
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	S + 600 (100 Floor)	11.56%	10/2025	284	277	0.0	240
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	11.10%	10/2026	3,587	3,492	0.5	3,587
Automated Control Concepts, Inc. (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	11.10%	10/2026	164	143	0.0	164
Duraserv LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2031	—	(9)	0.0	(18)
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(9)	0.0	(9)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	10.08%	06/2031	4,821	4,773	0.6	4,773
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.69%	05/2027	12,812	12,708	1.7	12,812
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.69%	05/2027	333	318	0.0	333
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.69%	05/2027	5,445	5,445	0.7	5,445
Guardian Access Solutions (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.08%	08/2029	1,074	1,051	0.1	1,074
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.08%	08/2029	188	171	0.0	188
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.10%	08/2029	2,878	2,815	0.4	2,878
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.68%	12/2026	18,504	18,269	2.5	18,504
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(24)	—	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.93%	12/2026	240	238	0.0	240
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.93%	12/2026	1,436	1,425	0.2	1,436
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	10.19%	01/2026	3,714	3,693	0.5	3,714
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	10.19%	01/2026	2,791	2,776	0.4	2,791

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(4)	(0.0)	-
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.01%	06/2028	11,074	10,912	1.5	10,974
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.98%	06/2028	1,262	1,242	0.2	1,248
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.59%	10/2030	10,542	10,270	1.4	10,858
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.58%	10/2030	994	956	0.1	1,039
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	—	(37)	0.0	-
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	311	310	0.0	290
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	932	930	0.1	871
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	07/2027	940	929	0.1	940
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.48%	07/2027	220	217	0.0	220
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	—	(2)	—	—
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.71%	07/2027	60	60	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.98%	07/2027	60	60	0.0	60
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.18%	02/2029	4,317	4,225	0.6	4,317
Minuteman Security Technologies, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.18%	02/2029	1,475	1,454	0.2	1,475
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	-	(21)	0.0	-
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	9.83%	05/2031	438	438	0.1	438
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.85%	05/2030	327	327	0.0	301
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.85%	05/2031	26,428	26,428	3.5	26,428
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	13.00%	10/2024	120	120	0.0	119
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.93%	10/2024	2,151	2,142	0.3	2,145
Seko Global Logistics Network, LLC (9)(11)	Senior Secured First Lien Term Loan			07/2027	4,924	4,883	0.5	3,501
Seko Global Logistics Network, LLC (5)(9)(11)	Senior Secured First Lien Revolver			07/2027	764	742	0.1	389
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	5,107	5,008	0.7	5,107
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,309	0.3	2,359

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
SuperHero Fire Protection, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.73%	09/2026	5,476	5,450	0.7	5,366
SuperHero Fire Protection, LLC (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.73%	09/2026	377	374	0.0	368
					142,746	141,060	18.5	140,842
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.48%	07/2028	4,750	4,695	0.6	4,729
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.45%	07/2028	242	237	0.0	240
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.46%	07/2028	1,483	1,466	0.2	1,476
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.61%	11/2027	7,576	7,493	1.0	7,576
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.46%	11/2027	348	331	0.0	348
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.93%	10/2026	13,537	13,386	1.8	13,430
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.93%	10/2026	599	582	0.1	586
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.18%	10/2026	3,327	3,268	0.4	3,251
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.23%	12/2027	5,043	4,978	0.7	5,043
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.23%	12/2027	1,693	1,684	0.2	1,693
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.23%	12/2027	1,682	1,662	0.2	1,682
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.23%	12/2027	578	569	0.1	578
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	11.49%	12/2027	1,836	1,824	0.2	1,836
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	12.40%	11/2026	3,306	3,294	0.4	3,192
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	12.43%	11/2026	3,276	3,249	0.4	3,162
HGH Purchaser, Inc. (4)(5)	Unitranche First Lien Revolver			11/2026	-	(4)	(0.0)	(53)
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (75 Floor) (including 250 PIK)	12.40%	11/2026	7,793	7,743	1.1	7,523
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.58%	06/2028	351	331	0.0	367
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.60%	06/2029	10,213	10,072	1.5	10,314
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,628	1,600	0.2	1,561
HS Spa Holdings Inc. (Hand & Stone) (10)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.60%	06/2029	885	870	0.1	894

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HS Spa Holdings Inc. (Hand & Stone) (4)(5)(10)	Unitranche First Lien Delayed Draw Term Loan			06/2029	-	(5)	(0.0)	10
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.50%	08/2026	4,709	4,651	0.6	4,685
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.50%	08/2026	2,086	2,058	0.3	2,075
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(4)	(0.0)	—
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	2,612	2,585	0.3	2,612
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.73%	09/2026	4,418	4,378	0.6	4,418
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	1,183	1,172	0.2	1,183
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.19%	04/2029	5,172	5,137	0.8	5,223
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	16.19%	04/2032	3,926	3,836	0.5	4,043
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.18%	04/2028	70	55	0.0	80
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.18%	04/2029	9,714	9,567	1.4	9,810
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.20%	04/2029	477	386	0.1	525
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(0.0)	(0.0)	(1)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.99%	07/2025	3,002	2,995	0.4	2,972
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.56%	08/2028	3,488	3,451	0.5	3,435
Point Quest Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.47%	08/2028	471	459	0.1	455
Point Quest Acquisition, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2028	—	(3)	-	(9)
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.97%	08/2028	1,357	1,337	0.2	1,337
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	(0.0)	(6)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.10%	08/2029	3,522	3,481	0.5	3,522
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,138	1,117	0.1	1,107
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	283	272	0.0	272
smarTours, LLC (6)(9)	Senior Secured First Lien Term Loan			12/2026	2,114	1,942	—	—
smarTours, LLC (6)(9)	Senior Secured First Lien Term Loan			12/2026	1,278	1,203	—	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	10.33%	12/2028	12,910	12,712	1.8	12,910
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	10.33%	12/2028	2,898	2,879	0.4	2,898

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(25)	—	—
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(27)	—	—
The Mulch & Soil Company, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	04/2026	3,635	3,590	0.5	3,635
The Mulch & Soil Company, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(14)	0.0	—
United Language Group, Inc.	Senior Secured First Lien Revolver	S + 875 (100 Floor) (including 200 PIK)	14.18%	08/2024	401	401	0.1	401
United Language Group, Inc.	Senior Secured First Lien Term Loan	S + 875 (100 Floor) (including 200 PIK)	14.18%	08/2024	4,474	4,482	0.6	4,474
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.92%	11/2029	1,493	1,479	0.2	1,493
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.93%	11/2029	1,650	1,635	0	1,650
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Revolver			11/2029	—	(8)	0.0	—
Wrench Group LLC (8)	Senior Secured Second Lien Term Loan	1125	11.25%	04/2027	4,833	4,766	0.6	4,840
					153,460	151,267	20.2	149,477
Diversified Financials
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.19%	09/2028	9,854	9,710	1.4	9,900
Alera Group Inc.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.19%	09/2028	4,913	4,839	0.7	4,936
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.09%	09/2028	510	455	0.1	570
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.56%	12/2027	1,394	1,383	0.2	1,394
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.56%	12/2027	91	90	0.0	91
Alpine X	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.56%	12/2027	899	891	0.1	899
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.56%	12/2027	1,474	1,462	0.2	1,474
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.59%	12/2027	43	42	0.0	43
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(7)	0.0	(15)
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Revolver			06/2031	—	(9)	0.0	(9)
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	10.33%	06/2031	7,584	7,508	1.0	7,508
iLending LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor) (including 200 PIK)	13.94%	06/2026	4,359	4,359	0.5	3,325

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
iLending LLC (4)(5)	Senior Secured First Lien Revolver			06/2026	—	—	(0.0)	(170)
King Mid LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.83%	12/2027	3,492	3,469	0.5	3,492
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	—	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.83%	12/2027	3,391	3,345	0.5	3,391
King Mid LLC (5)	Unitranche First Lien Delayed Draw Term Loan			12/2027	—	—	-	—
PCS Retirement (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.10%	03/2030	180	172	0.0	180
PCS Retirement (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.10%	03/2030	123	116	0.0	123
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.10%	03/2030	5,087	5,037	0.7	5,087
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.01%	12/2029	7,214	7,150	1.0	7,214
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.01%	12/2029	175	168	0.0	175
					50,783	50,178	6.9	49,608
Energy
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2025	18,853	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(9)	Senior Secured First Lien Term Loan			12/2025	9,357	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured First Lien Revolver	300	3.00%	12/2025	20,711	1,557	1.1	8,000
					48,921	1,557	1.1	8,000
Food & Staples Retailing
Isagenix International, LLC (6)(12)	Senior Secured First Lien Term Loan	S + 660 (100 Floor) (including 410 PIK)	11.92%	04/2028	3,020	2,791	0.4	2,657
					3,020	2,791	0.4	2,657
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.73%	05/2027	4,898	4,850	0.7	4,898
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.73%	05/2027	747	739	0.1	747
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.73%	05/2027	665	662	0.1	665
Mann Lake Ltd. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.06%	10/2024	850	849	0.1	794
Mann Lake Ltd.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.06%	10/2024	1,686	1,684	0.2	1,581
					8,846	8,784	1.2	8,685

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.94%	08/2028	6,869	6,755	0.9	6,869
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.94%	08/2028	1,218	1,211	0.2	1,218
ACI Group Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.93%	08/2028	728	708	0.1	728
ACI Group Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	10.94%	08/2027	184	177	0.0	184
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.08%	10/2029	3,980	3,944	0.5	3,980
Acu-Serve, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.08%	10/2029	219	211	0.0	219
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(7)	—	—
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.48%	12/2027	3,423	3,407	0.5	3,423
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.48%	12/2027	4,888	4,836	0.6	4,888
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	—	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(7)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.58%	02/2029	4,190	4,150	0.6	4,190
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.48%	10/2027	4,826	4,768	0.6	4,793
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.33%	10/2027	2,159	2,146	0.3	2,144
Arrow Management Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.34%	10/2027	37	29	(0.0)	32
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	—	(0.0)	(23)
Avalign Technologies, Inc. (4)(5)(12)	Unitranche First Lien Revolver			12/2028	—	(31)	(0.0)	—
Avalign Technologies, Inc. (12)	Unitranche First Lien Term Loan	S + 650 (75 Floor)	11.85%	12/2028	12,865	12,619	1.7	12,941
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.73%	05/2026	4,472	4,472	0.6	4,472
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.73%	05/2026	1,582	1,582	0.2	1,582
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	—	—
Bayside Opco, LLC (6)(9)	Unsecured Debt			05/2026	1,621	474	0.2	1,521
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.75%	12/2026	5,660	5,616	0.7	5,619
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.74%	12/2026	679	667	0.1	667
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.74%	12/2026	1,263	1,253	0.2	1,253

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.73%	12/2026	123	121	0.0	122
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.84%	08/2027	5,000	4,939	0.6	4,887
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.84%	08/2027	712	702	0.1	694
CC Amulet Management, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	12.11%	08/2027	291	279	0.0	300
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 475 (100 Floor)	13.25%	12/2025	829	814	0.1	829
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.18%	12/2025	11,339	11,278	1.5	11,339
ConvenientMD	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.49%	06/2029	4,771	4,706	0.6	4,658
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2029	—	(10)	-	(16)
ConvenientMD	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.48%	06/2029	908	895	0.1	887
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.19%	11/2027	11,507	11,381	1.5	11,507
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.19%	11/2027	403	398	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.09%	11/2027	980	968	0.1	980
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.19%	11/2027	2,100	2,100	0.3	2,100
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.34%	06/2029	13,515	13,003	1.8	13,177
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	10.46%	07/2028	19,450	19,340	2.5	18,478
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.71%	04/2026	6,070	6,081	0.8	6,051
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	—	(0.0)	(2)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.71%	04/2026	3,562	3,569	0.5	3,551
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (including 100 PIK)	12.68%	06/2026	4,935	4,890	0.6	4,665
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 725 (100 Floor)	12.69%	06/2026	305	302	0.0	283
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.98%	09/2026	11,165	11,071	1.5	11,165
HCOS Group Intermediate III LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(10)	-	—
HCOS Group Intermediate III LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.98%	09/2026	9,214	9,125	1.2	9,214
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.33%	05/2027	4,425	4,371	0.6	4,425
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 425 (100 Floor)	13.25%	05/2027	623	609	0.1	623

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.23%	05/2027	3,310	3,259	0.4	3,310
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.25%	05/2027	1,078	1,063	0.1	1,078
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.24%	06/2030	805	805	0.1	805
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.39%	12/2026	14,679	14,513	1.9	14,551
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.39%	12/2026	2,681	2,642	0.4	2,658
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.40%	12/2026	545	525	0.1	531
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.40%	12/2026	2,729	2,688	0.4	2,705
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.69%	12/2026	389	382	0.1	385
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.95%	06/2026	3,002	3,002	0.4	3,002
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.95%	06/2026	360	360	0.0	360
Integrated Pain Management Medical Group, Inc. (5)	Unitranche First Lien Revolver			06/2026	—	—	—	—
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.95%	06/2026	825	825	0.1	825
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1400 PIK	14.00%	06/2031	7,126	6,949	0.9	6,948
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(70)	0.0	(70)
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.58%	06/2030	17,155	16,815	2.2	16,812
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.33%	10/2027	5,933	5,858	0.8	5,958
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 625 (100 Floor) (including 50 PIK)	11.83%	03/2028	1,153	1,148	0.1	1,044
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor) (including 50 PIK)	11.82%	03/2028	470	468	0.1	426
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor) (including 50 PIK)	11.85%	03/2028	2,253	2,245	0.3	2,041
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.23%	10/2027	5,564	5,497	0.7	5,447
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.21%	10/2027	921	906	0.1	895
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.69%	02/2026	9,575	9,519	1.3	9,575
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2026	—	(6)	(0.0)	—
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.69%	02/2026	1,734	1,728	0.2	1,734

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.73%	02/2026	2,176	2,157	0.3	2,176
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.69%	02/2026	965	965	0.1	965
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	—	(20)	(0.0)	43
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	—	(24)	(0.0)	26
MB2 Dental (5)	Unitranche First Lien Revolver	P + 500 (75 Floor)	13.50%	02/2031	94	90	(0.0)	94
MB2 Dental	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.33%	02/2031	6,145	6,085	0.8	6,268
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.73%	12/2026	3,657	3,630	0.5	3,575
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.74%	12/2026	460	455	0.1	444
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.73%	12/2026	147	146	0.0	144
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.73%	12/2026	2,751	2,729	0.4	2,690
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.73%	12/2026	97	97	0.0	95
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.43%	06/2027	4,433	4,377	0.6	4,409
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.43%	06/2027	5,502	5,429	0.7	5,473
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.43%	06/2027	880	865	0.1	874
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 700 (100 Floor) (including 75 PIK)	12.43%	09/2025	857	856	0.1	843
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	12.42%	09/2025	6,694	6,694	0.9	6,580
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	12.43%	09/2025	879	869	0.1	864
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	12.43%	09/2025	297	297	0.0	292
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	12.43%	09/2025	248	248	0.0	243
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.71%	01/2028	2,856	2,812	0.4	2,856
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(14)	(0.0)	—
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.73%	01/2028	11,894	11,722	1.6	11,894
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.71%	01/2028	363	356	0.0	363
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			01/2028	—	(40)	(0.0)	—
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	3,633	3,566	0.5	3,637

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	11.58%	05/2029	108	104	0.0	99
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	11.09%	05/2029	454	443	0.1	428
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.08%	05/2029	7,170	7,061	0.9	6,942
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.59%	08/2028	9,286	9,168	1.2	9,193
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.59%	08/2028	5,038	5,029	0.8	4,987
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(24)	(0.0)	(24)
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2028	—	(20)	(0.0)	(41)
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.44%	09/2027	10,211	10,087	1.3	10,007
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.44%	09/2027	1,591	1,579	0.2	1,559
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.44%	04/2030	2,111	2,070	0.3	2,027
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.79%	05/2027	5,231	5,193	0.7	5,195
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.79%	05/2027	152	145	0.0	147
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.94%	06/2025	255	253	0.0	241
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.98%	06/2025	4,043	4,027	0.5	3,948
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(11)	—	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.95%	12/2027	9,607	9,495	1.3	9,799
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.88%	12/2027	4,749	4,667	0.6	4,844
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(8)	—	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(16)	(0.0)	(109)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	11.33%	12/2028	793	793	0.1	750
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	11.35%	12/2028	15,469	15,359	1.9	14,618
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.46%	07/2025	4,624	4,595	0.6	4,624
SolutionReach, Inc. (5)	Senior Secured First Lien Revolver			07/2025	—	—	—	—
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.31%	07/2029	3,693	3,617	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	9.90%	07/2029	3,750	3,491	0.5	3,750

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	11.31%	07/2029	1,936	1,895	0.3	1,938
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	11.33%	07/2029	3,093	2,842	0.4	3,093
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.93%	05/2029	6,237	6,182	0.9	6,237
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(5)	—	—
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.93%	05/2029	359	349	—	359
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	—	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.83%	06/2030	2,600	2,600	0	2,600
Technology Partners, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.43%	11/2027	4,551	4,488	0.6	4,539
Technology Partners, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(12)	(0.0)	(2)
Technology Partners, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2027	—	(17)	(0.0)	(3)
TTF Holdings, LLC (Soliant)	Senior Secured First Lien Term Loan	S + 400 (75 Floor)	9.46%	03/2028	2,326	2,326	0.3	2,323
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.48%	09/2025	2,962	2,944	0.4	2,962
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.48%	09/2025	567	559	0.1	567
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.46%	09/2025	5,157	5,132	0.7	5,157
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.48%	09/2025	4,959	4,955	0.7	4,959
					433,487	426,702	56.7	428,294
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	13.16%	03/2026	3,007	2,990	0.4	2,885
Lash Opco LLC (5)	Unitranche First Lien Revolver	S + 775 (100 Floor) (including 510 PIK)	13.17%	09/2025	374	372	0.0	359
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	13.16%	03/2026	3,066	3,045	0.4	2,942
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	13.16%	03/2026	995	989	0.1	955
					7,442	7,396	0.9	7,141
Insurance
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(31)	-	(31)
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(5)	-	(5)
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.33%	04/2030	2,200	2,179	0.3	2,179
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.73%	04/2028	8,084	8,031	1.1	8,084
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(4)	(0.0)	—

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.73%	04/2028	1,418	1,406	0.2	1,418
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.73%	04/2028	1,732	1,714	0.2	1,732
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	12.23%	04/2028	248	244	0.0	248
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.68%	09/2028	14,471	14,325	1.9	14,362
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.69%	09/2028	148	137	0.0	134
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(6)	0.0	(9)
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.66%	09/2028	88	87	0.0	86
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.25%	08/2025	4,890	4,841	0.7	4,890
Integrity Marketing Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 580 (100 Floor)	11.25%	08/2025	2,957	2,926	0.4	2,957
Integrity Marketing Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			08/2025	—	(10)	—	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 580 (100 Floor)	11.25%	08/2025	12,428	12,320	1.7	12,428
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	S + 1225 PIK (100 Floor)	17.60%		651	657	0.1	651
Integro Parent, Inc. (11)	Senior Secured Second Lien Term Loan	S + 1225 PIK (100 Floor)	17.56%		4,910	4,101	0.6	4,531
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 200 PIK)	13.48%	08/2026	5,198	4,925	0.6	4,693
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(18)	(0.0)	(42)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(19)	(0.0)	(44)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.95%	10/2028	9,135	9,052	1.2	9,135
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(8)	(0.0)	—
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.23%	10/2028	2,805	2,786	0.4	2,805
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.05%	10/2028	306	293	0.0	306
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.19%	12/2026	3,476	3,440	0.5	3,476
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.19%	12/2026	983	973	0.1	983
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	12/2025	121	119	0.0	121
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.09%	12/2026	1,032	1,020	0.1	1,032
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.19%	12/2026	1,734	1,717	0.2	1,734

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	12/2025	51	50	0.0	51
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.94%	12/2026	4,095	4,074	0.5	4,095
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.18%	12/2025	40	39	0.0	40
Tricor Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.44%	10/2026	3,183	3,147	0.4	3,183
Tricor Borrower, LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	10.45%	10/2026	213	210	(0.0)	213
Tricor Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.48%	10/2026	1,196	1,182	0.2	1,196
Vantage Insurance Partners, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(22)	(0.0)	—
Vantage Insurance Partners, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	11.23%	12/2028	78	70	0.0	78
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.08%	12/2028	4,613	4,569	0.6	4,613
					92,484	90,511	12.0	91,323
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,386	992	0.1	658
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,551	—	—	—
A&A Global Imports, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.92%	06/2026	332	332	0.0	332
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.43%	06/2026	3,200	3,188	0.4	2,995
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.43%	06/2026	499	498	0.1	467
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	S + 700 (100 Floor)	12.44%	06/2026	623	620	0.1	569
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.43%	06/2026	242	242	0.0	227
Action Signature Acquisition, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.43%	06/2026	829	826	0.1	776
Advanced Web Technologies	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.49%	12/2026	1,981	1,961	0.3	1,952
Advanced Web Technologies (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.49%	12/2026	80	76	0.0	75
Advanced Web Technologies	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.49%	12/2026	779	771	0.1	768
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.07%	11/2030	9,881	9,699	1.3	9,709
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(30)	0.0	(29)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.55%	12/2029	4,279	4,238	0.6	4,279

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	—	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	—	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(6)	—	—
					25,662	23,403	3.1	22,778
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	12/2027	7,227	7,140	1.0	7,215
Alcanza Clinical Research	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.48%	12/2027	125	124	0.0	125
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 PIK (75 Floor)	11.93%	12/2028	13,790	13,594	1.5	11,436
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 650 PIK (75 Floor)	11.95%	12/2028	739	729	0.1	613
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	13.46%	12/2029	14,700	14,437	1.9	14,039
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.65%	09/2026	2,174	2,145	0.3	2,174
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.68%	09/2026	693	678	0.1	693
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.68%	09/2026	1,200	1,189	0.2	1,200
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.51%	12/2029	3,358	3,281	0.5	3,425
WCT Group Holdings, LLC (5)	Unitranche First Lien Revolver	S + 625 (75 Floor)	11.60%	12/2029	114	104	0.0	114
					44,120	43,421	5.6	41,034
Retailing
MeriCal, LLC	Unitranche First Lien Term Loan	S + 775 PIK (100 floor)	13.34%	11/2024	7,964	7,964	0.6	4,646
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2025	—	(1)	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.67%	06/2025	13,948	13,961	1.9	13,948
					21,912	21,924	2.5	18,594
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,608	6,570	0.7	5,557
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	27,025	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	15,044	—	—	—
OEM Group, LLC (5)(7)(9)	Senior Secured Second Lien Term Loan			09/2025	12,993	—	—	—
					63,670	6,570	0.7	5,557

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.36%	06/2028	2,449	2,430	0.3	2,449
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	10.33%	06/2028	900	883	0.1	900
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.36%	06/2028	6,681	6,582	0.9	6,681
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			01/2025	—	—	(0.0)	(3)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.60%	01/2025	6,119	6,114	0.8	6,088
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	11/2027	1,351	1,330	0.2	1,351
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(2)	(0.0)	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	11/2027	967	952	0.1	967
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	11/2027	3,363	3,310	0.4	3,363
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	11/2027	536	527	0.1	536
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.94%	07/2027	5,495	5,433	0.7	5,462
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.94%	07/2027	1,769	1,752	0.2	1,758
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(8)	(0.0)	(5)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.50%	07/2027	15,446	15,262	2.1	15,446
Banker's Toolbox, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.50%	07/2027	2,877	2,861	0.4	2,877
Banker's Toolbox, Inc. (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.62%	07/2027	926	901	0	926
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.44%	06/2026	4,743	4,706	0.6	4,743
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(5)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.69%	10/2024	1,363	1,363	0.2	1,336
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.69%	10/2024	290	289	0.0	284
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.69%	10/2024	137	137	0.0	134
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.68%	10/2024	93	92	0.0	91
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(23)	0.0	(46)
C-4 Analytics (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	13.00%	05/2030	925	907	0.1	907
C-4 Analytics	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.83%	05/2030	18,500	18,317	2.4	18,319
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.60%	03/2026	2,432	2,421	0.3	2,432

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Claritas, LLC (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.60%	03/2026	390	381	0.1	390
Claritas, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.58%	03/2026	10,362	10,292	1.4	10,362
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.58%	12/2028	9,426	9,334	1.3	9,426
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.57%	12/2028	275	270	—	275
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.08%	01/2029	7,114	7,050	0.9	7,114
DataVail (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2029	—	(21)	(0.0)	—
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.06%	01/2029	367	362	0.0	367
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.06%	01/2029	80	77	0.0	80
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 600 (75 Floor)	11.33%	09/2030	13,433	13,115	1.8	13,701
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(33)	—	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.69%	11/2028	12,959	12,781	1.7	12,959
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(14)	—	—
List Partners, Inc. (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor) (including 50 PIK)	11.44%	06/2025	315	314	0.0	310
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 600 (100 Floor) (including 50 PIK)	11.43%	06/2025	3,605	3,614	0.5	3,567
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.93%	02/2026	17,946	17,841	2.4	17,767
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	—	(7)	(0.0)	(41)
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.93%	02/2026	1,289	1,281	0.2	1,276
MRI Software LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.08%	02/2027	278	265	(0.0)	274
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.73%	10/2026	3,010	2,985	0.4	2,971
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.72%	10/2026	182	180	(0.0)	179
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.73%	10/2026	1,933	1,916	0.3	1,908
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.73%	10/2026	6,410	6,364	0.8	6,327
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.72%	10/2026	389	383	(0.1)	382
NMN Holdings III Corp.	Senior Secured Second Lien Delayed Draw Term Loan	S + 775	13.21%	11/2026	1,667	1,648	0.2	1,667
NMN Holdings III Corp.	Senior Secured Second Lien Term Loan	S + 775	13.21%	11/2026	7,222	7,143	1.0	7,222

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(28)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.94%	10/2027	9,426	9,311	1.4	9,426
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.98%	08/2025	1,083	1,081	0.1	1,020
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.98%	08/2025	500	499	0.1	471
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.98%	08/2025	3,133	3,122	0.4	2,952
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.98%	08/2025	543	537	0.1	512
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.98%	08/2025	443	440	0.1	417
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,063	1,063	0.1	987
Perforce Software, Inc. (12)	Senior Secured Second Lien Term Loan	S + 800	13.44%	07/2027	5,000	5,000	0.8	4,975
Right Networks, LLC (5)	Unitranche First Lien Revolver			05/2026	—	—	—	—
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.44%	05/2026	9,281	9,238	1.2	9,281
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.44%	05/2026	8,098	8,027	1.1	8,098
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.44%	05/2026	2,065	2,047	0.3	2,065
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor) (including 425 PIK)	11.91%	12/2026	307	307	0.0	290
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor) (including 425 PIK)	11.93%	12/2026	2,541	2,522	0.3	2,402
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	09/2026	19,929	19,655	2.6	19,929
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.96%	09/2026	2,428	2,394	0.3	2,428
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.98%	09/2026	1,694	1,676	0.2	1,694
Smartronix, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.33%	11/2028	23,507	23,146	3.1	23,507
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(42)	—	—
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.08%	04/2028	2,377	2,361	0.3	2,377
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(14)	(0.0)	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.08%	04/2028	8,771	8,650	1.2	8,771
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.82%	05/2028	528	524	0	528
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.98%	05/2028	5,194	5,121	0.7	5,194
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.98%	05/2028	2,382	2,382	0.3	2,382

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.98%	09/2027	3,058	2,967	0.4	3,058
TMA Buyer, LLC (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.93%	09/2027	115	104	—	115
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.94%	09/2027	364	353	0.0	364
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 450	9.93%	12/2024	4,971	4,969	0.7	4,381
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450	9.93%	12/2024	1,235	1,235	0.1	1,089
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	S + 450	9.92%	12/2024	695	694	0.1	606
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.94%	12/2025	619	616	0.1	619
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.94%	12/2025	1,014	1,008	0.1	1,014
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.94%	12/2025	651	647	0.1	651
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.94%	12/2025	1,882	1,876	0.3	1,882
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.94%	12/2025	1,501	1,491	0.2	1,501
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.94%	12/2025	1,119	1,108	0.1	1,119
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.94%	12/2025	196	195	0.0	196
					303,727	300,334	40.1	301,780
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 650 (100 Floor)	12.00%	12/2026	3,607	3,509	0.5	3,604
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 150 PIK)	13.57%	08/2025	5,718	5,718	0.5	3,964
Gener8, LLC (5)	Senior Secured First Lien Revolver	S + 800 (100 Floor) (including 150 PIK)	13.60%	08/2025	1,215	1,215	0.1	750
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 150 PIK)	13.60%	08/2025	246	246	0.0	171
					10,786	10,688	1.1	8,489
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.20%	08/2026	2,313	2,313	0.3	2,307
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 675 (100 Floor)	12.20%	08/2026	438	438	0.1	436
					2,751	2,751	0.4	2,743
Total Debt Investments United States					1,487,470	1,360,395	180.1%	1,351,859

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	705
Sun Acquirer Corp.	Common Stock				428	43	0.0	49
						658	0.1	754

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.5	3,531
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	862
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	120
ASP MCS Acquisition Corp. (6)	Common Stock				792	-	0.0	36
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	792	0.1	857
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,731
Iris Buyer, LLC	Common Stock				577	577	0.1	611
Iris Buyer, LLC	Common Stock				576,923	-	0.0	85
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.2	1,508
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	273
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.4	3,252
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						8,283	1.6	12,869
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.1	897
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	661
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	540
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,804,502	1,791	0.2	1,521
Legalshield	Common Stock				372	372	0.1	762
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	965
Mario Purchaser, LLC	Common Stock				1,027	118	0.0	111
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	320
smarTours, LLC (6)	Common Stock				2,403	1,682	—	—
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,178
Wrench Group LLC	Common Stock				2,337	235	0.1	584
Wrench Group LLC	Common Stock				655	66	0.0	164
						8,791	1.0	7,703

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	344
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	—	—
First Eagle Logan JV, LLC (2)(5)(7)(11)(13)(14)	Partnership Interest					41,733	4.5	33,889
Freeport Financial SBIC Fund LP (5)(11)(13)(14)	Partnership Interest					1,312	0.2	1,365
GACP II LP (2)(6)(11)(13)(14)	Partnership Interest					1,145	0.1	699
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	33
WhiteHawk III Onshore Fund L.P. (2)(5)(6)(11)(13)(14)	Partnership Interest					7,632	1.1	8,392
						52,233	5.9	44,722
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				2,956	—	—	—
Loadmaster Derrick & Equipment, Inc. (7)	Common Stock				12,131	—	—	—
						—	—	—
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,884	—	—	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	1,027
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.8	5,211
Bayside Opco, LLC (6)	Common Stock				1,976	—	—	—
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	2,298
Hospice Care Buyer, Inc.	Common Stock				13,895	1,398	0.2	1,385
Hospice Care Buyer, Inc.	Common Stock				844	75	0.0	75
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.3	2,199
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,192	1,192	0.2	1,496
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				16,417	46	0.0	-
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,300
Smile Doctors LLC	Common Stock				227	714	0.1	626
						11,792	2.3	16,617
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1	385
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	1,103
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,299
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.5	3,787
Materials
A&A Global Imports, LLC	Common Stock				69	—	—	—

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.2	1,156
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	532
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	259
WCT Group Holdings, LLC	Common Stock				118	1,177	0.2	1,193
						3,133	0.5	3,140
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0	-
MeriCal, LLC	Common Stock				5,334	-	0.0	-
Palmetto Moon LLC	Common Stock				61	-	0.0	156
Slickdeals Holdings, LLC (6)	Common Stock				99	891	0.1	1,007
Vivid Seats Ltd. (6)(11)	Common Stock				608,109	608	0.1	1,061
						1,602	0.2	2,224
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	—	—
Software & Services
Certify, Inc.	Common Stock				841	246	0.0	150
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	755
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	1,894
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,288
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	410
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	406
						4,006	0.8	4,903
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	-	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						$92,992	13.1%	$97,973
Total United States						$1,453,387	193.2%	$1,449,832

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Canada
Debt Investments
Software & Services
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.81%	07/2027	1,592	1,580	0.2	1,592
PDFTron Systems Inc. (4)(5)(11)	Senior Secured First Lien Revolver			07/2026	-	(2)	0.0	-
PDFTron Systems Inc. (11)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.83%	07/2027	516	512	0.1	516
PDFTron Systems Inc. (11)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.81%	07/2027	4,888	4,850	0.6	4,888
					6,996	6,940	0.9	6,996
Telecommunication Services
Sandvine Corporation (8)(9)(11)	Senior Secured First Lien Term Loan			06/2027	736	247	—	247
Total Debt Investments Canada						$7,187	0.9%	$7,243
Equity Investments
Telecommunication Services
Sandvine Corporation	Common Stock				81,818	—	—	—
Total Canada						$7,187	0.9%	$7,243

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	11.78%	12/2025	£6,128	7,627	1.0%	7,746
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	11.78%	12/2025	£828	1,004	0.1	1,047
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.69%	06/2028	£1,416	1,957	0.2	1,790
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.70%	06/2028	£392	523	0.1	495
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£11,000	13,348	1.8	13,905
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.69%	06/2028	£2,135	2,638	0.4	2,698
					21,899	27,097	3.6	27,681
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.50%	03/2028	£4,352	4,283	0.6	4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.50%	03/2028	£9,939	9,790	1.3	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.50%	03/2028	£4,953	4,869	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£-	(57)	—	—
					19,244	18,885	2.6	19,244
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	11.56%	10/2030	£4,339	5,205	0.7	5,485
APC Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	11.57%	10/2030	£1,244	1,490	0.2	1,572
					5,583	6,695	0.9	7,057

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 575	10.97%	08/2028	£254	323	0.0	322
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.97%	08/2028	£13,234	17,845	2.2	16,728
					13,488	18,168	2.2	17,050
Total Debt Investments United Kingdom						$70,845	9.3%	$71,032
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Preferred Stock				1,503,839	894	0.3	1,882
VetStrategy (11)	Common Stock				26,595	30	—	—
Total Equity Investments United Kingdom						924	0.3%	1,882
Total United Kingdom						$71,769	9.6%	$72,914
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	10.39%	10/2030	€2,882	3,067	0.4%	3,087
Efor Holding (5)(10)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	10.40%	10/2030	€993	1,045	0.1	1,063
Total Debt Investments France						$4,112	0.5%	$4,150
Total France						$4,112	0.5%	$4,150
Netherlands
Debt Investments
Commercial & Professional Services
Pitch MidCo B.V. (4)(5)(10)(11)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€-	(21)	-	(42)
Pitch MidCo B.V. (10)(11)	Unitranche First Lien Term Loan	E + 625	9.90%	04/2031	€2,864	2,982	0.4	2,983
					2,864	2,961	0.4	2,941
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600	9.86%	07/2029	€1,840	1,861	0.3	1,970
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 625	10.05%	07/2029	€1,268	1,238	0.2	1,286
Eagle Midco B.V. (Avania) (5)(11)	Senior Secured First Lien Revolver	E + 625	10.17%	01/2029	€368	391	0.1	394
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 625	11.60%	07/2029	€3,411	3,339	0.5	3,411
					6,887	6,829	1.1	7,061
Total Debt Investments Netherlands						$9,790	1.5%	$10,002
Total Netherlands						$9,790	1.5%	$10,002

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 575	9.62%	04/2026	€9,119	10,198	1.3	9,766
Miraclon Corporation (11)	Unitranche First Lien Term Loan	S + 575	11.07%	04/2026	€3,329	3,295	0.4	3,329
					12,448	13,493	1.7	13,095
Total Debt Investments Belgium						$13,493	1.7%	$13,095
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				921	1	—	—
Miraclon Corporation (11)	Preferred Stock				81,384	91	0.0	131
						92	0.0	131
Total Equity Investments Belgium						$92	0.0%	$131
Total Belgium						$13,585	1.7%	$13,226
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.16%	03/2028	AUD 29,325	21,496	2.6	19,561
Total Debt Investments Australia						$21,496	2.6%	$19,561
Total Australia						$21,496	2.6%	$19,561
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 600	9.92%	08/2029	€8,929	8,792	1.4	9,563
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€-	(7)	—	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000	13.92%	08/2030	€2,207	2,206	0.3	2,364
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600	9.93%	08/2029	€1,505	1,584	0.2	1,612
Total Debt Investments Sweden						$12,575	1.9%	$13,539

Crescent Capital BDC, Inc. Consolidated Schedule of Investments June 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				11,583,011	1,086	0.3	1,892
Total Equity Investments Sweden						$1,086	0.3%	$1,892
Total Sweden						$13,661	2.2%	$15,431
New Zealand
Debt Investments
Software & Services
Pushpay USA, INC. (11)	Unitranche First Lien Term Loan	S + 675 (75 Floor)	12.23%	05/2030	18,432	17,936	2.4	18,430
Pushpay USA, INC. (4)(5)(11)	Unitranche First Lien Revolver			05/2030	—	(35)	—	(14)
Total Debt Investments New Zealand						$17,901	2.4%	$18,416
Total Investments						$1,612,888	214.6%	$1,610,775

Cash Equivalents
Goldman Sachs Financial Square Government Fund						$4,413	0.6	$4,413
Cash Equivalents Total						$4,413	0.6%	$4,413
Investments and Cash Equivalents Total						$1,617,301	215.2%	$1,615,188

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“SN”) and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over SOFR or Prime and the current interest rate in effect at June 30, 2024. As of June 30, 2024, the reference rates for the Company's variable rate loans are listed in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $752,440 as of June 30, 2024

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	8.50%	-	-	-	-
SOFR (“S”)	-	5.34%	5.32%	5.25%	5.04%
EURIBOR (“E”)	-	3.63%	3.71%	3.68%	3.58%
SONIA (“SN”)	5.20%	-	-	-	-
BBSY ("B")	-	-	4.50%	-	-
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
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 8 “Commitments, Contingencies and Indemnifications”.
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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of June 30, 2024.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 15.6% as of June 30, 2024.
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
(14)
Investment is not redeemable.

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	$200
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$972
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	$1,335
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	$24
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	$218
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	$(42)
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	$16
Total Foreign Currency Exchange Contracts				$2,723

AUD Australian Dollar ("AUD") EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 8 “Commitments, Contingencies and Indemnifications”.
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

June 30, 2024 (Unaudited)

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024, we had fifteen investments across eight portfolio companies on non-accrual status, which represented 1.6% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2024 and December 31, 2023.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2024 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three and six months ended June 30, 2024, the Company incurred administrative services expenses of $340 and $683, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred administrative services expenses of $361 and $788, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $421 and $493, respectively, was payable to the Administrator which is included in the accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three and six months ended June 30, 2024, the Company incurred management fees of $5,034 and $10,014, of which $33 and $71, respectively, were waived. For the three and six months ended June 30, 2023, the Company incurred management fees of $5,010 and $9,468, of which $50 and $96, respectively, were waived. As of June 30, 2024 and December 31, 2023, management fees of $5,001 and $5,026, respectively, were unpaid.

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

For the three and six months ended June 30, 2024, the Company incurred income incentive fees of $4,603 and $9,541, of which $0 and $36, respectively, were waived. For the three and six months ended June 30, 2023, the Company incurred income incentive fees of $4,349 and $8,041, of which $71 and $159, respectively, were waived. As of June 30, 2024 and December 31, 2023, income incentive fees of $4,603 and $4,770, respectively, were unpaid.

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

For the three and six months ended June 30, 2024 and 2023, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of June 30, 2024 and December 31, 2023, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of June 30, 2024 and December 31, 2023, Crescent, its employees and certain officers and directors of the Company owned 2.72% and 2.65%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of June 30, 2024 and December 31, 2023, Sun Life owned 4.97% of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes and a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, both described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$631	$—	$—	$648	$15,431	$767
ASP MCS Acquisition	799	347	(1)	—	108	1,253	19
Bayside Opco, LLC	6,704	189	(13)	—	695	7,575	386
GACP II, LP	3,927	—	(2,855)	—	(373)	699	—
Isagenix International, LLC	2,546	147	—	—	(36)	2,657	186
Slickdeals Holdings, LLC	15,192	55	(74)	—	(218)	14,955	888
smarTours, LLC	—	23	—	—	(23)	—	70
Vivid Seats Ltd.	1,021	—	—	—	40	1,061	—
WhiteHawk III Onshore Fund L.P.	8,278	—	(240)	—	354	8,392	287
Total Non-Controlled Affiliates	$52,619	$1,392	$(3,183)	$—	$1,195	$52,023	$2,603

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,394	$(46)	$—	$752	$14,217	$551
ASP MCS Acquisition	826	110	(1)	—	26	961	16
GACP II, LP	4,889	—	(193)	—	(46)	4,650	474
Isagenix International, LLC	—	2,509	—	—	(10)	2,499	27
Slickdeals Holdings, LLC	15,433	40	(74)	—	(43)	15,356	979
smarTours, LLC	—	4,382	—	—	(48)	4,334	83
Vivid Seats Ltd.	944	—	—	—	37	981	—
WhiteHawk III Onshore Fund L.P.	8,871	848	—	—	(84)	9,635	705
Total Non-Controlled Affiliates	$43,080	$15,531	$(314)	$—	$539	$58,836	$2,915

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

The Company’s investments in controlled affiliates for the six months ended June 30, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$974	$(34)	$—	$(1,429)	$9,886	$297
First Eagle Logan JV, LLC(1)	39,004	—	(2,240)	—	(2,875)	33,889	5,280
Loadmaster Derrick & Equipment, Inc.	6,287	—	—	—	1,713	8,000	318
OEM Group, LLC	8,253	1	(1,437)	—	(1,260)	5,557	1
Total Controlled Affiliates	$63,919	$975	$(3,711)	$—	$(3,851)	$57,332	$5,896

The Company’s investments in controlled affiliates for the six months ended June 30, 2023 were as follows (in thousands)

	Fair Value as of December 31, 2022	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$235	$(34)	$—	$(99)	$11,477	$512
First Eagle Logan JV, LLC(1)	—	44,768	—	—	(6,620)	38,148	5,520
Loadmaster Derrick & Equipment, Inc.	—	1,807	—	—	18	1,825	—
OEM Group, LLC	—	9,024	(646)	—	731	9,109	—
Total Controlled Affiliates	$11,375	$55,834	$(680)	$—	$(5,970)	$60,559	$6,032

(1)
Together with Perspecta Trident LLC (“Perspecta”), the Company invests through First Eagle Logan JV, LLC, which holds 100% of the subordinated notes and 100% of the Class E Notes issued by LJV I MM CLO LLC, its consolidated subsidiary (together, "Logan JV"). Logan JV is not an extension of the Company’s investment operations given shared power/voting rights with Perspecta. The Company owns 80% of the voting securities of the Logan JV, but the Company does not have control over the Logan JV (other than for purposes of the 1940 Act) given the shared power/voting rights with its investing partner. Additionally, the Company’s investment strategy focuses primarily on directly originated middle market lending in senior secured first lien, second lien and equity investments, while the Logan JV focuses primarily on senior secured syndicated loans to larger issuers.
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

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$439,999	$432,906	$(7,093)	$436,249	$429,210	$(7,039)
Unitranche First Lien	1,003,730	1,005,267	1,537	976,366	973,864	(2,502)
Unitranche First Lien - Last Out	5,436	5,604	168	15,627	13,544	(2,083)
Senior Secured Second Lien	53,948	49,487	(4,461)	62,659	58,212	(4,447)
Unsecured Debt	14,681	15,633	952	3,915	4,061	146
Equity & Other	42,861	57,156	14,295	40,165	50,050	9,885
LLC/LP Equity Interests	52,233	44,722	(7,511)	57,707	53,134	(4,573)
Total investments	$1,612,888	$1,610,775	$(2,113)	$1,592,688	$1,582,075	$(10,613)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Health Care Equipment & Services	$446,793	27.7%	$409,925	25.9%
Software & Services	349,145	21.7	335,803	21.2
Commercial & Professional Services	201,709	12.5	219,937	14.0
Consumer Services	157,180	9.8	150,719	9.5
Insurance	95,110	5.9	74,421	4.7
Diversified Financials	94,330	5.9	88,169	5.6
Retailing	55,810	3.5	56,340	3.6
Pharmaceuticals, Biotechnology & Life Sciences	51,235	3.2	60,866	3.8
Automobiles & Components	37,797	2.3	38,076	2.4
Capital Goods	27,814	1.7	41,441	2.6
Materials	22,778	1.4	25,706	1.6
Consumer Durables & Apparel	19,244	1.2	19,244	1.2
Food, Beverage & Tobacco	15,742	1.0	15,562	1.0
Technology, Hardware & Equipment	8,489	0.5	9,349	0.6
Energy	8,000	0.5	11,264	0.7
Household & Personal Products	7,141	0.4	7,186	0.5
Semiconductor and Semiconductor Equipment	5,557	0.3	8,253	0.5
Transportation	3,997	0.3	3,938	0.2
Food & Staples Retailing	2,657	0.2	2,546	0.2
Telecommunication Services	247	0.0	3,330	0.2
Total investments	$1,610,775	100.0%	$1,582,075	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$1,449,832	90.1%	$1,410,306	89.0%
United Kingdom	72,914	4.5	70,797	4.5
Australia	19,561	1.2	20,079	1.3
New Zealand	18,416	1.1	19,081	1.2
Sweden	15,431	1.0	14,152	0.9
Belgium	13,226	0.8	14,759	0.9
Netherlands	10,002	0.6	18,340	1.2
Canada	7,243	0.4	10,378	0.7
France	4,150	0.3	4,183	0.3
Total investments	$1,610,775	100.0%	$1,582,075	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$432,906	$432,906
Unitranche First Lien	—	25,001	980,266	1,005,267
Unitranche First Lien – Last Out	—	—	5,604	5,604
Senior Secured Second Lien	—	14,279	35,208	49,487
Unsecured Debt	—	—	15,633	15,633
Equity & Other	—	1,181	55,975	57,156
Subtotal	$—	$40,461	$1,525,592	$1,566,053
Investments Measured at NAV (1)				44,722
Total Investments				$1,610,775

Foreign Currency Forward Contracts - Assets	—	2,765	—	2,765
Foreign Currency Forward Contracts - Liabilities	—	(42)	—	(42)

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$19,265	$409,945	$429,210
Unitranche First Lien	—	25,083	948,781	973,864
Unitranche First Lien – Last Out	—	—	13,544	13,544
Senior Secured Second Lien	—	13,305	44,907	58,212
Unsecured Debt	—	—	4,061	4,061
Equity & Other	—	1,141	48,909	50,050
Subtotal	$—	$58,794	$1,470,147	$1,528,941
Investments Measured at NAV (1)				53,134
Total Investments				$1,582,075

Foreign Currency Forward Contracts - Assets	—	5,128	—	5,128
Foreign Currency Forward Contracts - Liabilities	—	(84)	—	(84)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2024, based off of the fair value hierarchy as of June 30, 2024 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2024	$409,945	$948,781	$13,544	$44,907	$4,061	$48,909	$1,470,147
Amortized discounts/premiums	1,133	3,052	88	129	4	—	4,406
Paid in-kind interest	1,150	1,180	398	984	419	—	4,131
Net realized gain (loss)	(4,096)	(228)	(2,308)	—	—	1,678	(4,954)
Net change in unrealized appreciation (depreciation)	(1,106)	3,794	2,251	(2,053)	808	4,369	8,063
Purchases	63,953	117,719	—	—	10,341	2,710	194,723
Sales/return of capital/principal repayments/paydowns	(40,619)	(94,008)	(8,369)	(5,429)	—	(1,691)	(150,116)
Transfers in	2,546	(24)	—	—	—	—	2,522
Transfers out	—	—	—	(3,330)	—	—	(3,330)
Balance as of June 30, 2024	$432,906	$980,266	$5,604	$35,208	$15,633	$55,975	$1,525,592
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$(1,106)	$3,794	$2,251	$(2,053)	$808	$4,369	$8,063

During the six months ended June 30, 2024, the Company recorded $3,330 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $2,522 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$366,748	Discounted Cash Flows	Discount Rate	10.1%	-	37.1%	(12.0%)
	31,075	Enterprise Value	Comparable EBITDA Multiple	3.7x	-	16.6x	(8.4x)
	5,558	Discounted Cash Flows	Royalty Payment Discount Rate			21.2%
	29,525	Broker Quoted	Broker Quote			N/A
	$432,906

Unitranche First Lien	$928,862	Discounted Cash Flows	Discount Rate	9.7%	-	18.9%	(11.6%)
	4,646	Enterprise Value	Comparable Revenue Multiple			0.5x
	46,758	Broker Quoted	Broker Quote			N/A
	$980,266

Unitranche First Lien - Last Out	$5,604	Discounted Cash Flows	Discount Rate	12.4%	-	15.7%	(14.8%)
	$5,604

Senior Secured Second Lien	$23,560	Discounted Cash Flows	Discount Rate	11.5%	-	13.9%	(12.5%)
	6,673	Enterprise Value	Comparable EBITDA Multiple	3.9x	-	9.3x	(5.6x)
	4,975	Broker Quoted	Broker Quote			N/A
	$35,208

Unsecured Debt	$14,112	Discounted Cash Flows	Discount Rate	12.1%	-	14.5%	(14.1%)
	1,521	Enterprise Value	Comparable EBITDA Multiple			11.9x
	$15,633

Equity & Other	$856	Discounted Cash Flows	Discount Rate			19.4%
	55,119	Enterprise Value	Comparable EBITDA Multiple	0.5x	-	28.2x	(16.3x)
	$55,975

Total	$1,525,592

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$337,406	Discounted Cash Flows	Discount Rate	10.4%	-	19.3%	(12.0%)
	30,299	Enterprise Value	Comparable EBITDA Multiple	0.9x	-	11.3x	(6.5x)
	176	Collateral Analysis	Recovery Rate			1.3%
	8,253	Discounted Cash Flows	Royalty Payment Discount Rate			15.5%
	33,811	Broker Quoted	Broker Quote			N/A
	$409,945

Unitranche First Lien	$898,108	Discounted Cash Flows	Discount Rate	9.1%	-	18.6%	(11.8%)
	4,248	Enterprise Value	Comparable Revenue Multiple			0.6x
	46,425	Broker Quoted	Broker Quote			N/A
	$948,781

Unitranche First Lien - Last Out	$12,490	Discounted Cash Flows	Discount Rate	10.1%	-	17.4%	(12.8%)
	1,054	Collateral Analysis	Recovery Rate			20.7%
	$13,544

Senior Secured Second Lien	$32,051	Discounted Cash Flows	Discount Rate	13.2%	-	14.6%	(13.7%)
	7,878	Enterprise Value	Comparable EBITDA Multiple	3.4x	-	8.9x	(5.9x)
	4,978	Broker Quoted	Broker Quote			N/A
	$44,907

Unsecured Debt	$3,235	Discounted Cash Flows	Discount Rate	14.4%	-	18.1%	(15.9%)
	826	Enterprise Value	Comparable EBITDA Multiple			11.3x
	$4,061

Equity & Other	$435	Discounted Cash Flows	Discount Rate			18.2%
	48,474	Enterprise Value	Comparable EBITDA Multiple	1.8x	-	28.4x	(16.4x)
	$48,909

Total	$1,470,147

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

Note 6. Debt

Debt consisted of the following (in thousands):

	June 30, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500,000	$356,100	$143,900	$356,100	$500,000	$329,850	$170,150	$329,850
SMBC Corporate Revolving Facility	385,000	235,137	149,863	235,137	385,000	225,471	159,529	225,471
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Total Debt	$1,181,600	$887,837	$293,763	$887,837	$1,181,600	$851,921	$329,679	$851,921

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of June 30, 2024 and December 31, 2023, the fair value of the Series 2021A Unsecured Notes was approximately $129,531 and $128,296, respectively.
(5)
As of June 30, 2024 and December 31, 2023, the fair value of the FCRX Unsecured Notes was approximately $107,359 and $104,458.
(6)
As of June 30, 2024 and December 31, 2023, the fair value of the Series 2023A Unsecured Notes was approximately $51,590 and $51,986.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2024 and 2023 was 7.26% and 6.82% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 and 2023 was $869,295 and $810,760 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2024 and December 31, 2023, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

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

On May 31, 2024, CCAP SPV entered into the Seventh Amendment to Loan and Security Agreement. The amendment, among other things, (a) extended the last day of the reinvestment period to May 31, 2027, and the stated maturity date to May 31, 2029 and (b) reduced the spread from 2.75% to 2.45%.

The maximum commitment amount under the SPV Asset Facility is $500,000 and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) May 31, 2029 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 2.45% margin with no floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of June 30, 2024 and December 31, 2023, deferred financing costs related to the SPV Asset Facility were $5,863 and $4,614, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of June 30, 2024 and December 31, 2023, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,417 and $1,721, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on an effective yield basis. As of June 30, 2024 and December 31, 2023, deferred financing costs related to the Series 2021A Unsecured Notes were $467 and $609, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on an effective yield basis. As of June 30, 2024 and December 31, 2023, deferred financing costs related to the Series 2023A Unsecured Notes of $156 and $193 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Borrowing interest expense	$14,912	$14,280	$29,573	$25,611
Unused facility fees	396	427	823	992
Amortization of financing costs	622	566	1,139	1,039
Total interest and credit facility expenses	$15,930	$15,273	$31,535	$27,642
Weighted average outstanding balance	$879,399	$882,392	$869,295	$810,760

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

During the six months ended June 30, 2024 and 2023 the Company’s average USD notional exposure to foreign currency forward contracts was $54,998 and $99,400, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2024	Wells Fargo Bank, N.A.	$2,765	$(42)	$2,723	$—	$2,723
December 31, 2023	Wells Fargo Bank, N.A.	$5,128	$(84)	$5,044	$—	$5,044

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Net realized gain (loss) on foreign currency forward contracts	$1,776	$—	$3,223	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1,964)	(578)	(2,320)	(1,239)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(188)	$(578)	$903	$(1,239)

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024 and December 31, 2023, the Company had aggregated unfunded commitments totaling $200,388 and $175,048 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC (5)	Revolver	—	$—	6/1/2026	$234
A&A Global Imports, LLC (5)	Revolver	6/1/2026	212	—	—
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	300	6/24/2028	300
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	7/24/2024	347	6/24/2024	2,530
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	553	8/2/2027	627
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	—	—	8/2/2024	912
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	8/2/2028	617	—	—
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	212	6/17/2026	652
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC (7)	Delayed Draw Term Loan	10/18/2025	1,780	10/18/2025	2,000
Advanced Diabetes Supply (5)	Revolver	12/30/2027	350	12/30/2027	350
Advanced Web Technologies (5)	Revolver	12/17/2026	262	12/17/2026	342
Affinitiv, Inc. (5)	Revolver	8/26/2024	567	8/26/2024	567
Alcanza Clinical Research (5)	Revolver	—	—	12/15/2027	125
Alera Group Inc. (7)	Delayed Draw Term Loan	—	—	3/2/2024	1,275
Alera Group Inc. (7)	Delayed Draw Term Loan	11/17/2025	2,618	11/17/2025	3,130
Alpine SG, LLC (5)	Revolver	11/5/2027	105	11/5/2027	105
Alpine X (5)	Revolver	12/27/2027	137	12/27/2027	137
Alpine X (5)	Revolver	12/27/2027	64	12/27/2027	64
American Refrigeration (5)	Delayed Draw Term Loan	7/30/2024	74	—	—
Annuity Health (5)	Revolver	2/8/2029	800	—	—
APC Bidco Limited (11)	Delayed Draw Term Loan	11/10/2027	2,084	11/10/2027	2,102
APC Bidco Limited (11)	Revolver	—	—	11/4/2030	1,229
Apps Associates LLC (5)	Revolver	7/2/2027	800	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	663	10/14/2027	700
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	11/28/2025	3,350	11/28/2025	3,350
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	669	10/22/2026	667
Auveco Holdings (5)	Revolver	5/5/2028	465	5/5/2028	540
Auveco Holdings (7)	Delayed Draw Term Loan	—	—	5/5/2024	850
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	1,671	—	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	398	8/31/2029	411
AX VI INV2 Holding AB (Voff) (10)	Delayed Draw Term Loan	—	—	8/31/2029	387
Balance Partners (5)	Delayed Draw Term Loan	4/3/2026	3,250	—	—
Balance Partners (5)	Revolver	4/3/2030	550	—	—
Bandon Fitness (Texas) Inc. (7)	Delayed Draw Term Loan	—	—	7/27/2028	727
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	159	7/27/2028	159
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	1,480	7/27/2027	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2026	634	5/31/2026	634
BCDI Rodeo Dental Buyer, LLC (5)	Revolver	5/14/2025	936	5/14/2025	1,583
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	13	10/5/2024	76
Benesys Inc. (5)	Revolver	10/5/2024	7	10/5/2024	82
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2026	4,650	—	—
C-4 Analytics (5)	Revolver	5/14/2030	925	—	—
CC Amulet Management, LLC (5)	Revolver	8/31/2027	55	8/31/2027	119
CC Amulet Management, LLC (7)	Delayed Draw Term Loan	8/31/2027	630	8/31/2027	722
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,145	12/9/2025	1,974
Claritas, LLC (5)	Revolver	3/31/2026	1,560	3/31/2026	780
Concord III, LLC (5)	Revolver	12/20/2028	275	12/20/2028	550
ConvenientMD (5)	Revolver	6/15/2027	688	6/15/2027	138
CRA MSO, LLC (5)	Revolver	—	—	12/17/2024	92
DataVail (7)	Delayed Draw Term Loan	7/3/2025	2,300	—	—
DataVail (5)	Revolver	1/4/2029	183	—	—
DataVail (5)	Revolver	1/19/2029	220	—	—
Duraserv LLC (5)	Delayed Draw Term Loan	6/10/2026	1,786	—	—
Duraserv LLC (5)	Revolver	6/10/2030	893	—	—
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,638	7/5/2029	2,720
Eagle Midco B.V. (Avania) (10)	Revolver	1/5/2029	394	1/5/2029	812
Effective School Solutions LLC (5)	Revolver	11/30/2027	1,102	11/30/2027	580
Efor Holding (9)	Delayed Draw Term Loan	10/4/2026	124	10/4/2026	135
EMS Buyer, Inc. (5)	Revolver	11/23/2027	147	11/23/2027	55
Envocore Holding, LLC (5)	Revolver	12/31/2025	1,806	12/31/2025	2,778
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Essential Services Holding Corporation (7)	Delayed Draw Term Loan	6/18/2026	1,487	—	—
Essential Services Holding Corporation (5)	Revolver	6/17/2030	929	—	—
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2026	1,013	10/30/2026	806
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
First Eagle Logan JV, LLC	Partnership Interest		9,400		9,400
Formulations Parent Corporation (5)	Revolver	11/15/2029	1,651	11/15/2029	1,651
Freeport Financial SBIC Fund LP	Partnership Interest		2,360		2,222
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	112	12/21/2027	534
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	—	—	7/1/2024	399
Galway Borrower, LLC (5)	Revolver	9/30/2027	778	9/30/2027	926
Galway Borrower, LLC (5)	Delayed Draw Term Loan	2/7/2026	1,221	—	—
Galway Borrower, LLC (5)	Revolver	9/30/2028	66	—	—
Gener8, LLC (5)	Revolver	8/14/2024	301	8/14/2024	300
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,750	5/4/2027	1,750
GH Parent Holdings Inc. (5)	Delayed Draw Term Loan	6/28/2026	1,900	—	—
Granicus, Inc. (5)	Revolver	—	—	1/29/2027	637
GrapeTree Medical Staffing, LLC (5)	Revolver	4/30/2026	600	5/29/2024	600

Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (5)	Revolver	8/1/2029	563	8/1/2029	713
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	974	8/1/2029	2,050
HCOS Group Intermediate III LLC (5)	Revolver	9/30/2026	1,150	9/30/2026	639
Hepaco, LLC (5)	Revolver	—	—	8/18/2024	916
Hercules Borrower LLC (5)	Revolver	12/15/2026	2,222	12/15/2026	2,222
Hercules Borrower LLC (7)	Delayed Draw Term Loan	—	—		788
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	1,547	11/3/2025	15
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	477	5/25/2027	367
Homecare Partners Management, LLC (7)	Delayed Draw Term Loan	6/18/2026	1,895	—	—
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	1,091	12/9/2026	1,255
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,160	6/2/2028	1,396
HS Spa Holdings Inc. (Hand & Stone) (5)	Delayed Draw Term Loan	3/12/2026	983	—	—
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	6/21/2026	718	6/21/2026	718
Infobase (5)	Revolver	6/14/2028	189	6/14/2028	991
Infobase (7)	Delayed Draw Term Loan	—	—	6/14/2024	1,850
Integrated Pain Management Medical Group, Inc. (5)	Revolver	6/17/2026	442	6/17/2026	442
Integrity Marketing Acquisition, LLC (5)	Revolver	8/27/2025	1,409	8/27/2025	1,409
Iris Buyer, LLC (5)	Revolver	10/2/2029	1,514	10/2/2029	1,514
Iris Buyer, LLC (7)	Delayed Draw Term Loan	3/29/2025	515	3/29/2025	1,294
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	3,519	—	—
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	8/31/2024	3,539	8/31/2024	3,569
JTM Foods LLC (5)	Revolver	5/14/2027	53	5/14/2027	80
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
King Mid LLC (7)	Delayed Draw Term Loan	—	—	6/17/2024	340
King Mid LLC (7)	Delayed Draw Term Loan	6/7/2026	3,600	—	—
Lash Opco LLC (5)	Revolver	9/18/2025	4	9/18/2025	91
Learn-It Systems, LLC (5)	Revolver	3/18/2025	900	3/18/2025	900
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	307	10/25/2027	614
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	1,050	2/3/2026	1,050
Lion Cashmere Bidco Limited (10)	Delayed Draw Term Loan	9/23/2024	2,953	9/23/2024	3,044
List Partners, Inc. (5)	Revolver	6/30/2025	135	5/1/2024	270
Loadmaster Derrick & Equipment, Inc. (5)	Revolver		—		225
Mann Lake Ltd. (5)	Revolver	10/4/2024	56	10/4/2024	56
Mario Purchaser, LLC (14)	Revolver	4/26/2028	975	4/26/2028	731
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	—	—	4/26/2024	2,819
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2028	4,305	—	—
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	7/1/2025	143
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2026	2,133	—	—
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2027	1,280	—	—
MB2 Dental (5)	Revolver	2/13/2031	333	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	150	7/21/2027	150
Minuteman Security Technologies, Inc. (5)	Revolver	2/1/2029	1,000	2/1/2029	1,000
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	2/2/2025	468	2/2/2025	1,209
MRI Software LLC (7)	Delayed Draw Term Loan	12/19/2025	1,223	12/19/2025	1,500
MRI Software LLC (5)	Revolver	2/10/2026	1,266	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC) (5)	Revolver	12/18/2026	250	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	320	6/15/2027	640
New Era Technology, Inc. (5)	Revolver	10/31/2026	46	10/31/2026	228
New Era Technology, Inc. (5)	Revolver	10/31/2026	97	10/31/2026	486
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
Nexant Volt MergerSub, Inc. (5)	Revolver	—	—	5/11/2027	229
Nurture Landscapes (12)	Delayed Draw Term Loan	—	—	6/3/2025	2,086
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	1	7/6/2028	150
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	345	6/14/2025	345
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	500	8/10/2027	328
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	4/29/2026	750	—	—
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,390
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	10/13/2025	4,420	—	—
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	10/14/2028	694	11/16/2025	883
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	1,520	—	—
PCS Retirement (5)	Revolver	3/1/2030	578	—	—
PDFTron Systems Inc. (5)	Revolver	7/15/2026	298	7/15/2026	149
Pinnacle Purchaser, LLC (5)	Revolver	12/28/2029	575	12/28/2029	575
Pitch MidCo B.V. (9)	Delayed Draw Term Loan	4/26/2028	1,534	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	357	5/12/2029	541
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	9/12/2025	162	5/12/2024	1,892
Point Quest Acquisition, LLC (5)	Revolver	8/12/2028	600	8/12/2028	429
Point Quest Acquisition, LLC (7)	Delayed Draw Term Loan	11/9/2024	620	—	—
SuperHero Fire Protection, LLC (5)	Revolver	9/1/2026	59	9/1/2026	65
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	228
Premier Dental Care Management, LLC (5)	Revolver	8/5/2028	2,361	8/5/2027	1,338
Premier Dental Care Management, LLC (5)	Delayed Draw Term Loan	8/5/2028	4,085	—	—
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	10/20/2025	2,111	—	—
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	584	9/22/2026	1,277
Pushpay USA, INC. (5)	Revolver	5/10/2030	1,429	5/10/2030	1,429
Pye-Barker Fire & Safety, LLC (13)	Delayed Draw Term Loan	—	—	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC (13)	Delayed Draw Term Loan	—	—	11/1/2027	873

Pye-Barker Fire & Safety, LLC (5)	Revolver	—	—	11/26/2027	1,531
Pye-Barker Fire & Safety, LLC (5)	Revolver	—	—	10/1/2024	142
Pye-Barker Fire & Safety, LLC (5)	Revolver	—	—	11/26/2026	1,811
Pye-Barker Fire & Safety, LLC (7)	Delayed Draw Term Loan	12/1/2025	703	—	—
Pye-Barker Fire & Safety, LLC (5)	Revolver	5/24/2030	2,289	—	—
Quorum Health Resources (5)	Revolver	5/26/2027	522	5/26/2027	522
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	180	10/1/2024	150
Right Networks, LLC (5)	Revolver	5/21/2026	233	5/21/2026	233
Saturn Borrower Inc (5)	Revolver	9/30/2026	121	—	—
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	536	12/20/2026	943
Seniorlink Incorporated (5)	Revolver	12/31/2027	458	12/31/2027	458
Seniorlink Incorporated (5)	Revolver	12/31/2027	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	6/30/2025	727	6/12/2024	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Vital Care Buyer, LLC (5)	Delayed Draw Term Loan	—	—	10/19/2025	2,222
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Smile Doctors LLC (7)	Delayed Draw Term Loan	—	—	2/24/2025	1
SolutionReach, Inc. (5)	Revolver	7/17/2025	467	1/17/2024	467
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	1,050
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	—	—	4/25/2024	2,425
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	—	—	1/2/2024	833
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,887	12/30/2026	1,887
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	4/25/2026	3,774	—	—
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	528	5/23/2028	1,056
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,812	9/8/2027	1,449
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	7/8/2029	25	7/8/2029	98
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	12/14/2026	6,907	12/14/2026	10,000
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	11/4/2024	840	11/4/2024	1,200
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	12/17/2026	800	—	—
Technology Partners, LLC (5)	Delayed Draw Term Loan	11/16/2027	1,037	11/16/2027	1,037
Technology Partners, LLC (7)	Revolver	11/16/2027	747	11/16/2027	747
The Hilb Group, LLC (5)	Revolver	12/2/2025	219	12/2/2025	265
The Hilb Group, LLC (5)	Revolver	12/2/2025	92	12/2/2025	111
The Hilb Group, LLC (5)	Delayed Draw Term Loan	—	—	2/10/2024	498
The Hilb Group, LLC (5)	Revolver	12/2/2025	73	12/2/2025	88
The Mulch & Soil Company, LLC (5)	Revolver	4/30/2026	1,050	4/30/2026	853
TMA Buyer, LLC (5)	Revolver	9/30/2027	269	9/30/2027	385
Transportation Insight, LLC (5)	Revolver	12/3/2024	55	12/3/2024	55
Tricor Borrower, LLC (5)	Revolver	10/22/2026	75	10/22/2026	58
TriStrux, LLC (5)	Revolver	12/15/2026	97	12/15/2026	499
TriStrux, LLC (7)	Delayed Draw Term Loan	—	—	12/15/2026	483
Unifeye Vision Partners (5)	Revolver	9/13/2025	1,133	9/13/2025	1,133
United Flow Technologies (5)	Revolver	—	—	10/29/2027	616
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	900	11/8/2029	765
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	—	—	11/8/2025	1,650
Vantage Insurance Partners, Inc. (5)	Delayed Draw Term Loan	3/20/2026	4,600	—	—
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	343	12/12/2029	320
WhiteHawk III Onshore Fund L.P.	Partnership Interest		2,363	7/5/2024	2,123
Total			$200,388		$175,048

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2024 and December 31, 2023.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09
August 3, 2023	September 29, 2023	October 16, 2023	Regular	$0.41
August 3, 2023	August 31, 2023	September 15, 2023	Supplemental	$0.08
May 4, 2023	June 30, 2023	July 17, 2023	Regular	$0.41
February 16, 2023	March 31, 2023	April 17, 2023	Regular	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	Regular	$0.41

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At June 30, 2024 and December 31, 2023, Crescent, Sun Life and other related parties owned 7.69% and 7.25%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2024 and December 31, 2023, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Net increase (decrease) in net assets resulting from operations	$20,385	$22,580	$48,390	$30,357
Weighted average common shares outstanding	37,061,547	37,061,547	37,061,547	34,776,074
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.55	$0.61	$1.31	$0.87

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of June 30, 2024	As of December 31, 2023
Tax Cost		$1,855,890	$1,639,709
Gross Unrealized Appreciation		$6,567	$374
Gross Unrealized Depreciation		(54,578)	(57,314)
	Net Unrealized Investment Appreciation (Depreciation)	$(48,011)	$(56,940)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$-	$-	$-	$-
Excise tax (benefit) provision	433	340	800	541
(Benefit) provision for income and excise taxes	$433	$340	$800	$541

As of June 30, 2024 and December 31, 2023, $808 and $1,296 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Benefit (provision) for taxes on realized gain on investments	$-	$-	$-	$252
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	181	595	520	555
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$181	$595	$520	$807

As of June 30, 2024 and December 31, 2023, $939 and $114, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of June 30, 2024 and December 31, 2023, $883 and $578, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the six months ended June 30,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$20.04	$19.83
Net investment income after tax	1.21	1.09
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	0.10	(0.22)
Net increase (decrease) in net assets resulting from operations	1.31	0.87
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	-	(0.30)
Distributions declared from net investment income(2)	(1.04)	(0.82)
Effects of rounding	(0.01)	-
Total increase (decrease) in net assets	0.26	(0.25)
Net asset value, end of period	$20.30	$19.58
Shares outstanding, end of period	37,061,547	37,061,547
Market value, end of period	$18.78	15.14
Weighted average shares outstanding	37,061,547	34,776,074
Total return based on market value (3)	14.46%	25.34%
Total return based on net asset value (4)	6.49%	2.87%
Ratio/Supplemental Data:
Net assets, end of period	$752,440	$725,805
Ratio of total net expenses to average net assets(5)(6)	14.58%	14.11%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.56%	3.66%
Ratio of net investment income before taxes to average net assets(6)	12.30%	11.36%
Ratio of interest and credit facility expenses to average net assets(6)	8.47%	8.13%
Ratio of net incentive fees to average net assets(6)	2.55%	2.32%
Portfolio turnover(7)	10.81%	4.61%
Asset coverage ratio	184%	183%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.61% and 14.14% for the six months ended June 30, 2024 and 2023, respectively.

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

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase up to $20,000 of the combined company’s common stock via a share purchase program. As of June 30, 2024, Sun Life purchased approximately $12,618 of the Company's common stock via a share purchase program.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2024 and for the six months ended June 30, 2024.

On August 7, 2024, the Company's Board of Directors declared a regular third quarter cash dividend of $0.42 per share, which will be paid on October 15, 2024 to stockholders of record as of September 30, 2024. Additionally, the Company's Board declared a supplemental cash dividend of $0.09 per share which will be paid on September 16, 2024 to stockholders of record as of August 31, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$432.9	26.8%	$429.2	27.0%
Unitranche First Lien	1,005.3	62.4	973.9	61.5
Unitranche First Lien - Last Out	5.6	0.3	13.5	0.9
Senior Secured Second Lien	49.5	3.1	58.2	3.7
Unsecured Debt	15.6	1.0	4.1	0.3
Equity & Other	57.2	3.6	50.1	3.2
LLC/LP Equity Interests	44.7	2.8	53.1	3.4
Total investments	$1,610.8	100.0%	$1,582.1	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023(1)
New investments at cost:
Senior Secured First Lien	$38.0	$13.1	$64.1	$22.5
Unitranche First Lien	72.2	25.0	116.2	43.4
Unitranche First Lien - Last Out	—	—	—	—
Senior Secured Second Lien	—	—	—	—
Unsecured Debt	6.9	—	10.3	0.2
Equity & Other	2.2	—	2.6	0.2
LLC/LP Equity Interests	—	—	—	0.8
Total	$119.3	$38.1	$193.2	$67.1
Proceeds from investments sold or repaid:
Senior Secured First Lien	$11.2	$14.5	$56.8	$61.0
Unitranche First Lien	51.6	8.6	94.1	16.8
Unitranche First Lien - Last Out	7.5	—	8.4	—
Senior Secured Second Lien	3.0	4.5	5.4	4.5
Unsecured Debt	—	—	—	—
Equity & Other	—	—	1.0	—
LLC/LP Equity Interests	0.1	—	5.3	0.2
Total	$73.4	$27.6	$171.0	$82.5
Net increase (decrease) in portfolio	$45.9	$10.5	$22.2	$(15.4)

(1)
Excludes $335.0 million of assets at cost acquired in connection with the FCRD Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	12.2%	12.3%
Percentage of debt bearing a floating rate (at fair value)	96.9%	98.7%
Percentage of debt bearing a fixed rate (at fair value)	3.1%	1.3%
Number of portfolio companies	183	186
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of June 30, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,493.7	98.4%	$1,494.9	99.1%	$1,464.2	98.0%	$1,450.5	98.1%
Non-Accrual	24.1	1.6%	14.0	0.9%	30.6	2.0%	28.4	1.9%
Total	$1,517.8	100.0%	$1,508.9	100.0%	$1,494.8	100.0%	$1,478.9	100.0%

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

As of June 30, 2024, we had fifteen investments across eight portfolio companies on non-accrual status, which represented 1.6% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2024 and December 31, 2023.

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

($ in millions)	As of June 30, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	31.4	1.9%	16.2	1.0%
2	1,407.9	87.5	1,366.4	86.4
3	157.5	9.8	175.4	11.1
4	10.1	0.6	24.1	1.5
5	3.9	0.2	—	0.0
Total	1,610.8	100.0%	1,582.1	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total investment income	$48.9	$46.7	$99.3	$86.0
Total net expenses	27.2	26.1	54.3	48.0
Net investment income	$21.7	$20.6	$45.0	$38.0
Net realized gain (loss) on investments and forward contracts	(4.1)	(6.6)	(4.2)	(6.3)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	2.6	8.0	7.1	(2.1)
Net realized and unrealized gains (losses)	$(1.5)	$1.4	$2.9	$(8.4)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	0.2	0.6	0.5	0.8
Net increase (decrease) in net assets resulting from operations	$20.4	$22.6	$48.4	$30.4

Investment Income

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Interest from investments	$45.5	$43.1	$91.6	$79.0
Dividend Income	2.6	3.4	6.0	6.8
Other Income	0.8	0.2	1.7	0.2
Total investment income	$48.9	$46.7	$99.3	$86.0

Interest income, which includes amortization of upfront fees, increased from $43.1 million, for the three months ended June 30, 2023, to $45.5 million for the three months ended June 30, 2024, due to a rise in benchmark rates. Included in interest from investments for the three months ended June 30, 2024 and 2023 are $0.9 million and $0.1 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $3.4 million for the three months ended June 30, 2023 to $2.6 million for the three months ended June 30, 2024 due to lower dividend income from portfolio companies. For the three months ended June 30, 2024 and 2023, we recorded $0.8 million and $0.2 million of other income related to one-time arranger fees, respectively.

Interest income, which includes amortization of upfront fees, increased from $79.0 million, for the six months ended June 30, 2023, to $91.6 for the six months ended June 30, 2024, due to a rise in benchmark rates. Included in interest from investments for the six months ended June 30, 2024 and 2023 are $1.8 million and $0.2 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $6.8 million for the six months ended June 30, 2023 to $6.0 for the six months ended June 30, 2023 due to lower dividend income from portfolio companies. For the six months ended June 30, 2024 and 2023, we recorded $1.7 million and $0.2 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Interest and other debt financing costs	$15.9	$15.3	$31.5	$27.6
Management fees	5.0	5.0	10.0	9.5
Income based incentive fees	4.6	4.3	9.5	8.0
Professional fees	0.5	0.4	0.9	0.7
Directors’ fees	0.2	0.1	0.3	0.3
Other general and administrative expenses	0.6	0.9	1.4	1.6
Total expenses	$26.8	$26.0	$53.6	$47.7
Management fee waiver	(0.0)	(0.1)	(0.1)	(0.1)
Income based incentive fees waiver	-	(0.1)	(0.0)	(0.1)
Net expenses	$26.8	$25.8	$53.5	$47.5
Provision for income and excise taxes	0.4	0.3	0.8	0.5
Total	$27.2	$26.1	$54.3	$48.0

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended June 30, 2024 and 2023 interest and other debt financing costs were $15.9 million and $15.3 million, respectively. For the six months ended June 30, 2024 and 2023 interest and other debt financing costs were $31.5 million and $27.6 million, respectively. The increase in interest and other debt financing costs was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended June 30, 2024 and 2023, we incurred management fees of $5.0 million and $5.0 million, respectively, of which $0.0 million and $0.1 million, respectively, were waived. For the six months ended June 30, 2024 and 2023 we incurred management fees of $10.0 and $9.5 million, respectively, of which $0.1 million and $0.1 million, respectively, were waived. The increase in net management fees was driven by growing assets under management.

Incentive Fees

For the three months ended June 30, 2024 and 2023, we incurred income based incentive fees of $4.6 million and $4.3 million, of which $0 and $0.1 million, respectively, were waived. For the six months ended June 30, 2024 and 2023, we incurred income based incentive fees of $9.5 million and $8.0 million, of which $0.0 million and $0.1 million, respectively, were waived. The increase in net incentive fees was driven by higher pre-incentive fee net investment income.

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

For the three months ended June 30, 2024 and 2023, professional fees were $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2024 and 2023, professional fees were $0.9 million and $0.7 million, respectively.

For the three months ended June 30, 2024 and 2023, other general and administrative expenses were $0.6 million and $0.9 million, respectively. For the six months ended June 30, 2024 and 2023, other general and administrative expenses were $1.4 million and $1.6 million, respectively.

Income and Excise Taxes

For the three months ended June 30, 2024 and 2023, we expensed income and excise taxes of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, we expensed income and excise taxes of $0.8 million and $0.5 million, respectively, due to higher undistributed taxable income balance.

Net Investment Income

For the three months ended June 30, 2024 and 2023, net investment income was $21.7 million or $0.59 per share and $20.6 million or $0.56 per share, respectively. For the six months ended June 30, 2024 and 2023, net investment income was $45.0 million or $1.21 per share and $38.0 million or $1.09 per share, respectively.The increase in the per share net investment income was due to higher investment income earned year to date.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Realized losses on non-controlled and non-affiliated investments	$(7.0)	$(6.6)	$(10.4)	$(6.6)
Realized gains on non-controlled and non-affiliated investments	1.6	0.1	3.5	0.4
Realized losses on non-controlled and affiliated investments	—	—	—	—
Realized gains on non-controlled and affiliated investments	—	—	—	—
Realized losses on controlled investments	—	—	—	—
Realized gains on controlled investments	—	—	—	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	1.8	—	3.2	—
Realized losses on foreign currency transactions	(0.5)	(0.1)	(0.5)	(0.1)
Realized gains on foreign currency transactions	—	—	—	—
Net realized gains (losses) on investments	$(4.1)	$(6.6)	$(4.2)	$(6.3)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(9.3)	$(12.9)	$(14.6)	$(21.6)
Change in unrealized appreciation on non-controlled and non-affiliated investments	16.4	23.5	25.8	27.1
Change in unrealized depreciation on foreign currency translation	—	(0.5)	—	(1.0)
Change in unrealized appreciation on foreign currency translation	0.1	—	0.9	—
Change in unrealized depreciation on non-controlled and affiliated investments	(0.7)	(0.1)	(0.8)	(0.3)
Change in unrealized appreciation on non-controlled and affiliated investments	1.7	0.3	2.0	0.8
Change in unrealized depreciation on controlled and affiliated investments	(4.0)	(2.1)	(5.6)	(6.7)
Change in unrealized appreciation on controlled and affiliated investments	0.4	0.4	1.7	0.7
Change in unrealized depreciation on foreign currency forwards	—	—	—	—
Change in unrealized appreciation on foreign currency forwards	(2.0)	(0.6)	(2.3)	(1.2)
Net unrealized appreciation (depreciation) on investments	$2.6	$8.0	$7.1	$(2.2)
Net realized and unrealized gains (losses) on investments	$(1.5)	$1.4	$2.9	$(8.5)

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

During the six months ended June 30, 2024 and 2023, our average U.S. Dollar notional exposure, calculated quarterly, of foreign currency forward contracts were $55.0 million and $99.4 million, respectively.

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

As of June 30, 2024, we had $36.1 million in cash and cash equivalents and restricted cash and cash equivalents and $293.8 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of June 30, 2024, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of June 30, 2024, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	June 30, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500.0	$356.1	$143.9	$356.1	$500.0	$329.8	$170.2	$329.8
SMBC Corporate Revolving Facility	385.0	235.1	149.9	235.1	385.0	225.5	159.5	225.5
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Total Debt	$1,181.6	$887.8	$293.8	$887.8	$1,181.6	$851.9	$329.7	$851.9

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2024 and 2023 was 7.26% and 6.82%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 and 2023 was $869.3 million and $810.8 million, respectively. As of June 30, 2024 and December 31, 2023, the weighted average cost of debt was 6.91% and 7.02%, respectively.

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

On May 31, 2024, CCAP SPV entered into the Seventh Amendment to Loan and Security Agreement. The amendment, among other things, (a) extended the last day of the reinvestment period to May 31, 2027, and the stated maturity date to May 31, 2029 and (b) reduced the spread from 2.75% to 2.45%.

The maximum commitment amount under the SPV Asset Facility is $500.0 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) May 31, 2029 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 2.45% margin with no floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes is presented below:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Borrowing interest expense	$14.9	$14.3	$29.6	$25.6
Unused facility fees	0.4	0.4	0.8	1.0
Amortization of financing costs	0.6	0.6	1.1	1.0
Total interest and credit facility expenses	$15.9	$15.3	$31.5	$27.6
Weighted average outstanding balance	$879.4	$882.4	$869.3	$810.8

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

As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 184% and 186%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024 and December 31, 2023, we had aggregate unfunded commitments totaling $200.4 million and $175.0 million, respectively.

RECENT DEVELOPMENTS

On August 7, 2024, our Board of Directors declared a regular third quarter cash dividend of $0.42 per share, which will be paid on October 15, 2024 to stockholders of record as of September 30, 2024. Additionally, our Board declared a supplemental cash dividend of $0.09 per share which will be paid on September 16, 2024 to stockholders of record as of August 31, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

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

As of June 30, 2024, 96.9% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	15.8	5.9	9.9
Up 75 basis points	11.8	4.4	7.4
Up 50 basis points	7.9	3.0	4.9
Up 25 basis points	3.9	1.5	2.4
Down 25 basis points	(3.9)	(1.5)	(2.4)
Down 50 basis points	(7.9)	(3.0)	(4.9)
Down 75 basis points	(11.8)	(4.4)	(7.4)
Down 100 basis points	(15.8)	(5.9)	(9.9)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2024, we had £16.9 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £17.2 million, AUD $29.3, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024.

(c)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, committed to provide secondary market support and will over time purchase $20.0 million of the Company’s common stock via a share purchase program. The Sun Life purchase program, which re-commenced on June 24, 2024, purchased 137,684 shares of our common stock totaling $2.6 million during the quarter ended June 30, 2024, for total purchases of $12.6 million under the share purchase program. Purchases of our common stock pursuant to the Sun Life purchase program are subject to certain conditions as set forth in the program and are conducted in accordance with Rules 10b5- 1 and 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.11

Seventh Amendment to Loan and Security Agreement, dated May 31, 2024, by and among the Company, as the collateral manager, seller and equity holder, Crescent Capital BDC Funding, LLC, as the borrower, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 4, 2024).

10.12

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

10.16

Second Supplement to Note Purchase Agreement, dated May 8, 2023, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed on May 10, 2023).

10.17	Form of 7.54% Series 2023A Senior Note Due July 28, 2026 (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q filed on May 10, 2023).

10.18

Senior Secured Revolving Credit Agreement dated October 27, 2021, by and among the Company as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 29, 2021).

10.19

First Amendment to Senior Secured Revolving Credit Agreement dated March 4, 2022, by and among the Company as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2022).

10.20

First Omnibus Amendment to the Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement dated January 13, 2023, by and among the Company as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, arranger, and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2023).

10.21

Form of Indenture and related exhibits between FCRD and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit d.2 filed with Pre-Effective Amendment No. 1 to FCRD’s Registration Statement on Form N-2 (File No. 333-175074) filed on August 25, 2011).

10.22

Fourth Supplemental Indenture, relating to the 5.00% Notes due 2026, between FCRD and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed with FCRD’s Current Report on Form 8-K filed on May 25, 2021).

10.23	Form of 5.00% Note due 2026 (incorporated herein by reference to Exhibit 4.1 filed with FCRD’s Current Report on Form 8-K filed on May 25, 2021).

10.24

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

Crescent Capital BDC, Inc.

Date: August 12, 2024	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 12, 2024	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer