Form 10-Q
period 2024-09-30
Crescent Capital BDC, Inc.
filed 2024-11-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 12, 2024 was 37,061,547

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,485,564 and $1,469,251, respectively)	$1,492,347	$1,465,537
Non-controlled affiliated investments (cost of $48,703 and $56,084, respectively)	51,003	52,619
Controlled investments (cost of $66,748 and $67,353, respectively)	48,083	63,919
Cash and cash equivalents	17,086	7,780
Restricted cash and cash equivalents	20,751	16,690
Interest and dividend receivable	10,640	14,000
Receivable from unsettled transactions	131	251
Unrealized appreciation on foreign currency forward contracts	1,396	5,128
Deferred tax assets	503	114
Other assets	3,109	1,341

Total assets	$1,645,049	$1,627,379

Liabilities
Debt (net of deferred financing costs of $7,358 and $7,138, respectively)	$857,236	$844,783
Distributions payable	15,566	15,195
Interest and other debt financing costs payable	9,116	10,900
Management fees payable	5,089	5,026
Incentive fees payable	4,899	4,770
Deferred tax liabilities	503	578
Unrealized depreciation on foreign currency forward contracts	77	84
Accrued expenses and other liabilities	3,756	3,449
Total liabilities	896,242	884,785

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	-	-
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 shares issued and outstanding)	37	37
Paid-in capital in excess of par value	965,895	965,895
Accumulated earnings (loss)	(217,125)	(223,338)
Total net assets	748,807	742,594
Total liabilities and net assets	$1,645,049	$1,627,379
Net asset value per share	$20.20	$20.04

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$42,662	$42,578	$128,201	$118,080
Paid-in-kind interest	3,527	703	6,742	1,971
Dividend income	102	1	496	80
Other income	780	237	2,447	466
From non-controlled affiliated investments:
Interest income	713	770	2,505	2,122
Paid-in-kind interest	708	384	1,217	619
Dividend income	520	530	808	1,709
Other income	-	161	16	309
From controlled investments:
Interest income	273	148	881	468
Paid-in-kind interest	-	-	-	192
Dividend income	2,344	2,640	7,624	8,160
Other income	3	-	8	-
Total investment income	51,632	48,152	150,945	134,176

Expenses:
Interest and other debt financing costs	16,104	15,379	47,638	43,019
Management fees	5,119	5,073	15,133	14,541
Income based incentive fees	4,976	4,593	14,518	12,634
Professional fees	585	383	1,483	1,121
Directors’ fees	151	151	459	457
Other general and administrative expenses	609	618	1,914	2,099
Total expenses	27,544	26,197	81,145	73,871
Management fees waiver	(30)	(49)	(101)	(145)
Income based incentive fees waiver	(77)	(69)	(114)	(229)
Net expenses	27,437	26,079	80,930	73,497
Net investment income before taxes	24,195	22,073	70,015	60,679
Provision for income and excise taxes	655	350	1,455	890
Net investment income	23,540	21,723	68,560	59,789
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	2,095	41	(4,841)	(6,202)
Non-controlled affiliated investments	(4,828)	-	(4,828)	-
Controlled investments	6,443	-	6,443	-
Foreign currency transactions	59	(10)	(460)	(68)
Foreign currency forward contracts	-	-	3,223	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(3,773)	476	8,288	4,932
Non-controlled affiliated investments	4,571	(4,014)	5,765	(3,475)
Controlled investments	(11,378)	2,488	(15,231)	(3,482)
Foreign currency forward contracts	(1,405)	1,994	(3,725)	755
Net realized and unrealized gains (losses) on investments	(8,216)	975	(5,366)	(7,540)
Benefit (provision) for taxes on realized gain on investments	-	(120)	-	132
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(56)	43	464	598
Net increase (decrease) in net assets resulting from operations	$15,268	$22,621	$63,658	$52,979

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.41	$0.61	$1.72	$1.49
Net investment income per share (basic and diluted):	$0.64	$0.59	$1.85	$1.68
Weighted average shares outstanding (basic and diluted):	37,061,547	37,061,547	37,061,547	35,546,270

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2024	37,061,547	$37	$965,895	$(213,492)	$752,440
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	23,540	23,540
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	3,769	3,769
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(11,985)	(11,985)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	(56)	(56)
Distributions from distributable earnings	-	-	-	(18,901)	(18,901)
Total increase (decrease) for the three months ended September 30, 2024	-	$-	$-	$(3,633)	$(3,633)
Balance at September 30, 2024	37,061,547	$37	$965,895	$(217,125)	$748,807

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	68,560	68,560
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(463)	(463)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(4,903)	(4,903)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	464	464
Distributions from distributable earnings	-	-	-	(57,445)	(57,445)
Total increase (decrease) for the nine months ended September 30, 2024	-	$-	$-	$6,213	$6,213
Balance at September 30, 2024	37,061,547	$37	$965,895	$(217,125)	$748,807

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2023	37,061,547	$37	$788,299	$(62,531)	$725,805
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	21,723	21,723
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	31	31
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	944	944
Benefit (provision) for taxes on realized gain on investments	-	-	-	(120)	(120)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	43	43
Distributions from distributable earnings	-	-	-	(18,160)	(18,160)
Total increase (decrease) for the three months ended September 30, 2023	-	$-	$-	$4,461	$4,461
Balance at September 30, 2023	37,061,547	$37	$788,299	$(58,070)	$730,266

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	59,789	59,789
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(6,270)	(6,270)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(1,270)	(1,270)
Benefit (provision) for taxes on realized gain on investments	-	-	-	132	132
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	-	-	-	598	598
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	-	91,257
Deemed contribution from Adviser (Note 13)	-	-	22,040	-	22,040
Distributions from distributable earnings	-	-	-	(48,551)	(48,551)
Total increase (decrease) for the nine months ended September 30, 2023	6,174,187	$6	$113,291	$4,428	$117,725
Balance at September 30, 2023	37,061,547	$37	$788,299	$(58,070)	$730,266

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$63,658	$52,979

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(265,819)	(112,184)
Paid-in-kind interest income	(8,030)	(2,917)
Proceeds from sales of investments and principal repayments	263,211	144,627
Net realized (gain) loss on investments and foreign currency transactions	9,067	6,451
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	-	(14,981)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	1,178	2,025
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	3,725	(755)
Amortization of premium and accretion of discount, net	(6,841)	(4,987)
Amortization of deferred financing costs	1,684	1,578
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	120	(11,563)
(Increase) decrease in interest and dividend receivable	3,360	(4,483)
(Increase) decrease in deferred tax asset	(389)	(382)
(Increase) decrease in other assets	(1,768)	3,071
Increase (decrease) in management fees payable	63	968
Increase (decrease) in incentive fees payable	129	1,412
Increase (decrease) in interest and other debt financing costs payable	(1,784)	(838)
Increase (decrease) in deferred tax liability	(75)	341
Increase (decrease) in payable for investment purchased	-	(514)
Increase (decrease) in accrued expenses and other liabilities	307	(2,152)
Net cash provided by (used for) operating activities	$61,796	$57,696

Cash flows from financing activities:
Deferred financing and debt issuance costs paid	(1,904)	(3,867)
Distributions paid	(57,075)	(46,019)
Borrowings on credit facilities	239,968	385,636
Repayments on credit facilities	(229,427)	(387,750)
Issuance of unsecured debt	-	50,000
Repayment of unsecured debt	-	(50,000)
Net cash provided by (used for) financing activities	(48,438)	(52,000)
Effect of exchange rate changes on cash denominated in foreign currency	9	(8)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	13,367	5,688
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	24,470	17,067
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$37,837	$22,755

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$47,714	$43,149
Cash paid during the period for taxes	$1,262	$530
Accrued but unpaid distributions	$15,566	$15,195
Issuance of shares in connection with asset acquisition (Note 13)	-	$91,257
Deemed contribution from the Adviser (non-cash) (Note 13)	-	$22,040

(1)
As of September 30, 2024, the balance included cash and cash equivalents of $17,086 (including cash denominated in foreign currency of $2,656) and restricted cash and cash equivalents of $20,751 (including cash denominated in foreign currency of $984). As of December 31, 2023, the balance included cash and cash equivalents of $7,780 (including cash denominated in foreign currency of $1,728) and restricted cash and cash equivalents of $16,690 (including cash denominated in foreign currency of $692).
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

See accompanying notes

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.46%	05/2028	135	131	0.0	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.46%	05/2028	3,959	3,904	0.5	3,959
Continental Battery Company	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	11.75%	01/2027	7,447	7,387	0.7	5,203
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	11.75%	01/2027	2,746	2,736	0.3	1,919
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	11.11%	09/2028	8,965	8,879	1.2	9,033
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(21)	0.0	14
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.11%	09/2028	12,685	12,523	1.7	12,779
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.11%	09/2028	2,431	2,399	0.3	2,449
					38,368	37,938	4.7	35,491
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,753	6,726	0.9	6,753
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	9,146	7,053	0.2	1,194
Envocore Holding, LLC (5)(7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	972	970	0.1	972
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.96%	11/2027	5,620	5,555	0.8	5,620
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.36%	11/2027	867	862	0.1	867
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(12)	—	—
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (including 50 PIK)	10.25%	07/2028	3,333	3,291	0.4	3,275
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor) (including 50 PIK)	10.25%	07/2028	149	143	0.0	140
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (including 50 PIK)	10.75%	07/2028	250	246	0.0	246
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.85%	08/2027	889	884	0.1	889
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.70%	04/2030	172	172	0.0	172
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.70%	08/2027	250	245	0.0	250
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.20%	08/2027	1,989	1,967	0.3	1,989
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.86%	04/2030	848	848	0.1	848

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.75%	12/2026	2,710	2,667	0.3	2,019
TriStrux, LLC (5)	Senior Secured First Lien Revolver	S + 800 (100 Floor) (including 200 PIK)	12.75%	12/2026	954	938	0.1	686
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.75%	12/2026	951	936	0.1	708
					35,853	33,491	3.5	26,628
Commercial & Professional Services
American Refrigeration (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.48%	04/2029	126	126	0.0	126
American Refrigeration	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	02/2029	3,483	3,454	0.5	3,483
American Refrigeration	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.48%	04/2029	200	200	0.0	200
ASP MCS Acquisition Corp. (6)(12)	Senior Secured Second Lien Term Loan	S + 600 (100 Floor)	11.58%	10/2025	284	277	0.0	239
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.37%	10/2026	3,578	3,491	0.5	3,578
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(19)	—	—
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.86%	06/2031	124	115	0.0	106
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(8)	(0.0)	(9)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.86%	06/2031	4,821	4,774	0.6	4,772
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.20%	05/2027	12,779	12,680	1.7	12,779
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	10.20%	05/2027	264	250	0.0	264
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.20%	05/2027	6,159	6,159	0.8	6,159
Guardian Access Solutions (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.25%	08/2029	1,071	1,050	0.1	1,054
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.60%	08/2029	338	322	0.0	331
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.81%	08/2029	2,871	2,810	0.4	2,848
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.20%	12/2026	18,456	18,241	2.5	18,456
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(21)	—	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.20%	12/2026	240	237	0.0	240
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.20%	12/2026	1,432	1,422	0.2	1,432
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.70%	01/2026	3,703	3,685	0.5	3,703
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.70%	01/2026	2,784	2,771	0.4	2,784

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(3)	—	—
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.01%	06/2028	11,046	10,892	1.5	10,882
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.25%	06/2028	798	779	0.1	776
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.50%	10/2030	10,515	10,247	1.4	10,725
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.85%	10/2030	991	955	0.1	1,022
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	—	(35)	—	—
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	321	320	0.0	305
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	965	964	0.1	915
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.40%	07/2027	608	601	0.1	608
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.40%	07/2027	219	217	0.0	219
MHS Acquisition Holdings, LLC (4)(5)	Senior Secured First Lien Revolver			07/2027	—	(1)	—	—
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.73%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.78%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.60%	02/2029	4,307	4,219	0.6	4,307
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.41%	02/2029	1,938	1,918	0.3	1,938
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(20)	—	—
Minuteman Security Technologies, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	—	—	—	—
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.95%	02/2029	2,544	2,544	0.3	2,544
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	9.10%	05/2031	1,141	1,141	0.2	1,137
Pye-Barker Fire & Safety, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.10%	05/2030	327	327	0.0	319
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.10%	05/2031	26,428	26,428	3.5	26,343
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	12.50%	10/2025	120	120	0.0	118
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.86%	10/2025	2,144	2,137	0.3	2,132
Seko Global Logistics Network, LLC (9)(11)	Senior Secured First Lien Term Loan			07/2027	4,973	4,883	0.5	3,432
Seko Global Logistics Network, LLC (5)(9)(11)	Senior Secured First Lien Revolver			07/2027	992	954	0.1	584
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	5,107	5,011	0.7	5,107
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,310	0.3	2,359

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
SuperHero Fire Protection, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.00%	09/2026	5,465	5,442	0.7	5,430
SuperHero Fire Protection, LLC (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.73%	09/2026	377	374	0.0	374
					146,476	144,818	19.0	144,199
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.40%	07/2028	4,738	4,684	0.6	4,738
Bandon Fitness (Texas) Inc. (4)(5)	Unitranche First Lien Revolver			07/2028	—	(4)	—	—
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.28%	07/2028	1,747	1,728	0.2	1,747
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.32%	11/2027	7,556	7,482	1.0	7,556
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.96%	11/2027	928	912	0.1	928
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.20%	10/2026	13,502	13,362	1.8	13,358
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.20%	10/2026	599	584	0.1	581
Everlast Parent Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	11.18%	10/2026	3,318	3,262	0.4	3,238
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.50%	12/2027	5,030	4,969	0.7	5,030
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.50%	12/2027	1,689	1,680	0.2	1,689
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.50%	12/2027	1,678	1,659	0.2	1,678
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(8)	—	—
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	10.75%	12/2027	1,832	1,820	0.2	1,832
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.83%	12/2027	698	684	0.1	698
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 750 (75 Floor) (including 250 PIK)	12.40%	11/2026	3,319	3,308	0.4	3,186
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 750 (75 Floor) (including 250 PIK)	12.40%	11/2026	3,288	3,266	0.4	3,157
HGH Purchaser, Inc. (4)(5)	Unitranche First Lien Revolver			11/2026	-	(1)	(0.0)	(62)
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 750 (75 Floor) (including 250 PIK)	12.40%	11/2026	7,822	7,783	1.0	7,510
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.14%	06/2028	465	446	0.1	465
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.31%	06/2029	10,187	10,056	1.4	10,187
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,678	1,651	0.2	1,630
HS Spa Holdings Inc. (Hand & Stone) (10)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.60%	06/2029	883	868	0.1	890

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HS Spa Holdings Inc. (Hand & Stone) (4)(5)(10)	Unitranche First Lien Delayed Draw Term Loan			06/2029	—	(4)	0.0	8
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.17%	08/2026	4,682	4,632	0.6	4,705
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	12.17%	08/2026	2,074	2,049	0.3	2,085
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(3)	—	—
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	2,627	2,603	0.4	2,627
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.00%	09/2026	4,443	4,407	0.6	4,443
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	1,190	1,180	0.2	1,190
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.70%	04/2029	5,159	5,125	0.7	5,159
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	16.10%	04/2032	4,094	4,009	0.6	4,216
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.70%	04/2028	104	91	0.0	104
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.70%	04/2029	9,689	9,548	1.3	9,689
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575.3 (100 Floor)	10.70%	04/2029	476	389	0.1	476
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	(0.0)	(0.0)	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.92%	07/2025	2,994	2,991	0.4	2,955
Point Quest Acquisition, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.90%	08/2028	4,823	4,771	0.6	4,823
Point Quest Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.29%	08/2028	214	202	0.0	214
Point Quest Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.90%	08/2028	620	617	0.1	620
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	(0.0)	(6)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.10%	08/2029	3,513	3,480	0.5	3,513
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,170	1,149	0.2	1,129
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	293	282	0.0	280
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.60%	12/2028	12,877	12,686	1.7	13,014
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.60%	12/2028	2,890	2,872	0.4	2,921
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(23)	—	—
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.60%	12/2028	376	351	0.1	417

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
The Mulch & Soil Company, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.40%	04/2026	3,626	3,586	0.5	3,626
The Mulch & Soil Company, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	11.40%	04/2026	328	316	0.0	328
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.60%	11/2029	1,489	1,476	0.2	1,489
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.60%	11/2029	1,646	1,631	0.2	1,646
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Revolver			11/2029	—	(8)	—	—
Wrench Group LLC (8)	Senior Secured Second Lien Term Loan	1125	11.25%	04/2027	4,833	4,769	0.6	4,858
					147,187	145,362	19.5	146,563
Diversified Financials
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.10%	09/2028	9,829	9,691	1.4	9,865
Alera Group Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.50%	09/2028	4,900	4,830	0.7	4,918
Alera Group Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.60%	09/2028	951	899	0.1	1,013
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.59%	12/2027	1,390	1,380	0.2	1,390
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.59%	12/2027	169	167	0.0	169
Alpine X	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.59%	12/2027	896	889	0.1	896
Alpine X	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.59%	12/2027	1,470	1,459	0.2	1,470
Alpine X (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.59%	12/2027	79	79	0.0	79
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(7)	0.0	4
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Revolver			06/2031	—	(9)	—	—
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	10.29%	06/2031	7,584	7,509	1.0	7,603
iLending LLC	Senior Secured First Lien Term Loan	S + 850 (100 Floor) (including 200 PIK)	13.45%	06/2026	4,371	4,371	0.5	3,395
iLending LLC (4)(5)	Senior Secured First Lien Revolver			06/2026	—	—	(0.0)	(160)
King Mid LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.10%	12/2027	3,483	3,461	0.5	3,483
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	—	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.10%	12/2027	3,382	3,339	0.5	3,382
King Mid LLC (5)(12)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.35%	12/2027	1,435	1,435	0.2	1,435

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.81%	03/2030	179	172	0.0	179
PCS Retirement (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.81%	03/2030	123	116	0.0	123
PCS Retirement (12)	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.81%	03/2030	5,075	5,028	0.7	5,075
Pinnacle Purchaser, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.76%	12/2029	7,196	7,132	1.0	7,196
Pinnacle Purchaser, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.76%	12/2029	125	118	0.0	125
Soltis (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2030	—	(6)	(0.0)	(44)
Soltis (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	10.07%	08/2030	100	91	0.0	91
Soltis	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.07%	08/2030	1,900	1,867	0.2	1,868
					54,637	54,009	7.3	53,555
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	1,250	1,250	0.2	1,173
					1,250	1,250	0.2	1,173
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 660 (100 Floor) (including 410 PIK)	11.99%	04/2028	3,092	2,878	0.4	2,679
					3,092	2,878	0.4	2,679
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.73%	05/2027	4,886	4,840	0.7	4,886
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.68%	05/2027	747	739	0.1	747
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.00%	05/2027	664	661	0.1	664
Mann Lake Ltd. (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	11.09%	10/2024	850	850	0.1	764
Mann Lake Ltd.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	11.09%	10/2024	1,686	1,686	0.2	1,526
					8,833	8,776	1.2	8,587
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 550 (75 Floor)	10.85%	08/2028	6,852	6,742	0.9	6,626
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.85%	08/2028	1,214	1,208	0.2	1,175
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.45%	08/2028	1,315	1,297	0.2	1,272
ACI Group Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	10.45%	08/2027	332	325	0.0	308

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.35%	10/2029	3,970	3,935	0.5	3,947
Acu-Serve, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.35%	10/2029	219	210	0.0	207
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(6)	(0.0)	(4)
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.75%	12/2027	3,414	3,398	0.5	3,414
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.75%	12/2027	4,875	4,825	0.7	4,875
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	—	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(7)	—	—
Annuity Health	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.58%	02/2029	4,179	4,142	0.6	4,179
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.25%	10/2027	4,814	4,758	0.6	4,779
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.25%	10/2027	2,153	2,141	0.3	2,138
Arrow Management Acquisition, LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	10.20%	10/2027	490	483	0.1	485
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2027	—	—	(0.0)	(24)
Avalign Technologies, Inc. (4)(5)(12)	Unitranche First Lien Revolver			12/2028	—	(29)	—	—
Avalign Technologies, Inc. (12)	Unitranche First Lien Term Loan	S +725 (75 Floor) (including 362.5 PIK)	12.31%	12/2028	12,951	12,722	1.7	12,950
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.00%	05/2026	4,462	4,462	0.6	4,462
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	12.00%	05/2026	1,578	1,578	0.2	1,578
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	—	—
Bayside Opco, LLC (6)	Unsecured Debt	S + 1000 PIK (100 Floor)	14.75%	05/2026	1,753	783	0.2	1,753
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.46%	12/2026	5,648	5,613	0.7	5,601
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.04%	12/2026	1,002	993	0.1	989
BCDI Rodeo Dental Buyer, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.75%	12/2026	1,259	1,252	0.2	1,249
BCDI Rodeo Dental Buyer, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.00%	12/2026	122	121	0.0	121
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.76%	08/2027	4,988	4,932	0.7	4,988
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.75%	08/2027	456	447	0.1	456
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.86%	08/2027	920	909	0.1	920

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 475 (100 Floor)	12.75%	12/2025	237	225	0.0	237
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.80%	12/2025	11,309	11,261	1.5	11,309
ConvenientMD	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.21%	06/2029	5,651	5,585	0.8	5,621
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2029	—	(9)	(0.0)	(4)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.70%	11/2027	11,478	11,358	1.5	11,478
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.70%	11/2027	403	398	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.10%	11/2027	978	966	0.1	978
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.70%	11/2027	2,095	2,095	0.3	2,095
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.85%	06/2029	13,481	12,987	1.7	13,008
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.96%	07/2028	19,400	19,295	2.6	19,303
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.46%	04/2026	6,031	6,003	0.8	5,987
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(7)	(0.0)	(4)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.46%	04/2026	3,534	3,518	0.5	3,508
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (including 100 PIK)	12.20%	06/2026	4,935	4,894	0.6	4,750
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 725 (100 Floor) (including 100 PIK)	12.20%	06/2026	306	303	0.0	291
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.33%	05/2027	4,414	4,364	0.6	4,414
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	P + 475 (100 Floor)	12.75%	05/2027	704	690	0.1	704
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.50%	05/2027	3,302	3,251	0.4	3,302
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.25%	05/2027	1,075	1,061	0.1	1,075
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.50%	06/2030	805	805	0.1	805
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	14,643	14,501	1.9	14,594
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,674	2,635	0.4	2,666
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.99%	12/2026	591	573	0.1	586
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,722	2,681	0.4	2,713
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	388	382	0.1	387

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.98%	06/2026	2,982	2,982	0.4	2,982
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.98%	06/2026	358	358	0.0	358
Integrated Pain Management Medical Group, Inc. (5)	Unitranche First Lien Revolver			06/2026	—	—	—	—
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.98%	06/2026	820	820	0.1	820
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1400 PIK	14.00%	06/2031	7,445	7,268	1.0	7,668
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(67)	—	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.60%	06/2030	17,113	16,778	2.3	17,455
Laseraway Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	11.30%	10/2027	5,918	5,845	0.8	5,899
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 650 (100 Floor) (including 75 PIK)	11.89%	03/2028	1,153	1,149	0.1	1,053
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.89%	03/2028	469	467	0.1	428
Lighthouse Behavioral Health Solutions, LLC (5)	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.89%	03/2028	2,250	2,242	0.3	2,055
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.23%	10/2027	5,550	5,486	0.7	5,415
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.22%	10/2027	921	907	0.1	891
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.20%	02/2026	9,550	9,502	1.3	9,550
Lightspeed Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			02/2026	—	(5)	—	—
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.20%	02/2026	1,730	1,725	0.2	1,730
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.00%	02/2026	2,176	2,160	0.3	2,176
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.60%	02/2026	962	962	0.1	962
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	10.85%	02/2031	341	322	0.1	384
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	—	(23)	0.0	26
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(4)	—	—
MB2 Dental	Unitranche First Lien Term Loan	S + 600 (75 Floor)	10.85%	02/2031	6,130	6,071	0.8	6,252
Medical Review Institute of America (5)	Senior Secured First Lien Revolver	P + 400 (100 Floor)	12.00%	07/2030	16	8	0.0	8
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	10.33%	07/2030	5,700	5,643	0.8	5,645

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.00%	12/2026	3,647	3,623	0.5	3,647
Multi Specialty Healthcare (AMM LLC) (5)	Senior Secured First Lien Revolver	S + 625 (100 Floor)	11.00%	12/2026	602	598	0.1	602
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.00%	12/2026	147	146	0.0	147
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.00%	12/2026	2,744	2,724	0.4	2,744
Multi Specialty Healthcare (AMM LLC)	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.00%	12/2026	97	96	0.0	97
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.95%	06/2027	4,421	4,370	0.6	4,421
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.95%	06/2027	5,488	5,421	0.7	5,488
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.95%	06/2027	560	546	0.1	560
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 700 (100 Floor) (including 75 PIK)	11.95%	09/2025	859	859	0.1	845
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	11.95%	09/2025	6,689	6,691	0.9	6,581
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	11.95%	09/2025	878	870	0.1	864
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	11.95%	09/2025	297	297	0.0	292
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 700 (100 Floor) (including 75 PIK)	11.95%	09/2025	248	248	0.0	244
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.65%	01/2028	2,848	2,806	0.4	2,848
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(12)	—	—
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.65%	01/2028	11,864	11,699	1.6	11,864
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.65%	01/2028	362	356	0.0	362
Patriot Acquisition Topco S.A.R.L (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.68%	01/2028	1,768	1,731	0.2	1,768
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	3,764	3,701	0.5	3,847
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	10.85%	05/2029	162	158	0.0	156
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.35%	05/2029	454	443	0.1	437
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.35%	05/2029	7,151	7,046	0.9	6,997
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	10.50%	08/2028	9,262	9,148	1.2	9,171
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.50%	08/2028	5,025	5,017	0.7	4,976
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	10.10%	08/2027	189	167	0.0	166
Premier Dental Care Management, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	10.50%	08/2028	707	688	0.1	667

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	11.02%	09/2027	10,185	10,067	1.4	10,181
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	11.02%	09/2027	1,587	1,575	0.2	1,586
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.95%	04/2030	2,106	2,066	0.3	2,104
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	10.20%	05/2027	5,218	5,182	0.7	5,185
Quorum Health Resources (4)(5)	Unitranche First Lien Revolver			05/2027	—	(6)	(0.0)	(4)
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.90%	06/2025	282	281	0.0	271
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.25%	06/2025	4,043	4,031	0.5	3,966
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(10)	—	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.95%	12/2027	9,582	9,480	1.3	9,774
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.88%	12/2027	4,737	4,662	0.6	4,832
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	—	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(16)	(0.0)	(12)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	10.81%	12/2028	791	791	0.1	790
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	10.81%	12/2028	15,430	15,327	2.1	15,411
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.40%	07/2025	4,624	4,600	0.6	4,608
SolutionReach, Inc. (4)(5)	Senior Secured First Lien Revolver			07/2025	—	—	(0.0)	(2)
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	11.35%	07/2029	3,693	3,618	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	9.35%	07/2029	3,899	3,495	0.5	3,899
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	9.64%	07/2029	1,936	1,896	0.3	1,965
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	11.35%	07/2029	6,040	5,798	0.8	6,040
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.45%	05/2029	6,221	6,168	0.8	6,221
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(5)	—	—
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.45%	05/2029	358	349	0.0	358
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	—	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.71%	06/2030	2,594	2,594	0.3	2,594

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology Partners, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.20%	11/2027	4,539	4,480	0.6	4,528
Technology Partners, LLC (4)(5)	Unitranche First Lien Revolver			11/2027	—	(11)	(0.0)	(2)
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.75%	09/2025	2,954	2,940	0.4	2,918
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.75%	09/2025	567	561	0.1	546
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.75%	09/2025	5,144	5,119	0.7	5,080
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.75%	09/2025	4,946	4,943	0.7	4,884
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	—	(3)	(0.0)	(3)
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.35%	07/2031	2,152	2,130	0.3	2,130
					425,567	419,174	56.4	423,739
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	12.94%	03/2026	3,047	3,033	0.4	2,921
Lash Opco LLC (5)	Unitranche First Lien Revolver	S + 775 (100 Floor) (including 510 PIK)	13.18%	09/2025	379	377	0.0	363
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	12.94%	03/2026	3,106	3,088	0.4	2,978
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (including 510 PIK)	12.94%	03/2026	1,008	1,003	0.1	967
					7,540	7,501	0.9	7,229
Insurance
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(30)	—	—
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(5)	—	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.60%	04/2030	2,195	2,174	0.3	2,195
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.00%	04/2028	8,063	8,011	1.1	8,063
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(4)	—	—
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.00%	04/2028	1,415	1,403	0.2	1,415
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.73%	04/2028	1,727	1,710	0.2	1,727
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	11.50%	04/2028	247	244	0.0	247

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.14%	09/2028	6,482	6,419	0.9	6,450
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	5.25%	09/2028	141	136	0.0	135
Galway Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(3)	(0.0)	(3)
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	(0.0)	(7)
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan			08/2028	—	—	—	—
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.0	7
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	10.08%	08/2028	20,276	20,276	2.8	20,383
Integro Parent, Inc. (11)	Senior Secured First Lien Term Loan	S + 1225 PIK (100 Floor)	17.60%		680	680	0.1	680
Integro Parent, Inc. (11)	Senior Secured Second Lien Term Loan	S + 1225 PIK (100 Floor)	17.56%		5,135	4,517	0.7	5,099
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (including 200 PIK)	12.75%	08/2026	5,212	4,962	0.6	4,850
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(16)	(0.0)	(30)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(16)	(0.0)	(32)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.75%	10/2028	9,111	9,031	1.2	9,042
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.95%	10/2028	110	102	0.0	105
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.75%	10/2028	2,798	2,779	0.4	2,777
Patriot Growth Insurance Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.35%	10/2028	433	421	0.1	426
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.70%	12/2026	3,467	3,434	0.5	3,467
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.70%	12/2026	981	971	0.1	981
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.70%	12/2025	121	119	0.0	121
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.10%	12/2026	1,029	1,018	0.1	1,029
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.70%	12/2026	1,730	1,714	0.2	1,730
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.70%	12/2025	51	50	0.0	51
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.45%	12/2026	4,085	4,065	0.5	4,085
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.70%	12/2025	40	39	0.0	40
Tricor Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.95%	10/2026	3,181	3,148	0.4	3,172

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Tricor Borrower, LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.96%	10/2026	115	112	0.0	115
Tricor Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.40%	10/2026	1,196	1,183	0.2	1,192
Vantage Insurance Partners, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(21)	(0.0)	(57)
Vantage Insurance Partners, Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.60%	12/2028	78	71	0.0	68
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.60%	12/2028	4,602	4,560	0.6	4,545
					84,701	83,253	11.2	84,068
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,429	992	0.1	460
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,606	—	—	—
A&A Global Imports, LLC (5)	Senior Secured First Lien Revolver	S + 650 (100 Floor)	11.46%	06/2026	451	451	0.1	451
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	3,191	3,180	0.3	2,102
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	498	496	0.0	328
Action Signature Acquisition, Inc. (5)(9)	Unitranche First Lien Revolver			06/2026	623	620	0.0	338
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	242	241	0.0	159
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	827	824	0.1	545
Advanced Web Technologies	Unitranche First Lien Term Loan	S + 600 (100 Floor) (including 125 PIK)	11.49%	12/2026	1,976	1,958	0.3	1,976
Advanced Web Technologies (4)(5)	Unitranche First Lien Revolver			12/2026	—	(3)	—	—
Advanced Web Technologies (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor) (including 125 PIK)	10.31%	12/2026	777	770	0.1	777
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.87%	11/2030	9,856	9,679	1.3	9,705
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(29)	(0.0)	(25)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.85%	12/2029	4,268	4,231	0.6	4,268
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	—	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	—	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(6)	—	—
					25,744	23,400	2.9	21,084
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.75%	12/2027	7,208	7,127	1.0	7,208
Alcanza Clinical Research	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.79%	12/2027	125	124	0.0	125

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 PIK (75 Floor)	11.20%	12/2028	14,638	14,466	1.6	12,203
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 650 PIK (75 Floor)	11.20%	12/2028	761	753	0.1	635
LSCS Holdings, Inc. (Eversana)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	12.96%	12/2029	14,700	14,444	1.9	14,149
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.67%	09/2026	2,174	2,148	0.3	2,174
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.63%	09/2026	1,018	1,005	0.1	1,018
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.96%	09/2026	1,200	1,189	0.2	1,200
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 625 (75 Floor)	11.51%	12/2029	3,350	3,275	0.5	3,417
WCT Group Holdings, LLC (5)	Unitranche First Lien Revolver	S + 625 (75 Floor)	11.11%	12/2029	57	47	0.0	57
					45,231	44,578	5.7	42,186
Retailing
MeriCal, LLC	Unitranche First Lien Term Loan	S + 775 PIK (100 floor)	13.34%	11/2024	8,415	8,415	0.6	4,854
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2024	—	(1)	—	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.60%	06/2024	13,911	13,860	1.9	13,911
					22,326	22,274	2.5	18,765
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,768	6,336	0.5	3,593
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	32,125	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	17,887	—	—	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	15,445	—	—	—
					74,225	6,336	0.5	3,593
Software & Services
ABACUS Holdings I LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	10.36%	06/2028	2,790	2,772	0.4	2,790
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	10.36%	06/2028	517	501	0.1	517
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.36%	06/2028	6,664	6,571	0.9	6,664
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	—	—	—
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver			06/2028	—	—	—	—
Affinitiv, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.37%	01/2025	170	170	0.0	163
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.37%	01/2025	6,103	6,097	0.8	6,030

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	11.40%	11/2027	1,351	1,332	0.2	1,351
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(1)	—	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.90%	11/2027	967	953	0.1	967
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.90%	11/2027	3,363	3,314	0.4	3,363
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.90%	11/2027	536	528	0.1	536
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.45%	07/2027	5,481	5,422	0.7	5,402
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.45%	07/2027	1,764	1,748	0.2	1,739
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(8)	(0.0)	(11)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.10%	07/2027	19,236	19,236	2.6	19,428
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(23)	—	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.95%	06/2026	4,743	4,709	0.6	4,743
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			11/2025	—	(4)	—	—
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.20%	10/2025	1,360	1,356	0.2	1,338
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	10.60%	10/2025	289	289	0.0	284
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.20%	10/2025	125	125	0.0	123
Benesys Inc. (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	10.20%	10/2025	117	117	0.0	115
Blue Mantis (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2030	—	(15)	(0.0)	(38)
Blue Mantis (4)(5)	Senior Secured First Lien Revolver			08/2030	—	(11)	(0.0)	(11)
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.35%	08/2030	3,525	3,481	0.5	3,481
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(22)	—	—
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.56%	05/2030	555	537	0.1	555
C-4 Analytics2	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.56%	05/2030	18,454	18,271	2.5	18,454
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	10.31%	03/2026	2,426	2,415	0.3	2,426
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(8)	—	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.85%	03/2026	10,335	10,273	1.5	10,335
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.58%	12/2028	9,403	9,314	1.2	9,215
Concord III, LLC (5)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.10%	12/2028	275	270	0.0	264

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.10%	12/2028	550	539	0.1	539
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.35%	01/2029	7,096	7,033	0.9	7,096
DataVail (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2029	—	(20)	—	—
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.08%	01/2029	516	511	0.1	516
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	11.08%	01/2029	80	77	0.0	80
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.35%	09/2030	13,399	13,086	1.8	13,265
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(31)	(0.0)	(15)
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.35%	09/2030	2,793	2,765	0.4	2,765
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.60%	11/2028	12,926	12,755	1.7	12,796
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(13)	(0.0)	(11)
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.60%	11/2028	1,105	1,094	0.1	1,094
List Partners, Inc. (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor) (including 50 PIK)	11.35%	06/2025	316	314	0.0	311
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 600 (100 Floor) (including 50 PIK)	11.35%	06/2025	3,598	3,593	0.5	3,559
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.35%	02/2026	17,899	17,797	2.4	17,899
MRI Software LLC (4)(5)(12)	Unitranche First Lien Revolver			02/2026	—	(9)	(0.0)	(46)
MRI Software LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.35%	02/2026	1,286	1,279	0.2	1,286
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.35%	02/2027	1,499	1,488	0.2	1,494
MRI Software LLC (5)(12)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.35%	02/2027	342	334	0.0	337
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	—	(7)	(0.0)	(27)
Medicus IT (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.85%	07/2030	165	154	0.0	154
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.85%	07/2030	6,100	6,041	0.8	6,041
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	—	(16)	(0.0)	(17)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.85%	07/2031	13,295	13,165	1.8	13,163
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	11.65%	10/2026	3,002	2,980	0.4	2,963
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.68%	10/2026	182	181	0.0	179
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.00%	10/2026	1,929	1,912	0.3	1,904
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	11.00%	10/2026	6,393	6,352	0.8	6,311
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	11.72%	10/2026	389	384	0.1	382

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(26)	—	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	10.45%	10/2027	9,402	9,297	1.3	9,402
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +650 (100 Floor) (including 100 PIK)	11.00%	08/2025	1,083	1,082	0.1	1,035
Ontario Systems, LLC	Unitranche First Lien Revolver	S +650 (100 Floor) (including 100 PIK)	11.00%	08/2025	500	499	0.1	478
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (including 100 PIK)	11.00%	08/2025	3,133	3,122	0.4	2,995
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor) (including 100 PIK)	11.00%	08/2025	543	538	0.1	519
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (including 100 PIK)	11.00%	08/2025	443	441	0.1	423
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,097	1,097	0.1	1,048
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	12.95%	07/2027	5,000	5,000	0.7	5,006
Right Networks, LLC (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	11.02%	05/2026	163	163	0.0	163
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.95%	05/2026	9,279	9,239	1.2	9,279
Right Networks, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.95%	05/2026	8,078	8,013	1.1	8,078
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.95%	05/2026	2,059	2,043	0.3	2,059
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor) (including 425 PIK)	11.91%	12/2026	310	310	0.0	284
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor) (including 425 PIK)	11.20%	12/2026	2,541	2,521	0.3	2,331
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.25%	09/2026	19,877	19,642	2.6	19,802
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.25%	09/2026	2,421	2,392	0.3	2,412
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.25%	09/2026	1,755	1,738	0.2	1,748
Smartronix, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.34%	11/2028	23,447	23,118	3.1	23,447
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(40)	—	—
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.35%	04/2028	2,370	2,356	0.3	2,370
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(13)	—	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.35%	04/2028	8,749	8,633	1.2	8,749

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.96%	05/2028	528	524	0.1	528
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.50%	05/2028	5,181	5,111	0.7	5,181
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	11.15%	05/2028	2,376	2,376	0.3	2,376
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.98%	09/2027	3,050	2,965	0.4	3,050
TMA Buyer, LLC (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.71%	09/2027	115	105	0.0	115
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.45%	09/2027	363	353	0.0	363
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 550 (including 245 PIK)	10.20%	06/2027	4,944	4,935	0.7	4,170
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (including 245 PIK)	10.20%	06/2027	1,229	1,226	0.1	1,036
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	S + 550 (including 245 PIK)	10.20%	06/2027	334	332	0.0	217
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.45%	12/2025	617	615	0.1	617
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.45%	12/2025	1,012	1,006	0.1	1,012
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	11.45%	12/2025	651	648	0.1	651
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.45%	12/2025	1,877	1,872	0.3	1,877
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.45%	12/2025	1,497	1,488	0.2	1,497
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.45%	12/2025	1,117	1,106	0.1	1,117
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.45%	12/2025	196	195	0.0	196
					322,746	319,469	42.7	319,872
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.14%	12/2026	3,560	3,470	0.5	3,556
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (including 150 PIK)	12.87%	08/2025	5,726	5,726	0.5	3,852
Gener8, LLC (5)	Senior Secured First Lien Revolver	S + 800 (including 150 PIK)	13.60%	08/2025	1,219	1,219	0.1	723
Gener8, LLC (5)	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 150 PIK)	12.87%	08/2025	246	246	0.0	166
					10,751	10,661	1.1	8,297
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 675 (including 425 PIK)	12.22%	08/2026	2,307	2,307	0.3	2,261
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 675 (including 425 PIK)	12.22%	08/2026	437	437	0.1	428
					2,744	2,744	0.4	2,689
Total Debt Investments United States					1,457,271	1,367,912	180.1%	1,350,397

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	810
Sun Acquirer Corp.	Common Stock				428	43	0.0	56
						658	0.1	866

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	—	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	—	—
						—	—	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.5	3,380
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	825
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	166
ASP MCS Acquisition Corp. (6)	Common Stock				791	-	0.0	51
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	792	0.1	938
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,791
Iris Buyer, LLC	Common Stock				577	577	0.1	623
Iris Buyer, LLC (12)	Common Stock				576,923	-	0.0	30
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	1,036
MHS Acquisition Holdings, LLC	Common Stock				11	9	—	—
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	302
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.4	3,341
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						8,283	1.5	12,486
Consumer Services
Everlast Parent Inc.	Common Stock				948	948	0.1	835
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	582
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	425
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,458
Legalshield	Common Stock				372	372	0.1	793
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	1,042
Mario Purchaser, LLC	Common Stock				118	118	0.0	120
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	337
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,182
Wrench Group LLC	Common Stock				2,337	235	0.1	572
Wrench Group LLC	Common Stock				655	66	0.0	160
						7,109	1.0	7,506

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	335
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	—	—
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.2	31,397
Freeport Financial SBIC Fund LP (5)(11)(13)(14)	Partnership Interest					1,312	0.2	1,227
GACP II LP (2)(6)(11)(13)(14)	Partnership Interest					1,145	0.1	688
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	32
WhiteHawk III Onshore Fund L.P. (2)(5)(6)(11)(13)(14)	Partnership Interest					6,319	0.9	6,800
						50,600	5.4	40,479
Energy
Loadmaster Derrick & Equipment, Inc. (7)(12)	Preferred Stock				3,000,000	3,000	0.4	3,000
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	—	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	909	0.1	850
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,918
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.0	151
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	2,160
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,483
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	80
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.3	2,199
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,192	1,192	0.2	1,354
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				16,416	46	—	—
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,355
Smile Doctors LLC	Common Stock				1,191	714	0.1	580
Vital Care Buyer, LLC	Common Stock				649	1	0.0	1
Vital Care Buyer, LLC	Common Stock				64	64	0.0	64
						11,857	2.2	16,195
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1	432
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.1	965
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,373
Integro Parent, Inc. (11)	Common Stock				4,468	454	—	—
						2,494	0.5	3,770
Materials
A&A Global Imports, LLC	Common Stock				69	—	—	—

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.2	1,203
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	543
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	265
WCT Group Holdings, LLC	Common Stock				118	1,177	0.2	1,232
						3,133	0.5	3,243
Retailing
MeriCal, LLC	Preferred Stock				521	103	—	—
MeriCal, LLC	Common Stock				5,334	—	—	—
Palmetto Moon LLC	Common Stock				61	—	0.0	340
Slickdeals Holdings, LLC (6)	Common Stock				89	891	0.1	948
Vivid Seats Ltd. (6)(11)	Common Stock				608,108	608	0.1	808
						1,602	0.2	2,096
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	—	—
Software & Services
Certify, Inc.	Common Stock				841	246	0.0	169
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	797
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	—	—
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	1,981
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,186
Park Place Technologies, LLC	Common Stock				479	479	—	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	439
Park Place Technologies, LLC	Common Stock				685,018	—	—	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	380
						4,011	0.8	4,958
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						$92,747	12.8%	$95,853
Total United States						$1,460,659	192.9%	$1,446,250

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Canada
Equity Investments
Telecommunication Services
Sandvine Corporation	Common Stock				81,818	—	—	—
Total Canada						$-	-%	$-
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	11.72%	12/2025	£6,128	7,645	1.1%	8,193
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	11.72%	12/2025	£828	1,006	0.1	1,108
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.70%	06/2028	£1,416	1,960	0.3	1,894
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.70%	06/2028	£392	524	0.1	524
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.49%	06/2028	£11,000	13,364	2.0	14,707
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.45%	06/2028	£2,135	2,642	0.4	2,854
Nurture Landscapes	Unsecured Debt	SN + 650	11.49%	06/2028	£1,302	1,585	0.2	1,741
					23,201	28,726	4.2	31,021

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.33%	03/2028	4,352	4,287	0.6	4,173
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	9,939	9,798	1.3	9,532
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	4,953	4,874	0.6	4,750
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£-	(52)	(0.0)	(126)
					19,244	18,907	2.5	18,329
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	11.56%	10/2030	£4,339	5,209	0.8	5,802
APC Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	11.32%	10/2030	£1,244	1,493	0.2	1,663
					5,583	6,702	1.0	7,465
Software & Services
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 575	10.97%	08/2028	£407	522	0.1	544
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.97%	08/2028	£13,234	17,867	2.4	17,694
					13,641	18,389	2.5	18,238
Total Debt Investments United Kingdom						$72,724	10.2%	$75,053
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Preferred Stock				2,126,875	968	0.3	2,195
VetStrategy (11)	Common Stock				37,612	30	—	—
Total Equity Investments United Kingdom						998	0.3%	2,195
Total United Kingdom						$73,722	10.5%	$77,248

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	10.22%	10/2030	€2,882	3,068	0.4%	3,208
Efor Holding (5)(10)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	10.22%	10/2030	€993	1,045	0.1	1,105
Total Debt Investments France						$4,113	0.5%	$4,313
Total France						$4,113	0.5%	$4,313
Netherlands
Debt Investments
Commercial & Professional Services
Pitch MidCo B.V. (4)(5)(10)(11)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€-	(20)	(0.0)	(44)
Pitch MidCo B.V. (10)(11)	Unitranche First Lien Term Loan	E + 625	9.60%	04/2031	€2,864	2,984	0.4	3,101
					2,864	2,964	0.4	3,057
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 625 (including 175 PIK)	10.11%	07/2029	€2,225	2,282	0.3	2,477
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 625 (including 175 PIK)	10.11%	07/2029	€1,286	1,242	0.2	1,286
Eagle Midco B.V. (Avania) (11)	Senior Secured First Lien Revolver			01/2029	€-	-	-	-
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 625 (including 175 PIK)	11.64%	07/2029	€3,449	3,379	0.5	3,449
					6,960	6,903	1.0	7,212
Total Debt Investments Netherlands						$9,867	1.4%	$10,269
Total Netherlands						$9,867	1.4%	$10,269

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Debt Investments
Commercial & Professional Services
Miraclon Corporation (11)	Unitranche First Lien Term Loan	E + 575	9.62%	04/2026	€9,119	10,216	1.4	10,151
Miraclon Corporation (11)(12)	Unitranche First Lien Term Loan	S + 575	11.32%	04/2026	3,329	3,299	0.4	3,329
					12,448	13,515	1.8	13,480
Total Debt Investments Belgium						$13,515	1.8%	$13,480
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				1,025	1	—	—
Miraclon Corporation (11)	Preferred Stock				90,601	91	0.0	152
						92	0.0	152
Total Equity Investments Belgium						$92	0.0%	$152
Total Belgium						$13,607	1.8%	$13,632
Australia
Debt Investments
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.23%	03/2028	AUD 29,250	21,463	2.7	20,219
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575 (75 Floor)	10.23%	03/2028	AUD 5,310	3,656	0.5	3,671
Total Debt Investments Australia						$25,119	3.2%	$23,890
Total Australia						$25,119	3.2%	$23,890
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 650 (including 150 PIK)	9.39%	08/2029	€8,997	8,877	1.4	10,016
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€-	(7)	—	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 (including 1392 PIK)	13.92%	08/2030	€2,363	2,379	0.4	2,630
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 650 (including 150 PIK)	9.93%	08/2029	€1,513	1,593	0.2	1,684
Total Debt Investments Sweden						$12,842	2.0%	$14,330

Crescent Capital BDC, Inc. Consolidated Schedule of Investments September 30, 2024 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.2	1,501
Total Equity Investments Sweden						$1,086	0.2%	$1,501
Total Sweden						$13,928	2.2%	$15,831
Total Investments						$1,601,015	212.5%	$1,591,433

Cash Equivalents
Goldman Sachs Financial Square Government Fund			4.85%			$6,446	0.9	$6,446
Cash Equivalents Total						$6,446	0.9%	$6,446
Investments and Cash Equivalents Total						$1,607,461	213.4%	$1,597,879

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), CDOR (“C”), EURIBOR (“E”), or SONIA (“SN”) and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over SOFR or Prime and the current interest rate in effect at September 30, 2024. As of September 30, 2024, the reference rates for the Company's variable rate loans are listed in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $748,807 as of September 30, 2024

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	8.00%	-	-	-	-
SOFR (“S”)	-	4.85%	4.59%	4.25%	3.78%
EURIBOR (“E”)	-	3.35%	3.28%	3.11%	2.75%
SONIA (“SN”)	4.95%	-	-	-	-
BBSY ("B")	-	-	4.48%	-	-
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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of September 30, 2024.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 14.7% as of September 30, 2024.
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
(14)
Capital contributed to this investment is subject to restrictions on withdrawal.

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	$(77)
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	$9
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$506
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	$126
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	$9
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	$651
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	$95
Total Foreign Currency Exchange Contracts				$1,319

AUD Australian Dollar ("AUD") EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

September 30, 2024 (Unaudited)

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, we had fourteen investments across five portfolio companies on non-accrual status, which represented 1.7% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2024 and December 31, 2023.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2024 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07, however, the Company does not expect a material impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2024, the Company incurred administrative services expenses of $314 and $997, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred administrative services expenses of $333 and $1,121, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $532 and $493, respectively, was payable to the Administrator which is included in the accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three and nine months ended September 30, 2024, the Company incurred management fees of $5,119 and $15,133, of which $30 and $101, respectively, were waived. For the three and nine months ended September 30, 2023, the Company incurred management fees of $5,073 and $14,541, of which $49 and $145, respectively, were waived. As of September 30, 2024 and December 31, 2023, management fees of $5,089 and $5,026, respectively, were unpaid.

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

For the three and nine months ended September 30, 2024, the Company incurred income incentive fees of $4,976 and $14,518, of which $77 and $114, respectively, were waived. For the three and nine months ended September 30, 2023, the Company incurred income incentive fees of $4,593 and $12,634, of which $69 and $229, respectively, were waived. As of September 30, 2024 and December 31, 2023, income incentive fees of $4,899 and $4,770, respectively, were unpaid.

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

For the three and nine months ended September 30, 2024 and 2023, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of September 30, 2024 and December 31, 2023, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of September 30, 2024 and December 31, 2023, Crescent, its employees and certain officers and directors of the Company owned 2.73% and 2.65%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of September 30, 2024 and December 31, 2023, Sun Life owned 6.01% and 4.60%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes and a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, both described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$901	$—	$—	$778	$15,831	$1,187
ASP MCS Acquisition	799	349	(2)	—	248	1,394	29
Bayside Opco, LLC	6,704	516	(46)	—	770	7,944	910
GACP II, LP	3,927	—	(2,855)	—	(384)	688	—
Isagenix International, LLC	2,546	235	—	—	(102)	2,679	301
Slickdeals Holdings, LLC	15,192	3	(123)	—	(213)	14,859	1,241
smarTours, LLC	—	23	—	(4,828)	4,805	—	70
Vivid Seats Ltd.	1,021	—	—	—	(213)	808	—
WhiteHawk III Onshore Fund L.P.	8,278	—	(1,554)	—	76	6,800	808
Total Non-Controlled Affiliates	$52,619	$2,027	$(4,580)	$(4,828)	$5,765	$51,003	$4,546

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,579	$—	$—	$(291)	$13,405	$947
ASP MCS Acquisition	826	221	(2)	—	(204)	841	28
Bayside Opco, LLC	—	6,385	(141)		285	6,529	247
GACP II, LP	4,889	—	(1,091)	—	(53)	3,745	672
Isagenix International, LLC	—	2,573	—	—	(23)	2,550	321
Slickdeals Holdings, LLC	15,433	67	(111)	—	(216)	15,173	1,410
smarTours, LLC	—	4,782	—	—	(2,899)	1,883	98
Vivid Seats Ltd.	944	—	—	—	57	1,001	—
WhiteHawk III Onshore Fund L.P.	8,871	847	—	—	(131)	9,587	1,037
Total Non-Controlled Affiliates	$43,080	$16,454	$(1,345)	$—	$(3,475)	$54,714	$4,760

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

The Company’s investments in controlled affiliates for the nine months ended September 30, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$1,608	$(677)	$—	$(2,387)	$8,919	$456
First Eagle Logan JV, LLC(1)	39,004	—	(2,560)	—	(5,046)	31,398	7,624
Loadmaster Derrick & Equipment, Inc.	6,287	—	(3,750)	6,443	(4,807)	4,173	433
OEM Group, LLC	8,253	—	(1,669)	—	(2,991)	3,593	—
Total Controlled Affiliates	$63,919	$1,608	$(8,656)	$6,443	$(15,231)	$48,083	$8,513

The Company’s investments in controlled affiliates for the nine months ended September 30, 2023 were as follows (in thousands)

	Fair Value as of December 31, 2022	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$241	$(52)	$—	$(525)	$11,039	$660
First Eagle Logan JV, LLC(1)	—	44,768	(683)	—	(5,383)	38,702	8,160
Loadmaster Derrick & Equipment, Inc.	—	1,807	—	—	1,859	3,666	—
OEM Group, LLC	—	9,031	(1,025)	—	567	8,573	—
Total Controlled Affiliates	$11,375	$55,847	$(1,760)	$—	$(3,482)	$61,980	$8,820

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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$414,044	$401,668	$(12,376)	$436,249	$429,210	$(7,039)
Unitranche First Lien	1,022,229	1,023,718	1,489	976,366	973,864	(2,502)
Unitranche First Lien - Last Out	5,660	5,846	186	15,627	13,544	(2,083)
Senior Secured Second Lien	47,010	41,814	(5,196)	62,659	58,212	(4,447)
Unsecured Debt	17,149	18,686	1,537	3,915	4,061	146
Equity & Other	44,323	59,222	14,899	40,165	50,050	9,885
LLC/LP Equity Interests	50,600	40,479	(10,121)	57,707	53,134	(4,573)
Total investments	$1,601,015	$1,591,433	$(9,582)	$1,592,688	$1,582,075	$(10,613)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Health Care Equipment & Services	$442,129	27.8%	$409,925	25.9%
Software & Services	343,068	21.6	335,803	21.2
Commercial & Professional Services	208,708	13.0	219,937	14.0
Consumer Services	154,069	9.7	150,719	9.5
Diversified Financials	94,034	5.9	88,169	5.6
Insurance	87,838	5.5	74,421	4.7
Retailing	60,582	3.8	56,340	3.6
Pharmaceuticals, Biotechnology & Life Sciences	52,641	3.3	60,866	3.8
Automobiles & Components	36,357	2.3	38,076	2.4
Capital Goods	26,628	1.7	41,441	2.6
Materials	21,084	1.3	25,706	1.6
Consumer Durables & Apparel	18,329	1.2	19,244	1.2
Food, Beverage & Tobacco	16,052	1.0	15,562	1.0
Technology, Hardware & Equipment	8,297	0.5	9,349	0.6
Household & Personal Products	7,229	0.5	7,186	0.5
Energy	4,173	0.3	11,264	0.7
Transportation	3,943	0.2	3,938	0.2
Semiconductor and Semiconductor Equipment	3,593	0.2	8,253	0.5
Food & Staples Retailing	2,679	0.2	2,546	0.2
Telecommunication Services	-	0.0	3,330	0.2
Total investments	$1,591,433	100.0%	$1,582,075	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$1,446,250	90.8%	$1,410,306	89.0%
United Kingdom	77,248	4.9	70,797	4.5
Australia	23,890	1.5	20,079	1.3
Sweden	15,831	1.0	14,152	0.9
Belgium	13,632	0.9	14,759	0.9
Netherlands	10,269	0.6	18,340	1.2
France	4,313	0.3	4,183	0.3
New Zealand	-	-	19,081	1.2
Canada	-	-	10,378	0.7
Total investments	$1,591,433	100.0%	$1,582,075	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$401,668	$401,668
Unitranche First Lien	—	5,899	1,017,819	1,023,718
Unitranche First Lien – Last Out	—	—	5,846	5,846
Senior Secured Second Lien	—	14,388	27,426	41,814
Unsecured Debt	—	—	18,686	18,686
Equity & Other	—	808	58,414	59,222
Subtotal	$—	$21,095	$1,529,859	$1,550,954
Investments Measured at NAV (1)				40,479
Total Investments				$1,591,433

Foreign Currency Forward Contracts - Assets	—	1,396	—	1,396
Foreign Currency Forward Contracts - Liabilities	—	(77)	—	(77)

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$19,265	$409,945	$429,210
Unitranche First Lien	—	25,083	948,781	973,864
Unitranche First Lien – Last Out	—	—	13,544	13,544
Senior Secured Second Lien	—	13,305	44,907	58,212
Unsecured Debt	—	—	4,061	4,061
Equity & Other	—	1,141	48,909	50,050
Subtotal	$—	$58,794	$1,470,147	$1,528,941
Investments Measured at NAV (1)				53,134
Total Investments				$1,582,075

Foreign Currency Forward Contracts - Assets	—	5,128	—	5,128
Foreign Currency Forward Contracts - Liabilities	—	(84)	—	(84)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2024, based off of the fair value hierarchy as of September 30, 2024 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2024	$409,945	$948,781	$13,544	$44,907	$4,061	$48,909	$1,470,147
Amortized discounts/premiums	1,588	4,839	93	237	17	—	6,774
Paid in-kind interest	2,326	2,201	617	1,571	1,314	—	8,029
Net realized gain (loss)	(969)	(232)	(2,308)	—	—	(546)	(4,055)
Net change in unrealized appreciation (depreciation)	(6,373)	3,929	2,269	(2,891)	1,390	5,226	3,550
Purchases	84,077	194,932	—	5,000	11,904	5,778	301,691
Sales/return of capital/principal repayments/paydowns	(91,472)	(155,817)	(8,369)	(18,068)	—	(1,073)	(274,799)
Transfers in	2,546	19,186	—	—	—	120	21,852
Transfers out	—	—	—	(3,330)	—	—	(3,330)
Balance as of September 30, 2024	$401,668	$1,017,819	$5,846	$27,426	$18,686	$58,414	$1,529,859
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(6,373)	$3,929	$2,269	$(2,891)	$1,390	$5,226	$3,550

During the nine months ended September 30, 2024, the Company recorded $3,330 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $21,852 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$339,918	Discounted Cash Flows	Discount Rate	9.5%	-	18.9%	(11.3%)
	33,440	Enterprise Value	Comparable EBITDA Multiple	3.2x	-	12.2x	(8.5x)
	3,594	Discounted Cash Flows	Royalty Payment Discount Rate			21.2%
	24,716	Broker Quoted	Broker Quote			N/A
	$401,668

Unitranche First Lien	$955,457	Discounted Cash Flows	Discount Rate	8.0%	-	20.6%	(10.9%)
	15,448	Enterprise Value	Comparable Revenue Multiple			12.2x
	46,914	Broker Quoted	Broker Quote			N/A
	$1,017,819

Unitranche First Lien - Last Out	$5,846	Discounted Cash Flows	Discount Rate	15.2%	-	15.9%	(15.7%)
	$5,846

Senior Secured Second Lien	$16,127	Discounted Cash Flows	Discount Rate	11.2%	-	13.9%	(11.9%)
	6,293	Enterprise Value	Comparable EBITDA Multiple	4.4x	-	9.0x	(5.3x)
	5,006	Broker Quoted	Broker Quote			N/A
	$27,426

Unsecured Debt	$16,933	Discounted Cash Flows	Discount Rate	11.5%	-	14.1%	(13.6%)
	1,753	Enterprise Value	Comparable EBITDA Multiple			12.2x
	$18,686

Equity & Other	$938	Discounted Cash Flows	Discount Rate			19.4%
	57,476	Enterprise Value	Comparable EBITDA Multiple	0.5x	-	28.0x	(14.6x)
	$58,414

Total	$1,529,859

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$337,406	Discounted Cash Flows	Discount Rate	10.4%	-	19.3%	(12.0%)
	30,299	Enterprise Value	Comparable EBITDA Multiple	0.9x	-	11.3x	(6.5x)
	176	Collateral Analysis	Recovery Rate			1.3%
	8,253	Discounted Cash Flows	Royalty Payment Discount Rate			15.5%
	33,811	Broker Quoted	Broker Quote			N/A
	$409,945

Unitranche First Lien	$898,108	Discounted Cash Flows	Discount Rate	9.1%	-	18.6%	(11.8%)
	4,248	Enterprise Value	Comparable Revenue Multiple			0.6x
	46,425	Broker Quoted	Broker Quote			N/A
	$948,781

Unitranche First Lien - Last Out	$12,490	Discounted Cash Flows	Discount Rate	10.1%	-	17.4%	(12.8%)
	1,054	Collateral Analysis	Recovery Rate			20.7%
	$13,544

Senior Secured Second Lien	$32,051	Discounted Cash Flows	Discount Rate	13.2%	-	14.6%	(13.7%)
	7,878	Enterprise Value	Comparable EBITDA Multiple	3.4x	-	8.9x	(5.9x)
	4,978	Broker Quoted	Broker Quote			N/A
	$44,907

Unsecured Debt	$3,235	Discounted Cash Flows	Discount Rate	14.4%	-	18.1%	(15.9%)
	826	Enterprise Value	Comparable EBITDA Multiple			11.3x
	$4,061

Equity & Other	$435	Discounted Cash Flows	Discount Rate			18.2%
	48,474	Enterprise Value	Comparable EBITDA Multiple	1.8x	-	28.4x	(16.4x)
	$48,909

Total	$1,470,147

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

Note 6. Debt

Debt consisted of the following (in thousands):

	September 30, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500,000	$328,600	$171,400	$328,600	$500,000	$329,850	$170,150	$329,850
SMBC Corporate Revolving Facility	385,000	239,394	145,606	239,394	385,000	225,471	159,529	225,471
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Total Debt	$1,181,600	$864,594	$317,006	$864,594	$1,181,600	$851,921	$329,679	$851,921

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of September 30, 2024 and December 31, 2023, the fair value of the Series 2021A Unsecured Notes was approximately $133,968 and $128,296, respectively.
(5)
As of September 30, 2024 and December 31, 2023, the fair value of the FCRX Unsecured Notes was approximately $108,698 and $104,458.
(6)
As of September 30, 2024 and December 31, 2023, the fair value of the Series 2023A Unsecured Notes was approximately $52,413 and $51,986.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and 2023 was 7.23% and 6.96% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and 2023 was $878,918 and $825,576 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2024 and December 31, 2023, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on an effective yield basis. As of September 30, 2024 and December 31, 2023, deferred financing costs related to the SPV Asset Facility were $5,562 and $4,614, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an effective yield basis. As of September 30, 2024 and December 31, 2023, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,263 and $1,721, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on an effective yield basis. As of September 30, 2024 and December 31, 2023, deferred financing costs related to the Series 2021A Unsecured Notes were $395 and $609, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on an effective yield basis. As of September 30, 2024 and December 31, 2023, deferred financing costs related to the Series 2023A Unsecured Notes of $137 and $193 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Borrowing interest expense	$15,238	$14,429	$44,810	$40,037
Unused facility fees	318	411	1,141	1,404
Amortization of financing costs	548	539	1,687	1,578
Total interest and credit facility expenses	$16,104	$15,379	$47,638	$43,019
Weighted average outstanding balance	$897,987	$854,729	$878,918	$825,576

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

During the nine months ended September 30, 2024 and 2023 the Company’s average USD notional exposure, calculated daily on a weighted average based on the duration of each forward contract, of foreign currency forward contracts was $77,529 and $99,400, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2024	Wells Fargo Bank, N.A.	$1,396	$(77)	$1,319	$—	$1,319
December 31, 2023	Wells Fargo Bank, N.A.	$5,128	$(84)	$5,044	$—	$5,044

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Net realized gain (loss) on foreign currency forward contracts	$-	$—	$3,223	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1,405)	1,994	(3,725)	755
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(1,405)	$1,994	$(502)	$755

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023, the Company had aggregated unfunded commitments totaling $200,110 and $175,048 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC (5)	Revolver	—	$—	6/1/2026	$234
A&A Global Imports, LLC (5)	Revolver	6/1/2026	94	—	—
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	682	6/24/2028	300
ABACUS Holdings I LLC (5)	Revolver	6/22/2028	550	—	—
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	7/24/2026	4,000	—	—
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	—	—	6/24/2024	2,530
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	406	8/2/2027	627
ACI Group Holdings, Inc. (7)	Delayed Draw Term Loan	—	—	8/2/2024	912
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	212	6/17/2026	652
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC (7)	Delayed Draw Term Loan	10/18/2025	1,780	10/18/2025	2,000
Advanced Diabetes Supply (5)	Revolver	12/30/2027	350	12/30/2027	350
Advanced Web Technologies (5)	Revolver	12/17/2026	342	12/17/2026	342
Advanced Web Technologies (7)	Delayed Draw Term Loan	1/2/2026	2	—	—
Affinitiv, Inc. (5)	Revolver	1/26/2025	397	8/26/2024	567
Alcanza Clinical Research (5)	Revolver	—	—	12/15/2027	125
Alera Group Inc. (7)	Delayed Draw Term Loan	—	—	3/2/2024	1,275
Alera Group Inc. (7)	Delayed Draw Term Loan	11/17/2025	2,175	11/17/2025	3,130
Alpine SG, LLC (5)	Revolver	11/5/2027	105	11/5/2027	105
Alpine X (5)	Revolver	12/27/2027	59	12/27/2027	137
Alpine X (5)	Revolver	12/27/2027	28	12/27/2027	64
American Refrigeration (5)	Delayed Draw Term Loan	4/30/2029	71	—	—
Annuity Health (5)	Revolver	2/8/2029	800	—	—
APC Bidco Limited (11)	Delayed Draw Term Loan	11/10/2027	2,205	11/10/2027	2,102
APC Bidco Limited (11)	Revolver	—	—	11/4/2030	1,229
Apps Associates LLC (5)	Revolver	7/2/2027	800	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	210	10/14/2027	700
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	11/28/2025	3,350	11/28/2025	3,350
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	667
Auveco Holdings (5)	Revolver	5/5/2028	465	5/5/2028	540
Auveco Holdings (7)	Delayed Draw Term Loan	—	—	5/5/2024	850
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	1,670	—	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	414	8/31/2029	411
AX VI INV2 Holding AB (Voff) (10)	Delayed Draw Term Loan	—	—	8/31/2029	387
Balance Partners (5)	Delayed Draw Term Loan	4/3/2026	3,250	—	—
Balance Partners (5)	Revolver	4/3/2030	550	—	—
Bandon Fitness (Texas) Inc. (7)	Delayed Draw Term Loan	—	—	7/27/2028	727
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	401	7/27/2028	159
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,405	7/27/2027	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2026	634	5/31/2026	634
BCDI Rodeo Dental Buyer, LLC (5)	Revolver	5/14/2025	613	5/14/2025	1,583
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/5/2024	25	10/5/2024	76
Benesys Inc. (5)	Revolver	10/5/2024	45	10/5/2024	82
Blue Mantis (7)	Delayed Draw Term Loan	8/19/2026	3,100	—	—
Blue Mantis (5)	Revolver	8/5/2030	875	—	—
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2026	4,650	—	—
C-4 Analytics (5)	Revolver	5/14/2030	1,295	—	—
CC Amulet Management, LLC (5)	Revolver	8/31/2027	312	8/31/2027	119
CC Amulet Management, LLC (7)	Delayed Draw Term Loan	—	—	8/31/2027	722
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,737	12/9/2025	1,974
Claritas, LLC (5)	Revolver	3/31/2026	1,950	3/31/2026	780
Concord III, LLC (5)	Term Loan	12/20/2028	275	12/20/2028	550
ConvenientMD (5)	Revolver	6/15/2027	688	6/15/2027	138
CRA MSO, LLC (5)	Revolver	—	—	12/17/2024	92
DataVail (7)	Delayed Draw Term Loan	7/3/2025	2,300	—	—
DataVail (5)	Revolver	1/4/2029	34	—	—
DataVail (5)	Revolver	1/19/2029	220	—	—
Duraserv LLC (5)	Delayed Draw Term Loan	6/10/2026	1,662	—	—
Duraserv LLC (5)	Revolver	6/10/2030	893	—	—
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,743	7/5/2029	2,720
Eagle Midco B.V. (Avania) (10)	Revolver	—	—	1/5/2029	812
Effective School Solutions LLC (5)	Revolver	11/30/2027	522	11/30/2027	580
Efor Holding (9)	Delayed Draw Term Loan	10/4/2026	129	10/4/2026	135
EMS Buyer, Inc. (5)	Revolver	11/23/2027	147	11/23/2027	55
Envocore Holding, LLC (5)	Revolver	12/31/2025	1,806	12/31/2025	2,778
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Essential Services Holding Corporation (7)	Delayed Draw Term Loan	6/18/2026	1,487	—	—
Essential Services Holding Corporation (5)	Revolver	6/17/2030	929	—	—
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2026	1,013	10/30/2026	806
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
First Eagle Logan JV, LLC	Partnership Interest	—	—		9,400
Formulations Parent Corporation (5)	Revolver	11/15/2029	1,651	11/15/2029	1,651
Freeport Financial SBIC Fund LP	Partnership Interest		2,360		2,222
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	690	12/21/2027	534
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	—	—	7/1/2024	399
Galway Borrower, LLC (5)	Revolver	9/30/2027	321	9/30/2027	926
Galway Borrower, LLC (5)	Delayed Draw Term Loan	2/7/2026	610	—	—
Galway Borrower, LLC (5)	Revolver	9/30/2028	565	—	—
Gener8, LLC (5)	Revolver	8/14/2025	299	8/14/2024	300

GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,819	5/4/2027	1,750
GH Parent Holdings Inc. (5)	Delayed Draw Term Loan	6/28/2026	1,172	—	—
Granicus, Inc. (5)	Revolver	—	—	1/29/2027	637
GrapeTree Medical Staffing, LLC (5)	Revolver	4/30/2026	600	5/29/2024	600
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (5)	Revolver	8/1/2029	413	8/1/2029	713
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	974	8/1/2029	2,050
HCOS Group Intermediate III LLC (5)	Revolver	—	—	9/30/2026	639
Hepaco, LLC (5)	Revolver	—	—	8/18/2024	916
Hercules Borrower LLC (5)	Revolver	12/15/2026	2,222	12/15/2026	2,222
Hercules Borrower LLC (7)	Delayed Draw Term Loan	—	—		788
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	1,547	11/3/2025	15
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	396	5/25/2027	367
Homecare Partners Management, LLC (7)	Delayed Draw Term Loan	6/18/2026	1,895	—	—
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	1,045	12/9/2026	1,255
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,047	6/2/2028	1,396
HS Spa Holdings Inc. (Hand & Stone) (5)	Delayed Draw Term Loan	3/12/2026	983	—	—
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	6/21/2026	718	6/21/2026	718
Infobase (5)	Revolver	6/14/2028	653	6/14/2028	991
Infobase (7)	Delayed Draw Term Loan	—	—	6/14/2024	1,850
Integrated Pain Management Medical Group, Inc. (5)	Revolver	6/17/2026	442	6/17/2026	442
Integrity Marketing Acquisition, LLC (5)	Revolver	—	—	8/27/2025	1,409
Integrity Marketing Acquisition, LLC (5)	Revolver	8/28/2028	1,409	—	—
Iris Buyer, LLC (5)	Revolver	10/2/2029	1,514	10/2/2029	1,514
Iris Buyer, LLC (7)	Delayed Draw Term Loan	3/29/2025	515	3/29/2025	1,294
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	3,519	—	—
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	5/14/2027	3,539	8/31/2024	3,569
JTM Foods LLC (5)	Revolver	5/14/2027	53	5/14/2027	80
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
King Mid LLC (7)	Delayed Draw Term Loan	—	—	6/17/2024	340
King Mid LLC (7)	Delayed Draw Term Loan	6/7/2026	2,165	—	—
Lash Opco LLC (5)	Revolver	9/18/2025	4	9/18/2025	91
Learn-It Systems, LLC (5)	Revolver	3/18/2025	900	3/18/2025	900
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	307	10/25/2027	614
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2026	1,050	2/3/2026	1,050
Lion Cashmere Bidco Limited (10)	Delayed Draw Term Loan	3/23/2028	3,069	9/23/2024	3,044
List Partners, Inc. (5)	Revolver	6/30/2025	135	5/1/2024	270
Loadmaster Derrick & Equipment, Inc. (5)	Revolver		—		225
Mann Lake Ltd. (5)	Revolver	10/4/2024	56	10/4/2024	56
Mario Purchaser, LLC (14)	Revolver	4/26/2028	940	4/26/2028	731
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	—	—	4/26/2024	2,819
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2028	4,305	—	—
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	7/1/2025	143
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2026	1,792	—	—
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2027	1,280	—	—
MB2 Dental (5)	Revolver	2/13/2031	427	—	—
Medical Review Institute of America (5)	Revolver	7/1/2030	784	—	—
Medicus IT (7)	Delayed Draw Term Loan	7/9/2026	2,800	—	—
Medicus IT (5)	Revolver	7/9/2030	935	—	—
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	7/21/2027	1	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	150	7/21/2027	150
Minuteman Security Technologies, Inc. (5)	Revolver	2/1/2029	1,000	2/1/2029	1,000
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	—	—	2/2/2025	1,209
Minuteman Security Technologies, Inc. (5)	Delayed Draw Term Loan	2/2/2025	2,650	—	—
MRI Software LLC (7)	Delayed Draw Term Loan	—	—	12/19/2025	1,500
MRI Software LLC (5)	Delayed Draw Term Loan	8/27/2026	1,049	—	—
MRI Software LLC (5)	Revolver	2/10/2026	1,546	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC) (5)	Revolver	12/18/2026	108	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	640	6/15/2027	640
Net Health Acquisition Corp. (5)	Revolver	7/5/2031	1,705	—	—
New Era Technology, Inc. (5)	Revolver	10/31/2026	46	10/31/2026	228
New Era Technology, Inc. (5)	Revolver	10/31/2026	97	10/31/2026	486
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
Nexant Volt MergerSub, Inc. (5)	Revolver	—	—	5/11/2027	229
Nurture Landscapes (12)	Delayed Draw Term Loan	—	—	6/3/2025	2,086
Nurture Landscapes (12)	Delayed Draw Term Loan	6/3/2025	2,064	—	—
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	351	7/6/2028	150
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	318	6/14/2025	345
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	250	8/10/2027	328
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	4/29/2026	578	—	—
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,390
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	10/13/2025	2,652	—	—
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	550	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	10/14/2028	565	11/16/2025	883
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	10/14/2028	7	—	—
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	1,520	—	—
PCS Retirement (5)	Revolver	3/1/2030	578	—	—
PDFTron Systems Inc. (5)	Revolver	—	—	7/15/2026	149
Pinnacle Purchaser, LLC (5)	Revolver	12/28/2029	625	12/28/2029	575

Pitch MidCo B.V. (9)	Delayed Draw Term Loan	4/26/2028	1,594	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	357	5/12/2029	541
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	9/12/2025	108	5/12/2024	1,892
Point Quest Acquisition, LLC (5)	Revolver	8/12/2028	857	8/12/2028	429
SuperHero Fire Protection, LLC (5)	Revolver	9/1/2026	59	9/1/2026	65
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	228
Premier Dental Care Management, LLC (5)	Revolver	8/5/2028	2,173	8/5/2027	1,338
Premier Dental Care Management, LLC (5)	Delayed Draw Term Loan	8/5/2028	3,379	—	—
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	10/20/2025	2,111	—	—
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	259	9/22/2026	1,277
Pushpay USA, INC. (5)	Revolver	—	—	5/10/2030	1,429
Pye-Barker Fire & Safety, LLC (13)	Delayed Draw Term Loan	—	—	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC (13)	Delayed Draw Term Loan	—	—	11/1/2027	873
Pye-Barker Fire & Safety, LLC (5)	Revolver	—	—	11/26/2027	1,531
Pye-Barker Fire & Safety, LLC (5)	Revolver	—	—	10/1/2024	142
Pye-Barker Fire & Safety, LLC (5)	Revolver	—	—	11/26/2026	1,811
Pye-Barker Fire & Safety, LLC (5)	Revolver	5/24/2030	2,289	—	—
Quorum Health Resources (5)	Revolver	5/26/2027	674	5/26/2027	522
Receivable Solutions, Inc. (5)	Revolver	10/1/2024	180	10/1/2024	150
Right Networks, LLC (5)	Revolver	5/21/2026	70	5/21/2026	233
Saturn Borrower Inc (5)	Revolver	9/30/2026	61	—	—
Seko Global Logistics Network, LLC (5)	Revolver	12/20/2026	324	12/20/2026	943
Seniorlink Incorporated (5)	Revolver	12/31/2027	458	12/31/2027	458
Seniorlink Incorporated (5)	Revolver	12/31/2027	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	6/30/2025	727	6/12/2024	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Vital Care Buyer, LLC (5)	Delayed Draw Term Loan	—	—	10/19/2025	2,222
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Smile Doctors LLC (7)	Delayed Draw Term Loan	—	—	2/24/2025	1
Soltis (7)	Delayed Draw Term Loan	8/5/2026	2,600	—	—
Soltis (5)	Revolver	8/5/2030	400	—	—
SolutionReach, Inc. (5)	Revolver	7/17/2025	467	1/17/2024	467
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	1,050
SQAD Holdco, Inc. (7)	Delayed Draw Term Loan	—	—	4/25/2024	2,425
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	—	—	1/2/2024	833
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,886	12/30/2026	1,887
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	4/25/2026	3,396	—	—
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	528	5/23/2028	1,056
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,812	9/8/2027	1,449
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	7/8/2029	25	7/8/2029	98
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	12/14/2026	3,960	12/14/2026	10,000
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	11/4/2024	840	11/4/2024	1,200
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	12/17/2026	800	—	—
Technology Partners, LLC (5)	Delayed Draw Term Loan	—	—	11/16/2027	1,037
Technology Partners, LLC (7)	Revolver	11/16/2027	747	11/16/2027	747
The Hilb Group, LLC (5)	Revolver	12/2/2025	219	12/2/2025	265
The Hilb Group, LLC (5)	Revolver	12/2/2025	92	12/2/2025	111
The Hilb Group, LLC (5)	Delayed Draw Term Loan	—	—	2/10/2024	498
The Hilb Group, LLC (5)	Revolver	12/2/2025	73	12/2/2025	88
The Mulch & Soil Company, LLC (5)	Revolver	4/30/2026	722	4/30/2026	853
TMA Buyer, LLC (5)	Revolver	9/30/2027	269	9/30/2027	385
Transportation Insight, LLC (5)	Revolver	12/3/2024	416	12/3/2024	55
Tricor Borrower, LLC (5)	Revolver	10/22/2026	173	10/22/2026	58
TriStrux, LLC (5)	Revolver	12/15/2026	97	12/15/2026	499
TriStrux, LLC (7)	Delayed Draw Term Loan	—	—	12/15/2026	483
Unifeye Vision Partners (5)	Revolver	9/13/2025	1,132	9/13/2025	1,133
United Flow Technologies (5)	Revolver	—	—	10/29/2027	616
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	900	11/8/2029	765
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	—	—	11/8/2025	1,650
Vantage Insurance Partners, Inc. (5)	Delayed Draw Term Loan	3/20/2026	4,600	—	—
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	—	—
Vital Care Buyer, LLC (5)	Revolver	7/30/2031	283	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	400	12/12/2029	320
WhiteHawk III Onshore Fund L.P.	Partnership Interest		3,677	7/5/2024	2,123
Total			$200,110		$175,048

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2024 and December 31, 2023.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09
August 3, 2023	September 29, 2023	October 16, 2023	Regular	$0.41
August 3, 2023	August 31, 2023	September 15, 2023	Supplemental	$0.08
May 4, 2023	June 30, 2023	July 17, 2023	Regular	$0.41
February 16, 2023	March 31, 2023	April 17, 2023	Regular	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	Regular	$0.41

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At September 30, 2024 and December 31, 2023, Crescent, Sun Life and other related parties owned 8.74% and 7.25%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2024 and December 31, 2023, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Net increase (decrease) in net assets resulting from operations	$15,268	$22,621	$63,658	$52,979
Weighted average common shares outstanding	37,061,547	37,061,547	37,061,547	35,546,270
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.41	$0.61	$1.72	$1.49

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of September 30, 2024	As of December 31, 2023
Tax Cost		$1,850,971	$1,639,709
Gross Unrealized Appreciation		$7,615	$374
Gross Unrealized Depreciation		(66,897)	(57,314)
	Net Unrealized Investment Appreciation (Depreciation)	$(59,282)	$(56,940)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$155	$-	$155	$-
Excise tax (benefit) provision	500	350	1,300	890
(Benefit) provision for income and excise taxes	$655	$350	$1,455	$890

As of September 30, 2024 and December 31, 2023, $1,463 and $1,296 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Benefit (provision) for taxes on realized gain on investments	$-	$(120)	$-	$132
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	(56)	43	464	598
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(56)	$(77)	$464	$730

As of September 30, 2024 and December 31, 2023, $503 and $114, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of September 30, 2024 and December 31, 2023, $503 and $578, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the nine months ended September 30,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$20.04	$19.83
Net investment income after tax	1.85	1.68
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(0.13)	(0.19)
Net increase (decrease) in net assets resulting from operations	1.72	1.49
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	-	(0.30)
Distributions declared from net investment income(2)	(1.55)	(1.31)
Effects of rounding	(0.01)	(0.01)
Total increase (decrease) in net assets	0.16	(0.13)
Net asset value, end of period	$20.20	$19.70
Shares outstanding, end of period	37,061,547	37,061,547
Market value, end of period	$18.50	$17.10
Weighted average shares outstanding	37,061,547	35,546,270
Total return based on market value (3)	15.88%	45.67%
Total return based on net asset value (4)	8.53%	5.95%
Ratio/Supplemental Data:
Net assets, end of period	$748,807	$730,266
Ratio of total net expenses to average net assets(5)(6)	14.69%	14.27%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.63%	3.64%
Ratio of net investment income before taxes to average net assets(6)	12.49%	11.64%
Ratio of interest and credit facility expenses to average net assets(6)	8.50%	8.25%
Ratio of net incentive fees to average net assets(6)	2.57%	2.38%
Portfolio turnover(7)	16.56%	7.55%
Asset coverage ratio	186%	184%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.73% and 14.30% for the nine months ended September 30, 2024 and 2023, respectively.

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

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase up to $20,000 of the combined company’s common stock via a share purchase program. As of September 30, 2024, Sun Life purchased approximately $12,618 of the Company's common stock via a share purchase program.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2024 and for the nine months ended September 30, 2024.

On November 6, 2024, the Company's Board of Directors declared a regular fourth quarter cash dividend of $0.42 per share, which will be paid on January 15, 2025 to stockholders of record as of December 31, 2024. Additionally, the Company's Board declared a supplemental cash dividend of $0.07 per share which will be paid on December 16, 2024 to stockholders of record as of November 29, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$401.7	25.2%	$429.2	27.0%
Unitranche First Lien	1,023.7	64.4	973.9	61.5
Unitranche First Lien - Last Out	5.8	0.4	13.5	0.9
Senior Secured Second Lien	41.8	2.6	58.2	3.7
Unsecured Debt	18.7	1.2	4.1	0.3
Equity & Other	59.2	3.7	50.1	3.2
LLC/LP Equity Interests	40.5	2.5	53.1	3.4
Total investments	$1,591.4	100.0%	$1,582.1	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023(1)
New investments at cost:
Senior Secured First Lien	$17.8	$17.6	$81.9	$40.1
Unitranche First Lien	53.2	26.9	169.3	70.3
Unitranche First Lien - Last Out	—	—	—	—
Senior Secured Second Lien	—	—	—	—
Unsecured Debt	1.6	0.3	11.9	0.5
Equity & Other	0.1	0.3	2.7	0.5
LLC/LP Equity Interests	—	—	—	0.8
Total	$72.7	$45.1	$265.8	$112.2
Proceeds from investments sold or repaid:
Senior Secured First Lien	$44.0	$19.1	$100.7	$80.1
Unitranche First Lien	37.8	41.4	131.9	58.2
Unitranche First Lien - Last Out	—	—	8.4	—
Senior Secured Second Lien	8.9	—	14.3	4.5
Unsecured Debt	—	—	—	—
Equity & Other	—	—	0.9	—
LLC/LP Equity Interests	1.6	1.6	7.0	1.8
Total	$92.3	$62.1	$263.2	$144.6
Net increase (decrease) in portfolio	$(19.6)	$(17.0)	$2.6	$(32.4)

(1)
Excludes $335.0 million of assets at cost acquired in connection with the FCRD Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	11.6%	12.3%
Percentage of debt bearing a floating rate (at fair value)	97.4%	98.7%
Percentage of debt bearing a fixed rate (at fair value)	2.6%	1.3%
Number of portfolio companies	183	186
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of September 30, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,480.5	98.3%	$1,479.0	99.1%	$1,464.2	98.0%	$1,450.5	98.1%
Non-Accrual	25.6	1.7%	12.7	0.9%	30.6	2.0%	28.4	1.9%
Total	$1,506.1	100.0%	$1,491.7	100.0%	$1,494.8	100.0%	$1,478.9	100.0%

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

As of September 30, 2024, we had fourteen investments across five portfolio companies on non-accrual status, which represented 1.7% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2024 and December 31, 2023.

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

($ in millions)	As of September 30, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	30.7	1.9%	16.2	1.0%
2	1,394.9	87.7	1,366.4	86.4
3	153.1	9.6	175.4	11.1
4	8.7	0.5	24.1	1.5
5	4.0	0.3	—	0.0
Total	1,591.4	100.0%	1,582.1	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total investment income	$51.6	$48.2	$150.9	$134.2
Total net expenses	28.1	26.4	82.4	74.4
Net investment income	$23.5	$21.8	$68.5	$59.8
Net realized gain (loss) on investments and forward contracts	3.8	0.0	(0.5)	(6.3)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(11.9)	0.9	(4.8)	(1.2)
Net realized and unrealized gains (losses)	$(8.1)	$0.9	$(5.3)	$(7.5)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	(0.1)	(0.1)	0.5	0.7
Net increase (decrease) in net assets resulting from operations	$15.3	$22.6	$63.7	$53.0

Investment Income

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Interest from investments	$47.8	$44.6	$139.6	$123.5
Dividend income	3.0	3.2	8.9	9.9
Other income	0.8	0.4	2.4	0.8
Total investment income	$51.6	$48.2	$150.9	$134.2

Interest income, which includes amortization of upfront fees, increased from $44.6 million, for the three months ended September 30, 2023, to $47.8 million for the three months ended September 30, 2024, due to a rise in one-time non-recurring income. Included in interest from investments for the three months ended September 30, 2024 and 2023 are $1.4 million and $0.4 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $3.2 million for the three months ended September 30, 2023 to $3.0 million for the three months ended September 30, 2024 due to lower dividend income from portfolio companies. For the three months ended September 30, 2024 and 2023, we recorded $0.8 million and $0.4 million of other income related to one-time arranger fees, respectively.

Interest income, which includes amortization of upfront fees, increased from $123.5 million, for the nine months ended September 30, 2023, to $139.6 for the nine months ended September 30, 2024, due to a rise in benchmark rates and one-time income. Included in interest from investments for the nine months ended September 30, 2024 and 2023 are $3.2 million and $0.7 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $9.9 million for the nine months ended September 30, 2023 to $8.9 for the nine months ended September 30, 2024 due to lower dividend income from portfolio companies. For the nine months ended September 30, 2024 and 2023, we recorded $2.4 million and $0.8 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Interest and other debt financing costs	$16.1	$15.4	$47.6	$43.0
Management fees	5.1	5.1	15.1	14.5
Income based incentive fees	5.0	4.6	14.5	12.6
Professional fees	0.6	0.4	1.5	1.1
Directors’ fees	0.2	0.2	0.5	0.5
Other general and administrative expenses	0.5	0.5	1.9	2.1
Total expenses	$27.5	$26.2	$81.1	$73.8
Management fee waiver	(0.0)	(0.1)	(0.1)	(0.1)
Income based incentive fees waiver	(0.1)	(0.1)	(0.1)	(0.2)
Net expenses	$27.4	$26.0	$80.9	$73.5
Provision for income and excise taxes	0.7	0.4	1.5	0.9
Total	$28.1	$26.4	$82.4	$74.4

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended September 30, 2024 and 2023 interest and other debt financing costs were $16.1 million and $15.4 million, respectively. For the nine months ended September 30, 2024 and 2023 interest and other debt financing costs were $47.6 million and $43.0 million, respectively. The increase in interest and other debt financing costs was due to a higher weighted average debt outstanding and higher weighted average cost of debt related to a rise in benchmark rates.

Base Management Fees

For the three months ended September 30, 2024 and 2023, we incurred management fees of $5.1 million and $5.1 million, respectively, of which $0.0 million and $0.1 million, respectively, were waived. For the nine months ended September 30, 2024 and 2023 we incurred management fees of $15.1 million and $14.5 million, respectively, of which $0.1 million and $0.1 million, respectively, were waived. The increase in net management fees was driven by growing assets under management.

Incentive Fees

For the three months ended September 30, 2024 and 2023, we incurred income based incentive fees of $5.0 million and $4.6 million, of which $0.1 million and $0.1 million, respectively, were waived. For the nine months ended September 30, 2024 and 2023, we incurred income based incentive fees of $14.5 million and $12.6 million, of which $0.1 million and $0.2 million, respectively, were waived. The increase in net incentive fees was driven by higher pre-incentive fee net investment income.

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

For the three months ended September 30, 2024 and 2023, professional fees were $0.6 million and $0.4 million, respectively. For the nine months ended September 30, 2024 and 2023, professional fees were $1.5 million and $1.1 million, respectively. The increase is related to higher costs related to regulatory compliance.

For the three months ended September 30, 2024 and 2023, other general and administrative expenses were $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2024 and 2023, other general and administrative expenses were $1.9 million and $2.1 million, respectively.

Income and Excise Taxes

For the three months ended September 30, 2024 and 2023, we expensed income and excise taxes of $0.7 million and $0.4 million, respectively. For the nine months ended September 30, 2024 and 2023, we expensed income and excise taxes of $1.5 million and $0.9 million, respectively, due to higher undistributed taxable income balance.

Net Investment Income

For the three months ended September 30, 2024 and 2023, net investment income was $23.5 million or $0.64 per share and $21.8 million or $0.59 per share, respectively. For the nine months ended September 30, 2024 and 2023, net investment income was $68.5 million or $1.85 per share and $59.8 million or $1.68 per share, respectively. The increase in the per share net investment income was due to higher investment income earned year to date.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Realized losses on non-controlled and non-affiliated investments	$—	$—	$(10.5)	$(6.6)
Realized gains on non-controlled and non-affiliated investments	2.3	—	5.8	0.4
Realized losses on non-controlled and affiliated investments	(5.0)	—	(5.0)	—
Realized gains on non-controlled and affiliated investments	—	—	—	—
Realized losses on controlled investments	—	—	—	—
Realized gains on controlled investments	6.4	—	6.4	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	—	—	3.2	—
Realized losses on foreign currency transactions	—	—	(0.5)	(0.1)
Realized gains on foreign currency transactions	0.1	—	0.1	—
Net realized gains (losses) on investments	$3.8	$—	$(0.5)	$(6.3)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(13.2)	$(12.6)	$(21.5)	$(25.2)
Change in unrealized appreciation on non-controlled and non-affiliated investments	12.5	11.8	32.0	30.0
Change in unrealized depreciation on foreign currency translation	—	1.2	—	0.2
Change in unrealized appreciation on foreign currency translation	(3.1)	—	(2.2)	—
Change in unrealized depreciation on non-controlled and affiliated investments	(1.1)	(4.4)	(0.9)	(3.9)
Change in unrealized appreciation on non-controlled and affiliated investments	5.7	0.4	6.7	0.4
Change in unrealized depreciation on controlled and affiliated investments	(11.4)	(0.6)	(15.3)	(5.9)
Change in unrealized appreciation on controlled and affiliated investments	—	3.1	—	2.4
Change in unrealized depreciation on foreign currency forwards	—	—	—	—
Change in unrealized appreciation on foreign currency forwards	(1.4)	2.0	(3.7)	0.8
Net unrealized appreciation (depreciation) on investments	$(12.0)	$0.9	$(4.9)	$(1.2)
Net realized and unrealized gains (losses) on investments	$(8.2)	$0.9	$(5.4)	$(7.5)

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

During the nine months ended September 30, 2024 and 2023, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $77.5 million and $99.4 million, respectively.

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

As of September 30, 2024, we had $37.8 million in cash and cash equivalents and restricted cash and cash equivalents and $317.0 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of September 30, 2024, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2024, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	September 30, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$500.0	$328.6	$171.4	$328.6	$500.0	$329.8	$170.2	$329.8
SMBC Corporate Revolving Facility	385.0	239.4	145.6	239.4	385.0	225.5	159.5	225.5
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Total Debt	$1,181.6	$864.6	$317.0	$864.6	$1,181.6	$851.9	$329.7	$851.9

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and 2023 was 7.23% and 6.96%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and 2023 was $878.9 million and $825.6 million, respectively. As of September 30, 2024 and December 31, 2023, the weighted average cost of debt was 6.59% and 7.02%, respectively.

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

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes is presented below:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Borrowing interest expense	$15.3	$14.5	$44.8	$40.0
Unused facility fees	0.3	0.4	1.1	1.4
Amortization of financing costs	0.5	0.5	1.7	1.6
Total interest and credit facility expenses	$16.1	$15.4	$47.6	$43.0
Weighted average outstanding balance	$898.0	$854.7	$878.9	$825.6

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

As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 186% and 186%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023, we had aggregate unfunded commitments totaling $200.1 million and $175.0 million, respectively.

RECENT DEVELOPMENTS

On November 6, 2024, our Board of Directors declared a regular fourth quarter cash dividend of $0.42 per share, which will be paid on January 15, 2025 to stockholders of record as of December 31, 2024. Additionally, the Board declared a supplemental cash dividend of $0.07 per share which will be paid on December 16, 2024 to stockholders of record as of November 29, 2024. The supplemental dividend is calculated as 50% of quarterly net investment income in excess of our regular quarterly dividend, subject to certain measurement tests and rounded to the nearest penny.

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

As of September 30, 2024, 97.4% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	15.5	5.7	9.8
Up 75 basis points	11.6	4.3	7.3
Up 50 basis points	7.8	2.8	5.0
Up 25 basis points	3.9	1.4	2.5
Down 25 basis points	(3.9)	(1.4)	(2.5)
Down 50 basis points	(7.8)	(2.8)	(5.0)
Down 75 basis points	(11.6)	(4.3)	(7.3)
Down 100 basis points	(15.5)	(5.7)	(9.8)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2024, we had £16.9 million, AUD $29.3, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £20.0 million, AUD $29.3, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, committed to provide secondary market support and will over time purchase $20.0 million of the Company’s common stock via a share purchase program. The Sun Life purchase program, which re-commenced on June 24, 2024 and concluded on July 19, 2024, purchased 382,542 shares of our common stock totaling $7.4 million during the quarter ended September 30, 2024, for total purchases of the full $20.0 million under the share purchase program. Purchases of our common stock pursuant to the Sun Life purchase program are subject to certain conditions as set forth in the program and are conducted in accordance with Rules 10b5- 1 and 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price, and volume of stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Crescent Capital BDC, Inc.

Date: November 12, 2024	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer