Form 10-K
period 2024-12-31
Crescent Capital BDC, Inc.
filed 2025-02-19
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at February 19, 2025 was 37,061,547

The aggregate market value of the voting common equity held by non-affiliates of the registrant, was $390.1 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

CRESCENT CAPITAL BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

About Crescent

Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed Crescent, an employee-owned, registered investment adviser. Crescent is a global credit investment manager with over $45 billion of assets under management. With its headquarters in Los Angeles, Crescent has over 230 employees based in five offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). As a result of the Sun Life Transaction, Crescent became a part of SLC Management, the institutional alternatives and traditional asset management business of Sun Life. There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with our stockholders' interests and may induce the Adviser to make speculative investments.”

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

Term

The Investment Advisory Agreement has been unanimously approved by the Board. Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect until January 5, 2026 and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment (as defined in the 1940 Act). The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—We are dependent upon key personnel of Crescent and the Adviser.”

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

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of our investment adviser’s investment committee or by Crescent. Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate the historical performance of Crescent or the historical performance of investment funds, accounts or other investment vehicles that are or have been managed by members of the Adviser’s investment committee or by Crescent or its employees, and we caution investors that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that the Adviser will be able to continue to implement our investment strategies or achieve our investment objectives with the same degree of success that it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

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

The Investment Advisory Agreement, and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Adviser, may not be as favorable to us as if they had been negotiated exclusively with an unaffiliated third party. In addition, we may desire not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Adviser, the Administrator and their respective affiliates. Any such decision, however, could breach our fiduciary obligations to our stockholders.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to the Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of the Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

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

In addition, we may borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to obtain lines of credit or issue senior securities at all or on terms acceptable to us.

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

Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our investment's level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC.

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

We may retain some income and capital gains in the future, including for purposes of providing additional liquidity, which amounts would be subject to a 4% U.S. federal excise tax to the extent we do not distribute during the calendar year the amount of distributions required to avoid the excise tax. In that event, we will be liable for the tax on the amount by which it does not meet the foregoing distribution requirement. See Item 1(c). Description of Business—Regulation as a Business Development Company—Taxation as a RIC.”

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

Agreements covering our current credit facility require and future agreements governing any debt facilities may require us to comply with certain financial and operational covenants. These covenants may include, among other things:

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

During periods of rising interest rates, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold under the Investment Advisory Agreement and may result in a substantial increase in the amount of Incentive Fees payable to our Adviser with respect to the portion of the Incentive Fee based on income.

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

On January 20, 2025, Mr. Donald J. Trump was inaugurated as President of the United States. As a candidate, President Trump called for significant policy changes and the reversal of several of the prior presidential administration’s policies. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, interest rates, fiscal or monetary policy and other areas in ways that adversely impact us or our portfolio companies.

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

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. Compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party artificial intelligence and machine learning technology applications and users.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common shares less attractive because we will rely on some or all of these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) the for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

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

In addition, investment in middle-market companies involves a number of other significant risks, including:

•
they generally have less predictable operating results, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
changes in laws and regulations, as well as their interpretations, may adversely affect their businesses, financial structures or prospects; and
•
they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) and senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
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

From time to time, our investments may consist of syndicated loans that were not originated by us or our investment adviser. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

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

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective.

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

The Adviser’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our Adviser's due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, the Adviser will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of the Adviser’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we and the Adviser are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns that it expects on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation and periodic downturn risks.

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

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their businesses. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial conditions, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends.

Risks Relating to Our Common Stock

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal, including the risk that the investor may lose their entire investment. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

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

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act and Maryland law, such mergers will not require stockholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of our NAV per share or are otherwise required to be approved under Maryland law. These mergers may involve funds managed by affiliates of our investment adviser. Subject to stockholder approval, the Board may also seek to convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident stockholders.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may discourage, delay or make more difficult a change in control of the Company, including (i) the Maryland Business Combination Act (the “Business Combination Act”), which, subject to any applicable requirements of the 1940 Act and certain other limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of us who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter will impose special appraisal rights and supermajority voting requirements on these combinations and (ii) the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”), which, subject to any applicable requirements of the 1940 Act, provides that our “control shares” (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. The Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, provided that the business combination is first approved by the Board, including a majority of the independent directors, and the Bylaws exempt from the Control Share Acquisition Act acquisitions of our stock by any person. However, if the resolution exempting business combinations is repealed or the Board or independent directors do not approve a business combination or we amend the Bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Business Combination Act or Control Share Acquisition Act, as the case may be, may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer.

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

As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company for up to five years following an IPO or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our shares that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and have filed an annual report on Form 10-K, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period or (iv) December 31 of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the 1933 Securities Act.

General Risk Factors

Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay their loans during such periods. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Macroeconomic factors such as real GDP growth, consumer confidence, the global health epidemics or pandemics, supply chain disruptions, inflation, employment levels, oil prices, interest rates, tax rates, foreign currency exchange rate fluctuations and other macroeconomic trends can adversely affect customer demand for the products and services that our portfolio companies offer and may adversely impact their businesses or financial results. In addition, although we invest primarily in companies located in the United States, our portfolio companies may rely on parts or supplies manufactured outside the United States. As a result, any event causing a disruption of imports, including natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to our portfolio companies, which may negatively impact their businesses or financial results.

Adverse economic conditions may also decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. If the value of collateral underlying our loan declines during the term of the loan, a portfolio company may not be able to obtain the necessary funds to repay the loan at maturity through refinancing. Decreasing collateral value may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. Thus, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to us. We consider a number of factors in making our investment decisions, including, but not limited to, the financial condition and prospects of a portfolio company and its ability to repay our loan. Unfavorable economic conditions could negatively affect the valuations of our portfolio companies and, as a result, make it more difficult for such portfolio companies to repay or refinance our loans. Therefore, these events could prevent us from increasing our investments and harm our operating results. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when its loans are due, termination of the portfolio company’s loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize its ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, depending on the facts and circumstances, including the extent to which we actually provide significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt.

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio companies' ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our ability and our portfolio companies' ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on our respective assets as a result of a bank agreeing to provide financing.

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

The impact of events described above on our portfolio companies could affect their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

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

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net	Low Sales Price Premium (Discount) to Net	Cash Dividend
Period	Value (1)	High	Low	Asset Value (2)	Asset Value (2)	Per Share (3)
Year ended December 31, 2022
First Quarter	$21.18	$18.47	$17.16	(12.8)%	(19.0)%	$0.41
Second Quarter	$20.69	$18.05	$15.28	(12.8)%	(26.1)%	$0.41
Third Quarter	$20.16	$18.10	$15.02	(10.2)%	(25.5)%	$0.41
Fourth Quarter	$19.83	$14.92	$12.77	(24.8)%	(35.6)%	$0.41
Year ended December 31, 2023
First Quarter	$19.38	$15.79	$13.26	(18.5)%	(31.6)%	$0.41
Second Quarter	$19.58	$15.14	$13.23	(22.7)%	(32.4)%	$0.41
Third Quarter	$19.70	$17.43	$15.59	(11.5)%	(20.9)%	$0.49	(4)
Fourth Quarter	$20.04	$17.95	$15.45	(10.4)%	(22.9)%	$0.50	(5)
Year ended December 31, 2024
First Quarter	$20.28	$17.66	$16.03	(12.9)%	(21.0)%	$0.51	(6)
Second Quarter	$20.30	$19.10	$16.96	(5.9)%	(16.5)%	$0.53	(7)
Third Quarter	$20.20	$19.44	$17.47	(3.8)%	(13.5)%	$0.51	(8)
Fourth Quarter	$19.98	$19.98	$17.55	0.0%	(12.2)%	$0.49	(9)
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
(4)
Consists of a regular quarterly dividend of $0.41 per share and supplemental dividend of $0.08 per share.
(5)
Consists of a regular quarterly dividend of $0.41 per share and supplemental dividend of $0.09 per share.
(6)
Consists of a regular quarterly dividend of $0.41 per share and supplemental dividend of $0.10 per share.

(7)
Consists of a regular quarterly dividend of $0.42 per share and supplemental dividend of $0.11 per share.

(8)
Consists of a regular quarterly dividend of $0.42 per share and supplemental dividend of $0.09 per share.
(9)
Consists of a regular quarterly dividend of $0.42 per share and supplemental dividend of $0.07 per share.

The last reported price for our common stock on February 18, 2025 was $20.00 per share, which represented a 0.1% premium to our NAV as of December 31, 2024.

Stock Performance Graph

This graph compares the stockholder return on our common stock from February 3, 2020 (the date our common stock commenced trading on NASDAQ) to December 31, 2024 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. This graph assumes that on February 3, 2020, $100 was invested in our common stock, Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
CCAP
S&P 500
Russell 2000 Financial Services
S&P BDC Index

Holders

As of December 31, 2024, there were 32 holders of record of our common stock (excluding Cede & Co).

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

The following tables summarize our dividends declared and payable for the years ended December 31, 2024, 2023, and 2022:

($ in millions except per share amounts)

Date Declared	Record Date	Payment Date (1)	Per Share Amount	Total Amount
November 12, 2024	December 31, 2024	January 15, 2025	$0.42	$15.6
November 12, 2024	November 29, 2024	December 16, 2024	$0.07	$2.6
August 12, 2024	September 30, 2024	October 15, 2024	$0.42	$15.6
August 12, 2024	August 30, 2024	September 16, 2024	$0.09	$3.3
May 8, 2024	June 28, 2024	July 15, 2024	$0.42	$15.6
May 8, 2024	May 31, 2024	June 17, 2024	$0.11	$4.1
February 21, 2024	March 27, 2024	April 15, 2024	$0.41	$15.2
February 21, 2024	February 29, 2024	March 15, 2024	$0.10	$3.7
November 2, 2023	December 29, 2023	January 16, 2024	$0.41	$15.2
November 2, 2023	November 30, 2023	December 15, 2023	$0.09	$3.3
August 3, 2023	September 29, 2023	October 16, 2023	$0.41	$15.2
August 3, 2023	August 31, 2023	September 15, 2023	$0.08	$3.0
May 4, 2023	June 30, 2023	July 17, 2023	$0.41	$15.2
February 16, 2023	March 31, 2023	April 17, 2023	$0.41	$15.2
November 4, 2022	December 31, 2022	January 17, 2023	$0.41	$12.6
August 5, 2022	September 30, 2022	October 17, 2022	$0.41	$12.6
May 3, 2022	June 30, 2022	July 15, 2022	$0.41	$12.6
February 18, 2022	March 31, 2022	April 15, 2022	$0.41	$12.6
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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2024		As of December 31, 2023
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$379.7	23.7%	$429.2	27.0%
Unitranche First Lien	1,044.1	65.3	973.9	61.5
Unitranche First Lien - Last Out	14.8	0.9	13.5	0.9
Senior Secured Second Lien	38.5	2.4	58.2	3.7
Unsecured Debt	17.5	1.1	4.1	0.3
Equity & Other	64.9	4.1	50.1	3.2
LLC/LP Equity Interests	39.4	2.5	53.1	3.4
Total investments	$1,598.9	100.0%	$1,582.1	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the years ended
	December 31, 2024	December 31, 2023(1)
New investments at cost:
Senior Secured First Lien	$107.0	$65.7
Unitranche First Lien	263.7	131.4
Unitranche First Lien - Last Out	9.0	—
Senior Secured Second Lien	—	—
Unsecured Debt	10.3	0.5
Equity & Other	5.0	2.3
LLC/LP Equity Interests	—	0.8
Total	$395.0	$200.7
Proceeds from investments sold or repaid:
Senior Secured First Lien	$145.8	$123.1
Unitranche First Lien	192.1	96.6
Unitranche First Lien - Last Out	7.6	—
Senior Secured Second Lien	16.5	4.5
Unsecured Debt	—	2.6
Equity & Other	—	0.9
LLC/LP Equity Interests	9.1	3.5
Total	$371.1	$231.2
Net increase (decrease) in portfolio	$23.9	$(30.5)

(1)
Excludes $335.0 million of assets at cost acquired in connection with the FCRD Acquisition. The assets acquired, at cost, were comprised of $185.1 million of Senior Secured First Lien, $100.1 million of Unitranche First Lien, $2.8 million of Equity investments, and $47.0 million of LLC/LP Equity Interests

The following table presents certain selected information regarding our investment portfolio:

	As of December 31, 2024	As of December 31, 2023
Weighted average yield on income producing securities (at cost) (1)	10.9%	12.3%
Percentage of debt bearing a floating rate (at fair value)	97.3%	98.7%
Percentage of debt bearing a fixed rate (at fair value)	2.7%	1.3%
Number of portfolio companies	185	186
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of December 31, 2024				As of December 31, 2023
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,492.7	97.8%	$1,480.7	99.1%	$1,464.2	98.0%	$1,450.5	98.1%
Non-Accrual	34.3	2.2%	13.5	0.9%	30.6	2.0%	28.4	1.9%
Total	$1,527.0	100.0%	$1,494.2	100.0%	$1,494.8	100.0%	$1,478.9	100.0%

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

As of December 31, 2024, we had eighteen investments across seven portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2024, and 2023.

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

($ in millions)	As of December 31, 2024		As of December 31, 2023
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	29.9	1.9%	16.2	1.0%
2	1,360.9	85.0	1,366.4	86.4
3	194.6	12.2	175.4	11.1
4	12.0	0.8	24.1	1.5
5	1.5	0.1	—	0.0
Total	1,598.9	100.0%	1,582.1	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the years ended December 31,
	2024	2023
Total investment income	$197.4	$184.1
Total net expenses, including taxes	108.4	101.6
Net investment income	$89.0	$82.5
Net realized gain (loss) on investments and forward contracts	(3.7)	(12.9)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(12.2)	13.2
Net realized and unrealized gains (losses)	$(15.9)	$0.3
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	0.5	1.0
Net increase (decrease) in net assets resulting from operations	$73.6	$83.8

Investment Income

(in $ millions)	For the years ended December 31,
	2024	2023
Interest from investments	$183.0	$169.8
Dividend income	11.3	13.3
Other income	3.1	1.0
Total investment income	$197.4	$184.1

Interest income, which includes amortization of upfront fees, increased from $169.8 million, for the year ended December 31, 2023, to $183.0 million for the year ended December 31, 2024, due to the growth of our income producing portfolio and increase in one-time non-recurring income. Included in interest from investments for the years ended December 31, 2024 and December 31, 2023 are $3.7 million and $1.8 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $13.3 million for the years ended December 31, 2023 to $11.3 million for the year ended December 31, 2024 due to lower dividend distributions from our portfolio companies. For the years ended December 31, 2024 and December 31, 2023, we recorded $3.1 million and $1.0 million of other income, respectively. The increase is attributable to higher origination related fee income.

Expenses

(in $ millions)	For the years ended December 31,
	2024	2023
Interest and other debt financing costs	$62.8	$58.7
Management fees	20.2	19.6
Income based incentive fees	18.9	17.5
Professional fees	2.0	1.6
Directors’ fees	0.6	0.6
Other general and administrative expenses	2.5	2.8
Total expenses	$107.0	$100.8
Management fee waiver	(0.1)	(0.2)
Income based incentive fees waiver	(0.1)	(0.3)
Net expenses	$106.8	$100.3
Provision for income and excise taxes	1.6	1.3
Total	$108.4	$101.6

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the years ended December 31, 2024 and December 31, 2023 interest and other debt financing costs were $62.8 million and $58.7 million, respectively. The increase in interest and other debt financing costs was due to a higher weighted average debt outstanding.

Base Management Fees

For the years ended December 31, 2024 and December 31, 2023, we incurred management fees of $20.2 million and $19.6 million, respectively, of which $0.1 million and $0.2 million, respectively, were waived. The increase in net management fees was driven by higher assets under management.

Incentive Fees

For the years ended December 31, 2024 and December 31, 2023, we incurred income based incentive fees of $18.9 million and $17.5 million, of which $0.1 million and $0.3 million, respectively, were waived. The increase in net incentive fees was driven by higher pre-incentive fee net investment income.

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

For the years ended December 31, 2024 and 2023, professional fees were $2.0 million and $1.6 million, respectively. The higher professional fees were due to additional regulatory compliance costs.

For the years ended December 31, 2024 and 2023, other general and administrative expenses were $2.5 million and $2.8 million, respectively. The decrease in other general and administrative expenses was due to lower operating costs.

Income and Excise Taxes

For the years ended December 31, 2024 and 2023, we expensed income and excise taxes of $1.6 million and $1.3 million, respectively. The increase in income and excise taxes is attributable to an increase in undistributed taxable income.

Net Investment Income

For the years ended December 31, 2024 and 2023, net investment income was $89.0 million or $2.40 per share and $82.5 million or $2.30 per share, respectively. The increase in the per share net investment income was due to higher investment income earned year to date.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the years ended December 31,
	2024	2023
Realized losses on non-controlled and non-affiliated investments	$(13.0)	$(13.5)
Realized gains on non-controlled and non-affiliated investments	6.0	1.0
Realized losses on non-controlled and affiliated investments	(5.3)	—
Realized gains on non-controlled and affiliated investments	0.1	—
Realized losses on controlled investments	—	—
Realized gains on controlled investments	6.4	—
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	3.2	1.0
Realized losses on foreign currency transactions	(1.2)	(1.4)
Realized gains on foreign currency transactions	0.1	—
Net realized gains (losses) on investments	$(3.7)	$(12.9)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(34.0)	$(22.7)
Change in unrealized appreciation on non-controlled and non-affiliated investments	30.4	46.4
Change in unrealized depreciation on foreign currency translation	—	(1.8)
Change in unrealized appreciation on foreign currency translation	2.5	—
Change in unrealized depreciation on non-controlled and affiliated investments	(1.9)	(5.5)
Change in unrealized appreciation on non-controlled and affiliated investments	6.0	1.0
Change in unrealized depreciation on controlled and affiliated investments	(14.9)	(6.2)
Change in unrealized appreciation on controlled and affiliated investments	—	5.0
Change in unrealized depreciation on foreign currency forwards	(0.2)	—
Change in unrealized appreciation on foreign currency forwards	—	(3.0)
Net unrealized appreciation (depreciation) on investments	$(12.1)	$13.2
Net realized and unrealized gains (losses) on investments	$(15.8)	$0.3

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

During the years ended December 31, 2024, and 2023, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $55.5 million and $97.4 million, respectively.

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

As of December 31, 2024, we had $39.4 million in cash and cash equivalents and restricted cash and cash equivalents and $337.5 million of undrawn capacity on the unfunded unsecured notes, our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of December 31, 2024, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of December 31, 2024, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of December 31, 2024. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Capital Share Activity

In connection with the FCRD Acquisition, we issued 6,174,187 shares as part of the consideration paid for net assets acquired.

Debt

($ in millions)	December 31, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$500.0	$344.9	$155.1	$344.9	$500.0	$329.8	$170.2	$329.8
SMBC Corporate Revolving Facility	310.0	242.6	67.4	242.6	385.0	225.5	159.5	225.5
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	—	35.0	—	—	—	—	—
Series 2024A Unsecured Notes - 2030	80.0	—	80.0	—	—	—	—	—
Total Debt	$1,221.6	$884.1	$337.5	$884.1	$1,181.6	$851.9	$329.7	$851.9

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2024 and 2023 was 7.12% and 7.02%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2024 and 2023 was $881.1 million and $837.0 million, respectively. As of December 31, 2024, and 2023, the weighted average cost of debt was 6.38% and 7.02%, respectively.

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

SMBC Corporate Revolving Facility

On October 27, 2021, we entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender (the “SMBC Corporate Revolving Facility”). On December 3, 2024, we amended the SMBC Corporate Revolving Facility. The amendment, among other things, (i) decreased the size of the aggregate revolving commitment from $350.0 million to $285.0 million, (ii) added an initial term commitment of $25.0 million for an aggregate facility size of $310.0 million, (iii) increased the interest rate by 0.125% so that borrowings under the revolving commitment will bear interest at the applicable benchmark rate plus 2.000% or 2.125%, subject to certain provisions, (iii) extended the facility termination to December 3, 2029 and (iv) extended the facility revolving commitment period termination to December 1, 2028.

The maximum principal amount of the SMBC Corporate Revolving Facility is $310.0 million, comprised of $25.0 million term loan and $285.0 million revolving commitment, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 2.000% or 2.125%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. We pay unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on December 3, 2029.

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

Series 2024A Unsecured Notes - 2028 and 2030

On December 20, 2024, we entered into the Third Supplement dated as of December 20, 2024 (the “Third Supplement”) by and among us and the qualified institutional investors named therein to the Note Purchase Agreement dated July 30, 2020 by and among us and the purchasers party thereto. The Third Supplement governed the issuance of a private offering to qualified institutional investors of up to (a) $35.0 million in aggregate principal amount of senior unsecured notes due February 18, 2028 (the “Series 2024A Unsecured Notes - 2028”) and (b) $80.0 million in aggregate principal amount of senior unsecured notes due February 18, 2030 (the “Series 2024A Unsecured Notes - 2030” and, together with the 2028 Notes, the “Series 2024A Notes”). The Series 2024A Unsecured Notes - 2028 have a fixed interest rate of 6.77% and will be due on February 18, 2028 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Series 2024A Unsecured Notes - 2030 have a fixed interest rate of 6.90% and will be due on February 18, 2030 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on both unsecured notes will be payable semiannually, on the 18th day of February and August in each year, commencing with August 18, 2025. The interest rates are subject to an increase of up to 1.00% upon the occurrence of certain trigger events set forth in the purchase agreement governing the issuance and sale of the Series 2024A Notes. The issuance of the Series 2024A Notes occurred on February 18, 2025.

The summary of costs incurred in connection with the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes is presented below:

($ in millions)	For the years ended December 31,
	2024	2023
Borrowing interest expense	$58.9	$54.8
Unused facility fees	1.5	1.8
Amortization of financing costs	2.4	2.1
Total interest and credit facility expenses	$62.8	$58.7
Weighted average outstanding balance	$881.1	$837.0

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

As of December 31, 2024, and 2023, our asset coverage ratio was 183% and 186%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024, and 2023, we had aggregate unfunded commitments totaling $212.5 million and $175.0 million, respectively.

RECENT DEVELOPMENTS

On February 12, 2025, our Board of Directors declared the following cash dividends:

Cash Dividend Type	Record Date	Payment Date	Amount per Share
Regular	March, 31, 2025	April 15, 2025	$0.42
Special	February 28, 2025	March 14, 2025	0.05
Special	May 30, 2025	June 13, 2025	0.05
Special	August 29, 2025	September 15, 2025	0.05

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

As of December 31, 2024, 97.3% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.7	5.9	8.8
Up 75 basis points	11.0	4.4	6.6
Up 50 basis points	7.3	2.9	4.4
Up 25 basis points	3.7	1.5	2.2
Down 25 basis points	(3.7)	(1.5)	(2.2)
Down 50 basis points	(7.3)	(2.9)	(4.4)
Down 75 basis points	(11.0)	(4.4)	(6.6)
Down 100 basis points	(14.7)	(5.9)	(8.8)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2024, we had £16.9 million, AUD $44.8, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £17.2 million, €18.3 million, AUD $29.5, and SEK 11.6 at par.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the syndication agents, underlying investees and others; when replies were not received from the syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

February 19, 2025

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31, 2024	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,511,386 and $1,469,251, respectively)	$1,504,013	$1,465,537
Non-controlled affiliated investments (cost of $46,104 and $56,084, respectively)	46,793	52,619
Controlled investments (cost of $66,416 and $67,353, respectively)	48,051	63,919
Cash and cash equivalents	10,130	7,780
Restricted cash and cash equivalents	29,292	16,690
Interest and dividend receivable	11,008	14,000
Receivable from unsettled transactions	1,163	251
Unrealized appreciation on foreign currency forward contracts	4,815	5,128
Deferred tax assets	746	114
Other assets	263	1,341

Total assets	$1,656,274	$1,627,379

Liabilities
Debt (net of deferred financing costs of $8,214 and $7,138, respectively)	$875,837	$844,783
Distributions payable	15,566	15,195
Interest and other debt financing costs payable	10,408	10,900
Management fees payable	5,066	5,026
Incentive fees payable	4,305	4,770
Deferred tax liabilities	746	578
Unrealized depreciation on foreign currency forward contracts	—	84
Accrued expenses and other liabilities	3,709	3,449
Total liabilities	915,637	884,785

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	—	—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 shares issued and outstanding)	37	37
Paid-in capital in excess of par value	959,098	965,895
Accumulated earnings (loss)	(218,498)	(223,338)
Total net assets	740,637	742,594
Total liabilities and net assets	$1,656,274	$1,627,379
Net asset value per share	$19.98	$20.04

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$166,912	$162,089	$101,751
Paid-in-kind interest	9,592	3,191	1,564
Dividend income	497	438	127
Other income	3,056	658	540
From non-controlled affiliated investments:
Interest income	3,834	2,974	1,625
Paid-in-kind interest	1,529	816	2,106
Dividend income	1,058	2,058	5,169
Other income	16	309	—
From controlled investments:
Interest income	1,077	609	745
Paid-in-kind interest	—	192	732
Dividend income	9,784	10,800	2,358
Other income	8	—	—
Total investment income	197,363	184,134	116,717

Expenses:
Interest and other debt financing costs	62,761	58,742	31,880
Management fees	20,223	19,613	16,344
Income based incentive fees	18,855	17,451	11,214
Capital gains based incentive fees	—	—	(6,324)
Professional fees	2,027	1,593	1,302
Directors’ fees	618	600	524
Other general and administrative expenses	2,561	2,753	2,660
Total expenses	107,045	100,752	57,600
Management fees waiver	(125)	(190)	(229)
Income based incentive fees waiver	(145)	(276)	(538)
Net expenses	106,775	100,286	56,833
Net investment income before taxes	90,588	83,848	59,884
Provision for income and excise taxes	1,555	1,307	155
Net investment income	89,033	82,541	59,729
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(6,969)	(12,465)	1,157
Non-controlled affiliated investments	(5,214)	-	7,098
Controlled investments	6,443	-	(3,301)
Foreign currency transactions	(1,171)	(1,435)	(33)
Foreign currency forward contracts	3,223	1,021	24
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(1,154)	21,772	(43,818)
Non-controlled affiliated investments	4,154	(4,505)	(9,419)
Controlled investments	(14,931)	(1,171)	(1,600)
Foreign currency forward contracts	(229)	(2,954)	6,513
Net realized and unrealized gains (losses) on investments	(15,848)	263	(43,379)

Benefit (provision) for taxes on realized gain on investments	—	132	(911)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	464	901	105
Net increase (decrease) in net assets resulting from operations	$73,649	$83,837	$15,544

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$1.99	$2.33	$0.50
Net investment income per share (basic and diluted):	$2.40	$2.30	$1.93
Weighted average shares outstanding (basic and diluted):	37,061,547	35,928,203	30,887,360

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	89,033	89,033
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(3,688)	(3,688)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(12,160)	(12,160)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	464	464
Distributions from distributable earnings	—	—	—	(75,606)	(75,606)
Total increase (decrease) for the year ended December 31, 2024	—	—	—	$(1,957)	$(1,957)
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	—	(6,797)	6,797	—
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	82,541	82,541
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(12,879)	(12,879)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	13,142	13,142
Benefit (provision) for taxes on realized gain on investments	—	—	—	132	132
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	901	901
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	—	91,257
Deemed contribution from Adviser (Note 13)	—	—	22,040	—	22,040
Distributions from distributable earnings	—	—	—	(67,081)	(67,081)
Total increase (decrease) for the year ended December 31, 2023	6,174,187	$6	$113,291	$16,756	$130,053
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	—	177,596	(177,596)	—
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	30,887,360	$31	$666,162	$(13,908)	$652,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	59,729	59,729
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	4,945	4,945
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(48,324)	(48,324)
Provision for taxes on realized gain on investments	—	—	—	(911)	(911)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	105	105
Distributions from distributable earnings	—	—	—	(55,288)	(55,288)
Total increase (decrease) for the year ended December 31, 2022	—	—	—	(39,744)	(39,744)
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	—	8,846	(8,846)	—
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$73,649	$83,837	$15,544

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(394,956)	(200,695)	(307,998)
Paid-in-kind interest income	(10,895)	(3,868)	(4,455)
Proceeds from sales of investments and principal repayments	371,110	231,179	277,566
Net realized (gain) loss on investments and foreign currency transactions	12,266	14,479	(4,886)
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	—	(14,981)	—
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	11,931	(16,096)	54,837
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	229	2,954	(6,513)
Amortization of premium and accretion of discount, net	(8,820)	(7,269)	(6,854)
Amortization of deferred financing costs	2,356	2,100	1,738
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(912)	(246)	14,866
(Increase) decrease in interest and dividend receivable	2,992	(4,055)	(3,182)
(Increase) decrease in deferred tax asset	(632)	(23)	(49)
(Increase) decrease in other assets	1,078	3,319	(4,534)
Increase (decrease) in management fees payable	40	970	226
Increase (decrease) in incentive fees payable	(465)	1,658	(3,812)
Increase (decrease) in directors’ fees payable	—	(151)	37
Increase (decrease) in interest and other debt financing costs payable	(492)	2,429	2,958
Increase (decrease) in deferred tax liability	168	(321)	(57)
Increase (decrease) in payable for investment purchased	—	(514)	514
Increase (decrease) in accrued expenses and other liabilities	260	(2,408)	2,005
Net cash provided by (used for) operating activities	$58,907	$92,298	$27,951

Cash flows from financing activities:
Issuance of unsecured debt	—	50,000	—
Repayment of unsecured debt	—	(50,000)	—
Deferred financing and debt issuance costs paid	(3,432)	(3,859)	(221)
Distributions paid	(75,235)	(64,550)	(55,288)
Borrowings on credit facilities	347,424	498,469	339,215
Repayments on credit facilities	(312,227)	(515,047)	(318,111)
Net cash provided by (used for) financing activities	(43,470)	(84,987)	(34,405)
Effect of exchange rate changes on cash denominated in foreign currency	(485)	92	(5)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	14,952	7,403	(6,459)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	24,470	17,067	23,526
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$39,422	$24,470	$17,067

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$60,436	$55,498	$26,903
Cash paid during the period for taxes	$1,342	$665	$1,974
Accrued but unpaid distributions	$15,566	$15,195	$12,664
Issuance of shares in connection with asset acquisition (Note 13)	—	$91,257	—
Deemed contribution from the Adviser (non-cash) (Note 13)	—	$22,040	—

(1)
As of December 31, 2024, the balance included cash and cash equivalents of $10,130 (including cash denominated in foreign currency of $692) and restricted cash and cash equivalents of $29,292 (including cash denominated in foreign currency of $13,514. As of December 31, 2023, the balance included cash and cash equivalents of $7,780 (including cash denominated in foreign currency of $1,728) and restricted cash and cash equivalents of $16,690 (including cash denominated in foreign currency of $692).
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

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.91%	05/2028	135	131	0.0	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.91%	05/2028	3,949	3,898	0.5	3,949
Continental Battery Company	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	11.48%	01/2027	7,523	7,469	0.7	5,207
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	11.48%	01/2027	2,775	2,765	0.3	1,920
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.36%	09/2028	8,943	8,859	1.2	8,898
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(19)	0.0	(9)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.53%	09/2028	12,652	12,497	1.7	12,589
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.36%	09/2028	2,425	2,394	0.3	2,413
					38,402	37,994	4.7	35,102
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,736	6,715	0.9	6,736
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	9,381	7,052	0.2	1,514
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	972	971	0.1	972
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.47%	11/2027	5,620	5,558	0.8	5,620
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.47%	11/2027	865	860	0.1	865
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(11)	0.0	—
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	—	(6)	0.0	(13)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(5)	0.0	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.34%	11/2030	3,197	3,166	0.4	3,165

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (including 50 PIK)	9.75%	07/2028	3,329	3,290	0.4	3,276
Oliver Packaging LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor) (including 50 PIK)	10.25%	07/2028	149	143	0.0	141
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (including 50 PIK)	10.25%	07/2028	250	246	0.0	246
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.93%	08/2027	886	882	0.1	878
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.12%	04/2030	172	172	0.0	165
Painters Supply & Equipment Company	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.41%	08/2027	317	312	0.0	312
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.93%	08/2027	1,983	1,963	0.3	1,965
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.19%	04/2030	846	846	0.1	838
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.48%	12/2026	2,717	2,679	0.3	1,970
TriStrux, LLC	Senior Secured First Lien Revolver	S + 800 (100 Floor) (including 200 PIK)	12.48%	12/2026	959	945	0.1	669
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.48%	12/2026	953	940	0.1	691
					39,332	36,718	3.9	30,005
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.99%	04/2029	126	126	0.0	126
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.99%	02/2029	3,474	3,446	0.5	3,474
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.99%	04/2029	199	199	0.0	199
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.09%	10/2026	3,569	3,491	0.5	3,569
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(17)	0.0	—
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.90%	06/2031	882	874	0.1	851
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(8)	0.0	(14)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.90%	06/2031	4,809	4,763	0.6	4,731
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.71%	05/2027	12,746	12,654	1.7	12,746
GH Parent Holdings Inc.	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.71%	05/2027	264	251	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.71%	05/2027	6,143	6,143	0.8	6,143

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.33%	08/2029	1,068	1,048	0.1	1,060
Guardian Access Solutions	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.33%	08/2029	338	322	0.0	334
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.51%	08/2029	2,864	2,806	0.4	2,852
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2030	—	(7)	0.0	(17)
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Revolver			11/2030	—	(10)	0.0	(10)
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	11/2030	2,550	2,518	0.3	2,519
Hamsard 3778 Limited (4)(5)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	(18)	0.0	(17)
Hamsard 3778 Limited (11)	Unitranche First Lien - Last Out Term Loan	S + 550	10.20%	10/2031	8,939	9,025	1.2	8,707
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.20%	12/2026	18,408	18,221	2.5	18,408
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(19)	0.0	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.93%	12/2026	239	237	0.0	239
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.20%	12/2026	1,428	1,419	0.2	1,428
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.21%	01/2026	3,692	3,677	0.5	3,692
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.21%	01/2026	2,777	2,765	0.4	2,777
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(3)	0.0	—
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.03%	06/2028	11,018	10,875	1.5	10,946
Infobase	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.98%	06/2028	807	790	0.1	798
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.68%	10/2030	10,489	10,230	1.4	10,594
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.58%	10/2030	989	953	0.1	1,004
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	—	(33)	0.0	15

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	332	332	0.0	320
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	998	997	0.1	961
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.59%	07/2027	608	601	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.74%	07/2027	219	216	0.0	219
MHS Acquisition Holdings, LLC	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.74%	07/2027	30	29	0.0	30
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.65%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.17%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.68%	02/2029	4,296	4,214	0.6	4,296
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	1,933	1,914	0.3	1,933
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(19)	0.0	—
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	1,723	1,723	0.2	1,723
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	2,537	2,537	0.3	2,537
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	—	(6)	0.0	(10)
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	(5)
NRG Controls	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.36%	10/2030	3,092	3,054	0.4	3,055
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 800	12.69%	05/2030	1,310	1,310	0.2	1,310
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Revolver	S + 800	12.67%	05/2030	474	474	0.1	474
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	—	(13)	0.0	(27)
RN Enterprises, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.58%	10/2031	204	188	0.0	187
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	10/2031	6,841	6,756	0.9	6,756
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	05/2031	1,141	1,141	0.2	1,129
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.10%	05/2030	327	327	0.0	299
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	05/2031	26,428	26,428	3.5	26,143

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc.	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.00%	10/2025	120	120	0.0	120
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.19%	10/2025	2,137	2,131	0.3	2,137
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	5,107	5,016	0.7	5,075
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,313	0.3	2,344
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	—	(11)	0.0	(34)
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Revolver			11/2031	—	(9)	0.0	(9)
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.26%	11/2031	4,575	4,542	0.6	4,541
					164,687	163,096	21.7	163,608
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.67%	07/2028	4,728	4,675	0.6	4,719
Bandon Fitness (Texas) Inc. (4)(5)	Unitranche First Lien Revolver			07/2028	—	(4)	0.0	(1)
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.67%	07/2028	2,047	2,028	0.3	2,043
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.78%	11/2027	7,537	7,471	1.0	7,537
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.97%	11/2027	1,102	1,087	0.1	1,102
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.86%	10/2028	13,467	13,340	1.8	13,255
Everlast Parent Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.86%	10/2028	829	816	0.1	803
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.11%	10/2028	3,310	3,254	0.4	3,196
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.23%	12/2027	5,017	4,961	0.7	5,017
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.23%	12/2027	1,684	1,676	0.2	1,684
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.23%	12/2027	1,674	1,656	0.2	1,674
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	0.0	—
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	10.48%	12/2027	1,827	1,817	0.2	1,838
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.23%	12/2027	696	683	0.1	696

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	11.78%	11/2026	3,332	3,322	0.4	3,151
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	11.78%	11/2026	3,300	3,283	0.4	3,122
HGH Purchaser, Inc. (4)(5)	Unitranche First Lien Revolver			11/2026	—	3	0.0	(84)
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (75 Floor) (including 250 PIK)	11.78%	11/2026	7,851	7,815	1.0	7,426
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.61%	06/2028	302	285	0.0	302
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.76%	06/2029	10,160	10,040	1.4	10,160
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,731	1,704	0.2	1,707
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.76%	06/2029	880	867	0.1	884
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.76%	06/2029	482	478	0.1	485
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	11.65%	08/2026	4,656	4,612	0.6	4,377
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	11.65%	08/2026	2,063	2,041	0.3	1,939
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(1)	0.0	—
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	2,621	2,599	0.4	2,621
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.00%	09/2026	4,432	4,400	0.6	4,432
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	1,187	1,177	0.2	1,187
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.21%	04/2029	5,146	5,113	0.7	5,146
Mario Purchaser, LLC	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	15.21%	04/2032	4,258	4,177	0.6	4,344
Mario Purchaser, LLC	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.21%	04/2028	313	300	0.0	313
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.21%	04/2029	9,664	9,528	1.3	9,664
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575.3 (100 Floor)	10.21%	04/2029	475	392	0.1	475
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	—	0.0	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.03%	07/2025	2,971	2,971	0.4	2,936
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	0.0	(6)
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.26%	08/2029	3,504	3,480	0.5	3,507
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,221	1,201	0.2	1,181
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	304	292	0.0	290

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	12/2028	12,844	12,663	1.7	13,030
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.35%	12/2028	2,883	2,865	0.4	2,924
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(22)	0.0	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.35%	12/2028	375	351	0.1	430
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.94%	11/2029	1,485	1,473	0.2	1,485
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.86%	11/2029	1,642	1,628	0.2	1,642
USA Hometown Experts, Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.95%	11/2029	180	173	0.0	180
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	—	0.0	—
Wrench Group LLC (8)	Senior Secured Second Lien Term Loan	1125	11.25%	04/2027	4,833	4,773	0.6	4,793
					139,013	137,433	18.4	137,604
Diversified Financials
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.82%	09/2028	9,804	9,672	1.4	9,874
Alera Group Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.82%	09/2028	4,888	4,820	0.7	4,922
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.09%	09/2028	2,952	2,903	0.4	2,983
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(7)	0.0	(4)
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Revolver			06/2031	—	(8)	0.0	(2)
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.65%	06/2031	7,584	7,511	1.0	7,564
iLending LLC (9)	Senior Secured First Lien Term Loan			06/2026	4,385	4,385	0.3	2,407
iLending LLC (4)(5)(9)	Senior Secured First Lien Revolver			06/2026	—	—	0.0	(324)
King Mid LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.83%	12/2027	3,474	3,455	0.5	3,474
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	0.0	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.83%	12/2027	3,373	3,334	0.5	3,373
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.83%	12/2027	2,003	2,003	0.3	2,003

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	03/2030	837	830	0.1	837
PCS Retirement	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.08%	03/2030	123	116	0.0	123
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.08%	03/2030	5,062	5,018	0.7	5,062
RWA Wealth Partners, LLC.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.10%	11/2030	309	297	0.0	273
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(10)	0.0	(10)
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.27%	11/2030	6,150	6,105	0.8	6,105
Soltis (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2030	—	(6)	0.0	(42)
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(8)	0.0	(8)
Soltis	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.07%	08/2030	1,895	1,863	0.2	1,864
					52,839	52,271	6.9	50,474
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	1,250	1,250	0.2	1,142
					1,250	1,250	0.2	1,142
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 410 PIK)	15.35%	04/2028	3,166	2,962	0.3	2,005
					3,166	2,962	0.3	2,005
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.89%	05/2027	4,872	4,836	0.7	4,872
JTM Foods LLC	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.89%	05/2027	747	740	0.1	747
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.73%	05/2027	663	660	0.1	663
Mann Lake Ltd. (9)	Senior Secured First Lien Revolver			01/2025	850	848	0.1	498
Mann Lake Ltd. (9)	Senior Secured First Lien Term Loan			01/2025	1,686	1,683	0.1	1,030
					8,818	8,767	1.1	7,810
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2028	6,865	6,770	0.9	6,687
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2028	1,217	1,211	0.2	1,186
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2028	1,318	1,301	0.2	1,285
ACI Group Holdings, Inc.	Unitranche First Lien Revolver	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2027	74	67	0.0	55

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.08%	10/2029	3,960	3,926	0.5	3,960
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	10/2029	218	210	0.0	218
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(6)	0.0	—
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	3,406	3,391	0.5	3,406
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	4,863	4,816	0.6	4,863
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(7)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.59%	02/2029	4,169	4,133	0.6	4,169
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.00%	10/2027	4,802	4,749	0.6	4,802
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	2,148	2,136	0.3	2,148
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(7)	0.0	—
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	1,541	1,541	0.2	1,541
Avalign Technologies, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.86%	12/2028	501	473	0.1	462
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S +725 (75 Floor) (including 362.5 PIK)	11.76%	12/2028	13,037	12,558	1.7	12,728
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	4,452	4,452	0.6	4,452
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	1,575	1,575	0.2	1,575
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC (6)	Unsecured Debt	S + 1000 PIK (100 Floor)	14.48%	05/2026	1,819	1,363	0.2	1,819
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.83%	08/2027	4,975	4,925	0.7	4,975
CC Amulet Management, LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.73%	08/2027	671	662	0.1	671
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500	9.78%	08/2027	911	901	0.1	911

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			06/2027	—	(9)	0.0	(3)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.68%	06/2027	11,280	11,245	1.5	11,263
ConvenientMD	Senior Secured First Lien Term Loan	S + 500	9.66%	06/2029	5,637	5,579	0.8	5,632
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2029	—	(8)	0.0	(1)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	11/2027	11,449	11,335	1.5	11,449
EMS Buyer, Inc.	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.21%	11/2027	403	398	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.42%	11/2027	975	963	0.1	975
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	11/2027	2,090	2,090	0.3	2,090
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.48%	06/2029	13,446	12,975	1.7	12,505
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.47%	07/2028	19,350	19,249	2.6	19,302
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.97%	04/2026	5,992	5,966	0.8	5,858
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(6)	0.0	(13)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.97%	04/2026	3,507	3,492	0.5	3,428
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (including 100 PIK)	11.71%	06/2026	4,935	4,899	0.6	4,805
Great Lakes Dental Partners, LLC	Unitranche First Lien Revolver	S + 725 (100 Floor) (including 100 PIK)	11.71%	06/2026	307	304	0.0	296
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.43%	05/2027	4,402	4,357	0.6	4,402
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	A + 575 (100 Floor)	10.23%	05/2027	851	837	0.1	851
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.23%	05/2027	3,293	3,244	0.4	3,293
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.96%	05/2027	1,073	1,060	0.1	1,073
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.23%	06/2030	862	862	0.1	862
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	14,607	14,483	2.0	14,607
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,668	2,629	0.4	2,668
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.93%	12/2026	961	945	0.1	961
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,715	2,674	0.4	2,715
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	387	381	0.1	387

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	2,962	2,962	0.4	2,895
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.24%	06/2026	356	356	0.0	348
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.98%	06/2026	442	442	0.1	432
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	814	814	0.1	796
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	7,708	7,537	1.1	7,939
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(64)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	06/2030	17,070	16,749	2.3	17,332
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.66%	10/2027	5,902	5,836	0.8	5,681
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 650 (100 Floor) (including 75 PIK)	11.28%	03/2028	1,154	1,151	0.1	1,030
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.35%	03/2028	468	467	0.1	418
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.37%	03/2028	2,248	2,242	0.3	2,006
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.23%	10/2027	5,536	5,474	0.7	5,417
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.50%	10/2027	1,074	1,062	0.1	1,047
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2027	17,650	17,650	2.4	17,650
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	435	416	0.1	435
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	883	860	0.1	883
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(4)	0.0	—
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.86%	02/2031	6,114	6,057	0.8	6,114
Medical Review Institute of America (4)(5)	Senior Secured First Lien Revolver			07/2030	—	(7)	0.0	—
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	07/2030	5,686	5,631	0.8	5,686

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.43%	06/2027	4,410	4,362	0.6	4,410
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.43%	06/2027	5,474	5,411	0.7	5,474
MWD Management LLC (United Derm)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.43%	06/2027	480	467	0.1	480
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	967	966	0.1	941
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	6,732	6,734	0.9	6,554
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	884	877	0.1	860
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	299	299	0.0	291
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	249	249	0.0	243
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.99%	01/2028	2,841	2,801	0.4	2,833
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(10)	0.0	(5)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.99%	01/2028	11,834	11,679	1.6	11,798
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.99%	01/2028	361	356	0.0	360
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.99%	01/2028	3,528	3,492	0.5	3,514
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	3,896	3,836	0.5	3,927
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	10.58%	05/2029	215	212	0.0	205
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.08%	05/2029	454	443	0.1	421
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.08%	05/2029	7,133	7,031	0.9	6,841
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.61%	08/2028	9,238	9,129	1.2	9,155
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.61%	08/2028	5,012	5,005	0.7	4,967
Premier Dental Care Management, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.59%	08/2027	236	216	0.0	215
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.61%	08/2028	1,524	1,506	0.2	1,487

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.44%	09/2027	10,159	10,048	1.4	10,158
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	09/2027	1,582	1,571	0.2	1,582
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	04/2030	2,101	2,063	0.3	2,100
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.93%	05/2027	5,204	5,171	0.7	5,185
Quorum Health Resources (4)(5)	Unitranche First Lien Revolver			05/2027	—	(6)	0.0	(2)
Safco Dental Supply, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.98%	06/2025	342	341	0.0	334
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(12)	0.0	(31)
REP Behavioral Health, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.36%	12/2030	121	103	0.0	103
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.36%	12/2030	5,750	5,678	0.8	5,678
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.98%	06/2025	4,043	4,036	0.5	3,986
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(8)	0.0	(2)
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	9,115	9,031	1.2	9,099
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	4,725	4,657	0.6	4,717
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	0.0	(1)
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(15)	0.0	(12)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	10.81%	12/2028	789	789	0.1	788
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	10.81%	12/2028	15,391	15,293	2.1	15,372
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.40%	07/2025	4,624	4,607	0.6	4,624
SolutionReach, Inc.	Senior Secured First Lien Revolver	P + 600	13.75%	07/2025	467	465	0.1	467
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.30%	07/2029	3,693	3,622	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	8.72%	07/2029	3,628	3,495	0.5	3,628
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	10.30%	07/2029	1,936	1,899	0.3	1,916
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.90%	07/2029	6,040	5,808	0.8	6,040

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.17%	05/2029	6,206	6,153	0.8	6,206
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(5)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.96%	05/2029	357	348	0.0	357
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.96%	06/2030	2,587	2,587	0.3	2,587
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.48%	09/2025	2,947	2,937	0.4	2,889
Unifeye Vision Partners	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.48%	09/2025	1,247	1,243	0.2	1,213
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.48%	09/2025	5,130	5,111	0.7	5,029
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.48%	09/2025	4,933	4,930	0.6	4,837
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	—	(3)	0.0	(4)
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2031	2,152	2,131	0.3	2,122
					421,250	415,834	56.0	417,459
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	12.94%	03/2026	3,086	3,075	0.4	2,991
Lash Opco LLC	Unitranche First Lien Revolver	S + 775 (100 Floor) (including 510 PIK)	12.94%	09/2025	384	382	0.0	372
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	12.94%	03/2026	3,147	3,129	0.4	3,050
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (including 510 PIK)	12.94%	03/2026	1,021	1,017	0.1	990
					7,638	7,603	0.9	7,403
Insurance
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(29)	0.0	—
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(5)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	04/2030	2,189	2,167	0.3	2,190

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.73%	04/2028	8,042	7,992	1.1	8,042
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(3)	0.0	—
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	04/2028	1,411	1,399	0.2	1,411
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	04/2028	1,723	1,705	0.2	1,723
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	11.23%	04/2028	247	243	0.0	247
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.78%	09/2028	6,464	6,406	0.9	6,481
Galway Borrower, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.78%	09/2028	45	40	0.0	42
Galway Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	09/2028	11	9	0.0	12
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0	1
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.1	2
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.51%	08/2028	20,225	20,225	2.8	20,261
Integro Parent, Inc. (11)	Senior Secured Second Lien Term Loan	S + 1225 PIK (100 Floor)	16.85%		2,337	2,337	0.3	2,035
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (including 200 PIK)	10.48%	08/2026	5,217	4,993	0.7	5,075
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(13)	0.0	(12)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(14)	0.0	(12)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.75%	10/2028	9,088	9,011	1.2	9,056
Patriot Growth Insurance Services, LLC	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.46%	10/2028	330	323	0.0	328
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.48%	10/2028	2,791	2,772	0.4	2,781
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.33%	10/2028	703	691	0.1	699
The Hilb Group, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	—	(16)	0.0	(33)
The Hilb Group, LLC	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.11%	10/2031	124	108	0.0	107
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	10/2031	14,988	14,839	2.0	14,838

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(19)	0.0	(107)
Vantage Insurance Partners, Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.33%	12/2028	78	71	0.0	59
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.33%	12/2028	4,483	4,445	0.6	4,378
					80,496	79,676	10.9	79,604
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,470	992	0.0	116
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,662	—	0.0	—
A&A Global Imports, LLC	Senior Secured First Lien Revolver	S + 665 (100 Floor)	10.98%	06/2026	545	545	0.1	545
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	3,183	3,171	0.1	1,103
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	497	495	0.0	172
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Revolver			06/2026	623	620	0.0	77
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	242	241	0.0	84
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	829	826	0.0	287
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.27%	11/2030	9,832	9,660	1.3	9,807
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(28)	0.0	(4)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	12/2029	4,257	4,220	0.6	4,257
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(5)	0.0	—
					23,140	20,733	2.1	16,444
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.48%	12/2027	7,191	7,114	1.0	7,189
Alcanza Clinical Research	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.48%	12/2027	125	124	0.0	125

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 PIK (75 Floor)	11.21%	12/2028	15,068	14,884	1.7	12,380
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 650 PIK (75 Floor)	11.21%	12/2028	783	774	0.1	643
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	12.47%	12/2029	14,700	14,449	1.9	14,186
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.96%	09/2026	2,174	2,152	0.3	2,163
Teal Acquisition Co., Inc	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.81%	09/2026	1,095	1,084	0.1	1,089
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.96%	09/2026	1,200	1,191	0.2	1,194
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.76%	09/2026	292	291	0.0	291
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	10.01%	12/2029	3,341	3,268	0.4	3,333
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(9)	0.0	(1)
					45,969	45,322	5.7	42,592
Retailing
MeriCal, LLC (9)	Unitranche First Lien Term Loan			11/2025	7,290	7,307	0.5	3,706
MeriCal, LLC (9)	Senior Secured First Lien Revolver			11/2025	630	630	0.0	82
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2025	—	(2)	0.0	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.94%	06/2025	13,874	13,842	1.9	13,874
					21,794	21,777	2.4	17,662
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,853	6,014	0.4	2,779
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	32,125	—	0.0	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	17,887	—	0.0	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	15,445	—	0.0	—
					74,310	6,014	0.4	2,779

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.28%	06/2028	2,780	2,761	0.4	2,779
ABACUS Holdings I LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.28%	06/2028	517	502	0.1	517
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.28%	06/2028	6,647	6,560	0.9	6,647
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	—	0.0	—
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver			06/2028	—	—	0.0	—
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(2)	0.0	(14)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 200 PIK)	11.59%	07/2027	6,118	6,061	0.8	5,909
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	1,350	1,332	0.2	1,350
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(1)	0.0	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	967	953	0.1	967
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	3,361	3,315	0.4	3,361
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600	10.74%	11/2027	535	528	0.1	535
Apps Associates LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	07/2027	5,466	5,412	0.7	5,371
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.21%	07/2027	1,760	1,744	0.2	1,729
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(7)	0.0	(14)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2027	19,186	19,186	2.5	19,081
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(21)	0.0	(13)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.46%	06/2026	4,743	4,713	0.6	4,743
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(3)	0.0	—
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.71%	10/2025	1,356	1,353	0.2	1,333
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.92%	10/2025	288	287	0.0	283
Benesys Inc.	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.92%	10/2025	152	155	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.92%	10/2025	138	137	0.0	135

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.08%	08/2030	3,092	3,077	0.4	3,092
Blue Mantis	Senior Secured First Lien Revolver	S + 475 (75 Floor)	9.08%	08/2030	245	235	0.0	245
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.08%	08/2030	3,516	3,474	0.5	3,516
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(21)	0.0	—
C-4 Analytics	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.01%	05/2030	555	538	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.01%	05/2030	18,408	18,234	2.5	18,408
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.33%	03/2026	2,419	2,411	0.3	2,419
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(6)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	03/2026	10,309	10,254	1.4	10,309
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	9,379	9,296	1.2	9,206
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	275	271	0.0	265
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.82%	12/2028	550	540	0.1	540
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.08%	01/2029	7,079	7,017	0.9	7,079
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.11%	01/2029	173	154	0.0	173
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.35%	01/2029	567	563	0.1	567
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.35%	01/2029	108	106	0.0	108
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	13,365	13,064	1.8	13,341
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(30)	0.0	(3)
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(8)	0.0	(8)
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	12/2030	3,050	3,012	0.4	3,012
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	2,786	2,759	0.4	2,781

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2028	12,892	12,729	1.7	13,021
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(13)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2028	1,102	1,092	0.1	1,113
List Partners, Inc.	Senior Secured First Lien Revolver	S + 650 (100 Floor) (including 50 PIK)	10.96%	06/2025	316	315	0.0	281
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 50 PIK)	10.96%	06/2025	3,591	3,586	0.4	3,310
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2026	19,689	19,583	2.6	19,738
MRI Software LLC	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.08%	02/2026	86	78	0.0	39
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2026	1,283	1,276	0.2	1,286
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	—	0.0	—
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.08%	02/2027	100	95	0.0	95
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	—	(7)	0.0	(25)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2030	—	(10)	0.0	(10)
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	07/2030	6,085	6,026	0.8	6,030
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.09%	07/2031	273	257	0.0	273
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	07/2031	13,295	13,168	1.8	13,386
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.99%	10/2026	2,994	2,974	0.4	2,897
New Era Technology, Inc.	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.83%	10/2026	228	226	0.0	221
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	10/2026	1,924	1,908	0.2	1,861
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	10/2026	6,377	6,339	0.8	6,170
New Era Technology, Inc.	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.83%	10/2026	486	481	0.1	470
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(24)	0.0	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.96%	10/2027	9,378	9,279	1.3	9,378

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +650 (100 Floor) (including 100 PIK)	11.00%	03/2027	1,083	1,082	0.1	1,069
Ontario Systems, LLC	Unitranche First Lien Revolver	S +650 (100 Floor) (including 100 PIK)	11.98%	03/2027	500	499	0.1	494
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +650 (100 Floor) (including 100 PIK)	11.25%	03/2027	3,133	3,125	0.4	3,094
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +650 (100 Floor) (including 100 PIK)	11.00%	03/2027	545	538	0.1	538
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +650 (100 Floor) (including 100 PIK)	11.00%	03/2027	444	440	0.1	439
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,132	1,132	0.1	1,088
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	12.46%	07/2027	5,000	5,000	0.7	5,000
Right Networks, LLC (5)	Unitranche First Lien Revolver			05/2026	—	—	0.0	—
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.96%	05/2026	9,255	9,218	1.2	9,255
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.96%	05/2026	8,057	7,999	1.1	8,057
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	05/2026	2,054	2,040	0.3	2,054
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor) (including 425 PIK)	11.26%	12/2026	314	310	0.0	248
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor) (including 425 PIK)	11.20%	12/2026	2,591	2,572	0.3	2,043
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.98%	09/2026	19,826	19,613	2.6	19,826
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.98%	09/2026	2,415	2,389	0.3	2,415
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.98%	09/2026	1,816	1,800	0.2	1,816
Smartronix, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.35%	11/2028	23,387	23,070	3.1	23,387
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(38)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	04/2028	2,364	2,350	0.3	2,364
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(12)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.08%	04/2028	8,726	8,616	1.2	8,726
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2030	—	(5)	0.0	(12)
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(3)	0.0	(4)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.80%	12/2030	1,200	1,188	0.2	1,188

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.23%	05/2028	792	788	0.1	792
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.23%	05/2028	5,168	5,100	0.7	5,168
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.49%	05/2028	2,370	2,370	0.3	2,370
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.00%	09/2027	3,042	2,962	0.4	2,997
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(9)	0.0	(6)
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.92%	09/2027	362	353	0.0	357
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 550 (including 245 PIK)	8.93%	06/2027	4,949	4,940	0.5	3,978
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (including 245 PIK)	8.93%	06/2027	1,230	1,228	0.1	989
Transportation Insight, LLC	Senior Secured First Lien Revolver	S + 550 (including 245 PIK)	8.93%	06/2027	338	336	0.0	191
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	12/2025	616	614	0.1	616
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,009	1,004	0.1	1,009
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.46%	12/2025	407	404	0.1	407
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,872	1,867	0.2	1,872
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,493	1,486	0.2	1,493
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,114	1,104	0.1	1,114
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	195	194	0.0	195
					330,138	326,927	43.0	326,615
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.64%	12/2026	3,513	3,433	0.5	3,513
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (including 200 PIK)	12.59%	08/2025	5,798	5,798	0.5	3,604
Gener8, LLC	Senior Secured First Lien Revolver	S + 800 (including 200 PIK)	12.59%	08/2025	1,238	1,238	0.1	656
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.59%	08/2025	250	250	0.0	155
					10,799	10,719	1.1	7,928

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (including 425 PIK)	11.49%	08/2026	2,327	2,326	0.3	2,280
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (including 425 PIK)	11.49%	08/2026	440	440	0.1	431
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (including 425 PIK)	11.49%	08/2026	42	42	0.0	42
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 675 (including 425 PIK)	9.17%	01/2028	4,289	4,239	0.6	4,238
					7,098	7,047	1.0	6,991
Total Debt Investments United States					1,470,139	1,382,143	180.7%	1,353,227
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	828
Sun Acquirer Corp.	Common Stock				428	43	0.0	58
						658	0.1	886

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	0.0	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock Class A				2,805,726	1,011	0.5	3,490
Allied Universal Holdings, LLC	Common Stock Class A				684,903	685	0.1	852
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	216
ASP MCS Acquisition Corp. (6)	Common Stock				791	-	0.0	66
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	333	0.1	446
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.3	1,879
Iris Buyer, LLC	Common Stock				577	577	0.1	635
Iris Buyer, LLC	Common Stock				576,923	—	0.0	56
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	1,104
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	—
RN Enterprises, LLC	Common Stock				776	776	0.1	776
Receivable Solutions, Inc.	Preferred Stock Class A				137,000	137	0.0	328

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.5	3,820
Seko Global Logistics Network, LLC (11)	Common Stock				625	2,372	0.3	2,372
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						10,972	2.1	16,043
Consumer Services
Everlast Parent Inc.	Common Stock				948	949	0.1	699
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	682
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	24
HGH Purchaser, Inc.	Common Stock Class A				4,171	417	0.0	201
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,357
Legalshield	Common Stock				372	372	0.1	751
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	786
Mario Purchaser, LLC	Common Stock				118	118	0.0	91
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	342
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,370
Wrench Group LLC	Common Stock				2,337	235	0.1	597
Wrench Group LLC	Common Stock				655	66	0.0	167
						7,141	0.9	7,067
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					267	0.0	336
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	0.0	—
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.4	32,574
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,312	0.2	1,131
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	31
WhiteHawk III Onshore Fund L.P. (2)(6)(11)(13)(14)	Partnership Interest					4,957	0.7	5,354
						48,094	5.3	39,426
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	3,000	0.3	2,334
						3,000	0.3	2,334

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	910	0.1	456
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	5,030
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	40
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.0	74
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	2,545
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,567
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	84
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.3	2,487
Patriot Acquisition Topco S.A.R.L (11)	Common Stock Class A				1,192	1,192	0.2	1,416
Patriot Acquisition Topco S.A.R.L (11)	Common Stock Class B				16,416	46	0.0	—
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,273
Smile Doctors LLC	Common Stock				1,191	714	0.1	668
Vital Care Buyer, LLC	Common Stock				649	1	0.0	5
Vital Care Buyer, LLC	Common Stock				64	64	0.0	56
						11,898	2.2	16,701
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1	475
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,143
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,448
Integro Parent, Inc. (11)	Common Stock				4,468	454	0.0	—
						2,494	0.6	4,066
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
						—	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	952	0.2	1,140
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	554
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	214
WCT Group Holdings, LLC	Common Stock				118	1,177	0.2	1,675
						3,132	0.5	3,583
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0	—
MeriCal, LLC	Common Stock				5,334	—	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	569
Slickdeals Holdings, LLC (6)	Common Stock				89	891	0.1	892
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,108	608	0.1	910
						1,602	0.3	2,371
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	0.0	—
						—	0.0	—
Software & Services
Certify, Inc.	Common Stock				841	247	0.0	289
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	867
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	—
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	1,982
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,294
Park Place Technologies, LLC	Common Stock Class A2				479	479	0.0	—
Park Place Technologies, LLC	Common Stock Class B2				442,203	27	0.1	461
Park Place Technologies, LLC	Common Stock Class W				685,018	—	0.0	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	386
						4,012	0.8	5,285

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						93,003	13.3%	99,016
Total United States						$1,475,146	194.0%	$1,452,243
Canada
Equity Investments
Telecommunication Services
Sandvine Corporation	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0	—
Total Canada						$—	0.0%	$—
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	11.72%	12/2027	£7,681	$7,645	1.0%	$7,673
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	11.48%	12/2027	£1,038	1,006	0.1	1,037
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.57%	06/2028	£1,775	1,960	0.2	1,773
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.59%	06/2028	£491	524	0.1	490
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.22%	06/2028	£13,786	13,361	1.8	13,773
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.20%	06/2028	£2,675	2,641	0.4	2,673
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.20%	06/2028	£3,567	3,598	0.5	3,564
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.24%	06/2028	£6,243	6,079	0.8	6,236
					37,256	36,814	4.9	37,219

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.33%	03/2028	£4,352	$4,293	0.6	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	£9,939	9,805	1.3	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	£4,953	4,878	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£—	(52)	0.0	—
					19,244	18,924	2.6	19,244
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	11.32%	10/2030	£5,439	$5,210	0.7	$5,433
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	11.07%	10/2030	£1,559	1,495	0.2	1,558
					6,998	6,705	0.9	6,991
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 575	10.73%	08/2028	£510	$522	0.1	$510
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.73%	08/2028	£16,586	17,873	2.2	16,569
					17,096	18,395	2.3	17,079
Total Debt Investments United Kingdom					£80,594	$80,838	10.7%	$80,533
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Preferred Stock				£2,126,875	$968	0.3	$2,023
VetStrategy (11)	Common Stock				£37,612	30	—	—
					2,164,487	998	0.3	2,023
Total Equity Investments United Kingdom						998	0.3%	2,023
Total United Kingdom						$81,836	11.0%	$82,556

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	9.36%	10/2030	€2,985	$3,072	0.4%	$2,986
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.36%	10/2030	€1,029	1,046	0.1	1,029
					€4,014	4,118	0.5	4,015
Total Debt Investments France					4,014	4,118	0.5%	4,015
Total France						$4,118	0.5%	$4,015
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	10.20%	11/2031	£6,267	$6,130	0.8%	$6,088
					£6,267	6,130	0.8	6,088
Total Debt Investments Jersey					£6,267	6,130	0.8%	6,088
Total Jersey						$6,130	0.8%	$6,088
Netherlands
Debt Investments
Commercial & Professional Services
Pitch MidCo B.V. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€—	(19)	—	—
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	9.60%	04/2031	€2,967	2,986	0.4	2,967
					2,967	2,967	0.4	2,967

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600 (including 187.5 PIK)	11.55%	07/2029	€2,305	$2,283	0.3	$2,305
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (including 187.5 PIK)	9.68%	07/2029	€1,301	1,258	0.2	1,301
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	€—	—	0.0	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 600 (including 218.75 PIK)	11.34%	07/2029	€3,449	3,381	0.5	3,449
					7,055	6,922	1.0	7,055
Total Debt Investments Netherlands					10,022	9,889	1.4%	10,022
Total Netherlands						$9,889	1.4%	$10,022
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				€1,025	$1	0.0	$—
Miraclon Corporation (11)	Preferred Stock				€90,601	73	0.0	122
						74	0.0	122
Total Equity Investments Belgium						$74	0.0%	$122
Total Belgium						$74	0.0%	$122
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(28)	0.0	$(27)
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	9.38%	11/2030	AUD 6,430	6,686	0.8	6,298
					AUD 6,430	6,658	0.8	6,271

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.23%	03/2028	AUD 18,070	$21,410	2.4	$18,061
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575 (75 Floor)	10.23%	03/2028	AUD 3,013	3,350	0.4	3,012
					AUD 21,083	24,760	2.8	21,073
Total Debt Investments Australia					AUD 27,513	31,418	3.6%	27,344
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock Class A				AUD 128,654,071	$1,286	0.2	$1,286
Ancora Bidco PTY LTD (11)	Common Stock Class B				AUD 6,771,267	68	0.0	68
						1,354	0.2	1,354
Total Equity Investments Australia						1,354	0.2%	1,354
Total Australia						$32,772	3.8%	$28,698
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 600 (including 150 PIK)	9.39%	08/2029	€9,319	$8,883	1.3	$9,322
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	(7)	0.0	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 (including 1339 PIK)	13.39%	08/2030	€2,448	2,381	0.3	2,448
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (including 150 PIK)	10.18%	08/2029	€1,572	1,598	0.2	1,572
					13,339	12,855	1.8	13,342
Total Debt Investments Sweden					13,339	12,855	1.8%	13,342

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.2	1,771
						1,086	0.2	1,771
Total Equity Investments Sweden						1,086	0.2%	1,771
Total Sweden						$13,941	2.0%	$15,113
Total Investments						$1,623,906	213.5%	$1,598,857

Cash Equivalents
Goldman Sachs Financial Square Government Fund			4.41%			$2,110	0.3	$2,110
Cash Equivalents Total						$2,110	0.3%	$2,110
Investments and Cash Equivalents Total						$1,626,016	213.8%	$1,600,967

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2024, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $740,637 as of December 31, 2024.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.33%	4.31%	4.25%	4.18%
EURIBOR (“E”)	-	2.79%	2.74%	2.56%	2.45%
SONIA (“SN”)	4.70%	-	-	-	-
BBSY ("B")	-	-	4.42%	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of December 31, 2024.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 12.3% as of December 31, 2024.
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
(14)
Capital contributed to this investment is subject to restrictions on withdrawal.

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 371	GBP 272	6/3/2026	$29
Wells Fargo Bank, N.A.	USD 3,656	AUD 5,401	3/22/2028	$249
Wells Fargo Bank, N.A.	USD 1,107	SEK 11,583	8/20/2027	$7
Wells Fargo Bank, N.A.	USD 20,607	AUD 29,250	3/22/2028	$2,059
Wells Fargo Bank, N.A.	USD 6,759	AUD 10,174	10/6/2028	$347
Wells Fargo Bank, N.A.	USD 3,074	GBP 2,237	6/3/2026	$265
Wells Fargo Bank, N.A.	USD 1,944	GBP 1,362	6/3/2026	$230
Wells Fargo Bank, N.A.	USD 170	GBP 121	6/3/2026	$18
Wells Fargo Bank, N.A.	USD 17,790	GBP 12,870	8/24/2026	$1,611
Total Foreign Currency Exchange Contracts				$4,815

AUD Australian Dollar ("AUD") EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, INC. Consolidated Schedule of Investments December 31, 2023 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

avalign

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

(15)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted, as defined by the 1940 Act. Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated.
(16)
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
(17)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted, as defined by the 1940 Act. See Note 2 “Summary of Significant Accounting Policies”.
(18)
The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(19)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 8 “Commitments, Contingencies and Indemnifications”.
(20)
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
(22)
Fixed rate investment.
(23)
The investment is on non-accrual status as of December 31, 2023.
(24)
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
(25)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.6% as of December 31, 2023.
(26)
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

December 31, 2024

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, we had eighteen investments across seven portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. As of December 31, 2023, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.0% and 1.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2024 and 2023.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2024 the Company is subject to examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations. The ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and requires retrospective application for all prior periods presented within the financial statements.

Since its commencement, the Company has operated and been managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Consolidated Financial Statements. The chief operating decision maker (“CODM”) is represented by an executive committee comprised of a chief executive officer, a chief financial officer and other executive officers of the Company. The CODM considers net investment income, leverage and net increase (decrease) in net assets resulting from operations in deciding how to deploy capital and/or make distributions to shareholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Schedules of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company's performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 12.

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred administrative services expenses of $1,365, $1,454 and $1,316 respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2024, and 2023, $555 and $493, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred management fees of $20,223, $19,613 and $16,344 of which $125, $190 and $229, respectively, were waived. As of December 31, 2024 and 2023, management fees of $5,066 and $5,026, respectively, were unpaid.

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

For the years ended December 31, 2024, 2023, and 2022, the Company incurred income incentive fees of $18,855, $17,451 and $11,214, of which $145, $276 and $538, respectively, were waived. As of December 31, 2024, and 2023, income incentive fees of $4,305 and $4,770, respectively, were unpaid.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recorded an accrual (reversal) of capital gains incentive fees on unrealized capital appreciation of $0, $0 and $(6,324), respectively. As of December 31, 2024, and 2023, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent, its employees and certain officers and directors of the Company. As of December 31, 2024, and 2023, Crescent, its employees and certain officers and directors of the Company owned 2.74% and 2.65%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of December 31, 2024, and 2023, Sun Life owned 6.01% and 4.60%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes and a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, both described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the year ended December 31, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$903	$—	$—	$55	$15,110	$1,539
ASP MCS Acquisition	799	355	(864)	119	319	728	41
Bayside Opco, LLC	6,704	1,078	(41)	—	179	7,920	1,677
GACP II, LP	3,927	(639)	(2,855)	(505)	72	-	—
Isagenix International, LLC	2,546	318	—	—	(859)	2,005	403
Slickdeals Holdings, LLC	15,192	12	(147)	—	(291)	14,766	1,649
smarTours, LLC	—	23	—	(4,828)	4,805	—	70
Vivid Seats Ltd.	1,021	—	—	—	(111)	910	—
WhiteHawk III Onshore Fund L.P.	8,278	(1,355)	(1,554)	—	(15)	5,354	1,058
Total Non-Controlled Affiliates	$52,619	$695	$(5,461)	$(5,214)	$4,154	$46,793	$6,437

The Company’s investments in non-controlled affiliates for the year ended December 31, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2023	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$12,117	$1,596	$—	$—	$439	$14,152	$1,299
ASP MCS Acquisition	826	226	(3)	—	(250)	799	37
Bayside Opco, LLC	—	6,615	(262)	—	351	6,704	437
GACP II, LP	4,889	—	(1,091)	—	129	3,927	672
Isagenix International, LLC	—	2,642	—	—	(96)	2,546	413
Slickdeals Holdings, LLC	15,433	88	(148)	—	(181)	15,192	1,866
smarTours, LLC	—	4,805	—	—	(4,805)	—	47
Vivid Seats Ltd.	944	—	—	—	77	1,021	—
WhiteHawk III Onshore Fund L.P.	8,871	847	(1,271)	—	(169)	8,278	1,386
Total Non-Controlled Affiliates	$43,080	$16,819	$(2,775)	$—	$(4,505)	$52,619	$6,157

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

The Company’s investments in controlled affiliates for the year ended December 31, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$1,615	$(695)	$—	$(2,074)	$9,221	$614
First Eagle Logan JV, LLC(1)	39,004	—	(2,559)	—	(3,870)	32,575	9,784
Loadmaster Derrick & Equipment, Inc.	6,287	—	(3,750)	6,443	(5,504)	3,476	471
OEM Group, LLC	8,253	(322)	(1,669)	—	(3,483)	2,779	—
Total Controlled Affiliates	$63,919	$1,293	$(8,673)	$6,443	$(14,931)	$48,051	$10,869

The Company’s investments in controlled affiliates for the year ended December 31, 2023 were as follows (in thousands):

	Fair Value as of December 31, 2022	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2023	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$11,375	$248	$(69)	$—	$(1,179)	$10,375	$801
First Eagle Logan JV, LLC(1)	—	44,768	(796)	—	(4,968)	39,004	10,800
Loadmaster Derrick & Equipment, Inc.	—	1,807	(250)	—	4,730	6,287	—
OEM Group, LLC	—	9,031	(1,024)	—	246	8,253	—
Total Controlled Affiliates	$11,375	$55,854	$(2,139)	$—	$(1,171)	$63,919	$11,601

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

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2024			As of December 31, 2023
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$395,736	$379,627	$(16,109)	$436,249	$429,210	$(7,039)
Unitranche First Lien	1,055,506	1,044,141	(11,365)	976,366	973,864	(2,502)
Unitranche First Lien - Last Out	14,888	14,741	(147)	15,627	13,544	(2,083)
Senior Secured Second Lien	44,571	38,537	(6,034)	62,659	58,212	(4,447)
Unsecured Debt	16,690	17,525	835	3,915	4,061	146
Equity & Other	48,421	64,860	16,439	40,165	50,050	9,885
LLC/LP Equity Interests	48,094	39,426	(8,668)	57,707	53,134	(4,573)
Total investments	$1,623,906	$1,598,857	$(25,049)	$1,592,688	$1,582,075	$(10,613)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
Health Care Equipment & Services	$436,183	27.3%	$409,925	25.9%
Software & Services	348,979	21.8	335,803	21.2
Commercial & Professional Services	231,599	14.6	219,937	14.0
Consumer Services	144,671	9.0	150,719	9.5
Diversified Financials	95,988	6.0	88,169	5.6
Insurance	83,670	5.2	74,421	4.7
Retailing	56,219	3.5	56,340	3.6
Pharmaceuticals, Biotechnology & Life Sciences	53,230	3.3	60,866	3.8
Automobiles & Components	35,988	2.3	38,076	2.4
Capital Goods	30,005	1.9	41,441	2.6
Consumer Durables & Apparel	19,244	1.2	19,244	1.2
Materials	16,444	1.0	25,706	1.6
Food, Beverage & Tobacco	14,801	0.9	15,562	1.0
Transportation	8,245	0.5	3,938	0.2
Technology, Hardware & Equipment	7,928	0.5	9,349	0.6
Household & Personal Products	7,403	0.5	7,186	0.5
Energy	3,476	0.2	11,264	0.7
Semiconductor and Semiconductor Equipment	2,779	0.2	8,253	0.5
Food & Staples Retailing	2,005	0.1	2,546	0.2
Telecommunication Services	-	0.0	3,330	0.2
Total investments	$1,598,857	100.0%	$1,582,075	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2024	Percentage of Fair Value	Fair Value as of December 31, 2023	Percentage of Fair Value
United States	$1,452,243	90.8%	$1,410,306	89.0%
United Kingdom	82,556	5.2	70,797	4.5
Australia	28,698	1.8	20,079	1.3
Sweden	15,113	0.9	14,152	0.9
Netherlands	10,022	0.6	18,340	1.2
Jersey	6,088	0.4	-	-
France	4,015	0.3	4,183	0.3
Belgium	122	-	14,759	0.9
New Zealand	-	-	19,081	1.2
Canada	-	-	10,378	0.7
Total investments	$1,598,857	100.0%	$1,582,075	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$379,628	$379,628
Unitranche First Lien	—	30,206	1,013,934	1,044,140
Unitranche First Lien – Last Out	—	—	14,741	14,741
Senior Secured Second Lien	—	14,186	24,351	38,537
Unsecured Debt	—	—	17,525	17,525
Equity & Other	—	1,125	63,735	64,860
Subtotal	$—	$45,517	$1,513,914	$1,559,431
Investments Measured at NAV (1)				39,426
Total Investments				$1,598,857

Foreign Currency Forward Contracts - Assets	—	4,815	—	4,815

The following table presents fair value measurements of investments as of December 31, 2023 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$19,265	$409,945	$429,210
Unitranche First Lien	—	25,083	948,781	973,864
Unitranche First Lien – Last Out	—	—	13,544	13,544
Senior Secured Second Lien	—	13,305	44,907	58,212
Unsecured Debt	—	—	4,061	4,061
Equity & Other	—	1,141	48,909	50,050
Subtotal	$—	$58,794	$1,470,147	$1,528,941
Investments Measured at NAV (1)				53,134
Total Investments				$1,582,075

Foreign Currency Forward Contracts - Assets	—	5,128	—	5,128
Foreign Currency Forward Contracts - Liabilities	—	(84)	—	(84)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2024, based off of the fair value hierarchy as of December 31, 2024 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2024	$409,945	$948,781	$13,544	$44,907	$4,061	$48,909	$1,470,147
Amortized discounts/premiums	2,028	5,782	101	239	534	—	8,684
Paid in-kind interest	3,231	2,578	834	2,335	1,917	—	10,895
Net realized gain (loss)	(3,191)	(846)	(2,308)	(4,180)	—	(400)	(10,925)
Net change in unrealized appreciation (depreciation)	(10,132)	(9,124)	1,935	(2,711)	690	6,571	(12,771)
Purchases	106,959	263,931	9,004	—	10,323	4,982	395,199
Sales/return of capital/principal repayments/paydowns	(131,758)	(193,631)	(8,369)	(16,239)	—	3,673	(346,324)
Transfers in	2,546	(24)	—	—	—	—	2,522
Transfers out	—	(3,513)	—	—	—	—	(3,513)
Balance as of December 31, 2024	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$(10,581)	$(7,266)	$20	$(3,815)	$690	$4,889	$(16,063)

During the year ended December 31, 2024, the Company recorded $3,513 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $2,522 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2024 and 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$324,549	Discounted Cash Flows	Discount Rate	8.0%	-	18.3%	(10.8%)
	27,840	Enterprise Value	Comparable EBITDA Multiple	3.1x	-	10.6x	(8.1x)
	2,779	Discounted Cash Flows	Royalty Payment Discount Rate			22.4%
	24,460	Broker Quoted	Broker Quote			N/A
	$379,628

Unitranche First Lien	$988,714	Discounted Cash Flows	Discount Rate	8.9%	-	18.3%	(10.7%)
	12,556	Enterprise Value	Comparable Revenue Multiple			10.9x
	12,664	Broker Quoted	Broker Quote			N/A
	$1,013,934

Unitranche First Lien - Last Out	$14,741	Discounted Cash Flows	Discount Rate	11.2%	-	16.0%	(12.8%)
	$14,741

Senior Secured Second Lien	$15,802	Discounted Cash Flows	Discount Rate	12.4%	-	14.1%	(12.9%)
	3,549	Enterprise Value	Comparable EBITDA Multiple	1.4x	-	10.1x	(5.1x)
	5,000	Broker Quoted	Broker Quote			N/A
	$24,351

Unsecured Debt	$15,706	Discounted Cash Flows	Discount Rate	13.3%	-	17.2%	(14.2%)
	1,819	Enterprise Value	Comparable EBITDA Multiple			10.6x
	$17,525

Equity & Other	$63,735	Enterprise Value	Comparable EBITDA Multiple	3.1x	-	27.4x	(15.3x)
	$63,735

Total	$1,513,914

Security Type	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg) (1)
Senior Secured First Lien	$337,406	Discounted Cash Flows	Discount Rate	10.4%	-	19.3%	(12.0%)
	30,299	Enterprise Value	Comparable EBITDA Multiple	0.9x	-	11.3x	(6.5x)
	176	Collateral Analysis	Recovery Rate			1.3%
	8,253	Discounted Cash Flows	Royalty Payment Discount Rate			15.5%
	33,811	Broker Quoted	Broker Quote			N/A
	$409,945

Unitranche First Lien	$898,108	Discounted Cash Flows	Discount Rate	9.1%	-	18.6%	(11.8%)
	4,248	Enterprise Value	Comparable Revenue Multiple			0.6x
	46,425	Broker Quoted	Broker Quote			N/A
	$948,781

Unitranche First Lien - Last Out	$12,490	Discounted Cash Flows	Discount Rate	10.1%	-	17.4%	(12.8%)
	1,054	Collateral Analysis	Recovery Rate			20.7%
	$13,544

Senior Secured Second Lien	$32,051	Discounted Cash Flows	Discount Rate	13.2%	-	14.6%	(13.7%)
	7,878	Enterprise Value	Comparable EBITDA Multiple	3.4x	-	8.9x	(5.9x)
	4,978	Broker Quoted	Broker Quote			N/A
	$44,907

Unsecured Debt	$3,235	Discounted Cash Flows	Discount Rate	14.4%	-	18.1%	(15.9%)
	826	Enterprise Value	Comparable EBITDA Multiple			11.3x
	$4,061

Equity & Other	$435	Discounted Cash Flows	Discount Rate			18.2%
	48,474	Enterprise Value	Comparable EBITDA Multiple	1.8x	-	28.4x	(16.4x)
	$48,909

Total	$1,470,147

(1)
Weighted average is calculated based upon fair value.

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

Note 6. Debt

Debt consisted of the following (in thousands):

	December 31, 2024				December 31, 2023
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$500,000	$344,850	$155,150	$344,850	$500,000	$329,850	$170,150	$329,850
SMBC Corporate Revolving Facility	310,000	242,601	67,399	242,601	385,000	225,471	159,529	225,471
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Series 2024A Unsecured Notes - 2028	35,000	—	35,000	—	—	—	—	—
Series 2024A Unsecured Notes - 2030	80,000	—	80,000	—	—	—	—	—
Total Debt	$1,221,600	$884,051	$337,549	$884,051	$1,181,600	$851,921	$329,679	$851,921

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2024 and 2023, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of December 31, 2024 and 2023, the fair value of the Series 2021A Unsecured Notes was approximately $133,280 and $128,196, respectively.
(5)
As of December 31, 2024 and 2023, the fair value of the FCRX Unsecured Notes was approximately $109,680 and $104,458, respectively.
(6)
As of December 31, 2024 and 2023, the fair value of the Series 2023A Unsecured Notes was approximately $52,027 and $51,986, respectively.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2024, 2023, and 2022 was 7.12%, 7.02% and 4.73% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2024, 2023, and 2022 was $881,056, $836,999 and $673,503 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2024 and 2023, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes would be deemed to be Level 2 of the fair value hierarchy.

As of December 31, 2024, and 2023 the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis. As of December 31, 2024, and 2023, deferred financing costs related to the SPV Asset Facility were $5,262 and $4,614, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

SMBC Corporate Revolving Facility

On October 27, 2021, the Company entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender (the “SMBC Corporate Revolving Facility”). On December 3, 2024, the Company amended the SMBC Corporate Revolving Facility. The amendment, among other things, (i) decreased the size of the aggregate revolving commitment from $350,000 to $285,000, (ii) added an initial term commitment of $25,000 for an aggregate facility size of $310,000, (iii) increased the interest rate by 0.125% so that borrowings under the revolving commitment will bear interest at the applicable benchmark rate plus 2.000% or 2.125%, subject to certain provisions, (iii) extended the facility termination to December 3, 2029 and (iv) extended the facility revolving commitment period termination to December 1, 2028.

The maximum principal amount of the SMBC Corporate Revolving Facility is $310,000, comprised of $25,000 term loan and $285,000 revolving commitment, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 2.000% or 2.125%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. The Company pays unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on December 3, 2029.

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on a straight line basis. As of December 31, 2024, and 2023, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,511 and $2,550, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on a straight line basis. As of December 31, 2024 and 2023, deferred financing costs related to the Series 2021A Unsecured Notes were $323 and $609, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on an straight line basis. As of December 31, 2024, and 2023, deferred financing costs related to the Series 2023A Unsecured Notes were $118 and $193, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Series 2024A Unsecured Notes - 2028 and 2030

On December 20, 2024, the Company entered into the Third Supplement dated as of December 20, 2024 (the “Third Supplement”) by and among the Company and the qualified institutional investors named therein to the Note Purchase Agreement dated July 30, 2020 by and among the Company and the purchasers party thereto. The Third Supplement governed the issuance of a private offering to qualified institutional investors of up to (a) $35,000 in aggregate principal amount of senior unsecured notes due February 18, 2028 (the “Series 2024A Unsecured Notes - 2028”) and (b) $80,000 in aggregate principal amount of senior unsecured notes due February 18, 2030 (the “Series 2024A Unsecured Notes - 2030” and, together with the 2028 Notes, the “Series 2024A Notes”). The Series 2024A Unsecured Notes - 2028 have a fixed interest rate of 6.77% and will be due on February 18, 2028 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Series 2024A Unsecured Notes - 2030 have a fixed interest rate of 6.90% and will be due on February 18, 2030 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on both unsecured notes will be payable semiannually, on the 18th day of February and August in each year, commencing with August 18, 2025. The interest rates are subject to an increase of up to 1.00% upon the occurrence of certain trigger events set forth in the purchase agreement governing the issuance and sale of the Series 2024A Notes. The issuance of the Series 2024A Notes occurred on February 18, 2025.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the SPV Asset Facility, SMBC Corporate Revolving Facility, Series 2020A Unsecured Notes, Series 2021A Unsecured Notes, Series 2023A Unsecured Notes and FCRX Unsecured Notes were as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Borrowing interest expense	$58,933	$54,875	$28,930
Unused facility fees	1,472	1,767	1,212
Amortization of financing costs	2,356	2,100	1,738
Total interest and credit facility expenses	$62,761	$58,742	$31,880
Weighted average outstanding balance	$881,056	$836,999	$673,503

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

During the years ended December 31, 2024, and 2023 the Company’s average U.S. dollar ("USD") notional exposure to foreign currency forward contracts was $55,478 and $97,406, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2024	Wells Fargo Bank, N.A.	$4,815	$—	$4,815	$—	$4,815
December 31, 2023	Wells Fargo Bank, N.A.	$5,128	$(84)	$5,044	$—	$5,044

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022

Net realized gain (loss) on foreign currency forward contracts	$3,223	$1,021	$24
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(229)	(2,954)	6,513
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$2,994	$(1,933)	$6,537

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024, and 2023, the Company had aggregated unfunded commitments totaling $212,459 and $175,048 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2024		As of December 31, 2023
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
A&A Global Imports, LLC	Revolver	—	$—	6/1/2026	$234
A&A Global Imports, LLC	Revolver	6/1/2026	—	—	—
ABACUS Holdings I LLC (5)	Revolver	6/24/2028	689	6/24/2028	300
ABACUS Holdings I LLC	Revolver	6/22/2028	550	—	—
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	7/24/2026	4,000	—	—
ABACUS Holdings I LLC	Delayed Draw Term Loan	—	—	6/24/2024	2,530
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	664	8/2/2027	627
ACI Group Holdings, Inc.	Delayed Draw Term Loan	—	—	8/2/2024	912
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	212	6/17/2026	652
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC (7)	Delayed Draw Term Loan	10/18/2025	1,780	10/18/2025	2,000
Advanced Diabetes Supply (5)	Revolver	12/30/2027	350	12/30/2027	350
Advanced Web Technologies	Revolver	—	—	12/17/2026	342
Advanced Web Technologies	Delayed Draw Term Loan	—	—	—	—
Affinitiv, Inc. (5)	Revolver	7/26/2027	425	8/26/2024	567
Alcanza Clinical Research	Revolver	12/15/2027	—	12/15/2027	125
Alera Group Inc.	Delayed Draw Term Loan	—	—	3/2/2024	1,275
Alera Group Inc. (7)	Delayed Draw Term Loan	11/17/2025	167	11/17/2025	3,130
Alpine SG, LLC (5)	Revolver	11/5/2027	105	11/5/2027	105
Alpine X	Revolver	—	-	12/27/2027	137
Alpine X	Revolver	—	-	12/27/2027	64
American Refrigeration	Delayed Draw Term Loan	4/30/2029	-	—	—
Annuity Health	Revolver	2/8/2029	800	—	—
APC Bidco Limited	Delayed Draw Term Loan	11/10/2027	2,067	11/10/2027	2,102
APC Bidco Limited	Revolver	—	—	11/4/2030	1,229
Apps Associates LLC (5)	Revolver	7/2/2027	800	7/2/2027	800
Arrow Management Acquisition, LLC (5)	Revolver	10/14/2027	1,200	10/14/2027	700
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	11/28/2025	1,809	11/28/2025	3,350
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	667
Auveco Holdings (5)	Revolver	5/5/2028	465	5/5/2028	540
Auveco Holdings	Delayed Draw Term Loan	—	—	5/5/2024	850
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	1,169	—	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	385	8/31/2029	411
AX VI INV2 Holding AB (Voff)	Delayed Draw Term Loan	8/31/2029	—	8/31/2029	387
Balance Partners (7)	Delayed Draw Term Loan	4/3/2030	3,250	—	—
Balance Partners (5)	Revolver	4/3/2030	550	—	—
Bandon Fitness (Texas) Inc.	Delayed Draw Term Loan	1/26/2026	—	7/27/2028	727
Bandon Fitness (Texas) Inc. (5)	Revolver	7/27/2028	401	7/27/2028	159
Banker's Toolbox, Inc. (5)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Bayside Opco, LLC	Revolver	5/31/2026	634	5/31/2026	634
BCDI Rodeo Dental Buyer, LLC	Revolver	—	—	5/14/2025	1,583
Belay Inc. (5)	Revolver	11/15/2025	650	11/15/2025	650
Benesys Inc. (5)	Revolver	10/3/2025	(2)	10/5/2024	76
Benesys Inc. (5)	Revolver	10/3/2025	24	10/5/2024	82
Blue Mantis	Delayed Draw Term Loan	8/19/2026	—	—	—
Blue Mantis (5)	Revolver	8/5/2030	630	—	—
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2030	4,650	—	—
C-4 Analytics (5)	Revolver	5/14/2030	1,295	—	—
CC Amulet Management, LLC (5)	Revolver	8/31/2027	97	8/31/2027	119
CC Amulet Management, LLC	Delayed Draw Term Loan	8/31/2027	—	8/31/2027	722
Centria Subsidiary Holdings, LLC (5)	Revolver	12/9/2025	1,974	12/9/2025	1,974
Claritas, LLC (5)	Revolver	3/31/2026	1,950	3/31/2026	780
Concord III, LLC	Term Loan	12/20/2028	275	12/20/2028	550
ConvenientMD (5)	Revolver	6/15/2027	688	6/15/2027	138
CRA MSO, LLC	Revolver	—	—	12/17/2024	92
DataVail (7)	Delayed Draw Term Loan	1/4/2029	2,128	—	—
DataVail (5)	Revolver	1/4/2029	(4)	—	—
DataVail (5)	Revolver	1/4/2029	192	—	—
Duraserv LLC (7)	Delayed Draw Term Loan	6/10/2026	899	—	—
Duraserv LLC (5)	Revolver	6/10/2030	893	—	—
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,552	7/5/2029	2,720
Eagle Midco B.V. (Avania)	Revolver	1/5/2029	—	1/5/2029	812
Effective School Solutions LLC (5)	Revolver	11/30/2027	348	11/30/2027	580
Efor Holding	Delayed Draw Term Loan	10/4/2026	120	10/4/2026	135
EMS Buyer, Inc. (5)	Revolver	11/23/2027	147	11/23/2027	55
Envocore Holding, LLC (5)	Revolver	12/31/2025	1,806	12/31/2025	2,778
Eshipping (5)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Essential Services Holding Corporation (7)	Delayed Draw Term Loan	6/17/2030	1,487	—	—
Essential Services Holding Corporation (5)	Revolver	6/17/2031	929	—	—
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2026	783	10/30/2026	806
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2027	729	4/30/2027	729
First Eagle Logan JV, LLC	Partnership Interest		—		9,400
Formulations Parent Corporation (5)	Revolver	11/15/2029	1,651	11/15/2029	1,651

Freeport Financial SBIC Fund LP	Partnership Interest		—		2,222
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2027	690	12/21/2027	534
FS Whitewater Borrower, LLC	Delayed Draw Term Loan	—	—	7/1/2024	399
Galway Borrower, LLC (5)	Revolver	9/30/2027	417	9/30/2027	926
Galway Borrower, LLC (5)	Delayed Draw Term Loan	2/7/2026	599	—	—
Galway Borrower, LLC (5)	Revolver	9/30/2028	565	—	—
Gener8, LLC (5)	Revolver	8/14/2025	299	8/14/2024	300
GH Parent Holdings Inc. (5)	Revolver	5/4/2027	1,819	5/4/2027	1,750
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2027	1,172	—	—
Granicus, Inc.	Revolver	—	—	1/29/2027	637
GrapeTree Medical Staffing, LLC (5)	Revolver	4/30/2026	600	5/29/2024	600
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (5)	Revolver	8/1/2029	413	8/1/2029	713
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	974	8/1/2029	2,050
HCOS Group Intermediate III LLC	Revolver	—	—	9/30/2026	639
Hepaco, LLC	Revolver	—	—	8/18/2024	916
Hercules Borrower LLC (5)	Revolver	12/15/2026	2,222	12/15/2026	2,222
Hercules Borrower LLC	Delayed Draw Term Loan	—	—	12/31/1899	788
HGH Purchaser, Inc. (5)	Revolver	11/3/2025	1,547	11/3/2025	15
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	249	5/25/2027	367
Homecare Partners Management, LLC	Delayed Draw Term Loan	6/18/2030	1,836	—	—
Hospice Care Buyer, Inc. (5)	Revolver	12/9/2026	660	12/9/2026	1,255
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,209	6/2/2028	1,396
HS Spa Holdings Inc. (Hand & Stone)	Delayed Draw Term Loan	6/2/2029	501	—	—
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	6/21/2026	718	6/21/2026	718
Infobase (5)	Revolver	6/14/2028	643	6/14/2028	991
Infobase	Delayed Draw Term Loan	—	—	6/14/2024	1,850
Integrated Pain Management Medical Group, Inc.	Revolver	6/17/2026	—	6/17/2026	442
Integrity Marketing Acquisition, LLC	Revolver	—	—	8/27/2025	1,409
Integrity Marketing Acquisition, LLC (5)	Revolver	8/28/2028	1,409	—	—
Iris Buyer, LLC (5)	Revolver	10/2/2029	1,514	10/2/2029	1,514
Iris Buyer, LLC (7)	Delayed Draw Term Loan	3/29/2025	515	3/29/2025	1,294
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	3,519	—	—
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	8/31/2028	3,317	8/31/2024	3,569
JTM Foods LLC (5)	Revolver	5/14/2027	53	5/14/2027	80
King Mid LLC (5)	Revolver	12/15/2027	300	12/15/2027	300
King Mid LLC	Delayed Draw Term Loan	—	—	6/17/2024	340
King Mid LLC	Delayed Draw Term Loan	6/7/2026	1,592	—	—
Lash Opco LLC (5)	Revolver	9/18/2025	4	9/18/2025	91
Learn-It Systems, LLC (5)	Revolver	3/18/2025	900	3/18/2025	900
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	153	10/25/2027	614
Lightspeed Buyer, Inc.	Revolver	—	—	2/3/2026	1,050
Lion Cashmere Bidco Limited (10)	Delayed Draw Term Loan	3/23/2028	2,856	9/23/2024	3,044
List Partners, Inc. (5)	Revolver	6/30/2025	135	5/1/2024	270
Loadmaster Derrick & Equipment, Inc.	Revolver	—	—	—	225
Mann Lake Ltd. (5)	Revolver	1/31/2025	56	10/4/2024	56
Mario Purchaser, LLC (13)	Revolver	4/26/2028	731	4/26/2028	731
Mario Purchaser, LLC	Delayed Draw Term Loan	—	—	4/26/2024	2,819
Mario Purchaser, LLC	Delayed Draw Term Loan	4/26/2029	4,305	—	—
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2025	143	7/1/2025	143
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2026	1,698	—	—
MB2 Dental (7)	Delayed Draw Term Loan	2/13/2027	397	—	—
MB2 Dental (5)	Revolver	2/13/2031	427	—	—
Medical Review Institute of America	Revolver	7/1/2030	800	—	—
Medicus IT	Delayed Draw Term Loan	7/9/2026	2,800	—	—
Medicus IT	Revolver	7/9/2030	1,100	—	—
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	7/21/2027	1	—	—
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	120	7/21/2027	150
Minuteman Security Technologies, Inc. (5)	Revolver	2/1/2029	1,000	2/1/2029	1,000
Minuteman Security Technologies, Inc.	Delayed Draw Term Loan	2/2/2025	—	2/2/2025	1,209
Minuteman Security Technologies, Inc.	Delayed Draw Term Loan	2/2/2025	928	—	—
MRI Software LLC	Delayed Draw Term Loan	12/19/2025	—	12/19/2025	1,500
MRI Software LLC	Delayed Draw Term Loan	2/10/2027	949	—	—
MRI Software LLC (5)	Revolver	2/10/2026	1,460	2/10/2026	1,266
Multi Specialty Healthcare (AMM LLC)	Revolver	—	—	—	—
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	720	6/15/2027	640
Net Health Acquisition Corp.	Term Loan	7/5/2031	1,432	—	—
New Era Technology, Inc.	Revolver	10/31/2026	—	10/31/2026	228
New Era Technology, Inc.	Revolver	10/31/2026	—	10/31/2026	486
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
Nexant Volt MergerSub, Inc.	Revolver	—	—	5/11/2027	229
Nurture Landscapes	Delayed Draw Term Loan	6/3/2025	—	6/3/2025	2,086
Nurture Landscapes	Delayed Draw Term Loan	6/3/2025	—	—	—
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	351	7/6/2028	150
Safco Dental Supply, LLC (5)	Revolver	6/14/2025	258	6/14/2025	345

Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2025	525
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	183	8/10/2027	328
Painters Supply & Equipment Company	Delayed Draw Term Loan	4/29/2030	578	—	—
Patriot Acquisition Topco S.A.R.L (5)	Revolver	1/29/2026	1,770	1/29/2026	1,390
Patriot Acquisition Topco S.A.R.L	Delayed Draw Term Loan	10/13/2025	890	—	—
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	330	10/14/2028	660
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	11/16/2025	295	11/16/2025	883
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	—	—	—	—
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	860	—	—
PCS Retirement (5)	Revolver	3/1/2030	578	—	—
PDFTron Systems Inc.	Revolver	—	—	7/15/2026	149
Pinnacle Purchaser, LLC	Revolver	—	—	12/28/2029	575
Pitch MidCo B.V.	Delayed Draw Term Loan	4/26/2028	1,484	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	357	5/12/2029	541
Plasma Buyer LLC (PathGroup) (7)	Delayed Draw Term Loan	5/12/2029	54	5/12/2024	1,892
Point Quest Acquisition, LLC	Revolver	—	—	8/12/2028	429
SuperHero Fire Protection, LLC	Revolver	—	—	9/1/2026	65
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	228	8/31/2029	228
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	2,125	8/5/2027	1,338
Premier Dental Care Management, LLC	Delayed Draw Term Loan	8/5/2028	2,562	—	—
PromptCare Intermediate, LP	Delayed Draw Term Loan	10/20/2025	2,111	—	—
Teal Acquisition Co., Inc (5)	Revolver	9/22/2026	182	9/22/2026	1,277
Pushpay USA, INC.	Revolver	—	—	5/10/2030	1,429
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	—	—	6/15/2024	1,200
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	—	—	11/1/2027	873
Pye-Barker Fire & Safety, LLC	Revolver	—	—	11/26/2027	1,531
Pye-Barker Fire & Safety, LLC	Revolver	—	—	10/1/2024	142
Pye-Barker Fire & Safety, LLC	Revolver	—	—	11/26/2026	1,811
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	2,289	—	—
Quorum Health Resources (5)	Revolver	5/26/2027	674	5/26/2027	522
Receivable Solutions, Inc. (5)	Revolver	10/1/2025	180	10/1/2024	150
Right Networks, LLC (5)	Revolver	5/21/2026	233	5/21/2026	233
Saturn Borrower Inc	Revolver	9/30/2026	—	—	—
Seko Global Logistics Network, LLC	Revolver	—	—	12/20/2026	943
Seniorlink Incorporated (5)	Revolver	12/31/2027	458	12/31/2027	458
Seniorlink Incorporated (5)	Revolver	12/31/2027	1,038	7/17/2026	1,038
Slickdeals Holdings, LLC (4)	Revolver	6/30/2025	727	6/12/2024	727
Smartronix, LLC (5)	Revolver	11/23/2027	3,290	11/23/2027	3,290
Vital Care Buyer, LLC	Delayed Draw Term Loan	—	—	10/19/2025	2,222
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Smile Doctors LLC	Delayed Draw Term Loan	2/24/2025	—	2/24/2025	1
Soltis (7)	Delayed Draw Term Loan	8/5/2026	2,600	—	—
Soltis (5)	Revolver	8/5/2030	500	—	—
SolutionReach, Inc.	Revolver	—	—	1/17/2024	467
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	1,050
SQAD Holdco, Inc.	Delayed Draw Term Loan	—	—	4/25/2024	2,425
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	—	—	1/2/2024	833
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	1,887	12/30/2026	1,887
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	3,396	—	—
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	264	5/23/2028	1,056
Sun Acquirer Corp. (5)	Revolver	9/8/2027	1,812	9/8/2027	1,449
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	7/8/2029	25	7/8/2029	98
Sydney US Buyer Corp. (3B Scientific)	Delayed Draw Term Loan	12/14/2026	3,960	12/14/2026	10,000
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	5/4/2029	840	11/4/2024	1,200
Team Select (CSC TS Merger SUB, LLC)	Delayed Draw Term Loan	6/17/2030	800	—	—
Technology Partners, LLC	Delayed Draw Term Loan	—	—	11/16/2027	1,037
Technology Partners, LLC	Revolver	—	—	11/16/2027	747
The Hilb Group, LLC	Revolver	—	—	12/2/2025	265
The Hilb Group, LLC	Revolver	—	—	12/2/2025	111
The Hilb Group, LLC	Delayed Draw Term Loan	—	—	2/10/2024	498
The Hilb Group, LLC	Revolver	—	—	12/2/2025	88
The Mulch & Soil Company, LLC	Revolver	—	—	4/30/2026	853
TMA Buyer, LLC (5)	Revolver	9/30/2027	385	9/30/2027	385
Transportation Insight, LLC (5)	Revolver	6/18/2027	412	12/3/2024	55
Tricor Borrower, LLC	Revolver	—	—	10/22/2026	58
TriStrux, LLC (5)	Revolver	12/15/2026	97	12/15/2026	499
TriStrux, LLC	Delayed Draw Term Loan	12/15/2026	—	12/15/2026	483
Unifeye Vision Partners (5)	Revolver	9/13/2025	453	9/13/2025	1,133
United Flow Technologies	Revolver	—	—	10/29/2027	616
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	720	11/8/2029	765
USA Hometown Experts, Inc.	Delayed Draw Term Loan	11/8/2025	—	11/8/2025	1,650
Vantage Insurance Partners, Inc. (5)	Delayed Draw Term Loan	3/20/2026	4,600	—	—
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	—	—
Vital Care Buyer, LLC	Revolver	7/30/2031	283	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	457	12/12/2029	320
WhiteHawk III Onshore Fund L.P.	Partnership Interest		—	7/5/2024	2,123

Ancora Bidco PTY LTD (9)	Partnership Interest	1,342	—	—
Flow Service Partners Intermediate Holdco LLC (7)	Partnership Interest	1,350	—	—
Flow Service Partners Intermediate Holdco LLC (5)	Partnership Interest	800	—	—
GB Eagle Buyer, Inc. (7)	Partnership Interest	1,282	—	—
GB Eagle Buyer, Inc. (5)	Partnership Interest	513	—	—
Hamsard 3778 Limited	Partnership Interest	1,375	—	—
Imagenet, LLC (5)	Partnership Interest	650	—	—
Lightspeed Buyer, Inc. (7)	Partnership Interest	1,250	—	—
Lightspeed Buyer, Inc. (5)	Partnership Interest	1,100	—	—
MeriCal, LLC (5)	Partnership Interest	485	—	—
Nurture Landscapes	Partnership Interest	6,243	—	—
NRG Controls	Partnership Interest	800	—	—
NRG Controls	Partnership Interest	450	—	—
REP Behavioral Health, LLC (5)	Partnership Interest	2,500	—	—
REP Behavioral Health, LLC (5)	Partnership Interest	1,329	—	—
RN Enterprises, LLC	Partnership Interest	2,183	—	—
RN Enterprises, LLC	Partnership Interest	1,106	—	—
RWA Wealth Partners, LLC. (6)	Partnership Interest	4,641	—	—
RWA Wealth Partners, LLC. (5)	Partnership Interest	1,400	—	—
Strata Information Group, Inc. (7)	Partnership Interest	1,200	—	—
Strata Information Group, Inc. (5)	Partnership Interest	350	—	—
The Hilb Group, LLC (5)	Partnership Interest	3,341	—	—
The Hilb Group, LLC (5)	Partnership Interest	1,547	—	—
UHY Advisors , Inc. (6)	Partnership Interest	4,575	—	—
UHY Advisors , Inc. (5)	Partnership Interest	1,200	—	—
USA Hometown Experts, Inc. (7)	Partnership Interest	2,450	—	—
Winxnet Holdings LLC (5)	Partnership Interest	244	—	—
Total		$212,459		$175,048

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2024 and 2023.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09
August 3, 2023	September 29, 2023	October 16, 2023	Regular	$0.41
August 3, 2023	August 31, 2023	September 15, 2023	Supplemental	$0.08
May 4, 2023	June 30, 2023	July 17, 2023	Regular	$0.41
February 16, 2023	March 31, 2023	April 17, 2023	Regular	$0.41
November 4, 2022	December 30, 2022	January 17, 2023	Regular	$0.41

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At December 31, 2024 and 2023, Crescent, Sun Life and other related parties owned 8.75% and 7.25%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the years ended December 31, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the years ended December 31,
	2024	2023	2022

Net increase (decrease) in net assets resulting from operations	$73,649	$83,837	$15,544
Weighted average common shares outstanding	37,061,547	35,928,203	30,887,360
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$1.99	$2.33	$0.50

Note 11. Income Taxes

The tax character of stockholder distributions attributable to the years ended December 31, 2024, 2023, and 2022, were as follows (in thousands):

	2024	2023	2022
Ordinary Income	$75,606	$67,081	$55,288
Capital Gain	—	—	—
Total	$75,606	$67,081	$55,288

For years ended December 31, 2024, 2023, and 2022, 86.4%, 84.5%, and 83.8%, respectively, of ordinary income qualified as interest related dividend, which is exempt from U.S. withholding tax applicable to non U.S. stockholders.

The components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities due to temporary and permanent differences. Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Undistributed net investment income	$45,921	$34,975	$15,656
Other temporary differences	(423)	(428)	(437)
Post October loss deferrals	-	-	—
Capital loss carryover	(203,875)	(196,476)	(41,134)
Unrealized appreciation (depreciation)	(60,121)	(61,409)	(36,583)
Components of tax distributable earnings at year end	$(218,498)	$(223,338)	$(62,498)

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

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the years ended December 31, 2024, 2023, and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows (in thousands):

	2024	2023	2022
Accumulated net realized gain (loss)	$2,108	$(161,456)	$(5,482)
Distributions in excess of Investment Company Taxable Income	4,689	(16,140)	(3,364)
Total	$6,797	$(177,596)	$(8,846)

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of December 31, 2024	As of December 31, 2023
Tax Cost		$1,663,941	$1,639,709
Gross Unrealized Appreciation		$40,639	$374
Gross Unrealized Depreciation		(100,760)	(57,314)
	Net Unrealized Investment Appreciation (Depreciation)	$(60,121)	$(56,940)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the years ended December 31,
	2024	2023	2022
Income tax (benefit) provision	$155	$-	$-
Excise tax (benefit) provision	1,400	1,307	155
Provision (benefit) for income and excise taxes	$1,555	$1,307	$155

As of December 31, 2024, and 2023, $1,408 and $1,296 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the years ended December 31,
	2024	2023	2022
Benefit (provision) for taxes on realized gain on investments	$-	$132	$(911)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	464	901	105
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$464	$1,033	$(806)

As of December 31, 2024, and 2023, $746 and $114, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2024, and 2023, $746 and $578, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the years ended December 31,
	2024	2023	2022	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$20.04	$19.83	$21.12	$19.88	$19.50
Net investment income after tax	2.40	2.30	1.93	1.67	1.80
Net realized and unrealized gains (losses) on investments, asset acquisition and forward contracts, net of taxes	(0.41)	0.03	(1.43)	1.27	0.18
Net increase (decrease) in net assets resulting from operations	1.99	2.33	0.50	2.94	1.98
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	-	(0.30)	-	-	-
Distributions declared from net investment income(2)	(2.04)	(1.81)	(1.79)	(1.69)	(1.64)
Effects of rounding	(0.01)	(0.01)	—	0.01	0.04
Offering costs	—	—	—	(0.02)	-
Total increase (decrease) in net assets	(0.06)	0.21	(1.29)	1.24	0.38
Net asset value, end of period	$19.98	$20.04	$19.83	$21.12	$19.88
Shares outstanding, end of period	37,061,547	37,061,547	30,887,360	30,887,360	20,862,314
Market value, end of period	$19.22	$17.38	12.78	17.60	14.57
Weighted average shares outstanding	37,061,547	35,928,203	30,887,360	28,477,771	27,681,757
Total return based on market value (3)	23.46%	52.37%	-18.45%	32.46%	1.47%
Total return based on net asset value (4)	9.88%	10.19%	2.37%	14.74%	10.36%
Ratio/Supplemental Data:
Net assets, end of period	$740,637	$742,594	$612,541	$652,285	$560,000
Ratio of total net expenses to average net assets(5)	14.50%	14.39%	8.96%	7.81%	5.34%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.59%	3.64%	3.26%	3.02%	2.24%
Ratio of net investment income before taxes to average net assets	12.12%	11.88%	9.41%	8.40%	10.10%
Ratio of interest and credit facility expenses to average net assets	8.40%	8.32%	5.01%	3.33%	3.10%
Ratio of net incentive fees to average net assets	2.50%	2.43%	0.68%	1.46%	-
Portfolio turnover	23.27%	13.31%	21.52%	41.64%	28.01%
Asset coverage ratio	183%	186%	192%	201%	217%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.53%, 14.46%, 9.04%, 7.83% and 5.37% for the years ended December 31, 2024, 2023, 2022, 2021, and 2020, respectively.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended December 31 for the years indicated below. We had no senior securities outstanding as of December 31 of any fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
SPV Asset Facility
Fiscal 2024	$344,850	$1,828	-	N/A
Fiscal 2023	$329,850	$1,860	-	N/A
Fiscal 2022	$233,000	$1,917	-	N/A
Fiscal 2021	$249,500	$2,014	-	N/A
Fiscal 2020	$260,210	$2,166	-	N/A
Fiscal 2019	$220,687	$2,250	-	N/A
Fiscal 2018	$159,629	$2,085	-	N/A
Fiscal 2017	$86,629	$2,135	-	N/A
Revolving Credit Facility(5)
Fiscal 2016	$47,810	$2,347	-	N/A
Fiscal 2015	$54,810	$2,415	-	N/A
Revolving Credit Facility II(6)
Fiscal 2018	$78,310	$2,085	-	N/A
Fiscal 2017	$65,310	$2,135	-	N/A
Ally Corporate Revolving Facility(8)
Fiscal 2020	$149,904	$2,166	-	N/A
Fiscal 2019	$104,754	$2,250	-	N/A
SMBC Corporate Revolving Facility
Fiscal 2024	$242,601	$1,828	-	N/A
Fiscal 2023	$225,471	$1,860	-	N/A
Fiscal 2022	$241,836	$1,917	-	N/A
Fiscal 2021	$203,437	$2,014	-	N/A
Series 2020A Notes (9)
Fiscal 2022	$50,000	$1,917	-	N/A
Fiscal 2021	$50,000	$2,014	-	N/A
Fiscal 2020	$50,000	$2,166	-	N/A
Series 2021A Notes
Fiscal 2024	$135,000	$1,828	-	N/A
Fiscal 2023	$135,000	$1,860	-	N/A
Fiscal 2022	$135,000	$1,917	-	N/A
Fiscal 2021	$135,000	$2,014	-	N/A
Series 2023A Notes
Fiscal 2024	$50,000	$1,828	-	N/A
Fiscal 2023	$50,000	$1,860	-	N/A
FCRX Unsecured Notes
Fiscal 2024	$111,600	$1,828	-	$977
Fiscal 2023	$111,600	$1,860	-	$941
InterNotes®(7)
Fiscal 2020	$16,418	$2,166	-	N/A

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

In addition, in connection with the Merger Agreement, Sun Life, which owns a majority interest in the Adviser, has committed to provide secondary market support and will over time purchase up to $20,000 of the combined company’s common stock via a share purchase program. As of December 31, 2024, Sun Life purchased all of $20,000 of the Company's common stock via a share purchase program.

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2024 and for the year ended December 31, 2024.

On February 12, 2025, the Company's Board of Directors declared the following cash dividends:

Cash Dividend Type	Record Date	Payment Date	Amount per Share
Regular	March, 31, 2025	April 15, 2025	$0.42
Special	February 28, 2025	March 14, 2025	0.05
Special	May 30, 2025	June 13, 2025	0.05
Special	August 29, 2025	September 15, 2025	0.05

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

10.13	Form of 4.00% Series 2021A Senior Note Due February 17, 2026 (included in Exhibit 10.13).

10.14

Second Supplement to Note Purchase Agreement, dated May 8, 2023, by and among the Company and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q filed on May 10, 2023).

10.15	Form of 7.54% Series 2023A Senior Note Due July 28, 2026 (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q filed on May 10, 2023).

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

10.19

Form of Indenture and related exhibits between FCRD and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit d.2 filed with Pre-Effective Amendment No. 1 to FCRD’s Registration Statement on Form N-2 (File No. 333-175074) filed on August 25, 2011).

10.20

Fourth Supplemental Indenture, relating to the 5.00% Notes due 2026, between FCRD and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed with FCRD’s Current Report on Form 8-K filed on May 25, 2021).

10.21	Form of 5.00% Note due 2026 (incorporated herein by reference to Exhibit 4.1 filed with FCRD’s Current Report on Form 8-K filed on May 25, 2021).

10.22

Fifth Supplemental Indenture between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form 8-A on March 9, 2023).

10.23

Amended and Restated Senior Secured Revolving Credit Agreement, dated December 3, 2024, by and among Crescent Capital BDC, Inc. as the Borrower, certain lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent, lead arranger, sole bookrunner and a lender.

10.24	Third Supplement to Note Purchase Agreement, dated December 20, 2024, by and among Crescent BDC, Inc. and the Purchasers signatory thereto.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed on March 4, 2020).

19.1	Insider Trading Policy (filed herewith).

21.1	Subsidiaries of Crescent Capital BDC Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97	Clawback Policy (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: February 19, 2025	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: February 19, 2025	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Gerhard Lombard, George P. Hawley, Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2025.

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