Form 10-Q
period 2025-03-31
Crescent Capital BDC, Inc.
filed 2025-05-14
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 14, 2025 was 37,061,547

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
uncertainty surrounding the financial stability of the United States, Europe, Australia and China;
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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,541,656 and $1,511,386, respectively)	$1,527,336	$1,504,013
Non-controlled affiliated investments (cost of $44,783 and $46,104, respectively)	45,805	46,793
Controlled investments (cost of $61,496 and $66,416, respectively)	47,600	48,051
Cash and cash equivalents	12,033	10,130
Restricted cash and cash equivalents	18,495	29,292
Interest and dividend receivable	8,240	11,008
Receivable from unsettled transactions	224	1,163
Unrealized appreciation on foreign currency forward contracts	4,242	4,815
Deferred tax assets	282	746
Other assets	2,240	263

Total assets	$1,666,497	$1,656,274

Liabilities
Debt (net of deferred financing costs of $8,658 and $8,214, respectively)	$902,952	$875,837
Distributions payable	15,566	15,566
Interest and other debt financing costs payable	9,116	10,408
Management fees payable	5,019	5,066
Incentive fees payable	3,487	4,305
Deferred tax liabilities	282	746
Unrealized depreciation on foreign currency forward contracts	284	-
Accrued expenses and other liabilities	2,669	3,709
Total liabilities	939,375	915,637

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	—	—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 shares issued and outstanding)	37	37
Paid-in capital in excess of par value	959,098	959,098
Accumulated earnings (loss)	(232,013)	(218,498)
Total net assets	727,122	740,637
Total liabilities and net assets	$1,666,497	$1,656,274
Net asset value per share	$19.62	$19.98

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$36,978	$43,564
Paid-in-kind interest	1,493	1,155
Dividend income	-	393
Other income	870	889
From non-controlled affiliated investments:
Interest income	858	692
Paid-in-kind interest	264	442
Dividend income	258	287
From controlled investments:
Interest income	205	299
Dividend income	1,200	2,640
Other income	3	-
Total investment income	42,129	50,361

Expenses:
Interest and other debt financing costs	14,636	15,604
Management fees	5,038	4,980
Income based incentive fees	3,519	4,937
Professional fees	735	447
Directors’ fees	164	156
Other general and administrative expenses	967	628
Total expenses	25,059	26,752
Management fees waiver	(20)	(38)
Income based incentive fees waiver	(32)	(36)
Net expenses	25,007	26,678
Net investment income before taxes	17,122	23,683
Provision for income and excise taxes	501	366
Net investment income	16,621	23,317
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(3,060)	(1,604)
Controlled investments	(3,800)	-
Foreign currency transactions	357	(11)
Foreign currency forward contracts	-	1,447
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(10,159)	4,870
Non-controlled affiliated investments	333	228
Controlled investments	4,469	(225)
Foreign currency forward contracts	(857)	(356)
Net realized and unrealized gains (losses) on investments	(12,717)	4,349
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	339
Net increase (decrease) in net assets resulting from operations	$3,904	$28,005

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.11	$0.76
Net investment income per share (basic and diluted):	$0.45	$0.63
Weighted average shares outstanding (basic and diluted):	37,061,547	37,061,547

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	16,621	16,621
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(6,503)	(6,503)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(6,214)	(6,214)
Distributions from distributable earnings	-	-	-	(17,419)	(17,419)
Total increase (decrease) for the three months ended March 31, 2025	-	$-	$-	$(13,515)	$(13,515)
Balance at March 31, 2025	37,061,547	$37	$959,098	$(232,013)	$727,122

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,317	23,317
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(168)	(168)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	4,517	4,517
Benefit (provision) for taxes on realized gain on investments	—	—	—	339	339
Distributions from distributable earnings	—	—	—	(18,901)	(18,901)
Total increase (decrease) for the three months ended March 31, 2024	—	—	—	$9,104	$9,104
Balance at March 31, 2024	37,061,547	$37	$965,895	$(214,234)	$751,698

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,904	$28,005

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(104,663)	(73,855)
Paid-in-kind interest income	(2,217)	(1,629)
Proceeds from sales of investments and principal repayments	78,020	98,415
Net realized (gain) loss on investments and foreign currency transactions	6,503	2,223
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	5,357	(4,873)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	857	356
Amortization of premium and accretion of discount, net	(2,043)	(2,305)
Amortization of deferred financing costs	621	517
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	939	(2,531)
(Increase) decrease in interest and dividend receivable	2,768	(774)
(Increase) decrease in deferred tax asset	464	(673)
(Increase) decrease in other assets	(1,977)	(681)
Increase (decrease) in management fees payable	(47)	(84)
Increase (decrease) in incentive fees payable	(818)	131
Increase (decrease) in interest and other debt financing costs payable	(1,292)	(2,166)
Increase (decrease) in deferred tax liability	(464)	334
Increase (decrease) in accrued expenses and other liabilities	(1,040)	(914)
Net cash provided by (used for) operating activities	$(15,128)	$39,496

Cash flows from financing activities:
Issuance of unsecured debt	115,000	—
Deferred financing and debt issuance costs paid	(1,065)	—
Distributions paid	(17,419)	(18,901)
Borrowings on credit facilities	142,867	60,055
Repayments on credit facilities	(233,041)	(73,100)
Net cash provided by (used for) financing activities	6,342	(31,946)
Effect of exchange rate changes on cash denominated in foreign currency	(108)	(72)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(8,894)	7,478
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	39,422	24,470
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$30,528	$31,948

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$15,084	$18,252
Cash paid during the period for taxes	$1,708	$1,262
Accrued but unpaid distributions	$15,566	$15,195

(1)
As of March 31, 2025, the balance included cash and cash equivalents of $12,033 (including cash denominated in foreign currency of $4,727) and restricted cash and cash equivalents of $18,495 (including cash denominated in foreign currency of $898). As of December 31, 2024, the balance included cash and cash equivalents of $10,130 (including cash denominated in foreign currency of $692) and restricted cash and cash equivalents of $29,292 (including cash denominated in foreign currency of $13,514).

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.71%	05/2028	135	132	0.0	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.71%	05/2028	3,939	3,893	0.5	3,939
Continental Battery Company (9)	Unitranche First Lien Term Loan			01/2027	7,522	7,469	0.7	4,627
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			01/2027	2,775	2,765	0.2	1,707
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.32%	09/2028	8,921	8,844	1.2	8,899
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(18)	0.0	(4)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.32%	09/2028	12,620	12,478	1.7	12,589
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.32%	09/2028	2,419	2,390	0.3	2,412
					38,331	37,953	4.6	34,304
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2026	6,719	6,698	0.9	6,719
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	9,615	7,053	0.2	1,461
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2026	2,083	2,082	0.3	2,083
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.32%	11/2027	5,353	5,300	0.8	5,353
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.32%	11/2027	824	820	0.1	824
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(10)	0.0	—
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	—	(6)	0.0	(15)
GB Eagle Buyer, Inc.	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.05%	11/2030	64	59	0.0	58
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	11/2030	3,189	3,159	0.4	3,151

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (including 100 PIK)	10.45%	07/2028	3,326	3,290	0.4	3,180
Oliver Packaging LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor) (including 100 PIK)	10.45%	07/2028	149	144	0.0	127
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (including 100 PIK)	10.45%	07/2028	201	198	0.0	192
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.92%	08/2027	883	881	0.1	862
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.92%	04/2030	171	171	0.0	154
Painters Supply & Equipment Company	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.92%	08/2027	167	162	0.0	155
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.82%	08/2027	1,978	1,960	0.3	1,932
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.91%	04/2030	844	844	0.1	824
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor) (including 200 PIK)	12.45%	12/2027	2,687	2,655	0.3	1,976
TriStrux, LLC	Senior Secured First Lien Revolver	S + 600 (100 Floor) (including 200 PIK)	12.45%	12/2027	964	951	0.1	683
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor) (including 200 PIK)	12.45%	12/2027	943	932	0.1	693
					40,160	37,343	4.1	30,412
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 640 (100 Floor)	10.86%	04/2029	125	125	0.0	125
American Refrigeration	Senior Secured First Lien Term Loan	S + 640 (100 Floor)	10.86%	02/2029	3,465	3,442	0.5	3,465
American Refrigeration	Senior Secured First Lien Term Loan	S + 640 (100 Floor)	10.71%	04/2029	199	199	0.0	199
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.09%	10/2026	3,560	3,493	0.5	3,557
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(15)	0.0	(1)
Career Certified, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	—	(1)	0.0	(3)
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(3)	0.0	(3)
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	02/2031	2,200	2,184	0.3	2,184
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.82%	06/2031	1,776	1,769	0.2	1,756
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(8)	0.0	(9)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.82%	06/2031	4,797	4,754	0.7	4,749
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.07%	06/2031	70	70	0.0	52
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.67%	05/2027	12,713	12,633	1.8	12,713
GH Parent Holdings Inc.	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.67%	05/2027	264	252	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.67%	05/2027	6,128	6,128	0.8	6,128

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.51%	08/2029	1,065	1,047	0.1	1,030
Guardian Access Solutions	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.51%	08/2029	338	323	0.0	324
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.51%	08/2029	2,857	2,802	0.4	2,807
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2030	—	(6)	0.0	(16)
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.30%	11/2030	187	177	0.0	177
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	11/2030	2,544	2,514	0.3	2,514
Halo Buyer, Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.32%	02/2029	26	16	0.0	16
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.32%	02/2029	3,478	3,411	0.5	3,409
Hamsard 3778 Limited (4)(5)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	(17)	0.0	(18)
Hamsard 3778 Limited (11)	Unitranche First Lien - Last Out Term Loan	S + 550	9.96%	10/2031	9,213	9,031	1.2	8,983
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.80%	12/2026	18,360	18,193	2.6	18,360
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(16)	0.0	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.90%	12/2026	238	237	0.0	238
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.90%	12/2026	1,425	1,416	0.2	1,425
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.00%	01/2028	3,681	3,653	0.5	3,681
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	01/2028	2,770	2,749	0.4	2,770
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2028	—	(2)	0.0	—
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.03%	06/2028	10,989	10,855	1.5	10,963
Infobase	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.03%	06/2028	1,020	1,004	0.1	1,016
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.54%	10/2030	10,462	10,215	1.5	10,562
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.54%	10/2030	986	953	0.1	1,001
Iris Buyer, LLC	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.54%	10/2030	454	423	0.1	454
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.54%	10/2030	114	103	0.0	136

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	344	343	0.0	344
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	1,032	1,031	0.1	1,032
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.44%	07/2027	608	602	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.44%	07/2027	218	216	0.0	218
MHS Acquisition Holdings, LLC	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.44%	07/2027	60	59	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.69%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	10.97%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.65%	02/2029	4,285	4,210	0.6	4,285
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.65%	02/2029	1,928	1,911	0.3	1,928
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(18)	0.0	—
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.65%	02/2029	1,718	1,718	0.2	1,718
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.65%	02/2029	2,531	2,531	0.3	2,531
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	—	(6)	0.0	(9)
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	(5)
NRG Controls	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.32%	10/2030	3,085	3,048	0.4	3,049
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 800	12.32%	05/2030	1,307	1,307	0.2	1,307
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Revolver	S + 800	12.32%	05/2030	473	473	0.1	473
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	—	(13)	0.0	(22)
RN Enterprises, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.55%	10/2031	247	232	0.0	234
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.55%	10/2031	6,841	6,762	1.0	6,774
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.55%	10/2031	873	865	0.1	865
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	05/2031	1,141	1,141	0.2	1,126
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	05/2030	327	327	0.0	293
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	05/2031	26,428	26,428	3.7	26,081

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc.	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.00%	10/2025	150	150	0.0	150
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.94%	10/2025	2,130	2,126	0.3	2,130
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	5,107	5,023	0.7	5,068
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,316	0.3	2,341
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	—	(11)	0.0	(32)
UHY Advisors , Inc.	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.26%	11/2031	267	258	0.0	258
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.06%	11/2031	4,575	4,544	0.6	4,543
					173,616	171,749	23.5	172,434
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.44%	07/2028	4,714	4,668	0.6	4,711
Bandon Fitness (Texas) Inc. (4)(5)	Unitranche First Lien Revolver			07/2028	—	(4)	0.0	-
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.47%	07/2028	2,092	2,075	0.3	2,091
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.93%	11/2027	7,518	7,458	1.0	7,463
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.93%	11/2027	1,044	1,030	0.1	1,034
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	-	-	0.0	(2)
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.80%	10/2028	13,432	13,323	1.9	13,355
Everlast Parent Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.80%	10/2028	829	818	0.1	819
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.05%	10/2028	3,301	3,247	0.4	3,210
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.45%	12/2029	4,201	4,157	0.6	4,117
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	12/2029	1,410	1,404	0.2	1,382
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	12/2029	1,401	1,388	0.2	1,373
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(6)	0.0	(14)
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	12/2029	1,530	1,522	0.2	1,499
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.45%	12/2029	583	572	0.1	571
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(35)	0.0	(35)

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor) (including 250 PIK)	11.39%	11/2026	3,344	3,336	0.4	3,182
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor) (including 250 PIK)	11.39%	11/2026	3,313	3,303	0.4	3,152
HGH Purchaser, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.89%	11/2026	542	548	0.1	466
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor) (including 250 PIK)	11.39%	11/2026	7,881	7,810	1.0	7,499
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.56%	06/2028	491	475	0.1	491
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.56%	06/2029	10,134	10,022	1.4	10,134
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,784	1,757	0.2	1,761
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.56%	06/2029	878	866	0.1	878
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.56%	06/2029	481	477	0.1	481
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (including 600 PIK)	12.44%	08/2027	4,682	4,651	0.6	4,343
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (including 600 PIK)	12.44%	08/2027	2,074	2,057	0.3	1,924
Learn-It Systems, LLC	Senior Secured First Lien Revolver	S + 475 (100 Floor) (including 75 PIK)	10.01%	09/2026	180	174	0.0	180
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor) (including 75 PIK)	10.01%	09/2026	2,634	2,596	0.4	2,634
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor) (including 75 PIK)	9.94%	09/2026	4,454	4,426	0.6	4,454
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor) (including 75 PIK)	10.01%	09/2026	1,193	1,176	0.2	1,193
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.17%	04/2029	5,133	5,104	0.7	5,088
Mario Purchaser, LLC	Unitranche First Lien - Last Out Term Loan	S + 1079 PIK	15.17%	04/2032	4,422	4,343	0.6	4,499
Mario Purchaser, LLC	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.17%	04/2028	383	371	0.1	374
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.17%	04/2029	9,639	9,514	1.3	9,555
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575.3 (100 Floor)	10.18%	04/2029	474	396	0.1	432
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	—	0.0	(3)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.03%	07/2025	2,971	2,971	0.4	2,914
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	0.0	(6)
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.06%	08/2029	3,495	3,473	0.5	3,488
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,264	1,245	0.2	1,237
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 PIK	14.75%	08/2030	314	303	0.0	305

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	12/2028	12,811	12,639	1.8	12,939
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.05%	12/2028	2,876	2,859	0.4	2,904
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(21)	0.0	19
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.05%	12/2028	1,033	1,010	0.1	1,071
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.64%	11/2029	1,481	1,470	0.2	1,481
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.94%	11/2029	1,638	1,625	0.2	1,638
USA Hometown Experts, Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.94%	11/2029	180	173	0.0	180
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	—	0.0	—
Wrench Group LLC (8)	Senior Secured Second Lien Term Loan	1125	11.25%	04/2027	4,833	4,781	0.6	4,715
					139,067	137,544	18.8	137,176
Diversified Financials
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.07%	09/2028	9,779	9,658	1.5	9,871
Alera Group Inc.	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.07%	09/2028	4,875	4,813	0.7	4,921
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.07%	09/2028	3,111	3,066	0.4	3,142
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(7)	0.0	2
Essential Services Holding Corporation	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.30%	06/2031	149	141	0.0	149
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	06/2031	7,584	7,514	1.0	7,596
iLending LLC (9)	Senior Secured First Lien Term Loan			06/2026	4,384	4,385	0.3	2,467
iLending LLC (4)(5)(9)	Senior Secured First Lien Revolver			06/2026	—	—	0.0	(314)
King Mid LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.80%	12/2027	3,465	3,448	0.5	3,465
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	0.0	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.80%	12/2027	3,365	3,328	0.5	3,365
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.82%	12/2027	3,586	3,586	0.5	3,586
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.82%	12/2027	1,194	1,186	0.2	1,194
King Mid LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.82%	12/2027	2,294	2,278	0.3	2,294
Miracle Mile Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2028	—	(19)	0.0	(51)
Miracle Mile Holdings, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.40%	11/2028	50	49	0.0	49
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.42%	11/2028	2,145	2,124	0.3	2,124

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.05%	03/2030	835	828	0.1	835
PCS Retirement	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.05%	03/2030	123	117	0.0	123
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.05%	03/2030	5,049	5,010	0.7	5,049
RWA Wealth Partners, LLC.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.07%	11/2030	309	297	0.0	275
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(10)	0.0	(10)
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	11/2030	6,150	6,106	0.8	6,108
Soltis (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2030	—	(6)	0.0	—
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(8)	0.0	—
Soltis	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.32%	08/2030	1,891	1,859	0.3	1,891
					60,338	59,741	8.1	58,131
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	1,250	1,250	0.2	1,250
					1,250	1,250	0.2	1,250
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 410 PIK)	14.91%	04/2028	3,237	3,045	0.2	1,698
					3,237	3,045	0.2	1,698
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.72%	05/2029	4,861	4,830	0.7	4,861
JTM Foods LLC	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.72%	05/2029	480	474	0.1	480
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.70%	05/2029	661	658	0.1	661
					6,002	5,962	0.9	6,002
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 275 (75 Floor) (including 325 PIK)	10.42%	08/2028	6,924	6,830	0.9	6,711
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (including 325 PIK)	10.42%	08/2028	1,227	1,222	0.2	1,191
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (including 325 PIK)	10.41%	08/2028	1,329	1,313	0.2	1,289
ACI Group Holdings, Inc.	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.92%	08/2027	89	83	0.0	66

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.30%	10/2029	3,950	3,918	0.5	3,950
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.30%	10/2029	218	210	0.0	218
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(6)	0.0	—
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.45%	12/2027	3,397	3,383	0.5	3,397
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.45%	12/2027	4,850	4,807	0.7	4,850
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(6)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.29%	02/2029	4,158	4,127	0.6	4,158
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.05%	10/2027	4,789	4,742	0.7	4,789
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.05%	10/2027	2,142	2,131	0.3	2,142
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(6)	0.0	—
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.05%	10/2027	1,638	1,638	0.2	1,638
Avalign Technologies, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.82%	12/2028	501	475	0.1	382
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S +362.5 (75 Floor) (including 362.5 PIK)	11.56%	12/2028	13,124	12,916	1.7	12,190
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.70%	05/2026	4,442	4,442	0.6	4,442
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.70%	05/2026	1,571	1,571	0.2	1,571
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC (6)(8)	Unsecured Debt	1445 PIK	14.45%	05/2026	1,885	1,461	0.3	1,885
BVI Medical Inc. (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan	S + 125 (75 Floor) (including 500 PIK)		03/2032	—	(3)	0.0	(7)
BVI Medical Inc. (4)(5)(6)	Unitranche First Lien Revolver	S + 125 (75 Floor) (including 500 PIK)		03/2032	—	(12)	0.0	(12)
BVI Medical Inc. (6)	Unitranche First Lien Term Loan	S + 125 (75 Floor) (including 500 PIK)	10.57%	03/2032	10,135	9,983	1.4	9,983
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.55%	08/2027	4,962	4,917	0.7	4,962
CC Amulet Management, LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.55%	08/2027	671	663	0.1	671
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.55%	08/2027	902	893	0.1	902

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Centria Subsidiary Holdings, LLC	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.54%	06/2027	237	230	0.0	237
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.54%	06/2027	11,250	11,222	1.5	11,250
ConvenientMD	Senior Secured First Lien Term Loan	S + 500	9.46%	06/2029	5,623	5,571	0.8	5,623
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2029	—	(7)	0.0	—
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.17%	11/2027	11,419	11,318	1.6	11,419
EMS Buyer, Inc.	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.17%	11/2027	403	399	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.17%	11/2027	973	962	0.1	973
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.17%	11/2027	2,084	2,084	0.3	2,084
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.31%	06/2029	13,412	12,965	1.7	12,473
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.44%	07/2028	19,300	19,214	2.6	19,204
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.94%	04/2026	5,953	5,934	0.8	5,680
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(6)	0.0	(28)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.94%	04/2026	3,479	3,468	0.5	3,319
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 425 (100 Floor) (including 300 PIK)	11.69%	06/2027	4,964	4,935	0.7	4,755
Great Lakes Dental Partners, LLC	Unitranche First Lien Revolver	S + 425 (100 Floor) (including 300 PIK)	11.69%	06/2027	310	308	0.0	292
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.43%	05/2027	4,391	4,351	0.6	4,391
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.43%	05/2027	792	783	0.1	792
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.43%	05/2027	3,285	3,238	0.5	3,285
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.43%	05/2027	1,070	1,059	0.1	1,070
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.43%	06/2030	860	860	0.1	860
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	14,571	14,457	2.0	14,571
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,661	2,622	0.4	2,661
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.99%	12/2026	1,099	1,086	0.2	1,099
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,709	2,668	0.4	2,709
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	386	381	0.1	386

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.96%	06/2026	2,942	2,942	0.4	2,847
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.96%	06/2026	353	353	0.0	342
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.95%	06/2026	442	442	0.1	428
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.96%	06/2026	809	809	0.1	783
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	7,968	7,803	1.1	8,207
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(61)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.30%	06/2030	17,027	16,718	2.4	17,197
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.31%	10/2027	5,887	5,827	0.8	5,681
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor) (including 75 PIK)	11.06%	03/2028	1,157	1,153	0.1	1,050
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor) (including 75 PIK)	11.06%	03/2028	468	467	0.1	425
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor) (including 75 PIK)	11.06%	03/2028	2,247	2,240	0.3	2,039
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.20%	10/2027	5,521	5,467	0.7	5,285
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.20%	10/2027	1,074	1,063	0.1	1,021
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.05%	02/2027	786	786	0.1	786
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	02/2027	17,606	17,606	2.4	17,606
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.82%	02/2031	690	672	0.1	693
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.82%	02/2031	883	861	0.1	885
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(4)	0.0	1
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.82%	02/2031	6,099	6,046	0.8	6,106
Medical Review Institute of America	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.30%	07/2030	112	105	0.0	112
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	07/2030	5,672	5,620	0.8	5,672

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.40%	06/2027	4,399	4,354	0.6	4,399
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.40%	06/2027	5,460	5,402	0.8	5,460
MWD Management LLC (United Derm)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.40%	06/2027	480	468	0.1	480
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 450 (100 Floor) (including 350 PIK)	12.40%	09/2025	981	981	0.1	932
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor) (including 350 PIK)	12.40%	09/2025	6,814	6,815	0.9	6,469
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor) (including 350 PIK)	12.40%	09/2025	895	890	0.1	849
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor) (including 350 PIK)	12.40%	09/2025	303	303	0.0	288
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor) (including 350 PIK)	12.40%	09/2025	252	249	0.0	239
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 450 (100 Floor) (including 350 PIK)	14.40%	09/2025	176	176	0.0	176
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.69%	01/2028	2,834	2,798	0.4	2,834
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.69%	01/2026	948	941	0.1	948
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.69%	01/2028	11,805	11,664	1.6	11,805
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.69%	01/2028	360	355	0.0	360
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.69%	01/2028	3,519	3,487	0.5	3,519
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	4,031	3,972	0.6	4,075
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	10.55%	05/2029	269	265	0.0	259
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.05%	05/2029	670	660	0.1	641
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.05%	05/2029	7,115	7,021	0.9	6,858
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.57%	08/2028	9,214	9,115	1.3	9,214
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.57%	08/2028	4,999	4,994	0.7	4,999
Premier Dental Care Management, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.57%	08/2027	236	218	0.0	236
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.57%	08/2028	1,992	1,976	0.3	1,992

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.42%	09/2027	10,133	10,035	1.4	10,119
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.42%	09/2027	1,578	1,569	0.2	1,576
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.42%	04/2030	2,095	2,060	0.3	2,090
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.93%	05/2027	5,191	5,161	0.7	5,171
Quorum Health Resources (4)(5)	Unitranche First Lien Revolver			05/2027	—	(5)	0.0	(3)
Safco Dental Supply, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.95%	06/2025	342	342	0.0	333
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(12)	0.0	(30)
REP Behavioral Health, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.32%	12/2030	184	166	0.0	166
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.32%	12/2030	5,736	5,668	0.8	5,667
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.95%	06/2025	4,043	4,039	0.5	3,984
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	0.0	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	8,884	8,813	1.2	8,974
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	4,713	4,643	0.7	4,760
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(6)	0.0	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(14)	0.0	(12)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	10.32%	12/2028	786	787	0.1	786
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	10.32%	12/2028	15,350	15,266	2.1	15,326
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	11.44%	07/2025	4,624	4,613	0.6	4,581
SolutionReach, Inc.	Senior Secured First Lien Revolver	S + 600	10.45%	07/2025	465	465	0.1	462
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.36%	07/2029	3,693	3,616	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	8.38%	07/2029	3,786	3,501	0.5	3,786
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	10.36%	07/2029	1,935	1,902	0.3	1,946
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.36%	07/2029	6,040	5,820	0.8	6,040

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.92%	05/2029	6,190	6,143	0.9	6,190
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(4)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.92%	05/2029	356	348	0.0	356
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.92%	06/2030	2,581	2,581	0.4	2,581
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.45%	09/2025	2,939	2,932	0.4	2,939
Unifeye Vision Partners	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.45%	09/2025	1,700	1,697	0.2	1,700
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.45%	09/2025	5,117	5,103	0.7	5,117
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.45%	09/2025	4,921	4,918	0.7	4,921
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	—	(3)	0.0	—
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	07/2031	2,152	2,132	0.3	2,155
					435,164	430,079	59.2	430,448
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (including 510 PIK)	12.14%	03/2026	3,126	3,116	0.4	3,017
Lash Opco LLC	Unitranche First Lien Revolver	S + 265 (100 Floor) (including 510 PIK)	12.14%	09/2025	389	387	0.1	375
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (including 510 PIK)	12.14%	03/2026	3,188	3,172	0.4	3,076
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (including 510 PIK)	12.14%	03/2026	1,035	1,031	0.1	998
					7,738	7,706	1.0	7,466
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.29%	04/2030	1,744	1,717	0.2	1,744
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(5)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	04/2030	2,184	2,165	0.3	2,184

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(5)	0.0	(7)
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.45%	04/2030	11,423	11,344	1.6	11,309
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.45%	04/2030	392	388	0.1	388
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	09/2028	6,446	6,390	0.9	6,453
Galway Borrower, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	09/2028	176	172	0.0	174
Galway Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	09/2028	34	32	0.0	35
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0	(3)
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.1	2
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.31%	08/2028	20,174	20,174	2.9	20,202
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 600	10.45%	08/2026	5,205	5,009	0.7	5,096
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(11)	0.0	(9)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(12)	0.0	(10)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.45%	10/2028	9,065	8,990	1.2	9,060
Patriot Growth Insurance Services, LLC	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.45%	10/2028	330	323	0.0	330
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	10/2028	2,784	2,767	0.4	2,781
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	10/2028	702	691	0.1	701
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.07%	10/2031	59	43	0.0	31
The Hilb Group, LLC	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.07%	10/2031	76	61	0.0	62
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	10/2031	14,987	14,850	2.0	14,862

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(18)	0.0	(152)
Vantage Insurance Partners, Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.30%	12/2028	78	71	0.0	52
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	12/2028	4,450	4,413	0.6	4,302
					80,309	79,548	11.1	79,587
Materials
A&A Global Imports, LLC (4)(9)	Senior Secured First Lien Term Loan			06/2026	1,469	992	0.0	(1)
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,720	—	0.0	3
A&A Global Imports, LLC	Senior Secured First Lien Revolver	S + 650 (100 Floor)	10.90%	06/2026	545	545	0.1	545
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan	1140 PIK		12/2027	3,200	3,188	0.1	646
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan	1140 PIK		12/2027	499	498	0.0	101
Action Signature Acquisition, Inc.	Unitranche First Lien Revolver	S + 700 PIK	11.40%	12/2027	415	413	0.1	415
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan	1140 PIK		12/2027	265	242	0.0	53
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan	1140 PIK		12/2027	830	826	0.0	167
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.07%	11/2030	9,808	9,642	1.4	9,906
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(27)	0.0	—
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2029	4,246	4,211	0.6	4,246
Online Labels Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	12/2029	263	260	0.0	263
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(5)	0.0	—
					23,260	20,783	2.3	16,344
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.45%	12/2027	7,172	7,102	1.0	7,046
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(1)	0.0	(2)

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	1121 PIK	11.21%	12/2028	15,086	14,915	1.7	12,433
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	1121 PIK	11.21%	12/2028	791	783	0.1	652
Nephron Pharmaceuticals, LLC	Unitranche First Lien - Last Out Term Loan	S + 800	12.36%	12/2027	7,500	7,395	1.0	7,388
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.66%	09/2026	2,174	2,154	0.3	2,174
Teal Acquisition Co., Inc	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.64%	09/2026	1,277	1,267	0.2	1,277
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.66%	09/2026	1,200	1,192	0.2	1,200
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.76%	09/2026	291	290	0.0	291
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	12/2029	3,333	3,263	0.5	3,330
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(9)	0.0	—
					38,824	38,351	5.0	35,789
Retailing
MeriCal, LLC (9)	Unitranche First Lien Term Loan			11/2025	7,543	7,232	0.5	3,567
MeriCal, LLC (9)	Senior Secured First Lien Revolver			11/2025	800	800	0.0	215
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2025	—	(1)	0.0	(2)
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.64%	06/2025	13,837	13,822	1.9	13,803
					22,180	21,853	2.4	17,583

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.34%	06/2028	2,776	2,761	0.4	2,776
ABACUS Holdings I LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.39%	06/2028	692	678	0.1	692
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.39%	06/2028	6,630	6,549	0.9	6,630
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	—	0.0	—
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver			06/2028	—	—	0.0	—
Affinitiv, Inc.	Unitranche First Lien Revolver	S + 700 (100 Floor) (including 200 PIK)	13.56%	07/2027	57	55	0.0	41
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 200 PIK)	13.56%	07/2027	6,132	6,079	0.8	5,907
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.44%	11/2027	746	737	0.1	746
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(1)	0.0	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.44%	11/2027	534	527	0.1	534
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.44%	11/2027	1,857	1,834	0.3	1,857
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600	10.44%	11/2027	296	292	0.0	296
Apps Associates LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.17%	07/2027	5,452	5,404	0.7	5,391
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.17%	07/2027	1,755	1,740	0.2	1,735
Apps Associates LLC	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.17%	07/2027	160	154	0.0	151
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	07/2027	19,137	19,137	2.6	18,951
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(19)	0.0	(23)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.32%	06/2026	4,743	4,719	0.6	4,683
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(3)	0.0	(8)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	06/2026	750	741	0.1	741
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.67%	10/2025	1,353	1,351	0.2	1,329
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.67%	10/2025	287	286	0.0	282
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.92%	10/2025	150	150	0.0	147
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.92%	10/2025	162	162	0.0	160

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.05%	08/2030	3,085	3,072	0.4	3,046
Blue Mantis	Senior Secured First Lien Revolver	S + 475 (75 Floor)	9.05%	08/2030	245	235	0.0	234
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.05%	08/2030	3,507	3,468	0.5	3,464
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.05%	08/2030	499	493	0.1	493
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(20)	0.0	—
C-4 Analytics	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.81%	05/2030	555	539	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.81%	05/2030	18,361	18,202	2.5	18,361
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.81%	03/2028	2,413	2,401	0.3	2,413
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(10)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.81%	03/2028	10,282	10,217	1.4	10,282
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.57%	12/2028	9,356	9,281	1.3	9,356
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.57%	12/2028	413	409	0.1	413
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.57%	12/2028	549	539	0.1	549
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.05%	01/2029	7,061	7,005	1.0	7,028
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.05%	01/2029	402	385	0.1	392
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.05%	01/2029	550	546	0.1	547
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.05%	01/2029	300	298	0.0	299
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	13,331	13,041	1.8	13,360
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(28)	0.0	—
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(8)	0.0	(8)
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	12/2030	3,042	3,005	0.4	3,006
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	2,779	2,754	0.4	2,785

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	11/2028	12,859	12,711	1.8	12,951
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(12)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	11/2028	1,099	1,090	0.2	1,107
List Partners, Inc. (9)	Senior Secured First Lien Revolver			06/2025	316	314	0.0	244
List Partners, Inc. (9)	Senior Secured First Lien Term Loan			06/2025	3,607	3,592	0.4	3,031
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	02/2026	19,637	19,553	2.7	19,490
MRI Software LLC	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.05%	02/2026	86	79	0.0	43
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	02/2026	1,279	1,274	0.2	1,270
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.17%	02/2027	323	318	0.0	317
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	—	(6)	0.0	—
Medicus IT	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.01%	07/2030	110	100	0.0	110
Medicus IT	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	07/2030	6,070	6,014	0.8	6,070
Net Health Acquisition Corp.	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.07%	07/2031	170	155	0.0	169
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	07/2031	13,262	13,144	1.8	13,251
New Era Technology, Inc. (9)	Unitranche First Lien Term Loan			10/2026	2,994	2,976	0.3	2,116
New Era Technology, Inc. (9)	Unitranche First Lien Revolver			10/2026	228	226	0.0	161
New Era Technology, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			10/2026	1,924	1,908	0.2	1,359
New Era Technology, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			10/2026	6,377	6,339	0.6	4,506
New Era Technology, Inc. (9)	Unitranche First Lien Revolver			10/2026	486	481	0.0	343
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(22)	0.0	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.90%	10/2027	9,354	9,265	1.3	9,354
Omega Systems Intermediate Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			01/2031	—	(4)	0.0	(12)
Omega Systems Intermediate Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	—	(4)	0.0	(4)
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	01/2031	2,100	2,080	0.3	2,080

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +550 (100 Floor) (including 100 PIK)	10.97%	03/2027	1,083	1,082	0.1	1,076
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.97%	03/2027	500	499	0.1	497
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +550 (100 Floor) (including 100 PIK)	10.97%	03/2027	3,133	3,125	0.4	3,114
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +550 (100 Floor) (including 100 PIK)	10.97%	03/2027	543	538	0.1	540
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +550 (100 Floor) (including 100 PIK)	10.97%	03/2027	444	441	0.1	441
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,167	1,167	0.2	1,122
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	12.42%	07/2027	5,000	5,000	0.7	5,000
Right Networks, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.32%	05/2029	330	330	0.0	330
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.32%	05/2029	24,042	24,042	3.3	24,042
Ruffalo Noel Levitz, LLC (9)	Unitranche First Lien Revolver			12/2026	316	310	0.0	127
Ruffalo Noel Levitz, LLC (9)	Unitranche First Lien Term Loan			12/2026	2,619	2,572	0.1	1,055
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	11/2028	19,826	19,642	2.7	19,821
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	11/2028	2,415	2,392	0.3	2,414
Saturn Borrower Inc (4)(5)	Unitranche First Lien Revolver			11/2028	—	(14)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.05%	04/2028	2,358	2,346	0.3	2,358
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(11)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.05%	04/2028	8,704	8,603	1.2	8,704
Strata Information Group, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.86%	12/2030	318	314	0.0	306
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(7)	0.0	(7)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.86%	12/2030	1,200	1,189	0.2	1,188

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.20%	05/2028	528	525	0.1	528
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.20%	05/2028	5,154	5,094	0.8	5,154
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.19%	05/2028	2,364	2,364	0.3	2,364
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.20%	09/2027	3,035	2,961	0.4	3,035
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(9)	0.0	—
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.70%	09/2027	361	353	0.0	361
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 350 (including 100 PIK)	8.93%	06/2027	4,958	4,949	0.5	3,644
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 350 (including 100 PIK)	8.93%	06/2027	1,232	1,230	0.1	906
Transportation Insight, LLC	Senior Secured First Lien Revolver	S + 350 (including 100 PIK)	8.93%	06/2027	698	697	0.1	501
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.42%	12/2025	614	613	0.1	614
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.42%	12/2025	1,006	1,003	0.1	1,006
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.42%	12/2025	407	404	0.1	407
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.42%	12/2025	1,867	1,864	0.3	1,869
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.42%	12/2025	1,489	1,484	0.2	1,489
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.42%	12/2025	1,111	1,102	0.2	1,111
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.42%	12/2025	195	195	0.0	195
					311,697	309,117	41.4	302,861
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.49%	12/2026	3,465	3,391	0.5	3,465
Gener8, LLC	Senior Secured First Lien Term Loan	S + 200 (including 600 PIK)	12.56%	08/2025	5,872	5,872	0.5	3,610
Gener8, LLC	Senior Secured First Lien Revolver	S + 200 (including 600 PIK)	12.56%	08/2025	1,257	1,257	0.1	658
Gener8, LLC	Senior Secured First Lien Term Loan	S + 200 (100 Floor) (including 600 PIK)	12.56%	08/2025	253	253	0.0	155
					10,847	10,773	1.1	7,888

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 265 (including 425 PIK)	11.36%	08/2026	2,346	2,320	0.3	2,335
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 265 (including 425 PIK)	11.36%	08/2026	439	439	0.1	437
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 265 (100 Floor) (including 425 PIK)	11.36%	08/2026	43	42	0.0	43
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.17%	01/2028	4,278	4,228	0.6	4,232
					7,106	7,029	1.0	7,047
Total Debt Investments United States					1,399,126	1,379,826	185%	1,346,420
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	824
Sun Acquirer Corp.	Common Stock				428	43	0.0	57
						658	0.1	881

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	0.0	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	1,011	0.5	3,350
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	765
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	223
ASP MCS Acquisition Corp. (6)	Common Stock				791	-	0.0	68
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	333	0.1	462
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.2	1,812
Iris Buyer, LLC	Common Stock				577	577	0.1	646
Iris Buyer, LLC	Common Stock				576,923	—	0.0	27
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	890
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	—
RN Enterprises, LLC	Common Stock				776	791	0.1	791
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	343

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.6	4,064
Seko Global Logistics Network, LLC (11)	Common Stock				625	2,373	0.3	2,318
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						10,988	2.1	15,762
Consumer Services
Everlast Parent Inc.	Common Stock				948	949	0.1	713
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	792
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	27
HGH Purchaser, Inc.	Common Stock				4,171	417	0.0	198
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,425
Legalshield	Common Stock				372	372	0.1	759
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	656
Mario Purchaser, LLC	Common Stock				118	118	0.0	75
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	327
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,206
Wrench Group LLC	Common Stock				2,337	235	0.1	605
Wrench Group LLC	Common Stock				655	66	0.0	170
						7,141	0.9	6,953
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					266	0.0	336
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	0.0	1
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.8	34,051
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,312	0.2	1,131
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	31
WhiteHawk III Onshore Fund L.P. (2)(6)(11)(13)(14)	Partnership Interest					3,227	0.5	3,490
						46,363	5.5	39,040
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	3,000	0.3	2,035
						3,000	0.3	2,035

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	910	0.1	453
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,953
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	40
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.1	881
BVI Medical Inc. (6)	Common Stock				7,495	1,137	0.2	1,137
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.4	3,068
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,512
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	82
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.4	3,011
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,192	1,192	0.2	1,331
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				16,416	46	0.0	—
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,237
Smile Doctors LLC	Common Stock				1,191	714	0.1	711
Vital Care Buyer, LLC	Common Stock				649	1	0.0	15
Vital Care Buyer, LLC	Common Stock				64	64	0.0	56
						13,035	2.7	19,487
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1	571
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,322
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,524
						2,040	0.6	4,417
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
						—	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Nephron Pharmaceuticals, LLC	Common Stock				128,000	-	0.0	128
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1	948
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	565
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	353
WCT Group Holdings, LLC	Common Stock				118	1,176	0.3	1,886
						3,132	0.5	3,880
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0	—
MeriCal, LLC	Common Stock				5,334	—	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	676
Slickdeals Holdings, LLC (6)	Common Stock				89	891	0.0	222
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,108	608	0.1	728
						1,602	0.2	1,626
Software & Services
Certify, Inc.	Common Stock				841	247	0.0	241
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	855
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	—
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	2,063
Odessa Technologies, Inc.	Common Stock				10,714	1,070	0.2	1,159
Park Place Technologies, LLC	Common Stock				479	479	0.0	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	453
Park Place Technologies, LLC	Common Stock				685,018	—	0.0	—
Saturn Borrower Inc	Common Stock				434,163	481	0.1	934
						4,058	0.8	5,711

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	-	-
						—	-	-
Total Equity Investments United States						92,017	14%	99,792
Total United States						$1,471,843	198.6%	$1,446,212
Canada
Equity Investments
Telecommunication Services
Sandvine Corporation (11)	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0	—
Total Canada						$—	0.0%	$—
Finland
Debt Investments
Software & Services
SC MidCo Oy (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2032	€-	-	0.0%	(3)
SC MidCo Oy (11)	Unitranche First Lien Term Loan	SN + 525	7.67%	03/2032	€1,941	$1,917	0.3%	$1,902
					1,941	1,917	0.3	1,899
Total Debt Investments Finland					1,941	1,917	0.3	1,899
Total Finland					€1,941	$1,917	0.3%	$1,899
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	10.98%	12/2027	£7,917	$7,658	1.1%	$7,917
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	10.98%	12/2027	£1,070	1,007	0.1	1,070
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.20%	06/2028	£1,829	1,963	0.3	1,829
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.96%	06/2028	£506	719	0.1	506
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.99%	06/2028	£14,209	13,397	2.0	14,209
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.96%	06/2028	£2,757	2,642	0.4	2,757
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.99%	06/2028	£3,677	3,605	0.5	3,677
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.99%	06/2028	£6,434	6,092	0.9	6,434
					38,399	37,083	5.4	38,399

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.45%	03/2028	£4,352	$4,298	0.5	$3,921
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.45%	03/2028	£9,939	9,812	1.2	8,955
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	£4,953	4,882	0.6	4,463
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£—	(47)	0.0	(295)
					19,244	18,945	2.3	17,044
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	11.19%	10/2030	£5,605	$5,214	0.8	$5,605
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	11.19%	10/2030	£1,607	1,499	0.2	1,607
					7,212	6,713	1.0	7,212
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 575	10.35%	08/2028	£526	$522	0.1	$526
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.35%	08/2028	£17,095	17,894	2.4	17,095
					17,621	18,416	2.5	17,621
Total Debt Investments United Kingdom					£82,476	$81,157	11.2%	$80,276
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Preferred Stock				£2,126,875	$968	0.3	$2,014
VetStrategy (11)	Common Stock				£37,612	30	—	—
					2,164,487	998	0.3	2,014
Total Equity Investments United Kingdom						998	0.3%	2,014
Total United Kingdom						$82,155	11.5%	$82,290

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	9.18%	10/2030	€3,116	$3,073	0.4%	$3,116
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€1,199	1,166	0.2	1,199
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€162	153	-	162
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€963	906	0.1	963
					€5,440	5,298	0.7	5,440
Total Debt Investments France					5,440	5,298	0.7%	5,440
Total France						$5,298	0.7%	$5,440
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	9.92%	11/2031	£6,459	$6,130	0.9%	$6,281
					£6,459	6,130	0.9	6,281
Total Debt Investments Jersey					£6,459	6,130	0.9%	6,281
Total Jersey						$6,130	0.9%	$6,281
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (4)(5)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan			03/2032	€—	(11)	—	(11)
Avidity Acquisition B.V. (11)	Unitranche First Lien - Last Out Term Loan	E + 525	7.68%	03/2032	€2,368	$2,278	0.3	$2,320
Pitch MidCo B.V. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€—	(18)	—	—
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	8.61%	04/2031	€3,097	2,988	0.4	3,097
					5,465	5,237	1	5,406

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600 (including 187.5 PIK)	10.20%	07/2029	€2,429	$2,304	0.3	$2,172
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	E + 413 (including 187.5 PIK)	8.32%	07/2029	€1,301	1,262	0.1	881
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 381 (including 218.75 PIK)	10.53%	07/2029	€3,487	3,423	0.4	3,117
					7,217	6,989	0.8	6,170
Total Debt Investments Netherlands					12,682	12,226	1.5%	11,576
Total Netherlands						$12,226	1.5%	$11,576
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				€1,025	$1	0.0	$—
Miraclon Corporation (11)	Preferred Stock				€90,601	73	0.0	104
						74	0.0	104
Total Equity Investments Belgium						$74	0.0%	$104
Total Belgium						$74	0.0%	$104
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(27)	0.0	$(8)
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	9.15%	11/2030	AUD 6,487	6,692	0.9	6,446
					AUD 6,487	6,665	0.9	6,438

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	9.93%	03/2028	AUD 18,181	$21,376	2.5	$18,182
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575 (75 Floor)	9.93%	03/2028	AUD 3,032	3,341	0.4	3,032
					AUD 21,213	24,717	2.9	21,214
Total Debt Investments Australia					AUD 27,700	31,382	3.8%	27,652
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock				AUD 128,654,071	$1,325	0.2	$1,237
Ancora Bidco PTY LTD (11)	Common Stock				AUD 6,771,267	70	0.0	65
						1,395	0.2	1,302
Total Equity Investments Australia						1,395	0.2%	1,302
Total Australia						$32,777	4.0%	$28,954
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 450 (including 150 PIK)	8.43%	08/2029	€9,802	$8,960	1.4	$9,802
AX VI INV2 Holding AB (Voff) (4)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	(6)	0.0	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 PIK	12.39%	08/2030	€2,729	2,548	0.4	2,729
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 500 (including 150 PIK)	8.93%	08/2029	€1,652	1,612	0.2	1,652
					14,183	13,114	2.0	14,183
Total Debt Investments Sweden					14,183	13,114	2.0%	14,183

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.3	2,153
						1,086	0.3	2,153
Total Equity Investments Sweden						1,086	0.3%	2,153
Total Sweden						$14,200	2.3%	$16,336
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(6)(11)	Senior Secured First Lien Revolver			02/2032	CHF -	(71)	0.1	(74)
Solvias AG (6)(11)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	6.25%	02/2032	CHF 21,759	20,878	2.9	21,215
					21,759	20,807	3.0	21,141
Total Debt Investments Switzerland					21,759	20,807	3.0%	21,141
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (6)(11)	Common Stock				CHF 47,124	409	0.1	409
Sequence Parent (6)(11)	Preferred Stock				CHF 685.00	99	-	99
						508	0.1	508
Total Equity Investments Switzerland						508	0.1%	508
Total Switzerland						$21,315	$3.1%	$21,649
Total Investments						$1,647,935	$222.9%	$1,620,741

Cash Equivalents
Goldman Sachs Financial Square Government Fund			4.41%			$2,110	0.3	$2,110
Cash Equivalents Total						$2,110	0.3%	$2,110
Investments and Cash Equivalents Total						$1,650,045	223.2%	$1,622,851

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), SARON ("SR"), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $727,122 as of March 31, 2025

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.32%	4.29%	4.19%	4.01%
EURIBOR (“E”)	-	2.36%	2.34%	2.34%	2.31%
SONIA (“SN”)	4.46%	-	-	-	-
BBSY ("B")	-	-	4.13%	-	-
SARON (“SR”)	-	0.20%	-	-	-

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

(8) Fixed rate investment.

(9) The investment is on non-accrual status as of March 31, 2025.

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

(11) Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.8% as of March 31, 2025.

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

March 31, 2025 (Unaudited)

Note 1. Organization and Basis of Presentation

Crescent Capital BDC, Inc. (the “Company”) was formed on February 5, 2015 as a Delaware corporation structured as an externally managed, closed-end management investment company. The Company commenced investment operations on June 26, 2015. On January 30, 2020, the Company changed its state of incorporation from the State of Delaware to the State of Maryland. The Company was listed and began trading on the NASDAQ stock exchange on February 3, 2020. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and currently operates as a diversified investment company. In addition, the Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). As a RIC, the Company is not taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2025.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, we had twenty two investments across nine portfolio companies on non-accrual status, which represented 3.5% and 1.8% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had eighteen investments across seven portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2025 and December 31, 2024.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2025 the Company is subject to potential examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

CBDC Universal Equity, Inc. and First Eagle OEMG Investor, Inc., are wholly-owned subsidiaries of the Company, and taxable entities (“Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes and continues to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements. See Note 11 for details.

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

Segment Reporting

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

For the three months ended March 31, 2025 and 2024, the Company incurred administrative services expenses of $445 and $343, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $725 and $555, respectively, was payable to the Administrator which is included in the accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s accounting professionals, legal counsel, and compliance professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals is included in the administration expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings, which are included as directors’ fees on the Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, the Company incurred management fees of $5,038 and $4,980, respectively, of which $20 and $38, respectively, were waived. As of March 31, 2025 and December 31, 2024, management fees of $5,019 and $5,066, respectively, were unpaid.

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

The Adviser voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP.

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

For the three months ended March 31, 2025 and 2024, the Company incurred income incentive fees of $3,519 and $4,937, respectively, of which $32 and $36, respectively, were waived. As of March 31, 2025 and December 31, 2024, income incentive fees of $3,487 and $4,305, respectively, were unpaid.

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

For the three months ended March 31, 2025 and 2024, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of March 31, 2025 and December 31, 2024, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent Capital Group LP ("Crescent"), its employees and certain officers and directors of the Company. As of March 31, 2025 and December 31, 2024, Crescent, its employees and certain officers and directors of the Company owned 2.75% and 2.74%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

As of each of March 31, 2025 and December 31, 2024, Sun Life Financial Inc. ("Sun Life"), a majority owner of Crescent, owned 6.01%, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes, a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, a $2,000 participating lender the Company's Series 2024 Unsecured Notes - 2028, and a $10,000 participating lender the Company's Series 2024 Unsecured Notes - 2030, all described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2025	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$15,110	$261	$—	$—	$965	$16,336	$353
ASP MCS Acquisition	728	—	—	—	25	753	—
Bayside Opco, LLC	7,920	98	(14)	—	774	8,778	276
Isagenix International, LLC	2,005	83	—	—	(390)	1,698	101
Slickdeals Holdings, LLC	14,766	19	(38)	—	(725)	14,022	392
Vivid Seats Ltd.	910	—	—	—	(182)	728	—
WhiteHawk III Onshore Fund L.P.	5,354	—	(1,730)	—	(134)	3,490	258
Total Non-Controlled Affiliates	$46,793	$461	$(1,782)	$—	$333	$45,805	$1,380

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$248	$—	$—	$(43)	$14,357	$339
ASP MCS Acquisition	799	346	(1)	—	14	1,158	10
Bayside Opco, LLC	6,704	189	—	—	252	7,145	190
GACP II, LP	3,927	—	(2,855)	—	71	1,143	—
Isagenix International, LLC	2,546	72	—	—	(32)	2,586	91
Slickdeals Holdings, LLC	15,192	26	(37)	—	(72)	15,109	444
smarTours, LLC	—	23	—	—	(23)	—	—
Vivid Seats Ltd.	1,021	—	—	—	20	1,041	—
WhiteHawk III Onshore Fund L.P.	8,278	—	(240)	—	41	8,079	287
Total Non-Controlled Affiliates	$52,619	$904	$(3,133)	$—	$228	$50,618	$1,361

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

The Company’s investments in controlled affiliates for the three months ended March 31, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2025	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$9,221	$1,112	$(17)	$—	$(53)	$10,264	$170
First Eagle Logan JV, LLC(1)	32,575	—	(1)	—	1,477	34,051	1,200
Loadmaster Derrick & Equipment, Inc.	3,476	—	—	—	(190)	3,285	38
OEM Group, LLC	2,779	—	(2,214)	(3,800)	3,235	—	—
Total Controlled Affiliates	$48,051	$1,112	$(2,232)	$(3,800)	$4,469	$47,600	$1,408

The Company’s investments in controlled affiliates for the three months ended March 31, 2024 were as follows (in thousands)

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$1,615	$(695)	$—	$(2,074)	$9,221	$614
First Eagle Logan JV, LLC(1)	39,004	—	(2,559)	—	(3,870)	32,575	9,784
Loadmaster Derrick & Equipment, Inc.	6,287	—	(3,750)	6,443	(5,504)	3,476	471
OEM Group, LLC	8,253	(322)	(1,669)	—	(3,483)	2,779	—
Total Controlled Affiliates	$63,919	$1,293	$(8,673)	$6,443	$(14,931)	$48,051	$10,869

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

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$414,229	$400,297	$(13,932)	$395,736	$379,627	$(16,109)
Unitranche First Lien	1,067,556	1,048,878	(18,678)	1,055,506	1,044,141	(11,365)
Unitranche First Lien - Last Out	24,776	24,922	146	14,888	14,741	(147)
Senior Secured Second Lien	27,971	22,564	(5,407)	44,571	38,537	(6,034)
Unsecured Debt	17,325	18,207	882	16,690	17,525	835
Equity & Other	49,715	66,833	17,118	48,421	64,860	16,439
LLC/LP Equity Interests	46,363	39,040	(7,323)	48,094	39,426	(8,668)
Total investments	$1,647,935	$1,620,741	$(27,194)	$1,623,906	$1,598,857	$(25,049)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Health Care Equipment & Services	$451,949	27.8%	$436,183	27.3%
Software & Services	328,092	20.2	348,979	21.8
Commercial & Professional Services	245,285	15.1	231,599	14.6
Consumer Services	144,129	8.9	144,671	9.0
Diversified Financials	103,452	6.4	95,988	6.0
Insurance	84,004	5.2	83,670	5.2
Pharmaceuticals, Biotechnology & Life Sciences	67,488	4.2	53,230	3.3
Retailing	56,759	3.5	56,219	3.5
Automobiles & Components	35,185	2.2	35,988	2.3
Capital Goods	30,412	1.9	30,005	1.9
Consumer Durables & Apparel	17,044	1.1	19,244	1.2
Materials	16,344	1.0	16,444	1.0
Food, Beverage & Tobacco	13,214	0.8	14,801	0.9
Technology, Hardware & Equipment	7,888	0.5	7,928	0.5
Household & Personal Products	7,466	0.5	7,403	0.5
Transportation	7,047	0.4	8,245	0.5
Energy	3,285	0.2	3,476	0.2
Food & Staples Retailing	1,698	0.1	2,005	0.1
Telecommunication Services	0	0.0	0	0.0
Semiconductor and Semiconductor Equipment	-	-	2,779	0.2
Total investments	$1,620,741	100.0%	$1,598,857	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$1,446,212	89.3%	$1,452,243	90.8%
United Kingdom	82,290	5.1	82,556	5.2
Australia	28,954	1.8	28,698	1.8
Switzerland	21,649	1.3	-	-
Sweden	16,336	1.0	15,113	0.9
Netherlands	11,576	0.7	10,022	0.6
Jersey	6,281	0.4	6,088	0.4
France	5,440	0.3	4,015	0.3
Finland	1,899	0.1	-	-
Belgium	104	0.0	122	0.0
Total investments	$1,620,741	100.0%	$1,598,857	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$400,297	$400,297
Unitranche First Lien	—	26,441	1,022,437	1,048,878
Unitranche First Lien – Last Out	—	—	24,922	24,922
Senior Secured Second Lien	—	—	22,564	22,564
Unsecured Debt	—	—	18,207	18,207
Equity & Other	—	949	65,884	66,833
Subtotal	$—	$27,390	$1,554,311	$1,581,701
Investments Measured at NAV (1)				39,040
Total Investments				$1,620,741

Foreign Currency Forward Contracts - Assets	—	4,242	—	4,242
Foreign Currency Forward Contracts - Liabilities	—	284	—	284

The following table presents fair value measurements of investments as of December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$379,628	$379,628
Unitranche First Lien	—	30,206	1,013,934	1,044,140
Unitranche First Lien – Last Out	—	—	14,741	14,741
Senior Secured Second Lien	—	14,186	24,351	38,537
Unsecured Debt	—	—	17,525	17,525
Equity & Other	—	1,125	63,735	64,860
Subtotal	$—	$45,517	$1,513,914	$1,559,431
Investments Measured at NAV (1)				39,426
Total Investments				$1,598,857

Foreign Currency Forward Contracts - Assets	—	4,815	—	4,815
Foreign Currency Forward Contracts - Liabilities	—	—	—	—

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025, based off of the fair value hierarchy as of March 31, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2025	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Amortized discounts/premiums	368	1,343	11	(4)	41	—	1,759
Paid in-kind interest	432	809	216	167	593	—	2,217
Net realized gain (loss)	(5,669)	3	—	(693)	—	(454)	(6,813)
Net change in unrealized appreciation (depreciation)	2,176	(7,124)	295	364	46	856	(3,387)
Purchases	32,597	60,658	9,659	—	2	1,747	104,663
Sales/return of capital/principal repayments/paydowns	(9,235)	(50,693)	—	(1,621)	—	—	(61,549)
Transfers in	—	3,507	—	—	—	—	3,507
Transfers out	—	—	—	—	—	—	-
Balance as of March 31, 2025	$400,297	$1,022,437	$24,922	$22,564	$18,207	$65,884	$1,554,311
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(2,062)	$(6,577)	$295	$62	$46	$402	$(7,834)

During the three months ended March 31, 2025, the Company recorded no transfers from Level 3 to Level 2 and $3,507 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$324,245	Discounted Cash Flows	Discount Rate	7.1%		-	17.7%	(10.8%)
	30,480	Enterprise Value	Comparable EBITDA Multiple	2.8x		-	12.0x	(7.1x)
	21,317	Transaction Precedent	Transaction Price				N/A
	24,255	Broker Quoted	Broker Quote				N/A
	$400,297

Unitranche First Lien	$946,535	Discounted Cash Flows	Discount Rate	8.8%		-	18.9%	(10.7%)
	19,769	Enterprise Value	Comparable EBITDA Multiple	7.0	x	-	11.0x	(10.2x)
	39,660	Transactions Precedent	Transaction Price				N/A
	16,473	Broker Quoted	Broker Quote				N/A
	$1,022,437

Unitranche First Lien - Last Out	$15,224	Discounted Cash Flows	Discount Rate	10.9%		-	16.0%	(12.6%)
	9,698	Transaction Precedent	Transaction Price				N/A
	$24,922

Senior Secured Second Lien	$19,853	Discounted Cash Flows	Discount Rate	11.5%		-	13.4%	(12.6%)
	2,711	Enterprise Value	Comparable EBITDA Multiple	3.4x		-	6.2x	(4.9x)
	$22,564

Unsecured Debt	$16,322	Discounted Cash Flows	Discount Rate	13.3%		-	15.3%	(13.9%)
	1,885	Enterprise Value	Comparable EBITDA Multiple				12.0x
	$18,207

Equity & Other	$64,111	Enterprise Value	Comparable EBITDA Multiple	2.8x		-	28.8x	(15.2x)
	1,773	Transaction Precedent	Transaction Price				N/A
	$65,884

Total	$1,554,311

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$324,549	Discounted Cash Flows	Discount Rate	8.0%	-	18.3%	(10.8%)
	27,840	Enterprise Value	Comparable EBITDA Multiple	3.1x	-	10.6x	(8.1x)
	2,779	Discounted Cash Flows	Royalty Payment Discount Rate			22.4%
	24,460	Broker Quoted	Broker Quote			N/A
	$379,628

Unitranche First Lien	$988,714	Discounted Cash Flows	Discount Rate	8.9%	-	18.3%	(10.7%)
	12,556	Enterprise Value	Comparable Revenue Multiple			10.9x
	12,664	Broker Quoted	Broker Quote			N/A
	$1,013,934

Unitranche First Lien - Last Out	$14,741	Discounted Cash Flows	Discount Rate	11.2%	-	16.0%	(12.8%)
	$14,741

Senior Secured Second Lien	$15,802	Discounted Cash Flows	Discount Rate	12.4%	-	14.1%	(12.9%)
	3,549	Enterprise Value	Comparable EBITDA Multiple	1.4x	-	10.1x	(5.1x)
	5,000	Broker Quoted	Broker Quote			N/A
	$24,351

Unsecured Debt	$15,706	Discounted Cash Flows	Discount Rate	13.3%	-	17.2%	(14.2%)
	1,819	Enterprise Value	Comparable EBITDA Multiple			10.6x
	$17,525

Equity & Other	$63,735	Enterprise Value	Comparable EBITDA Multiple	3.1x	-	27.4x	(15.3x)
	$63,735

Total	$1,513,914

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

Note 6. Debt

Debt consisted of the following (in thousands):

	March 31, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility(9)	$500,000	$344,550	$155,450	$344,550	$500,000	$344,850	$155,150	$344,850
SMBC Corporate Revolving Facility	310,000	155,460	154,540	155,460	310,000	242,601	67,399	242,601
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Series 2024A Unsecured Notes - 2028(7)	35,000	35,000	—	35,000	35,000	—	35,000	—
Series 2024A Unsecured Notes - 2030(8)	80,000	80,000	—	80,000	80,000	—	80,000	—
Total Debt	$1,221,600	$911,610	$309,990	$911,610	$1,221,600	$884,051	$337,549	$884,051

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of March 31, 2025 and December 31, 2024, the fair value of the Series 2021A Unsecured Notes was approximately $131,888 and $133,280, respectively.
(5)
As of March 31, 2025 and December 31, 2024, the fair value of the FCRX Unsecured Notes was approximately $110,261 and $109,680.
(6)
As of March 31, 2025 and December 31, 2024, the fair value of the Series 2023A Unsecured Notes was approximately $50,876 and $52,027.
(7)
As of March 31, 2025, the fair value of the Series 2024A Unsecured Notes -2028 was approximately $35,088.
(8)
As of March 31, 2025, the fair value of the Series 2024A Unsecured Notes -2030 was approximately $80,387.
(9)
On April 10, 2025, the commitment amount was reduced from $500,000 to $400,000. See Note 13 for detail.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2025 and 2024 was 6.49% and 7.29% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 and 2024 was $902,376 and $858,637 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2025 and December 31, 2024, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes FCRX would be deemed to be Level 2 of the fair value hierarchy.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the SPV Asset Facility were $4,968 and $5,262, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an a straight line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,302 and $2,511, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on a straight line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the Series 2021A Unsecured Notes were $252 and $323, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

FCRX Unsecured Notes

On March 9, 2023, in connection with the acquisition of First Eagle Alternative Capital BDC, Inc., the Company assumed $111,600 of unsecured notes (the "FCRX Unsecured Notes"). The FCRX Unsecured Notes mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The FCRX Unsecured Notes bear interest at a rate of 5.00%

per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The FCRX Unsecured Notes trade on the New York Stock Exchange under the trading symbol “FCRX”.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on a straight line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the Series 2023A Unsecured Notes of $99 and $118 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Series 2024A Unsecured Notes - 2028 and 2030

On February 18, 2025, the Company issued $115,000 aggregate principal amount of two tranches of senior unsecured notes: (a) $35,000 6.77% notes due February 18, 2028 ("Series 2024A Unsecured Notes - 2028") and (b) $80,000 6.90% notes due February 18, 2030 ("Series 2024A Unsecured Notes – 2030") . Interest on both unsecured notes will be payable semiannually, on the 18th day of February and August in each year, commencing with August 18, 2025. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2028 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2028 on a straight line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $312 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2030 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2030 on a straight line basis. As of March 31, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $724 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company's credit facilities and unsecured debt were as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Borrowing interest expense	$13,726	$14,661
Unused facility fees	289	426
Amortization of financing costs	621	517
Total interest and credit facility expenses	$14,636	$15,604
Weighted average outstanding balance	$902,376	$858,637

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

During the three months ended March 31, 2025 and 2024 the Company’s average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $64,788 and $63,179, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2025	Wells Fargo Bank, N.A.	$4,242	$(284)	$3,958	$—	$3,958
December 31, 2024	Wells Fargo Bank, N.A.	$4,815	$—	$4,815	$—	$4,815

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended March 31,
	2025	2024

Net realized gain (loss) on foreign currency forward contracts	$-	$1,447
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(857)	(356)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(857)	$1,091

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, the Company had aggregated unfunded commitments totaling $212,378 and $212,459, respectively, including foreign denominated commitments converted to USD at the balance sheet date, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
3SI Security Systems (7)	Term Loan	12/16/2026	$47	12/16/2026	$—
ABACUS Holdings I LLC (7)	Revolver	6/22/2028	550	6/22/2028	550
ABACUS Holdings I LLC (7)	Revolver	6/24/2028	508	6/24/2028	689
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	7/24/2026	4,000	6/22/2028	4,000
ACI Group Holdings, Inc. (6)	Revolver	8/2/2027	649	8/2/2027	664
Action Signature Acquisition, Inc. (5)	Revolver	6/17/2026	420	6/17/2026	212
Acu-Serve, LLC (7)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC (7)	Delayed Draw Term Loan	10/18/2025	1,780	10/18/2029	1,780
Advanced Diabetes Supply (7)	Revolver	12/30/2027	350	12/30/2027	350
Affinitiv, Inc. (7)	Revolver	7/26/2027	368	7/26/2027	425
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	12/15/2027	—
Alera Group Inc.	Delayed Draw Term Loan	11/17/2025	—	9/30/2028	167
Alpine SG, LLC (5)	Revolver	11/5/2027	105	11/5/2027	105
Ancora Bidco PTY LTD (5)	Delayed Draw Term Loan	11/6/2030	1,354	11/6/2030	1,342
Annuity Health (7)	Revolver	2/8/2029	800	2/8/2029	800
APC Bidco Limited	Delayed Draw Term Loan	11/10/2027	2,130	10/11/2030	2,067
Apps Associates LLC (7)	Revolver	7/2/2027	640	7/2/2027	800
Arrow Management Acquisition, LLC (7)	Revolver	10/14/2027	1,200	10/14/2027	1,200
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	11/28/2025	1,709	10/14/2027	1,809
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	833
Auveco Holdings (7)	Revolver	5/5/2028	465	5/5/2028	465
Avalign Technologies, Inc. (6)	Revolver	12/20/2028	1,169	12/20/2028	1,169
Avidity Acquisition B.V. (7)	Delayed Draw Term Loan	3/4/2029	575	n/a	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	402	8/31/2029	385
Balance Partners (7)	Revolver	4/3/2030	550	4/3/2030	550
Balance Partners (7)	Delayed Draw Term Loan	4/3/2030	1,506	4/3/2030	3,250
Bandon Fitness (Texas) Inc. (7)	Revolver	7/27/2028	401	7/27/2028	401
Banker's Toolbox, Inc. (6)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Bayside Opco, LLC (7)	Revolver	5/31/2026	634	5/31/2026	634
Belay Inc. (7)	Revolver	11/15/2025	650	6/25/2026	650
Benesys Inc.	Revolver	10/3/2025	—	10/3/2025	(2)
Benesys Inc.	Revolver	10/3/2025	—	10/3/2025	24
Blue Mantis (6)	Revolver	8/5/2030	630	8/19/2030	630
BVI Medical Inc. (6)	Delayed Draw Term Loan	9/7/2027	442	n/a	—
BVI Medical Inc. (6)	Revolver	3/7/2032	821	n/a	—
C-4 Analytics (7)	Revolver	5/14/2030	1,295	5/14/2030	1,295
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2026	4,650	5/14/2030	4,650
Career Certified, LLC (7)	Delayed Draw Term Loan	2/19/2031	450	n/a	—
Career Certified, LLC (7)	Revolver	2/19/2031	350	n/a	—
CC Amulet Management, LLC (7)	Revolver	8/31/2027	97	8/31/2027	97
Centria Subsidiary Holdings, LLC (7)	Revolver	12/9/2025	1,737	6/9/2027	1,974
Claritas, LLC (7)	Revolver	3/31/2026	1,950	3/31/2026	1,950
Concord III, LLC (7)	Term Loan	12/20/2028	138	12/20/2028	275
ConvenientMD (5)	Revolver	6/15/2027	688	6/15/2029	688
DataVail	Revolver	1/4/2029	—	1/4/2029	(4)
DataVail	Revolver	1/4/2029	—	1/4/2029	192
DataVail (7)	Delayed Draw Term Loan	1/4/2029	1,898	1/4/2029	2,128
Duraserv LLC	Delayed Draw Term Loan	6/10/2026	—	6/10/2031	899
Duraserv LLC (6)	Delayed Draw Term Loan	3/3/2027	1,715	n/a	—
Duraserv LLC (6)	Revolver	6/10/2030	893	6/10/2030	893
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,664	7/5/2029	2,552
Effective School Solutions LLC (7)	Revolver	11/30/2027	290	n/a	—
Effective School Solutions LLC (7)	Revolver	11/30/2027	406	11/30/2027	348
Efor Holding	Delayed Draw Term Loan	10/4/2026	—	10/4/2030	120
EMS Buyer, Inc. (7)	Revolver	11/23/2027	147	11/23/2027	147
Envocore Holding, LLC (5)	Revolver	12/31/2025	694	12/31/2025	1,806
Eshipping (7)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Essential Services Holding Corporation (6)	Revolver	6/17/2031	781	6/17/2031	929
Essential Services Holding Corporation (6)	Delayed Draw Term Loan	6/17/2030	1,487	6/17/2030	1,487
Evergreen IX Borrower 2023, LLC (6)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (7)	Revolver	10/30/2026	783	10/30/2028	783
Evolution BuyerCo, Inc. (7)	Revolver	4/30/2030	729	4/30/2027	729
Flow Service Partners Intermediate Holdco LLC (7)	Revolver	11/19/2030	613	11/19/2030	800
Flow Service Partners Intermediate Holdco LLC (7)	Delayed Draw Term Loan	11/19/2030	1,350	11/19/2030	1,350
Formulations Parent Corporation (6)	Revolver	11/15/2029	1,651	11/15/2029	1,651
FS Whitewater Borrower, LLC (3)	Delayed Draw Term Loan	3/31/2027	1,744	n/a	—
FS Whitewater Borrower, LLC (6)	Revolver	12/21/2027	690	12/21/2027	690
Galway Borrower, LLC (6)	Revolver	9/30/2027	286	9/30/2028	417
Galway Borrower, LLC (6)	Revolver	9/30/2028	565	9/30/2028	565
Galway Borrower, LLC (6)	Delayed Draw Term Loan	2/7/2026	595	9/30/2028	599
GB Eagle Buyer, Inc. (7)	Revolver	11/29/2030	449	11/29/2030	513
GB Eagle Buyer, Inc. (7)	Delayed Draw Term Loan	11/29/2030	1,282	11/29/2030	1,282
Gener8, LLC (5)	Revolver	8/14/2025	299	8/14/2025	299
GH Parent Holdings Inc. (7)	Delayed Draw Term Loan	5/4/2027	1,172	5/4/2027	1,172
GH Parent Holdings Inc. (7)	Revolver	5/4/2027	1,819	5/4/2027	1,819

GrapeTree Medical Staffing, LLC (7)	Revolver	4/30/2026	600	4/30/2026	600
Great Lakes Dental Partners, LLC (7)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (7)	Revolver	8/1/2029	413	8/24/2029	413
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	974	8/24/2029	974
Halo Buyer, Inc. (7)	Revolver	8/7/2029	496	n/a	—
Hamsard 3778 Limited	Delayed Draw Term Loan	10/28/2031	1,417	10/28/2031	1,375
Hercules Borrower LLC (7)	Revolver	12/15/2026	2,222	12/15/2026	2,222
HGH Purchaser, Inc. (6)	Revolver	11/3/2025	1,006	11/1/2026	1,547
Homecare Partners Management, LLC (7)	Revolver	5/25/2027	308	5/25/2027	249
Homecare Partners Management, LLC (7)	Delayed Draw Term Loan	6/18/2030	1,836	6/18/2030	1,836
Hospice Care Buyer, Inc. (7)	Revolver	12/9/2026	522	12/9/2026	660
HS Spa Holdings Inc. (Hand & Stone) (6)	Delayed Draw Term Loan	6/2/2029	501	6/2/2029	501
HS Spa Holdings Inc. (Hand & Stone) (6)	Revolver	6/2/2028	1,020	6/2/2028	1,209
Hsid Acquisition, LLC (7)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	6/21/2026	718	6/21/2026	718
Imagenet, LLC (7)	Revolver	12/31/2030	650	12/31/2030	650
Infobase (7)	Revolver	6/14/2028	430	6/14/2028	643
Integrity Marketing Acquisition, LLC (6)	Revolver	8/28/2028	1,409	8/28/2028	1,409
Iris Buyer, LLC (7)	Delayed Draw Term Loan	8/4/2026	2,156	n/a	—
Iris Buyer, LLC (7)	Delayed Draw Term Loan	3/29/2025	515	10/2/2030	515
Iris Buyer, LLC (7)	Revolver	10/2/2029	1,059	10/2/2029	1,514
IVX Health Merger Sub, Inc. (7)	Revolver	6/7/2030	3,519	6/7/2030	3,519
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	2/29/2027	3,419	8/31/2028	3,317
JTM Foods LLC (7)	Revolver	5/14/2027	320	5/14/2027	53
King Mid LLC	Delayed Draw Term Loan	6/7/2026	—	12/15/2027	1,592
King Mid LLC (7)	Delayed Draw Term Loan	4/23/2031	1,106	n/a	—
King Mid LLC (7)	Revolver	12/15/2027	300	12/15/2027	300
Lash Opco LLC (7)	Revolver	9/18/2025	4	9/18/2025	4
Learn-It Systems, LLC (7)	Revolver	3/18/2025	720	9/18/2026	900
Lexipol (Ranger Buyer, Inc.) (6)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (7)	Revolver	10/25/2027	153	10/25/2027	153
Lightspeed Buyer, Inc. (7)	Revolver	2/3/2027	1,100	2/3/2027	1,100
Lightspeed Buyer, Inc. (7)	Delayed Draw Term Loan	2/3/2027	464	2/3/2027	1,250
Lion Cashmere Bidco Limited (5)	Delayed Draw Term Loan	3/23/2028	2,981	3/23/2028	2,856
List Partners, Inc. (7)	Revolver	6/30/2025	135	6/30/2025	135
Mann Lake Ltd.	Revolver	—	—	1/31/2025	56
Mario Purchaser, LLC (6)	Revolver	4/26/2028	661	4/26/2028	731
Mario Purchaser, LLC (7)	Delayed Draw Term Loan	4/26/2029	4,305	4/26/2029	4,305
Marlin DTC-LS Midco 2, LLC (7)	Revolver	7/1/2025	143	7/1/2025	143
MB2 Dental (6)	Delayed Draw Term Loan	2/13/2027	397	2/13/2031	397
MB2 Dental (6)	Revolver	2/13/2031	427	2/13/2031	427
MB2 Dental (6)	Delayed Draw Term Loan	2/13/2026	1,442	2/13/2031	1,698
Medical Review Institute of America (7)	Revolver	7/1/2030	688	7/1/2030	800
Medicus IT (6)	Revolver	7/9/2030	990	7/9/2030	1,100
Medicus IT (6)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2030	2,800
MeriCal, LLC (5)	Revolver	11/16/2025	315	11/16/2025	485
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	7/21/2027	1	7/21/2027	1
MHS Acquisition Holdings, LLC (7)	Revolver	7/21/2027	90	7/21/2027	120
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	2/2/2025	928	2/2/2029	928
Minuteman Security Technologies, Inc. (7)	Revolver	2/1/2029	1,000	2/2/2029	1,000
Miracle Mile Holdings, LLC (7)	Delayed Draw Term Loan	2/28/2027	5,200	n/a	—
Miracle Mile Holdings, LLC (7)	Revolver	11/1/2028	100	n/a	—
MRI Software LLC (6)	Delayed Draw Term Loan	2/10/2027	727	2/10/2027	949
MRI Software LLC (7)	Revolver	2/10/2026	1,460	2/10/2026	1,460
MWD Management LLC (United Derm) (7)	Revolver	6/15/2027	720	6/15/2027	720
Net Health Acquisition Corp. (6)	Revolver	7/5/2031	1,534	7/5/2031	1,432
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
NRG Controls (7)	Revolver	10/28/2030	450	10/28/2030	450
NRG Controls (7)	Delayed Draw Term Loan	10/28/2030	800	10/28/2030	800
Nurture Landscapes	Delayed Draw Term Loan	6/3/2028	—	6/3/2028	6,243
Odessa Technologies, Inc. (6)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (7)	Revolver	7/6/2028	351	7/6/2028	351
Omega Systems Intermediate Holdings, Inc. (6)	Delayed Draw Term Loan	1/15/2027	1,200	n/a	—
Omega Systems Intermediate Holdings, Inc. (6)	Revolver	1/15/2031	400	n/a	—
Omni Ophthalmic Management Consultants, LLC (7)	Revolver	9/30/2025	323	n/a	—
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	263	12/19/2029	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2029	525
Online Labels Group, LLC (7)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (7)	Revolver	8/10/2027	333	8/10/2027	183
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	4/29/2030	578	4/29/2030	578
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	10/13/2025	897	1/29/2028	890
Patriot Acquisition Topco S.A.R.L (7)	Revolver	1/29/2026	822	1/29/2026	1,770
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	11/16/2025	295	10/14/2028	295
Patriot Growth Insurance Services, LLC (6)	Revolver	10/14/2028	330	10/14/2028	330
PCS Retirement (7)	Revolver	3/1/2030	578	3/1/2030	578
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	860	3/1/2030	860
Pitch MidCo B.V.	Delayed Draw Term Loan	4/26/2028	1,548	4/26/2031	1,484
Plasma Buyer LLC (PathGroup)	Delayed Draw Term Loan	5/12/2029	—	5/12/2029	54

Plasma Buyer LLC (PathGroup) (6)	Revolver	5/12/2029	141	5/12/2029	357
PPV Intermediate Holdings LLC (Vetcor) (6)	Revolver	8/31/2029	228	8/31/2029	228
Premier Dental Care Management, LLC (6)	Revolver	8/5/2027	2,125	8/5/2027	2,125
Premier Dental Care Management, LLC (6)	Delayed Draw Term Loan	8/5/2028	2,093	8/5/2028	2,562
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	10/20/2025	2,111	4/19/2030	2,111
Pye-Barker Fire & Safety, LLC (6)	Revolver	5/24/2030	2,289	5/24/2030	2,289
Quorum Health Resources (5)	Revolver	5/26/2027	674	5/26/2027	674
Receivable Solutions, Inc. (7)	Revolver	10/1/2025	150	10/1/2025	180
REP Behavioral Health, LLC (7)	Revolver	12/31/2030	1,266	12/31/2030	1,329
REP Behavioral Health, LLC (7)	Delayed Draw Term Loan	12/31/2030	2,500	12/31/2030	2,500
Right Networks, LLC	Revolver	—	—	5/21/2026	233
Right Networks, LLC (7)	Revolver	5/29/2029	570	n/a	—
RN Enterprises, LLC (6)	Revolver	10/17/2031	1,063	10/17/2031	1,106
RN Enterprises, LLC (6)	Delayed Draw Term Loan	10/17/2031	2,183	10/17/2031	2,183
RWA Wealth Partners, LLC. (6)	Revolver	11/15/2030	1,400	11/15/2030	1,400
RWA Wealth Partners, LLC. (6)	Delayed Draw Term Loan	11/15/2030	4,641	11/15/2030	4,641
Safco Dental Supply, LLC (7)	Revolver	6/14/2025	258	6/14/2025	258
Saturn Borrower Inc (7)	Revolver	9/30/2026	1,816	9/30/2026	—
SC MidCo Oy (7)	Delayed Draw Term Loan	3/19/2032	162	n/a	—
Seniorlink Incorporated (7)	Revolver	12/31/2027	458	12/31/2027	458
Seniorlink Incorporated (7)	Revolver	12/31/2027	1,038	12/31/2027	1,038
Slickdeals Holdings, LLC (7)	Revolver	6/30/2025	727	6/30/2025	727
Smartronix, LLC	Revolver	—	—	11/23/2028	3,290
Smile Doctors LLC (6)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Soltis (7)	Revolver	8/5/2030	500	8/5/2030	500
Soltis (7)	Delayed Draw Term Loan	8/5/2026	2,600	8/5/2030	2,600
Solvias AG (6)	Revolver	2/27/2032	2,956	n/a	—
SQAD Holdco, Inc. (7)	Revolver	4/25/2028	1,050	4/25/2028	1,050
Stepping Stones Healthcare Services, LLC (6)	Revolver	12/30/2026	1,887	12/30/2026	1,887
Stepping Stones Healthcare Services, LLC (6)	Delayed Draw Term Loan	4/25/2026	2,736	12/30/2028	3,396
Strata Information Group, Inc. (6)	Revolver	12/31/2030	700	12/31/2030	350
Strata Information Group, Inc. (6)	Delayed Draw Term Loan	12/31/2030	882	12/31/2030	1,200
Summit 7 Systems, LLC (7)	Revolver	5/23/2028	528	5/23/2028	264
Sun Acquirer Corp. (6)	Revolver	9/8/2027	1,812	9/5/2027	1,812
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	12/14/2026	3,960	7/8/2029	3,960
Sydney US Buyer Corp. (3B Scientific) (5)	Delayed Draw Term Loan	7/8/2029	25	7/8/2029	25
Teal Acquisition Co., Inc	Revolver	9/22/2026	—	9/22/2026	182
Team Select (CSC TS Merger SUB, LLC) (7)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	6/17/2030	800	6/17/2030	800
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	5/4/2029	840	5/4/2029	840
The Hilb Group, LLC (6)	Revolver	12/2/2025	1,594	10/31/2031	1,547
The Hilb Group, LLC (6)	Delayed Draw Term Loan	10/31/2026	3,282	10/31/2031	3,341
TMA Buyer, LLC (5)	Revolver	9/30/2027	385	9/30/2027	385
Transportation Insight, LLC (5)	Revolver	6/18/2027	51	6/18/2027	412
TriStrux, LLC (7)	Revolver	12/15/2026	97	12/15/2026	97
UHY Advisors , Inc. (6)	Revolver	11/21/2031	933	11/21/2031	1,200
UHY Advisors , Inc. (6)	Delayed Draw Term Loan	11/21/2031	4,575	11/21/2031	4,575
Unifeye Vision Partners	Revolver	9/13/2025	—	9/15/2025	453
USA Hometown Experts, Inc. (7)	Revolver	11/8/2029	720	11/8/2029	720
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	11/18/2025	2,450	11/8/2029	2,450
Vantage Insurance Partners, Inc. (7)	Revolver	12/22/2028	698	12/22/2028	698
Vantage Insurance Partners, Inc. (7)	Delayed Draw Term Loan	3/20/2026	4,600	12/22/2028	4,600
Vital Care Buyer, LLC (6)	Revolver	7/30/2031	283	7/30/2031	283
WCT Group Holdings, LLC (6)	Revolver	12/12/2029	457	12/12/2029	457
Winxnet Holdings LLC (7)	Revolver	12/29/2025	244	12/29/2025	244
Total			$212,378		$212,459

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2025 and December 31, 2024.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
February 12, 2025	August 29, 2025	September 15, 2025	Special	$0.05
February 12, 2025	May 30, 2025	June 14, 2025	Special	$0.05
February 12, 2025	March 31, 2025	April 15, 2025	Regular	$0.42
February 12, 2025	February 28, 2025	March 14, 2025	Special	$0.05
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41

At March 31, 2025 and December 31, 2024, Crescent, Sun Life and other related parties owned 8.76% and 8.75%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2025 and December 31, 2024, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended March 31,
	2025	2024

Net increase (decrease) in net assets resulting from operations	$3,904	$28,005
Weighted average common shares outstanding	37,061,547	37,061,547
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.11	$0.76

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of March 31, 2025	As of December 31, 2024
Tax Cost		$1,683,924	$1,663,941
Gross Unrealized Appreciation		$41,927	$40,639
Gross Unrealized Depreciation		(107,688)	(100,760)
	Net Unrealized Investment Appreciation (Depreciation)	$(65,761)	$(60,121)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended March 31,
	2025	2024
Income tax (benefit) provision	$6	$-
Excise tax (benefit) provision	495	366
Provision (benefit) for income and excise taxes	$501	$366

As of March 31, 2025 and December 31, 2024, $196 and $1,408, respectively, of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended March 31,
	2025	2024
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	339
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$-	$339

As of March 31, 2025 and December 31, 2024, $282 and $746, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of March 31, 2025 and December 31, 2024, $282 and $746, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the three months ended March 31,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$19.98	$20.04
Net investment income after tax	0.45	0.63
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(0.34)	0.13
Net increase (decrease) in net assets resulting from operations	0.11	0.76
Distributions declared from net investment income(2)	(0.47)	(0.51)
Effects of rounding	—	(0.01)
Total increase (decrease) in net assets	(0.36)	0.24
Net asset value, end of period	$19.62	$20.28
Shares outstanding, end of period	37,061,547	37,061,547
Market value, end of period	$17.12	$17.26
Weighted average shares outstanding	37,061,547	37,061,547
Total return based on market value (3)	(8.49%)	2.28%
Total return based on net asset value (4)	0.55%	3.74%
Ratio/Supplemental Data:
Net assets, end of period	$727,122	$751,698
Ratio of total net expenses to average net assets(5)	14.10%	14.56%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	4.08%	3.52%
Ratio of net investment income before taxes to average net assets (6)	9.46%	12.75%
Ratio of interest and credit facility expenses to average net assets (6)	8.09%	8.40%
Ratio of net incentive fees to average net assets (6)	1.93%	2.64%
Portfolio turnover (7)	4.82%	4.70%
Asset coverage ratio	179%	189%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.21% and 14.60% for the three months ended March 31, 2025 and 2024, respectively.

(6) Annualized.

(7) Not annualized.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025.

On April 10, 2025, CCAP SPV entered into the Eighth Amendment to Loan and Security Agreement. The amendment, among other things, (a) reduced the spread from 2.45% to 1.95%, and (b) reduced the facility size from $500,000 to $400,000.

On May 8, 2025, the Company's Board of Directors declared a regular second quarter cash dividend of $0.42 per share, which will be paid on July 15, 2025 to stockholders of record as of June 30, 2025.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$400.3	24.8%	$379.7	23.7%
Unitranche First Lien	1,048.9	64.7	1,044.1	65.3
Unitranche First Lien - Last Out	25.0	1.5	14.8	0.9
Senior Secured Second Lien	22.5	1.4	38.5	2.4
Unsecured Debt	18.2	1.1	17.5	1.1
Equity & Other	66.8	4.1	64.9	4.1
LLC/LP Equity Interests	39.0	2.4	39.4	2.5
Total investments	$1,620.7	100.0%	$1,598.9	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended
	March 31, 2025	March 31, 2024
New investments at cost:
Senior Secured First Lien	$32.6	$26.1
Unitranche First Lien	60.7	44.0
Unitranche First Lien - Last Out	9.7	—
Senior Secured Second Lien	—	—
Unsecured Debt	—	3.4
Equity & Other	1.7	0.4
LLC/LP Equity Interests	—	—
Total	$104.7	$73.9
Proceeds from investments sold or repaid:
Senior Secured First Lien	$9.2	$46.1
Unitranche First Lien	50.8	42.7
Unitranche First Lien - Last Out	—	0.9
Senior Secured Second Lien	16.3	2.4
Unsecured Debt	—	—
Equity & Other	—	1.0
LLC/LP Equity Interests	1.7	5.3
Total	$78.0	$98.4
Net increase (decrease) in portfolio	$26.7	$(24.5)

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	10.4%	10.9%
Percentage of debt bearing a floating rate (at fair value)	97.2%	97.3%
Percentage of debt bearing a fixed rate (at fair value)	2.8%	2.7%
Number of portfolio companies	191	185
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of March 31, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,497.7	96.5%	$1,487.2	98.2%	$1,492.7	97.8%	$1,480.7	99.1%
Non-Accrual	54.2	3.5%	27.6	1.8%	34.3	2.2%	13.5	0.9%
Total	$1,551.9	100.0%	$1,514.8	100.0%	$1,527.0	100.0%	$1,494.2	100.0%

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

As of March 31, 2025, we had twenty two investments across nine portfolio companies on non-accrual status, which represented 3.5% and 1.8% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had seventeen investments across nine portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2025 and December 31, 2024.

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

($ in millions)	As of March 31, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	30.5	1.9%	29.9	1.9%
2	1,373.0	84.7	1,360.9	85.0
3	189.5	11.7	194.6	12.2
4	23.2	1.4	12.0	0.8
5	4.5	0.3	1.5	0.1
Total	1,620.7	100.0%	1,598.9	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended March 31,
	2025	2024
Total investment income	$42.1	$50.4
Total net expenses, including taxes	25.5	27.0
Net investment income	$16.6	$23.4
Net realized gain (loss) on investments and forward contracts	(6.5)	(0.2)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(6.2)	4.5
Net realized and unrealized gains (losses)	$(12.7)	$4.3
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	-	0.3
Net increase (decrease) in net assets resulting from operations	$3.9	$28.0

Investment Income

(in $ millions)	For the three months ended March 31,
	2025	2024
Interest from investments	$39.7	$46.2
Dividend income	1.5	3.3
Other income	0.9	0.9
Total investment income	$42.1	$50.4

Interest income, which includes amortization of upfront fees, decreased from $46.2 million for the three months ended March 31, 2024, to $39.7 million for the three months ended March 31, 2025, primarily due to a decline in benchmark rates. Included in interest from investments for the three months ended March 31, 2025 and 2024 are $0.8 million and $0.9 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $3.3 million for the three months ended March 31, 2024 to $1.5 million for the three months ended March 31, 2025 due to lower dividend income from our investment in First Eagle Logan JV, LLC. For the three months ended March 31, 2025 and 2024, we recorded $0.9 million and $0.9 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended March 31,
	2025	2024
Interest and other debt financing costs	$14.6	$15.6
Management fees, net of waiver	5.0	5.0
Income based incentive fees, net of waiver	3.5	4.9
Professional fees	0.7	0.4
Directors’ fees	0.2	0.2
Other general and administrative expenses	1.0	0.5
Total net expenses	$25.0	$26.6
Provision for income and excise taxes	0.5	0.4
Total net expenses, including taxes	$25.5	$27.0

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended March 31, 2025 and 2024 interest and other debt financing costs were $14.6 million and $15.6 million, respectively. The decrease in interest and other debt financing costs was due to lower weighted average cost of debt related to a decline in benchmark rates offset by higher weighted average outstanding balance.

Base Management Fees

For the three months ended March 31, 2025 and 2024, we incurred management fees, net of waivers, of $5.0 million and $5.0 million, respectively.

Incentive Fees

For the three months ended March 31, 2025 and 2024, we incurred income based incentive fees, net of waivers, of $3.5 million and $4.9 million, respectively. The decrease in net incentive fees was driven by lower pre-incentive fee net investment income.

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

For the three months ended March 31, 2025 and 2024, professional fees were $0.7 million and $0.4 million, respectively. The increase is primarily related to higher costs related to regulatory compliance.

For the three months ended March 31, 2025 and 2024, other general and administrative expenses were $1.0 million and $0.5 million, respectively. The increase is related to higher costs primarily related to certain one-time administrative fees.

Income and Excise Taxes

For the three months ended March 31, 2025 and 2024, we expensed income and excise taxes of $0.5 million and $0.4 million, respectively, due to higher undistributed taxable income balance.

Net Investment Income

For the three months ended March 31, 2025 and 2024, net investment income was $16.6 million or $0.45 per share and $23.4 million or $0.63 per share, respectively. The decrease in the per share net investment income was due to lower investment income earned year to date.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended March 31,
	2025	2024
Realized losses on non-controlled and non-affiliated investments	$(3.0)	$(3.4)
Realized gains on non-controlled and non-affiliated investments	—	1.8
Realized losses on non-controlled and affiliated investments	—	—
Realized gains on non-controlled and affiliated investments	—	—
Realized losses on controlled investments	(3.8)	—
Realized gains on controlled investments	—	—
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	—	1.4
Realized losses on foreign currency transactions	—	—
Realized gains on foreign currency transactions	0.4	—
Net realized gains (losses) on investments	$(6.4)	$(0.2)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(18.8)	$(12.3)
Change in unrealized appreciation on non-controlled and non-affiliated investments	11.8	16.4
Change in unrealized depreciation on foreign currency translation	(3.1)	—
Change in unrealized appreciation on foreign currency translation	—	0.8
Change in unrealized depreciation on non-controlled and affiliated investments	(1.5)	(0.2)
Change in unrealized appreciation on non-controlled and affiliated investments	1.8	0.4
Change in unrealized depreciation on controlled and affiliated investments	(0.4)	(2.2)
Change in unrealized appreciation on controlled and affiliated investments	4.8	2.0
Change in unrealized depreciation on foreign currency forwards	(0.9)	(0.4)
Change in unrealized appreciation on foreign currency forwards	—	—
Net unrealized appreciation (depreciation) on investments	$(6.3)	$4.5
Net realized and unrealized gains (losses) on investments	$(12.7)	$4.3

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

During the three months ended March 31, 2025 and 2024, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $64.8 million and $63.2 million, respectively.

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

As of March 31, 2025, we had $30.5 million in cash and cash equivalents and restricted cash and cash equivalents and $310.0 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of March 31, 2025, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of March 31, 2025, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	March 31, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility(3)	$500.0	$344.5	$155.5	$344.5	$500.0	$344.9	$155.1	$344.9
SMBC Corporate Revolving Facility	310.0	155.5	154.5	155.5	310.0	242.6	67.4	242.6
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	35.0	—	35.0	35.0	—	35.0	—
Series 2024A Unsecured Notes - 2030	80.0	80.0	—	80.0	80.0	—	80.0	—
Total Debt	$1,221.6	$911.6	$310.0	$911.6	$1,221.6	$884.1	$337.5	$884.1

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.
(3)
On April 10, 2025, the commitment amount was reduced from $500.0 million to $400.0 million. See Recent Developments for detail.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2025 and 2024 was 6.49% and 6.97%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 and 2024 was $902.4 million and $858.6 million, respectively. As of March 31, 2025 and December 31, 2024, the weighted average cost of debt was 6.36% and 6.38%, respectively.

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

FCRX Unsecured Notes

On March 9, 2023, in connection with the acquisition of First Eagle Alternative Capital BDC, Inc., we assumed $111.6 million of unsecured notes ("FCRX Unsecured Notes"). The FCRX Unsecured Notes mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The FCRX Unsecured Notes bear interest at a rate of 5.00% per year payable quarterly on

March 30, June 30, September 30 and December 30 of each year. The FCRX Unsecured Notes trade on the New York Stock Exchange under the trading symbol “FCRX”.

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

Series 2024A Unsecured Notes - 2028 and 2030

On February 18, 2025, we issued $115.0 million aggregate principal amount of two tranches of senior unsecured notes: (a) $35.0 million 6.77% notes due February 18, 2028 ("Series 2024A Unsecured Notes - 2028") and (b) $80.0 million 6.90% notes due February 18, 2030 ("Series 2024A Unsecured Notes – 2030") . Interest on both unsecured notes will be payable semiannually, on the 18th day of February and August in each year, commencing with August 18, 2025. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

The summary of costs incurred in connection with our credit facilities and unsecured debt is presented below:

($ in millions)	For the three months ended March 31,
	2025	2024
Borrowing interest expense	$13.7	$14.7
Unused facility fees	0.3	0.4
Amortization of financing costs	0.6	0.5
Total interest and credit facility expenses	$14.6	$15.6
Weighted average outstanding balance	$902.4	$858.6

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

As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 179% and 183%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, we had aggregate unfunded commitments totaling $212.4 million and $212.5 million, respectively.

RECENT DEVELOPMENTS

On April 10, 2025, CCAP SPV entered into the Eighth Amendment to Loan and Security Agreement. The amendment, among other things, (a) reduced the spread from 2.45% to 1.95%, and (b) reduced the facility size from $500.0 million to $400.0 million.

On May 8, 2025, our Board of Directors declared a regular second quarter cash dividend of $0.42 per share, which will be paid on July 15, 2025 to stockholders of record as of June 30, 2025.

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

As of March 31, 2025, 97.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.6	5.0	9.6
Up 75 basis points	11.0	3.8	7.2
Up 50 basis points	7.3	2.5	4.8
Up 25 basis points	3.7	1.3	2.4
Down 25 basis points	(3.7)	(1.3)	(2.4)
Down 50 basis points	(7.3)	(2.5)	(4.8)
Down 75 basis points	(11.0)	(3.8)	(7.2)
Down 100 basis points	(14.6)	(5.0)	(9.6)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2025, we had £16.9 million, CHF 18.7 million, AUD $44.8, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £18.9 million, CHF 21.9 million, AUD $46.5, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risk factors facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Tariffs may adversely affect us or our portfolio companies.

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain or our portfolio companies or reduce demand for their products, which could affect the results of their operations, and may cause a general economic slowdown or recession. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us, our portfolio companies or the economy.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Efforts by the Federal Reserve and other central banks globally to combat inflation and restore price stability, as well as other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or to what extent a recession will occur in the near future.

Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Company to accurately or reliably value its portfolio;
•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to shareholders and that could result breaches of covenants or events of default under our credit arrangements;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Crescent Capital BDC, Inc.

Date: May 14, 2025	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 14, 2025	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer