Form 10-Q
period 2025-06-30
Crescent Capital BDC, Inc.
filed 2025-08-13
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 13, 2025 was 37,061,547

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,513,462 and $1,511,386, respectively)	$1,508,967	$1,504,013
Non-controlled affiliated investments (cost of $42,317 and $46,104, respectively)	42,595	46,793
Controlled investments (cost of $60,371 and $66,416, respectively)	49,130	48,051
Cash and cash equivalents	9,739	10,130
Restricted cash and cash equivalents	16,401	29,292
Interest and dividend receivable	9,930	11,008
Receivable from unsettled transactions	14,362	1,163
Unrealized appreciation on foreign currency forward contracts	1,444	4,815
Deferred tax assets	223	746
Other assets	1,653	263

Total assets	$1,654,444	$1,656,274

Liabilities
Debt (net of deferred financing costs of $7,055 and $8,214, respectively)	$887,318	$875,837
Distributions payable	15,566	15,566
Interest and other debt financing costs payable	12,479	10,408
Management fees payable	5,075	5,066
Incentive fees payable	3,557	4,305
Deferred tax liabilities	223	746
Unrealized depreciation on foreign currency forward contracts	2,606	-
Accrued expenses and other liabilities	2,904	3,709
Total liabilities	929,728	915,637

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	—	—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,061,547 shares issued and outstanding)	37	37
Paid-in capital in excess of par value	959,098	959,098
Accumulated earnings (loss)	(234,419)	(218,498)
Total net assets	724,716	740,637
Total liabilities and net assets	$1,654,444	$1,656,274
Net asset value per share	$19.55	$19.98

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$36,178	$41,973	$73,156	$85,536
Paid-in-kind interest	2,595	2,060	4,088	3,215
Dividend income	172	2	172	395
Other income	1,048	779	1,918	1,667
From non-controlled affiliated investments:
Interest income	642	1,099	1,500	1,791
Paid-in-kind interest	542	67	806	509
Dividend income	-	-	258	287
Other income	-	16	-	16
From controlled investments:
Interest income	210	312	415	611
Dividend income	1,600	2,640	2,800	5,280
Other income	5	3	8	5
Total investment income	42,992	48,951	85,121	99,312

Expenses:
Interest and other debt financing costs	15,151	15,931	29,787	31,535
Management fees	5,089	5,034	10,127	10,014
Income based incentive fees	3,579	4,603	7,098	9,541
Professional fees	898	451	1,633	897
Directors’ fees	163	151	327	308
Other general and administrative expenses	861	678	1,828	1,305
Total expenses	25,741	26,848	50,800	53,600
Management fees waiver	(13)	(33)	(33)	(71)
Income based incentive fees waiver	(23)	-	(55)	(36)
Net expenses	25,705	26,815	50,712	53,493
Net investment income before taxes	17,287	22,136	34,409	45,819
Provision for income and excise taxes	400	433	901	800
Net investment income	16,887	21,703	33,508	45,019
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(2,445)	(5,332)	(5,505)	(6,935)
Controlled investments	-	-	(3,800)	-
Foreign currency transactions	(456)	(508)	(99)	(519)
Foreign currency forward contracts	-	1,776	-	3,223
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	4,236	7,191	(5,923)	12,061
Non-controlled affiliated investments	(744)	966	(411)	1,194
Controlled investments	2,655	(3,628)	7,124	(3,853)
Foreign currency forward contracts	(5,120)	(1,964)	(5,977)	(2,320)
Net realized and unrealized gains (losses) on investments	(1,874)	(1,499)	(14,591)	2,851
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	181	-	520
Net increase (decrease) in net assets resulting from operations	$15,013	$20,385	$18,917	$48,390

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.41	$0.55	$0.51	$1.31
Net investment income per share (basic and diluted):	$0.46	$0.59	$0.90	$1.21
Weighted average shares outstanding (basic and diluted):	37,061,547	37,061,547	37,061,547	37,061,547

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	37,061,547	$37	$959,098	$(232,013)	$727,122
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,887	16,887
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(2,901)	(2,901)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	1,027	1,027
Distributions from distributable earnings	—	—	—	(17,419)	(17,419)
Total increase (decrease) for the three months ended June 30, 2025	—	—	—	$(2,406)	$(2,406)
Balance at June 30, 2025	37,061,547	$37	$959,098	$(234,419)	$724,716

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	33,508	33,508
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(9,404)	(9,404)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(5,187)	(5,187)
Distributions from distributable earnings	-	-	-	(34,838)	(34,838)
Total increase (decrease) for the six months ended June 30, 2025	-	$-	$-	$(15,921)	$(15,921)
Balance at June 30, 2025	37,061,547	$37	$959,098	$(234,419)	$724,716

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2024	37,061,547	$37	$965,895	$(214,234)	$751,698
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	21,703	21,703
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(4,064)	(4,064)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	2,565	2,565
Benefit (provision) for taxes on realized gain on investments	—	—	—	181	181
Distributions from distributable earnings	—	—	—	(19,643)	(19,643)
Total increase (decrease) for the three months ended June 30, 2024	—	—	—	$742	$742
Balance at June 30, 2024	37,061,547	$37	$965,895	$(213,492)	$752,440

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	45,019	45,019
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(4,231)	(4,231)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	7,082	7,082
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	520	520
Distributions from distributable earnings	—	—	—	(38,544)	(38,544)
Total increase (decrease) for the six months ended June 30, 2024	—	—	—	9,846	9,846
Balance at June 30, 2024	37,061,547	$37	$965,895	$(213,492)	$752,440

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,917	$48,390

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(162,181)	(193,188)
Paid-in-kind interest income	(5,280)	(4,132)
Proceeds from sales of investments and principal repayments	170,684	170,953
Net realized (gain) loss on investments and foreign currency transactions	8,898	10,573
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	(790)	(9,402)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	5,977	2,320
Amortization of premium and accretion of discount, net	(4,157)	(4,476)
Amortization of deferred financing costs	2,224	1,139
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(13,199)	(2,298)
(Increase) decrease in interest and dividend receivable	1,078	(2,089)
(Increase) decrease in deferred tax asset	523	(825)
(Increase) decrease in other assets	(1,390)	(1,832)
Increase (decrease) in management fees payable	9	(25)
Increase (decrease) in incentive fees payable	(748)	(167)
Increase (decrease) in interest and other debt financing costs payable	2,071	138
Increase (decrease) in deferred tax liability	(523)	305
Increase (decrease) in accrued expenses and other liabilities	(805)	(524)
Net cash provided by (used for) operating activities	$21,308	$14,860

Cash flows from financing activities:
Issuance of unsecured debt	115,000	—
Deferred financing and debt issuance costs paid	(1,065)	(1,904)
Distributions paid	(34,838)	(38,173)
Borrowings on credit facilities	211,367	184,729
Repayments on credit facilities	(325,041)	(147,827)
Net cash provided by (used for) financing activities	(34,577)	(3,175)
Effect of exchange rate changes on cash denominated in foreign currency	(13)	(13)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(13,282)	11,672
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	39,422	24,470
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$26,140	$36,142

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$29,189	$30,801
Cash paid during the period for taxes	$1,708	$1,262
Accrued but unpaid distributions	$15,566	$15,566

(1)
As of June 30, 2025, the balance included cash and cash equivalents of $9,739 (including cash denominated in foreign currency of $1,428) and restricted cash and cash equivalents of $16,401 (including cash denominated in foreign currency of $538). As of December 31, 2024, the balance included cash and cash equivalents of $10,130 (including cash denominated in foreign currency of $692) and restricted cash and cash equivalents of $29,292 (including cash denominated in foreign currency of $13,514).

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.73%	05/2028	135	$132	0.0%	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.73%	05/2028	3,929	3,885	0.5	3,929
Continental Battery Company (9)	Unitranche First Lien Term Loan			01/2027	7,820	7,469	0.6	4,309
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			01/2027	2,884	2,765	0.2	1,589
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.33%	09/2028	12,587	12,456	1.7	12,550
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.33%	09/2028	8,898	8,828	1.3	8,872
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(17)	0.0	(5)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.33%	09/2028	2,413	2,386	0.4	2,404
					38,666	$37,904	4.7%	33,783
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2026	6,701	$6,687	0.9%	6,701
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Revolver		7.50%	12/2026	1,111	1,110	0.2	1,111
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2027	9,858	7,053	0.4	2,767
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	11/2027	5,086	5,041	0.8	5,084
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.33%	11/2027	782	779	0.1	782
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(9)	0.0	—
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	—	(6)	0.0	(3)
GB Eagle Buyer, Inc.	Unitranche First Lien Revolver	S + 450 (100 Floor)	8.80%	11/2030	192	188	0.0	191
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.80%	11/2030	3,181	3,152	0.4	3,173

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (plus 100 PIK)	10.45%	07/2028	3,326	$3,293	0.4%	3,089
Oliver Packaging LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor) (plus 100 PIK)	10.45%	07/2028	150	145	0.0	114
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (plus 100 PIK)	10.45%	07/2028	201	199	0.0	187
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.92%	08/2027	1,973	1,956	0.3	1,912
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.92%	08/2027	882	878	0.1	855
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Revolver			08/2027	—	(4)	0.0	(15)
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.92%	04/2030	171	171	0.0	148
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.92%	04/2030	842	842	0.1	816
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor) (plus 200 PIK)	12.45%	12/2027	2,699	2,674	0.2	1,625
TriStrux, LLC	Senior Secured First Lien Revolver	S + 600 (100 Floor) (plus 200 PIK)	12.45%	12/2027	969	958	0.1	544
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor) (plus 200 PIK)	12.45%	12/2027	948	938	0.1	570
					39,072	$36,045	4.1%	29,651
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.69%	02/2029	3,456	$3,437	0.5%	3,445
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.69%	04/2029	125	125	0.0	125
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.69%	04/2029	198	198	0.0	197
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.06%	10/2026	2,976	2,930	0.4	2,972
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(12)	0.0	(1)
Career Certified, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	—	(1)	0.0	(3)
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(2)	0.0	(2)
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	02/2031	2,200	2,185	0.3	2,184
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.06%	06/2031	1,775	1,765	0.2	1,752
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(7)	0.0	(9)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.06%	06/2031	4,785	4,741	0.7	4,737
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.06%	06/2031	70	70	0.0	52

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2030	—	$(6)	0.0%	(8)
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.30%	11/2030	357	348	0.0	352
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	11/2030	2,537	2,509	0.3	2,522
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.58%	05/2029	12,680	12,591	1.7	12,680
GH Parent Holdings Inc.	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.58%	05/2029	264	254	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.58%	05/2029	7,279	7,279	1.0	7,279
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.58%	05/2029	646	621	0.1	646
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.30%	08/2029	1,063	1,045	0.1	1,056
Guardian Access Solutions	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.30%	08/2029	450	437	0.1	447
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.33%	08/2029	2,849	2,797	0.4	2,839
Halo Buyer, Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.33%	02/2029	96	86	0.0	102
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.33%	02/2029	3,470	3,406	0.5	3,515
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.80%	12/2026	18,312	18,165	2.5	18,244
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	-	(14)	0.0	(8)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.90%	12/2026	238	235	0.0	237
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.90%	12/2026	1,421	1,409	0.2	1,416
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	8.83%	01/2028	3,671	3,645	0.5	3,671
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.83%	01/2028	2,762	2,743	0.4	2,762
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2028	-	(1)	0.0	-
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.95%	06/2028	10,961	10,834	1.5	10,793
Infobase	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.95%	06/2028	1,373	1,358	0.2	1,351

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.53%	10/2030	10,436	$10,197	1.5%	10,525
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	10/2030	984	963	0.1	992
Iris Buyer, LLC	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.55%	10/2030	454	424	0.1	454
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	10/2030	387	376	0.1	406
Landscape Workshop, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			05/2032	-	(21)	0.0	(42)
Landscape Workshop, LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(22)	0.0	(23)
Landscape Workshop, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	05/2032	12,973	12,846	1.8	12,843
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.43%	07/2027	608	602	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.43%	07/2027	217	215	0.0	217
MHS Acquisition Holdings, LLC	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.43%	07/2027	60	59	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.68%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	10.93%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	355	355	0.0	355
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	1,067	1,066	0.1	1,067
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.65%	02/2029	4,274	4,203	0.6	4,274
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.65%	02/2029	1,923	1,907	0.3	1,923
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(17)	0.0	-
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.65%	02/2029	2,639	2,639	0.4	2,639
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.65%	02/2029	2,525	2,525	0.3	2,525
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	-	(5)	0.0	-
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	-
NRG Controls	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	10/2030	3,077	3,042	0.4	3,077
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	05/2031	1,139	1,142	0.3	1,136
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	05/2030	327	327	0.0	313
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	05/2031	26,428	26,428	3.6	26,283

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc.	Senior Secured First Lien Revolver	P + 450 (100 Floor)	12.00%	10/2025	180	$179	0.0%	180
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.94%	10/2025	2,060	2,058	0.4	2,060
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	-	(12)	0.0	28
RN Enterprises, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.02%	10/2031	277	262	0.0	277
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.02%	10/2031	6,824	6,745	1.0	6,912
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.02%	10/2031	871	863	0.1	882
Seko Global Logistics Network, LLC	Senior Secured First Lien Term Loan	S + 100 (plus 900 PIK)	14.32%	05/2030	1,327	1,327	0.2	1,327
Seko Global Logistics Network, LLC	Senior Secured First Lien Revolver	S + 100 (plus 600 PIK)	11.32%	05/2030	484	484	0.1	484
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	4,474	4,404	0.6	4,465
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,318	0.3	2,354
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	—	(10)	0.0	-
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Revolver			11/2031	—	(8)	0.0	-
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2031	4,564	4,533	0.5	4,564
					179,385	$177,637	24.5%	178,852
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.43%	07/2028	4,702	$4,658	0.6%	4,688
Bandon Fitness (Texas) Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.43%	07/2028	401	397	0.1	399
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.47%	07/2028	2,087	2,071	0.3	2,081
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.09%	11/2027	7,498	7,446	1.0	7,429
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.94%	11/2027	957	945	0.1	944
Effective School Solutions LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	-	-	0.0	(3)
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.83%	10/2028	13,397	13,307	1.9	13,296
Everlast Parent Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.83%	10/2028	967	957	0.1	955
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	10/2028	3,293	3,242	0.4	3,201

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.45%	12/2029	4,188	$4,147	0.6%	4,213
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	12/2029	1,406	1,400	0.2	1,414
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	12/2029	1,397	1,384	0.2	1,405
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(6)	0.0	—
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	12/2029	1,525	1,518	0.2	1,534
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.45%	12/2029	581	571	0.1	584
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(17)	0.0	10
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor) (plus 250 PIK)	11.31%	11/2026	3,357	3,351	0.4	3,193
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor) (plus 250 PIK)	11.31%	11/2026	3,325	3,320	0.4	3,163
HGH Purchaser, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.86%	11/2026	542	552	0.1	466
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor) (plus 250 PIK)	11.31%	11/2026	7,911	7,849	1.0	7,524
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.58%	06/2028	316	301	0.0	316
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	06/2029	10,108	10,005	1.4	10,108
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	06/2029	876	864	0.1	884
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.58%	06/2029	981	977	0.1	981
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,839	1,813	0.2	1,765
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (plus 600 PIK)	12.45%	08/2027	5,053	5,027	0.7	4,738
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (plus 600 PIK)	12.44%	08/2027	2,238	2,223	0.3	2,099
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(5)	0.0	—
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor) (plus 75 PIK)	10.01%	09/2026	2,632	2,598	0.4	2,632
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor) (plus 75 PIK)	9.86%	09/2026	4,451	4,429	0.6	4,451
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor) (plus 75 PIK)	10.01%	09/2026	1,192	1,176	0.2	1,192

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.18%	04/2029	5,120	$5,093	0.7%	4,973
Mario Purchaser, LLC	Unitranche First Lien Revolver	S + 1079 PIK	10.18%	04/2028	174	162	0.0	144
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.18%	04/2029	9,615	9,497	1.4	9,340
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575.3 (100 Floor)	10.18%	04/2029	472	465	0.1	459
Mario Purchaser, LLC	Unitranche First Lien - Last Out Term Loan	1517.7 PIK	15.18%	04/2032	4,593	4,519	0.6	4,474
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	—	0.0	(4)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.93%	07/2025	2,971	2,967	0.4	2,894
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	0.0	(6)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.06%	08/2029	3,486	3,467	0.5	3,488
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,308	1,290	0.2	1,283
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 PIK	14.75%	08/2030	325	314	0.0	316
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	12/2028	12,777	12,620	1.9	12,886
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.30%	12/2028	2,868	2,853	0.4	2,892
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(19)	0.0	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.30%	12/2028	1,031	1,010	0.1	1,062
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.63%	11/2029	1,478	1,467	0.2	1,478
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.63%	11/2029	1,634	1,622	0.2	1,634
USA Hometown Experts, Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.63%	11/2029	180	173	0.0	180
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.63%	11/2029	1,642	1,642	0.2	1,642
Wrench Group LLC (8)	Senior Secured Second Lien Term Loan	1125	11.25%	04/2027	4,833	4,786	0.7	4,756
					141,727	$140,425	19.3%	139,553

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2031	—	$(14)	0.1%	(36)
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Revolver			05/2031	—	(4)	0.0	(4)
Cary Street Partners Financial LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.08%	05/2031	1,800	1,778	0.2	1,778
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(6)	0.0	(15)
Essential Services Holding Corporation	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.33%	06/2031	112	104	0.0	102
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.28%	06/2031	7,582	7,514	1.0	7,507
iLending LLC (4)(5)	Unitranche First Lien Revolver			12/2028	—	—	0.0	(9)
iLending LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.93%	12/2028	2,388	2,388	0.3	2,336
iLending LLC (8)(9)	Unitranche First Lien - Last Out Term Loan			12/2028	2,280	—	0.0	—
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.83%	04/2031	1,043	1,026	0.1	993
King Mid LLC (4)(5)	Unitranche First Lien Revolver			04/2031	—	(10)	0.0	(10)
King Mid LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.83%	04/2031	6,800	6,751	0.9	6,751
Miracle Mile Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2028	—	(18)	0.0	(47)
Miracle Mile Holdings, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.43%	11/2028	122	121	0.0	121
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.43%	11/2028	2,139	2,120	0.3	2,120
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.05%	03/2030	833	826	0.1	826
PCS Retirement	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.05%	03/2030	53	47	0.0	50

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.05%	03/2030	5,036	$4,998	0.8%	5,018
RWA Wealth Partners, LLC.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.07%	11/2030	308	297	0.0	308
RWA Wealth Partners, LLC.	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.08%	11/2030	220	211	0.0	220
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.07%	11/2030	6,135	6,092	0.9	6,135
Soltis (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2030	—	(6)	0.0	—
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(8)	0.0	—
Soltis	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.11%	08/2030	1,886	1,856	0.3	1,886
					38,737	$36,063	5.0%	36,030
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	1,188	$1,188	0.2%	1,188
					1,188	$1,188	0.2%	1,188
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 250 (100 Floor) (plus 500 PIK)	11.81%	04/2028	3,305	$3,127	0.2%	1,724
					3,305	$3,127	0.2%	1,724
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.72%	05/2029	4,848	$4,819	0.6%	4,848
JTM Foods LLC	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.72%	05/2029	600	594	0.1	600
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.70%	05/2029	659	657	0.1	659
					6,107	$6,070	0.8%	6,107
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 275 (75 Floor) (plus 325 PIK)	10.43%	08/2028	6,981	$6,895	0.9%	6,751
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (plus 325 PIK)	10.43%	08/2028	1,237	1,233	0.2	1,198
ACI Group Holdings, Inc.	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.93%	08/2027	162	157	0.0	139
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (plus 325 PIK)	10.43%	08/2028	1,340	1,325	0.2	1,297

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.30%	10/2029	3,940	$3,910	0.5%	3,920
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.30%	10/2029	351	343	0.0	341
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(5)	0.0	(4)
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(6)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.28%	02/2029	4,148	4,119	0.6	4,148
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.05%	10/2027	4,777	4,735	0.7	4,777
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.05%	10/2027	2,137	2,126	0.3	2,137
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(6)	0.0	—
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.05%	10/2027	1,634	1,634	0.2	1,634
Avalign Technologies, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.83%	12/2028	501	477	0.1	411
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (plus 362.5 PIK)	11.58%	12/2028	13,213	13,019	1.7	12,497
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.70%	05/2026	4,432	4,432	0.6	4,432
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.70%	05/2026	1,568	1,568	0.2	1,568
Bayside Opco, LLC (5)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC (6)	Unsecured Debt	1444.6 PIK	14.45%	05/2026	1,954	1,568	0.3	1,954
BVI Medical Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	—	(3)	0.0	—
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	—	(12)	0.0	(7)
BVI Medical Inc. (8)	Unitranche First Lien Term Loan	S + 125 (75 Floor) (plus 500 PIK)	10.58%	03/2032	10,263	10,117	1.4	10,263
CC Amulet Management, LLC (6)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.52%	08/2027	4,949	4,909	0.7	4,949
CC Amulet Management, LLC (6)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.43%	08/2027	671	664	0.1	671
CC Amulet Management, LLC (6)	Senior Secured First Lien Delayed Draw Term Loan	S + 500	9.55%	08/2027	902	890	0.1	902
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			06/2027	—	(4)	0.0	—
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.05%	06/2027	11,220	11,201	1.5	11,220
ConvenientMD	Senior Secured First Lien Term Loan	S + 525	9.73%	06/2029	5,609	5,564	0.8	5,590

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2029	—	$(7)	0.0%	(2)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.18%	11/2027	11,385	11,298	1.6	11,389
EMS Buyer, Inc.	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.18%	11/2027	403	399	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.18%	11/2027	970	960	0.1	970
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.18%	11/2027	2,079	2,079	0.3	2,079
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.29%	06/2029	13,375	12,956	1.6	11,705
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.44%	07/2028	19,249	19,172	2.6	19,153
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.94%	04/2026	5,914	5,898	0.8	5,546
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(6)	0.0	(37)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.94%	04/2026	3,451	3,443	0.4	3,237
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 425 (100 Floor) (plus 300 PIK)	11.70%	06/2027	4,989	4,961	0.7	4,782
Great Lakes Dental Partners, LLC	Unitranche First Lien Revolver	S + 425 (100 Floor) (plus 300 PIK)	11.70%	06/2027	312	310	0.0	295
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.29%	05/2027	4,379	4,344	0.6	4,379
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.20%	05/2027	675	666	0.1	675
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.20%	05/2027	3,276	3,231	0.5	3,276
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.23%	05/2027	1,067	1,057	0.1	1,067
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.20%	06/2030	858	858	0.1	858
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.69%	12/2026	14,535	14,433	2.0	14,534
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.69%	12/2026	2,655	2,616	0.4	2,655
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.69%	12/2026	938	926	0.1	938
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.69%	12/2026	2,702	2,661	0.4	2,702
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.69%	12/2026	385	381	0.1	385

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.95%	06/2026	2,922	$2,922	0.4%	2,847
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.95%	06/2026	351	351	0.0	342
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.95%	06/2026	442	442	0.1	431
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.95%	06/2026	804	804	0.1	783
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(58)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.30%	06/2030	16,984	16,686	2.4	17,153
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	8,240	8,075	1.2	8,487
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.29%	10/2027	5,872	5,815	0.8	5,652
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor) (plus 75 PIK)	11.06%	03/2028	1,159	1,156	0.1	1,027
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor) (plus 75 PIK)	11.04%	03/2028	468	466	0.1	415
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor) (plus 75 PIK)	11.06%	03/2028	2,245	2,240	0.3	1,990
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.20%	10/2027	5,507	5,458	0.8	5,488
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.20%	10/2027	1,074	1,064	0.1	1,070
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.08%	02/2027	784	784	0.1	784
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	02/2027	17,562	17,562	2.4	17,561
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.83%	02/2031	757	740	0.1	800
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.83%	02/2031	881	860	0.1	906
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(3)	0.0	—
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.83%	02/2031	6,083	6,034	0.9	6,205
Medical Review Institute of America	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.30%	07/2030	128	121	0.0	117
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.30%	07/2030	5,657	5,609	0.8	5,579

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.40%	06/2027	4,388	$4,347	0.6%	4,388
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.40%	06/2027	5,446	5,393	0.8	5,446
MWD Management LLC (United Derm)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.40%	06/2027	480	469	0.1	480
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Revolver			09/2025	995	981	0.1	863
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			09/2025	6,915	6,815	0.8	5,996
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			09/2025	908	890	0.1	787
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			09/2025	307	303	0.0	267
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			09/2025	256	249	0.0	222
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 650 (100 Floor) (plus 350 PIK)	14.43%	09/2025	176	176	0.0	176
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.03%	01/2028	2,827	2,793	0.4	2,813
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.03%	01/2026	126	121	0.0	118
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.03%	01/2028	11,775	11,644	1.6	11,716
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.03%	01/2028	360	354	0.0	358
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.03%	01/2028	4,392	4,360	0.6	4,370
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.03%	01/2028	816	810	0.1	808
Patriot Acquisition Topco S.A.R.L (8)	Unsecured Debt	1400 PIK	14.00%	02/2030	4,172	4,114	0.6	4,248
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	10.55%	05/2029	268	265	0.0	250
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.05%	05/2029	807	798	0.1	754
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.05%	05/2029	7,097	7,007	0.9	6,635
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	08/2028	9,190	9,100	1.3	9,124
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.58%	08/2028	4,986	4,982	0.7	4,950
Premier Dental Care Management, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.58%	08/2027	142	125	0.0	124
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.58%	08/2028	3,091	3,076	0.4	3,061

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.14%	09/2027	10,106	$10,020	1.4%	10,066
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.14%	09/2027	1,574	1,565	0.2	1,568
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.14%	04/2030	2,090	2,056	0.3	2,073
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.68%	05/2027	5,178	5,151	0.7	5,162
Quorum Health Resources	Unitranche First Lien Revolver	S + 525	9.68%	05/2027	270	265	0.0	269
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(11)	0.0	(29)
REP Behavioral Health, LLC	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.07%	12/2030	97	80	0.0	80
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	12/2030	5,721	5,657	0.8	5,656
Safco Dental Supply, LLC	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.48%	03/2026	342	341	0.0	329
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.45%	03/2026	4,029	4,018	0.5	3,944
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(6)	0.0	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.02%	12/2027	8,806	8,746	1.2	8,894
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.02%	12/2027	4,672	4,608	0.7	4,718
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(6)	0.0	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(13)	0.0	(23)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	10.13%	12/2028	785	785	0.1	778
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	10.13%	12/2028	15,313	15,234	2.1	15,162
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.41%	07/2029	3,693	3,617	0.5	3,693
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	E + 600	8.38%	07/2029	4,125	3,507	0.6	4,125
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	10.41%	07/2029	1,978	1,924	0.3	2,008
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.29%	07/2029	6,310	6,102	0.9	6,310

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	05/2029	6,174	$6,130	0.8%	6,128
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(4)	0.0	(5)
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.33%	05/2029	595	587	0.1	586
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	0.0	(6)
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	06/2030	2,574	2,574	0.4	2,555
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2029	—	(2)	0.0	(8)
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(3)	0.0	(3)
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	05/2029	2,643	2,624	0.4	2,625
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.95%	09/2027	2,111	2,096	0.3	2,111
Unifeye Vision Partners (4)(5)	Senior Secured First Lien Revolver			09/2027	—	(1)	0.0	—
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.95%	09/2027	3,675	3,650	0.5	3,675
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.95%	09/2027	3,534	3,532	0.5	3,534
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	—	(2)	0.0	—
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	07/2031	2,152	2,133	0.3	2,152
					421,973	$416,740	57.3%	415,495
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	12.13%	09/2027	3,165	$3,157	0.4%	3,098
Lash Opco LLC	Unitranche First Lien Revolver	S + 265 (100 Floor) (plus 510 PIK)	12.13%	09/2027	394	393	0.1	385
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	12.13%	09/2027	3,228	3,213	0.5	3,159
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (plus 510 PIK)	12.13%	09/2027	1,048	1,045	0.1	1,025
					7,835	$7,808	1.1%	7,667

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.30%	04/2030	1,740	$1,713	0.2%	1,741
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(4)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.30%	04/2030	2,178	2,159	0.3	2,178
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(5)	0.0	(4)
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	04/2030	11,393	11,354	1.6	11,335
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	04/2030	391	387	0.1	389
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	09/2028	6,428	6,375	0.9	6,444
Galway Borrower, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	09/2028	169	165	0.0	166
Galway Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	09/2028	99	97	0.0	100
Galway Borrower, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.80%	09/2028	58	57	0.0	54
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.1	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.33%	08/2028	20,123	20,131	2.9	20,275
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 600 (plus 100 PIK)	11.45%	08/2026	5,170	5,005	0.7	5,161
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(9)	0.0	(1)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(10)	0.0	(1)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.45%	10/2028	9,042	8,972	1.2	9,033
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(6)	0.0	(1)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	10/2028	2,777	2,761	0.4	2,774
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.45%	10/2028	838	828	0.1	837
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.08%	10/2031	107	92	0.0	75
The Hilb Group, LLC	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.08%	10/2031	124	109	0.0	108
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	10/2031	14,950	14,819	1.9	14,807

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc. (11)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.79%	12/2028	78	$72	0.0%	55
Vantage Insurance Partners, Inc. (11)	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.79%	12/2028	4,450	4,415	0.6	4,321
					80,115	$79,477	11.0%	79,846
Materials
A&A Global Imports, LLC (4)(9)	Senior Secured First Lien Term Loan			06/2026	1,554	$991	0.0%	(1)
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,776	—	0.0	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Revolver			06/2026	553	539	0.0	189
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	3,592	3,188	0.1	494
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	560	498	0.0	77
Action Signature Acquisition, Inc.	Unitranche First Lien Revolver	1140 PIK	11.40%	12/2027	484	426	0.1	483
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	273	242	0.0	37
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	930	826	0.0	128
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2029	4,236	4,202	0.6	4,236
Online Labels Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.55%	12/2029	262	260	0.0	262
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(5)	0.0	—
					14,220	$11,165	0.8%	5,905
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.45%	12/2027	7,153	$7,089	1.0%	7,153
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(1)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 250 (plus 400 PIK)	10.90%	12/2028	15,382	$15,223	1.8%	12,741
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 250 (plus 400 PIK)	10.90%	12/2028	799	791	0.1	662
Nephron Pharmaceuticals, LLC	Unitranche First Lien - Last Out Term Loan	S + 920	13.50%	12/2027	7,500	7,405	1.0	7,607
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.12%	09/2026	2,174	2,158	0.3	2,174
Teal Acquisition Co., Inc	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.12%	09/2026	1,277	1,269	0.2	1,277
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.12%	09/2026	1,200	1,193	0.2	1,200
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.64%	09/2026	291	290	0.0	291
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	12/2029	3,324	3,257	0.4	3,358
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(9)	0.0	—
					39,100	$38,665	5.0%	36,463
Retailing
MeriCal, LLC (9)	Senior Secured First Lien Revolver			11/2025	913	$913	0.0%	325
MeriCal, LLC (9)	Unitranche First Lien Term Loan			11/2025	7,527	7,202	0.5	3,346
Slickdeals Holdings, LLC (6)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.62%	06/2026	294	293	0.0	225
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.63%	06/2026	14,086	14,086	1.8	12,749
					22,820	$22,494	2.3%	16,645

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	$(2)	0.0%	(12)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor) (plus 200 PIK)	11.56%	07/2027	6,146	6,097	0.8	5,968
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.95%	11/2027	746	738	0.1	752
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(1)	0.0	1
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.95%	11/2027	534	528	0.1	538
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.95%	11/2027	1,856	1,836	0.3	1,872
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550	9.95%	11/2027	296	292	0.0	298
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.93%	07/2027	5,438	5,396	0.7	5,414
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.93%	07/2027	1,751	1,736	0.2	1,743
Apps Associates LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.93%	07/2027	120	115	0.0	116
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.80%	07/2027	19,086	19,086	2.6	18,996
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(17)	0.0	(11)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.43%	06/2026	4,743	4,724	0.6	4,700
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(2)	0.0	(6)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.45%	06/2026	748	741	0.1	741
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.68%	10/2026	1,349	1,348	0.2	1,332
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.68%	10/2026	287	286	0.0	283
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.68%	10/2026	150	150	0.0	148
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.68%	10/2026	163	162	0.0	160

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.05%	08/2030	3,077	$3,064	0.4%	3,077
Blue Mantis	Senior Secured First Lien Revolver	S + 475 (75 Floor)	9.05%	08/2030	613	603	0.1	613
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.05%	08/2030	3,499	3,461	0.5	3,499
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.05%	08/2030	498	491	0.1	498
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.05%	08/2030	238	238	0.0	238
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(19)	0.0	-
C-4 Analytics	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.58%	05/2030	555	540	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.58%	05/2030	18,315	18,161	2.5	18,315
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.83%	03/2028	2,407	2,396	0.3	2,407
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(9)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.80%	03/2028	10,256	10,196	1.4	10,256
Concord III, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	12/2028	9,332	9,263	1.3	9,332
Concord III, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	12/2028	413	409	0.1	413
Concord III, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	12/2028	547	538	0.1	547
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.05%	01/2029	7,043	6,991	1.0	6,943
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.05%	01/2029	401	385	0.1	368
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.05%	01/2029	550	545	0.1	542
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.05%	01/2029	300	298	0.0	296
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	13,296	13,017	1.9	13,430
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(27)	0.0	—
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	09/2030	2,772	2,748	0.4	2,800

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	$(7)	0.0%	(7)
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.05%	12/2030	3,035	2,999	0.4	3,000
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	11/2028	12,826	12,686	1.8	12,826
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(11)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.05%	11/2028	1,096	1,088	0.2	1,096
List Partners, Inc. (9)	Senior Secured First Lien Revolver			06/2025	317	314	0.0	244
List Partners, Inc. (9)	Senior Secured First Lien Term Loan			06/2025	3,611	3,592	0.4	3,034
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	—	(6)	0.0	(21)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2030	—	(9)	0.0	(8)
Medicus IT	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	07/2030	6,070	6,016	0.8	6,024
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(1)	0.0	(1)
Medicus IT (4)(5)	Unitranche First Lien Revolver			06/2032	—	(4)	0.0	(4)
Medicus IT	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	06/2032	6,843	6,792	0.9	6,792
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.05%	02/2027	851	846	0.1	848
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	02/2026	19,586	19,510	2.7	19,512
MRI Software LLC	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.05%	02/2026	86	80	0.0	43
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.05%	02/2026	1,276	1,271	0.2	1,271
Net Health Acquisition Corp.	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.08%	07/2031	1,705	1,690	0.2	1,702
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	07/2031	13,229	13,116	1.8	13,210

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
New Era Technology, Inc. (9)	Unitranche First Lien Term Loan			10/2026	2,994	$2,976	0.3%	2,452
New Era Technology, Inc. (9)	Unitranche First Lien Revolver			10/2026	228	226	0.0	187
New Era Technology, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			10/2026	1,924	1,908	0.2	1,575
New Era Technology, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			10/2026	6,377	6,339	0.7	5,222
New Era Technology, Inc. (9)	Unitranche First Lien Revolver			10/2026	486	481	0.1	398
Odessa Technologies, Inc.	Senior Secured First Lien Revolver	S + 550 (75 Floor)	9.90%	10/2027	214	195	0.0	214
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.90%	10/2027	9,329	9,250	1.3	9,329
Omega Systems Intermediate Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			01/2031	—	(4)	0.0	(11)
Omega Systems Intermediate Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	—	(4)	0.0	(4)
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.30%	01/2031	2,100	2,081	0.3	2,081
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.97%	03/2027	1,083	1,083	0.1	1,083
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.97%	03/2027	500	500	0.1	500
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.97%	03/2027	3,133	3,126	0.4	3,133
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.97%	03/2027	543	542	0.1	543
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.97%	03/2027	443	443	0.1	443
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,203	1,203	0.2	1,161
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	12.43%	07/2027	5,000	5,000	0.7	5,000
Right Networks, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.33%	05/2029	330	330	0.0	330
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	05/2029	23,985	23,985	3.3	23,984
Ruffalo Noel Levitz, LLC (9)	Unitranche First Lien Revolver			12/2026	317	310	0.0	80
Ruffalo Noel Levitz, LLC (9)	Unitranche First Lien Term Loan			12/2026	2,623	2,560	0.1	658
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 700 (100 Floor)	11.42%	12/2026	60	60	0.0	60

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	11/2028	19,776	$19,623	2.7%	19,723
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.30%	11/2028	2,409	2,390	0.3	2,403
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.30%	11/2028	194	182	0.0	189
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.05%	04/2028	2,352	2,341	0.3	2,352
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(10)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.05%	04/2028	8,682	8,589	1.2	8,682
Strata Information Group, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.80%	12/2030	317	313	0.0	306
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(6)	0.0	(6)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.80%	12/2030	1,197	1,186	0.2	1,186
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.93%	05/2028	528	525	0.1	528
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.95%	05/2028	5,141	5,084	0.8	5,141
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.93%	05/2028	2,358	2,358	0.3	2,358
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 350 (plus 100 PIK)	8.90%	06/2027	5,008	5,001	0.5	3,681
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 350 (plus 100 PIK)	8.90%	06/2027	1,248	1,245	0.1	917
Transportation Insight, LLC	Senior Secured First Lien Revolver	S + 350 (plus 100 PIK)	8.90%	06/2027	705	703	0.1	503
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.43%	06/2026	612	611	0.1	612
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.43%	06/2026	1,004	1,000	0.1	1,004
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.43%	06/2026	82	80	0.0	82
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.43%	06/2026	1,862	1,858	0.3	1,862
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.43%	06/2026	1,486	1,479	0.3	1,486
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.43%	06/2026	1,108	1,100	0.2	1,108
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.43%	06/2026	194	194	0.0	194
					307,191	$304,900	41.2%	299,452

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.49%	12/2026	3,418	$3,353	0.5%	3,418
Gener8, LLC	Senior Secured First Lien Term Loan	S + 200 (plus 600 PIK)	12.56%	08/2025	5,946	5,946	0.5	3,452
Gener8, LLC	Senior Secured First Lien Revolver	S + 200 (plus 600 PIK)	12.56%	08/2025	1,276	1,276	0.1	615
Gener8, LLC	Senior Secured First Lien Term Loan	S + 200 (100 Floor) (plus 600 PIK)	12.56%	08/2025	256	256	0.0	149
					10,896	$10,831	1.1%	7,634
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 265 (plus 425 PIK)	11.36%	08/2026	2,348	$2,344	0.3%	2,245
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 265 (plus 425 PIK)	11.34%	08/2026	444	439	0.1	425
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 425 PIK)	11.34%	08/2026	43	42	0.0	41
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.88%	01/2028	4,267	4,221	0.6	4,268
					7,102	$7,046	1.0%	6,979
Total Debt Investments United States					1,359,439	$1,337,585	179.6%	1,302,974
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	$615	0.1%	957
Sun Acquirer Corp.	Common Stock				428	43	0.0	67
						$658	0.1%	1,024

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	0.0%	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0%	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	$1,011	0.5%	3,391
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	828
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	196
ASP MCS Acquisition Corp. (6)	Common Stock				791	-	0.0	60
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	333	0.1	473
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.3	1,913
Iris Buyer, LLC	Common Stock				577	577	0.1	646
Iris Buyer, LLC	Common Stock				576,923	—	0.0	71
Landscape Workshop, LLC	Common Stock				540,541	541	0.1	541
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	—
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	740
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.0	330
RN Enterprises, LLC	Common Stock				776	791	0.1	901
Seko Global Logistics Network, LLC	Common Stock				625	2,372	0.3	1,856
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.6	4,263
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						$11,528	2.3%	16,212

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Everlast Parent Inc.	Common Stock				948	$949	0.1%	659
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	961
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	33
HGH Purchaser, Inc.	Common Stock				4,171	417	0.0	154
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,302
Legalshield (11)	Common Stock				372	372	0.1	653
Mario Purchaser, LLC	Common Stock				118	118	0.0	60
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	520
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	303
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,256
Wrench Group LLC	Common Stock				2,337	235	0.1	607
Wrench Group LLC	Common Stock				655	66	0.0	170
						$7,141	0.9%	6,678
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					$266	0.0%	330
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	0.0	1
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,334	4.7	34,211
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,312	0.2	959
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	21
iLending LLC	Common Stock					-	0.0	-
WhiteHawk III Onshore Fund L.P. (2)(13)(14)	Partnership Interest					2,591	0.4	2,778
						$45,648	5.3%	38,300

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	$3,000	0.4	3,153
						$3,000	0.4%	3,153
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0%	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	$910	0.0%	257
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,847
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	23
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.2	1,439
BVI Medical Inc.	Common Stock				7,495	1,137	0.1	1,071
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.5	3,281
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,446
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	78
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.5	3,312
Patriot Acquisition Topco S.A.R.L	Common Stock				1,192	1,192	0.2	1,295
Patriot Acquisition Topco S.A.R.L	Common Stock				16,416	46	0.0	—
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,230
Smile Doctors LLC	Common Stock				1,191	714	0.1	575
Vital Care Buyer, LLC	Common Stock				649	1	0.0	26
Vital Care Buyer, LLC	Common Stock				64	64	0.0	59
						$13,035	2.8%	19,939

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1%	602
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,316
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,605
						$2,040	0.6%	4,523
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
Action Signature Acquisition, Inc.	Common Stock				50	—	0.0	—
						—	0.0%	—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1%	738
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	576
Nephron Pharmaceuticals, LLC	Common Stock				128,000	-	0.0	124
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	403
WCT Group Holdings, LLC	Common Stock				118	1,176	0.3	2,313
						$3,132	0.6%	4,154
Retailing
MeriCal, LLC	Common Stock				5,334	-	0.0%	—
MeriCal, LLC	Preferred Stock				521	103	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	600
Slickdeals Holdings, LLC (6)	Common Stock				89	891	0.0	-
Vivid Seats Ltd. (6)(12)	Common Stock				608,108	608	0.1	590
						$1,602	0.2%	1,190

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Certify, Inc.	Common Stock				841	$247	0.0%	255
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	1,007
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	—
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	7
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	1,908
Odessa Technologies, Inc.	Common Stock				10,714	1,070	0.2	1,090
Park Place Technologies, LLC	Common Stock				479	479	0.0	—
Park Place Technologies, LLC	Common Stock				442,203	27	0.1	532
Park Place Technologies, LLC	Common Stock				685,018	—	0.0	—
Saturn Borrower Inc	Common Stock				434,163	481	0.1	940
						$4,058	0.8%	5,739
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	-	-
						—	-	-
Total Equity Investments United States						$91,842	14.0%	100,912
Total United States						$1,429,427	193.6%	$1,403,886
Canada
Equity Investments
Telecommunication Services
Sandvine Corporation	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0%	—
Total Canada						$—	0.0%	$—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Finland
Debt Investments
Software & Services
SC MidCo Oy (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2032	€-	-	0.0%	(4)
SC MidCo Oy	Unitranche First Lien Term Loan	SN + 525	7.67%	03/2032	€2,114	1,918	0.3	2,072
					2,114	1,918	0.3%	2,068
Total Debt Investments Finland					€2,114	$1,918	0.3%	2,068
Total Finland					€2,114	$1,918	0.3%	$2,068
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited	Unitranche First Lien Term Loan	SN + 625	11.48%	12/2027	£8,410	$7,677	1.1%	$8,410
Crusoe Bidco Limited	Unitranche First Lien Delayed Draw Term Loan	SN + 625	10.83%	12/2027	£1,137	1,008	0.2	1,137
Hamsard 3778 Limited (4)(5)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	£-	(17)	0.0	-
Hamsard 3778 Limited	Unitranche First Lien - Last Out Term Loan	S + 550	9.72%	10/2031	£9,790	9,037	1.5	9,790
Nurture Landscapes	Unitranche First Lien Term Loan	SN + 650	10.71%	06/2028	£1,944	1,967	0.3	1,944
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.72%	06/2028	£538	720	0.1	538
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.95%	06/2028	£15,098	13,425	2.1	15,098
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.71%	06/2028	£2,930	2,653	0.4	2,930
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.71%	06/2028	£3,907	3,613	0.5	3,907
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.71%	06/2028	£6,837	6,105	0.9	6,837
					£50,591	$46,188	7.1	50,591

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.45%	03/2028	£4,352	$4,299	0.5%	$3,872
Lion Cashmere Bidco Limited	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.45%	03/2028	£9,939	9,822	1.2	8,846
Lion Cashmere Bidco Limited	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.45%	03/2028	£4,953	4,887	0.6	4,409
Lion Cashmere Bidco Limited (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£—	(40)	0.0	(357)
					£19,244	$18,968	2.3%	16,770
Food, Beverage & Tobacco
APC Bidco Limited	Unitranche First Lien Term Loan	SN + 636.93	10.83%	10/2030	£5,956	$5,222	0.8%	$5,956
APC Bidco Limited	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	10.58%	10/2030	£2,733	2,528	0.4	2,733
					£8,689	$7,750	1.2%	8,689
Software & Services
Jordan Bidco, Ltd.	Unitranche First Lien Term Loan	SN + 600	10.33%	08/2028	£18,164	$17,921	2.5%	$18,164
Jordan Bidco, Ltd.	Unitranche First Lien Delayed Draw Term Loan	SN + 600	10.33%	08/2028	£559	523	0.1	559
					£18,723	$18,444	2.6%	18,723
Total Debt Investments United Kingdom					£97,247	$91,350	13.2%	$94,773
Equity Investments
Health Care Equipment & Services
VetStrategy	Preferred Stock				£2,126,875	$968	0.3%	$2,179
VetStrategy	Common Stock				£37,612	30	—	—
					2,164,487	$998	0.3%	2,179
Total Equity Investments United Kingdom						$998	0.3%	2,179
Total United Kingdom						$92,348	13.5%	$96,952

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Commercial & Professional Services
Efor Holding	Unitranche First Lien Term Loan	E + 650	9.18%	10/2030	€3,394	$3,073	0.5%	$3,394
Efor Holding	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€1,306	1,166	0.2	1,306
Efor Holding	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€177	153	-	177
Efor Holding	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€1,049	907	0.1	1,049
					€5,926	$5,299	0.8%	5,926
Total Debt Investments France					€5,926	$5,299	0.8%	5,926
Total France						$5,299	0.8%	$5,926
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited	Unitranche First Lien Term Loan	S + 550	9.96%	11/2031	£6,863	$6,143	0.9%	$6,863
					£6,863	6,143	0.9	6,863
Total Debt Investments Jersey					£6,863	6,143	0.9%	6,863
Total Jersey						$6,143	0.9%	$6,863
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (4)(5)	Unitranche First Lien - Last Out Delayed Draw Term Loan			03/2032	€—	-	—%	(13)
Avidity Acquisition B.V.	Unitranche First Lien - Last Out Term Loan	E + 525	7.29%	03/2032	€2,579	$2,279	0.3	$2,528
Pitch MidCo B.V.	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.48%	04/2031	€270	240	—	270
Pitch MidCo B.V.	Unitranche First Lien Term Loan	E + 550	7.48%	04/2031	€3,374	2,993	0.5	3,374
					6,223	$5,512	0.8 ~~%~~	6,159

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania)	Unitranche First Lien Term Loan	982 PIK	9.82%	07/2029	€2,701	$2,359	0.3%	$2,155
Eagle Midco B.V. (Avania)	Unitranche First Lien Delayed Draw Term Loan	982 PIK	9.82%	07/2029	€1,330	1,295	0.1	473
Eagle Midco B.V. (Avania)	Unitranche First Lien Term Loan	1067 PIK	10.67%	07/2029	€3,564	3,501	0.4	2,842
					7,595	$7,155	0.8%	5,470
Total Debt Investments Netherlands					13,818	$12,667	1.6%	11,629
Total Netherlands						$12,667	1.6%	$11,629
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation	Common Stock				€1,025	$1	0.0%	$—
Miraclon Corporation	Preferred Stock				€90,601	73	0.0	108
						74	0.0	108
Total Equity Investments Belgium						$74	0.0%	$108
Total Belgium						$74	0.0%	$108
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(25)	0.0%	$3
Ancora Bidco PTY LTD	Unitranche First Lien Term Loan	B + 500 (50 Floor)	8.79%	11/2030	AUD 6,832	6,719	0.9	6,846
					AUD 6,832	$6,694	0.9%	6,849

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd)	Unitranche First Lien Term Loan	B + 575	9.40%	03/2028	AUD 19,100	$21,352	2.7%	$19,100
Greencross (Vermont Aus Pty Ltd)	Unitranche First Lien Term Loan	B + 575 (75 Floor)	9.40%	03/2028	AUD 3,185	3,333	0.4	3,185
					AUD 22,285	$24,685	3.1%	22,285
Total Debt Investments Australia					AUD 29,117	$31,379	4.0%	29,134
Equity Investments
Commercial & Professional Services							%
Ancora Bidco PTY LTD	Common Stock				AUD 128,654,071	$1,325	0.2	$1,640
Ancora Bidco PTY LTD	Common Stock				AUD 6,771,267	70	0.0	86
						1,395	0.2	1,726
Total Equity Investments Australia						$1,395	0.2%	1,726
Total Australia						$32,774	4.2%	$30,860
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)	Unitranche First Lien Term Loan	E + 450 (plus 150 PIK)	9.39%	08/2029	€10,678	$8,978	1.6%	$10,678
AX VI INV2 Holding AB (Voff) (4)(6)	Senior Secured First Lien Revolver			08/2029	€—	(5)	0.0	—
AX VI INV2 Holding AB (Voff) (6)	Senior Secured Second Lien Term Loan	1239 PIK	12.39%	08/2030	€2,972	2,552	0.4	2,972
AX VI INV2 Holding AB (Voff) (6)	Unitranche First Lien Delayed Draw Term Loan	E + 475 (plus 150 PIK)	9.64%	08/2029	€1,803	1,617	0.2	1,803
					15,453	13,142	2.2%	15,453
Total Debt Investments Sweden					€15,453	$13,142	2.2%	15,453

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)	Common Stock				1,140,447	1,086	0.2%	1,735
						1,086	0.2%	1,735
Total Equity Investments Sweden						1,086	0.2%	1,735
Total Sweden						$14,228	2.4%	$17,188
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(6)	Senior Secured First Lien Revolver			02/2032	CHF -	(67)	0.1%	-
Solvias AG (6)	Senior Secured First Lien Term Loan	S + 525 (75 Floor)	6.00%	02/2032	CHF 24,200	20,831	3.3	24,615
					24,200	20,764	3.4%	24,615
Total Debt Investments Switzerland					24,200	$20,764	3.4%	24,615
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (6)	Common Stock				CHF 47,124	409	0.1%	488
Sequence Parent (6)	Preferred Stock				CHF 685.00	99	-	109
						508	0.1%	597
Total Equity Investments Switzerland						508	0.1%	597
Total Switzerland						$21,272	$3.5%	$25,212
Total Investments						$1,616,150	$220.8%	$1,600,692

Cash Equivalents
Goldman Sachs Financial Square Government Fund - Institutional Shares			4.23%			$1,132	0.2	$1,132
Cash Equivalents Total						$1,132	0.2%	$1,132
Investments and Cash Equivalents Total						$1,617,282	221.0%	$1,601,824

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), SARON ("SR"), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June

30, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $724,716 as of June 30, 2025

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.50%	-	-	-	-
SOFR (“S”)	-	4.32%	4.29%	4.17%	3.88%
EURIBOR (“E”)	-	1.91%	1.96%	2.05%	2.07%
SONIA (“SN”)	4.22%	-	-	-	-
BBSY ("B")	-	-	3.60%	-	-
SARON ("SR")	-	-0.03%	-	-	-

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

(8) Fixed rate investment.

(9) The investment is on non-accrual status as of June 30, 2025.

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

(11) Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.8% as of June 30, 2025.

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

(14) Capital contributed to this investment is subject to restrictions on withdrawal.

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,029	SEK 11,583	8/20/2027	$(152)
Wells Fargo Bank, N.A.	USD 18,806	AUD 29,250	3/22/2028	$1,149
Wells Fargo Bank, N.A.	USD 3,337	AUD 5,401	3/22/2028	$76
Wells Fargo Bank, N.A.	USD 6,061	AUD 10,174	10/6/2028	$33
Wells Fargo Bank, N.A.	USD 21,291	CHF 18,703	2/24/2028	$(2,451)
Wells Fargo Bank, N.A.	USD 164	GBP 121	6/3/2026	$4
Wells Fargo Bank, N.A.	USD 1,876	GBP 1,362	6/3/2026	$71
Wells Fargo Bank, N.A.	USD 358	GBP 272	6/3/2026	$(3)
Wells Fargo Bank, N.A.	USD 2,966	GBP 2,237	6/3/2026	$1
Wells Fargo Bank, N.A.	USD 17,043	GBP 12,870	8/24/2026	$110
Total Foreign Currency Exchange Contracts				$(1,162)

AUD Australian Dollar ("AUD") CHF Swiss Franc EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.91%	05/2028	135	131	0.0	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.91%	05/2028	3,949	3,898	0.5	3,949
Continental Battery Company	Unitranche First Lien Term Loan	S + 700 (100 Floor) (plus 407.5 PIK)	11.48%	01/2027	7,523	7,469	0.7	5,207
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor) (plus 407.5 PIK)	11.48%	01/2027	2,775	2,765	0.3	1,920
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.36%	09/2028	8,943	8,859	1.2	8,898
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(19)	0.0	(9)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.53%	09/2028	12,652	12,497	1.7	12,589
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.36%	09/2028	2,425	2,394	0.3	2,413
					38,402	37,994	4.7	35,102
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,736	6,715	0.9	6,736
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	9,381	7,052	0.2	1,514
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	972	971	0.1	972
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.47%	11/2027	5,620	5,558	0.8	5,620
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.47%	11/2027	865	860	0.1	865
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(11)	0.0	—
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	—	(6)	0.0	(13)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(5)	0.0	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.34%	11/2030	3,197	3,166	0.4	3,165

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (plus 50 PIK)	9.75%	07/2028	3,329	3,290	0.4	3,276
Oliver Packaging LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor) (plus 50 PIK)	10.25%	07/2028	149	143	0.0	141
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (plus 50 PIK)	10.25%	07/2028	250	246	0.0	246
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.93%	08/2027	886	882	0.1	878
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.12%	04/2030	172	172	0.0	165
Painters Supply & Equipment Company	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.41%	08/2027	317	312	0.0	312
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.93%	08/2027	1,983	1,963	0.3	1,965
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.19%	04/2030	846	846	0.1	838
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (plus 200 PIK)	12.48%	12/2026	2,717	2,679	0.3	1,970
TriStrux, LLC	Senior Secured First Lien Revolver	S + 800 (100 Floor) (plus 200 PIK)	12.48%	12/2026	959	945	0.1	669
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 800 (100 Floor) (plus 200 PIK)	12.48%	12/2026	953	940	0.1	691
					39,332	36,718	3.9	30,005
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.99%	04/2029	126	126	0.0	126
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.99%	02/2029	3,474	3,446	0.5	3,474
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.99%	04/2029	199	199	0.0	199
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.09%	10/2026	3,569	3,491	0.5	3,569
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(17)	0.0	—
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.90%	06/2031	882	874	0.1	851
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(8)	0.0	(14)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.90%	06/2031	4,809	4,763	0.6	4,731
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.71%	05/2027	12,746	12,654	1.7	12,746
GH Parent Holdings Inc.	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.71%	05/2027	264	251	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.71%	05/2027	6,143	6,143	0.8	6,143

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.33%	08/2029	1,068	1,048	0.1	1,060
Guardian Access Solutions	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.33%	08/2029	338	322	0.0	334
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.51%	08/2029	2,864	2,806	0.4	2,852
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2030	—	(7)	0.0	(17)
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Revolver			11/2030	—	(10)	0.0	(10)
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	11/2030	2,550	2,518	0.3	2,519
Hamsard 3778 Limited (4)(5)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	(18)	0.0	(17)
Hamsard 3778 Limited (11)	Unitranche First Lien - Last Out Term Loan	S + 550	10.20%	10/2031	8,939	9,025	1.2	8,707
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.20%	12/2026	18,408	18,221	2.5	18,408
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(19)	0.0	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.93%	12/2026	239	237	0.0	239
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.20%	12/2026	1,428	1,419	0.2	1,428
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.21%	01/2026	3,692	3,677	0.5	3,692
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.21%	01/2026	2,777	2,765	0.4	2,777
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(3)	0.0	—
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.03%	06/2028	11,018	10,875	1.5	10,946
Infobase	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.98%	06/2028	807	790	0.1	798
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.68%	10/2030	10,489	10,230	1.4	10,594
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.58%	10/2030	989	953	0.1	1,004
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	—	(33)	0.0	15

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	332	332	0.0	320
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	998	997	0.1	961
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.59%	07/2027	608	601	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.74%	07/2027	219	216	0.0	219
MHS Acquisition Holdings, LLC	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.74%	07/2027	30	29	0.0	30
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.65%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.17%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.68%	02/2029	4,296	4,214	0.6	4,296
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	1,933	1,914	0.3	1,933
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(19)	0.0	—
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	1,723	1,723	0.2	1,723
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	2,537	2,537	0.3	2,537
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	—	(6)	0.0	(10)
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	(5)
NRG Controls	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.36%	10/2030	3,092	3,054	0.4	3,055
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 800	12.69%	05/2030	1,310	1,310	0.2	1,310
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Revolver	S + 800	12.67%	05/2030	474	474	0.1	474
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	—	(13)	0.0	(27)
RN Enterprises, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.58%	10/2031	204	188	0.0	187
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	10/2031	6,841	6,756	0.9	6,756
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	05/2031	1,141	1,141	0.2	1,129
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.10%	05/2030	327	327	0.0	299
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	05/2031	26,428	26,428	3.5	26,143

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc.	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.00%	10/2025	120	120	0.0	120
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.19%	10/2025	2,137	2,131	0.3	2,137
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	5,107	5,016	0.7	5,075
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,313	0.3	2,344
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	—	(11)	0.0	(34)
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Revolver			11/2031	—	(9)	0.0	(9)
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.26%	11/2031	4,575	4,542	0.6	4,541
					164,687	163,096	21.7	163,608
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.67%	07/2028	4,728	4,675	0.6	4,719
Bandon Fitness (Texas) Inc. (4)(5)	Unitranche First Lien Revolver			07/2028	—	(4)	0.0	(1)
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.67%	07/2028	2,047	2,028	0.3	2,043
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.78%	11/2027	7,537	7,471	1.0	7,537
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.97%	11/2027	1,102	1,087	0.1	1,102
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.86%	10/2028	13,467	13,340	1.8	13,255
Everlast Parent Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.86%	10/2028	829	816	0.1	803
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.11%	10/2028	3,310	3,254	0.4	3,196
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.23%	12/2027	5,017	4,961	0.7	5,017
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.23%	12/2027	1,684	1,676	0.2	1,684
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.23%	12/2027	1,674	1,656	0.2	1,674
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	0.0	—
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	10.48%	12/2027	1,827	1,817	0.2	1,838
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.23%	12/2027	696	683	0.1	696

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (plus 250 PIK)	11.78%	11/2026	3,332	3,322	0.4	3,151
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (plus 250 PIK)	11.78%	11/2026	3,300	3,283	0.4	3,122
HGH Purchaser, Inc. (4)(5)	Unitranche First Lien Revolver			11/2026	—	3	0.0	(84)
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (75 Floor) (plus 250 PIK)	11.78%	11/2026	7,851	7,815	1.0	7,426
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.61%	06/2028	302	285	0.0	302
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.76%	06/2029	10,160	10,040	1.4	10,160
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,731	1,704	0.2	1,707
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.76%	06/2029	880	867	0.1	884
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.76%	06/2029	482	478	0.1	485
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	11.65%	08/2026	4,656	4,612	0.6	4,377
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	11.65%	08/2026	2,063	2,041	0.3	1,939
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(1)	0.0	—
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (plus 275 PIK)	10.76%	09/2026	2,621	2,599	0.4	2,621
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (plus 275 PIK)	10.00%	09/2026	4,432	4,400	0.6	4,432
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (plus 275 PIK)	10.76%	09/2026	1,187	1,177	0.2	1,187
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.21%	04/2029	5,146	5,113	0.7	5,146
Mario Purchaser, LLC	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	15.21%	04/2032	4,258	4,177	0.6	4,344
Mario Purchaser, LLC	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.21%	04/2028	313	300	0.0	313
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.21%	04/2029	9,664	9,528	1.3	9,664
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575.3 (100 Floor)	10.21%	04/2029	475	392	0.1	475
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	—	0.0	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.03%	07/2025	2,971	2,971	0.4	2,936
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	0.0	(6)
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.26%	08/2029	3,504	3,480	0.5	3,507
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,221	1,201	0.2	1,181
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	304	292	0.0	290

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	12/2028	12,844	12,663	1.7	13,030
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.35%	12/2028	2,883	2,865	0.4	2,924
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(22)	0.0	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.35%	12/2028	375	351	0.1	430
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.94%	11/2029	1,485	1,473	0.2	1,485
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.86%	11/2029	1,642	1,628	0.2	1,642
USA Hometown Experts, Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.95%	11/2029	180	173	0.0	180
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	—	0.0	—
Wrench Group LLC (8)	Senior Secured Second Lien Term Loan	1125	11.25%	04/2027	4,833	4,773	0.6	4,793
					139,013	137,433	18.4	137,604
Diversified Financials
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.82%	09/2028	9,804	9,672	1.4	9,874
Alera Group Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.82%	09/2028	4,888	4,820	0.7	4,922
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.09%	09/2028	2,952	2,903	0.4	2,983
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(7)	0.0	(4)
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Revolver			06/2031	—	(8)	0.0	(2)
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.65%	06/2031	7,584	7,511	1.0	7,564
iLending LLC (9)	Senior Secured First Lien Term Loan			06/2026	4,385	4,385	0.3	2,407
iLending LLC (4)(5)(9)	Senior Secured First Lien Revolver			06/2026	—	—	0.0	(324)
King Mid LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.83%	12/2027	3,474	3,455	0.5	3,474
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	0.0	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.83%	12/2027	3,373	3,334	0.5	3,373
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.83%	12/2027	2,003	2,003	0.3	2,003

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	03/2030	837	830	0.1	837
PCS Retirement	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.08%	03/2030	123	116	0.0	123
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.08%	03/2030	5,062	5,018	0.7	5,062
RWA Wealth Partners, LLC.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.10%	11/2030	309	297	0.0	273
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(10)	0.0	(10)
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.27%	11/2030	6,150	6,105	0.8	6,105
Soltis (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2030	—	(6)	0.0	(42)
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(8)	0.0	(8)
Soltis	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.07%	08/2030	1,895	1,863	0.2	1,864
					52,839	52,271	6.9	50,474
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	1,250	1,250	0.2	1,142
					1,250	1,250	0.2	1,142
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (plus 410 PIK)	15.35%	04/2028	3,166	2,962	0.3	2,005
					3,166	2,962	0.3	2,005
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.89%	05/2027	4,872	4,836	0.7	4,872
JTM Foods LLC	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.89%	05/2027	747	740	0.1	747
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.73%	05/2027	663	660	0.1	663
Mann Lake Ltd. (9)	Senior Secured First Lien Revolver			01/2025	850	848	0.1	498
Mann Lake Ltd. (9)	Senior Secured First Lien Term Loan			01/2025	1,686	1,683	0.1	1,030
					8,818	8,767	1.1	7,810
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 600 (75 Floor) (plus 325 PIK)	10.46%	08/2028	6,865	6,770	0.9	6,687
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor) (plus 325 PIK)	10.46%	08/2028	1,217	1,211	0.2	1,186
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor) (plus 325 PIK)	10.46%	08/2028	1,318	1,301	0.2	1,285
ACI Group Holdings, Inc.	Unitranche First Lien Revolver	S + 600 (75 Floor) (plus 325 PIK)	10.46%	08/2027	74	67	0.0	55

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.08%	10/2029	3,960	3,926	0.5	3,960
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	10/2029	218	210	0.0	218
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(6)	0.0	—
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	3,406	3,391	0.5	3,406
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	4,863	4,816	0.6	4,863
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(7)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.59%	02/2029	4,169	4,133	0.6	4,169
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.00%	10/2027	4,802	4,749	0.6	4,802
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	2,148	2,136	0.3	2,148
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(7)	0.0	—
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	1,541	1,541	0.2	1,541
Avalign Technologies, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.86%	12/2028	501	473	0.1	462
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S +725 (75 Floor) (plus 362.5 PIK)	11.76%	12/2028	13,037	12,558	1.7	12,728
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	4,452	4,452	0.6	4,452
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	1,575	1,575	0.2	1,575
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC (6)	Unsecured Debt	S + 1000 PIK (100 Floor)	14.48%	05/2026	1,819	1,363	0.2	1,819
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.83%	08/2027	4,975	4,925	0.7	4,975
CC Amulet Management, LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.73%	08/2027	671	662	0.1	671
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500	9.78%	08/2027	911	901	0.1	911

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.08%	10/2029	3,960	3,926	0.5	3,960
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	10/2029	218	210	0.0	218
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(6)	0.0	—
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	3,406	3,391	0.5	3,406
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	4,863	4,816	0.6	4,863
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(7)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.59%	02/2029	4,169	4,133	0.6	4,169
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.00%	10/2027	4,802	4,749	0.6	4,802
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	2,148	2,136	0.3	2,148
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(7)	0.0	—
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	1,541	1,541	0.2	1,541
Avalign Technologies, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.86%	12/2028	501	473	0.1	462
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S +725 (75 Floor) (plus 362.5 PIK)	11.76%	12/2028	13,037	12,558	1.7	12,728
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	4,452	4,452	0.6	4,452
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	1,575	1,575	0.2	1,575
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC (6)	Unsecured Debt	S + 1000 PIK (100 Floor)	14.48%	05/2026	1,819	1,363	0.2	1,819
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.83%	08/2027	4,975	4,925	0.7	4,975
CC Amulet Management, LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.73%	08/2027	671	662	0.1	671
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500	9.78%	08/2027	911	901	0.1	911

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			06/2027	—	(9)	0.0	(3)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.68%	06/2027	11,280	11,245	1.5	11,263
ConvenientMD	Senior Secured First Lien Term Loan	S + 500	9.66%	06/2029	5,637	5,579	0.8	5,632
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2029	—	(8)	0.0	(1)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	11/2027	11,449	11,335	1.5	11,449
EMS Buyer, Inc.	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.21%	11/2027	403	398	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.42%	11/2027	975	963	0.1	975
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	11/2027	2,090	2,090	0.3	2,090
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.48%	06/2029	13,446	12,975	1.7	12,505
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.47%	07/2028	19,350	19,249	2.6	19,302
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.97%	04/2026	5,992	5,966	0.8	5,858
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(6)	0.0	(13)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.97%	04/2026	3,507	3,492	0.5	3,428
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (plus 100 PIK)	11.71%	06/2026	4,935	4,899	0.6	4,805
Great Lakes Dental Partners, LLC	Unitranche First Lien Revolver	S + 725 (100 Floor) (plus 100 PIK)	11.71%	06/2026	307	304	0.0	296
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.43%	05/2027	4,402	4,357	0.6	4,402
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	A + 575 (100 Floor)	10.23%	05/2027	851	837	0.1	851
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.23%	05/2027	3,293	3,244	0.4	3,293
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.96%	05/2027	1,073	1,060	0.1	1,073
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.23%	06/2030	862	862	0.1	862
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	14,607	14,483	2.0	14,607
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,668	2,629	0.4	2,668
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.93%	12/2026	961	945	0.1	961
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,715	2,674	0.4	2,715
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	387	381	0.1	387

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	2,962	2,962	0.4	2,895
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.24%	06/2026	356	356	0.0	348
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.98%	06/2026	442	442	0.1	432
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	814	814	0.1	796
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	7,708	7,537	1.1	7,939
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(64)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	06/2030	17,070	16,749	2.3	17,332
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.66%	10/2027	5,902	5,836	0.8	5,681
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 650 (100 Floor) (plus 75 PIK)	11.28%	03/2028	1,154	1,151	0.1	1,030
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor) (plus 75 PIK)	11.35%	03/2028	468	467	0.1	418
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (plus 75 PIK)	11.37%	03/2028	2,248	2,242	0.3	2,006
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.23%	10/2027	5,536	5,474	0.7	5,417
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.50%	10/2027	1,074	1,062	0.1	1,047
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2027	17,650	17,650	2.4	17,650
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	435	416	0.1	435
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	883	860	0.1	883
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(4)	0.0	—
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.86%	02/2031	6,114	6,057	0.8	6,114
Medical Review Institute of America (4)(5)	Senior Secured First Lien Revolver			07/2030	—	(7)	0.0	—
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	07/2030	5,686	5,631	0.8	5,686

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.43%	06/2027	4,410	4,362	0.6	4,410
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.43%	06/2027	5,474	5,411	0.7	5,474
MWD Management LLC (United Derm)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.43%	06/2027	480	467	0.1	480
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 800 (100 Floor) (plus 350 PIK)	12.70%	09/2025	967	966	0.1	941
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (plus 350 PIK)	12.70%	09/2025	6,732	6,734	0.9	6,554
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (plus 350 PIK)	12.70%	09/2025	884	877	0.1	860
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (plus 350 PIK)	12.70%	09/2025	299	299	0.0	291
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (plus 350 PIK)	12.70%	09/2025	249	249	0.0	243
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.99%	01/2028	2,841	2,801	0.4	2,833
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(10)	0.0	(5)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.99%	01/2028	11,834	11,679	1.6	11,798
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.99%	01/2028	361	356	0.0	360
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.99%	01/2028	3,528	3,492	0.5	3,514
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	3,896	3,836	0.5	3,927
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	10.58%	05/2029	215	212	0.0	205
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.08%	05/2029	454	443	0.1	421
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.08%	05/2029	7,133	7,031	0.9	6,841
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.61%	08/2028	9,238	9,129	1.2	9,155
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.61%	08/2028	5,012	5,005	0.7	4,967
Premier Dental Care Management, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.59%	08/2027	236	216	0.0	215
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.61%	08/2028	1,524	1,506	0.2	1,487

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.44%	09/2027	10,159	10,048	1.4	10,158
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	09/2027	1,582	1,571	0.2	1,582
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	04/2030	2,101	2,063	0.3	2,100
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.93%	05/2027	5,204	5,171	0.7	5,185
Quorum Health Resources (4)(5)	Unitranche First Lien Revolver			05/2027	—	(6)	0.0	(2)
Safco Dental Supply, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.98%	06/2025	342	341	0.0	334
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(12)	0.0	(31)
REP Behavioral Health, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.36%	12/2030	121	103	0.0	103
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.36%	12/2030	5,750	5,678	0.8	5,678
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.98%	06/2025	4,043	4,036	0.5	3,986
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(8)	0.0	(2)
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	9,115	9,031	1.2	9,099
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	4,725	4,657	0.6	4,717
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	0.0	(1)
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(15)	0.0	(12)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	10.81%	12/2028	789	789	0.1	788
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	10.81%	12/2028	15,391	15,293	2.1	15,372
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.40%	07/2025	4,624	4,607	0.6	4,624
SolutionReach, Inc.	Senior Secured First Lien Revolver	P + 600	13.75%	07/2025	467	465	0.1	467
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.30%	07/2029	3,693	3,622	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	8.72%	07/2029	3,628	3,495	0.5	3,628
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	10.30%	07/2029	1,936	1,899	0.3	1,916
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.90%	07/2029	6,040	5,808	0.8	6,040

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.17%	05/2029	6,206	6,153	0.8	6,206
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(5)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.96%	05/2029	357	348	0.0	357
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.96%	06/2030	2,587	2,587	0.3	2,587
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.48%	09/2025	2,947	2,937	0.4	2,889
Unifeye Vision Partners	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.48%	09/2025	1,247	1,243	0.2	1,213
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.48%	09/2025	5,130	5,111	0.7	5,029
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.48%	09/2025	4,933	4,930	0.6	4,837
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	—	(3)	0.0	(4)
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2031	2,152	2,131	0.3	2,122
					421,250	415,834	56.0	417,459
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (plus 510 PIK)	12.94%	03/2026	3,086	3,075	0.4	2,991
Lash Opco LLC	Unitranche First Lien Revolver	S + 775 (100 Floor) (plus 510 PIK)	12.94%	09/2025	384	382	0.0	372
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (plus 510 PIK)	12.94%	03/2026	3,147	3,129	0.4	3,050
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (plus 510 PIK)	12.94%	03/2026	1,021	1,017	0.1	990
					7,638	7,603	0.9	7,403
Insurance
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(29)	0.0	—
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(5)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	04/2030	2,189	2,167	0.3	2,190

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.73%	04/2028	8,042	7,992	1.1	8,042
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(3)	0.0	—
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	04/2028	1,411	1,399	0.2	1,411
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	04/2028	1,723	1,705	0.2	1,723
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	11.23%	04/2028	247	243	0.0	247
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.78%	09/2028	6,464	6,406	0.9	6,481
Galway Borrower, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.78%	09/2028	45	40	0.0	42
Galway Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	09/2028	11	9	0.0	12
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0	1
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.1	2
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.51%	08/2028	20,225	20,225	2.8	20,261
Integro Parent, Inc. (11)	Senior Secured Second Lien Term Loan	S + 1225 PIK (100 Floor)	16.85%		2,337	2,337	0.3	2,035
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (plus 200 PIK)	10.48%	08/2026	5,217	4,993	0.7	5,075
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(13)	0.0	(12)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(14)	0.0	(12)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.75%	10/2028	9,088	9,011	1.2	9,056
Patriot Growth Insurance Services, LLC	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.46%	10/2028	330	323	0.0	328
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.48%	10/2028	2,791	2,772	0.4	2,781
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.33%	10/2028	703	691	0.1	699
The Hilb Group, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	—	(16)	0.0	(33)
The Hilb Group, LLC	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.11%	10/2031	124	108	0.0	107
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	10/2031	14,988	14,839	2.0	14,838

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(19)	0.0	(107)
Vantage Insurance Partners, Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.33%	12/2028	78	71	0.0	59
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.33%	12/2028	4,483	4,445	0.6	4,378
					80,496	79,676	10.9	79,604
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,470	992	0.0	116
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,662	—	0.0	—
A&A Global Imports, LLC	Senior Secured First Lien Revolver	S + 665 (100 Floor)	10.98%	06/2026	545	545	0.1	545
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	3,183	3,171	0.1	1,103
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	497	495	0.0	172
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Revolver			06/2026	623	620	0.0	77
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	242	241	0.0	84
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	829	826	0.0	287
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.27%	11/2030	9,832	9,660	1.3	9,807
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(28)	0.0	(4)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	12/2029	4,257	4,220	0.6	4,257
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(5)	0.0	—
					23,140	20,733	2.1	16,444
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.48%	12/2027	7,191	7,114	1.0	7,189
Alcanza Clinical Research	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.48%	12/2027	125	124	0.0	125

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 PIK (75 Floor)	11.21%	12/2028	15,068	14,884	1.7	12,380
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 650 PIK (75 Floor)	11.21%	12/2028	783	774	0.1	643
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	12.47%	12/2029	14,700	14,449	1.9	14,186
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.96%	09/2026	2,174	2,152	0.3	2,163
Teal Acquisition Co., Inc	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.81%	09/2026	1,095	1,084	0.1	1,089
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.96%	09/2026	1,200	1,191	0.2	1,194
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.76%	09/2026	292	291	0.0	291
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	10.01%	12/2029	3,341	3,268	0.4	3,333
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(9)	0.0	(1)
					45,969	45,322	5.7	42,592
Retailing
MeriCal, LLC (9)	Unitranche First Lien Term Loan			11/2025	7,290	7,307	0.5	3,706
MeriCal, LLC (9)	Senior Secured First Lien Revolver			11/2025	630	630	0.0	82
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2025	—	(2)	0.0	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.94%	06/2025	13,874	13,842	1.9	13,874
					21,794	21,777	2.4	17,662
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,853	6,014	0.4	2,779
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	32,125	—	0.0	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	17,887	—	0.0	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	15,445	—	0.0	—
					74,310	6,014	0.4	2,779

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.28%	06/2028	2,780	2,761	0.4	2,779
ABACUS Holdings I LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.28%	06/2028	517	502	0.1	517
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.28%	06/2028	6,647	6,560	0.9	6,647
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	—	0.0	—
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver			06/2028	—	—	0.0	—
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(2)	0.0	(14)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor) (plus 200 PIK)	11.59%	07/2027	6,118	6,061	0.8	5,909
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	1,350	1,332	0.2	1,350
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(1)	0.0	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	967	953	0.1	967
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	3,361	3,315	0.4	3,361
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600	10.74%	11/2027	535	528	0.1	535
Apps Associates LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	07/2027	5,466	5,412	0.7	5,371
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.21%	07/2027	1,760	1,744	0.2	1,729
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(7)	0.0	(14)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2027	19,186	19,186	2.5	19,081
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(21)	0.0	(13)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.46%	06/2026	4,743	4,713	0.6	4,743
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(3)	0.0	—
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.71%	10/2025	1,356	1,353	0.2	1,333
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.92%	10/2025	288	287	0.0	283
Benesys Inc.	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.92%	10/2025	152	155	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.92%	10/2025	138	137	0.0	135

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.08%	08/2030	3,092	3,077	0.4	3,092
Blue Mantis	Senior Secured First Lien Revolver	S + 475 (75 Floor)	9.08%	08/2030	245	235	0.0	245
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.08%	08/2030	3,516	3,474	0.5	3,516
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(21)	0.0	—
C-4 Analytics	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.01%	05/2030	555	538	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.01%	05/2030	18,408	18,234	2.5	18,408
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.33%	03/2026	2,419	2,411	0.3	2,419
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(6)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	03/2026	10,309	10,254	1.4	10,309
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	9,379	9,296	1.2	9,206
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	275	271	0.0	265
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.82%	12/2028	550	540	0.1	540
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.08%	01/2029	7,079	7,017	0.9	7,079
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.11%	01/2029	173	154	0.0	173
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.35%	01/2029	567	563	0.1	567
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.35%	01/2029	108	106	0.0	108
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	13,365	13,064	1.8	13,341
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(30)	0.0	(3)
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(8)	0.0	(8)
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	12/2030	3,050	3,012	0.4	3,012
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	2,786	2,759	0.4	2,781

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2028	12,892	12,729	1.7	13,021
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(13)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2028	1,102	1,092	0.1	1,113
List Partners, Inc.	Senior Secured First Lien Revolver	S + 650 (100 Floor) (plus 50 PIK)	10.96%	06/2025	316	315	0.0	281
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (plus 50 PIK)	10.96%	06/2025	3,591	3,586	0.4	3,310
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2026	19,689	19,583	2.6	19,738
MRI Software LLC	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.08%	02/2026	86	78	0.0	39
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2026	1,283	1,276	0.2	1,286
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	—	0.0	—
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.08%	02/2027	100	95	0.0	95
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	—	(7)	0.0	(25)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2030	—	(10)	0.0	(10)
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	07/2030	6,085	6,026	0.8	6,030
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.09%	07/2031	273	257	0.0	273
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	07/2031	13,295	13,168	1.8	13,386
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.99%	10/2026	2,994	2,974	0.4	2,897
New Era Technology, Inc.	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.83%	10/2026	228	226	0.0	221
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	10/2026	1,924	1,908	0.2	1,861
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	10/2026	6,377	6,339	0.8	6,170
New Era Technology, Inc.	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.83%	10/2026	486	481	0.1	470
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(24)	0.0	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.96%	10/2027	9,378	9,279	1.3	9,378

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +650 (100 Floor) (plus 100 PIK)	11.00%	03/2027	1,083	1,082	0.1	1,069
Ontario Systems, LLC	Unitranche First Lien Revolver	S +650 (100 Floor) (plus 100 PIK)	11.98%	03/2027	500	499	0.1	494
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +650 (100 Floor) (plus 100 PIK)	11.25%	03/2027	3,133	3,125	0.4	3,094
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +650 (100 Floor) (plus 100 PIK)	11.00%	03/2027	545	538	0.1	538
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +650 (100 Floor) (plus 100 PIK)	11.00%	03/2027	444	440	0.1	439
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,132	1,132	0.1	1,088
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	12.46%	07/2027	5,000	5,000	0.7	5,000
Right Networks, LLC (5)	Unitranche First Lien Revolver			05/2026	—	—	0.0	—
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.96%	05/2026	9,255	9,218	1.2	9,255
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.96%	05/2026	8,057	7,999	1.1	8,057
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	05/2026	2,054	2,040	0.3	2,054
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor) (plus 425 PIK)	11.26%	12/2026	314	310	0.0	248
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor) (plus 425 PIK)	11.20%	12/2026	2,591	2,572	0.3	2,043
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.98%	09/2026	19,826	19,613	2.6	19,826
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.98%	09/2026	2,415	2,389	0.3	2,415
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.98%	09/2026	1,816	1,800	0.2	1,816
Smartronix, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.35%	11/2028	23,387	23,070	3.1	23,387
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(38)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	04/2028	2,364	2,350	0.3	2,364
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(12)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.08%	04/2028	8,726	8,616	1.2	8,726
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2030	—	(5)	0.0	(12)
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(3)	0.0	(4)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.80%	12/2030	1,200	1,188	0.2	1,188

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.23%	05/2028	792	788	0.1	792
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.23%	05/2028	5,168	5,100	0.7	5,168
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.49%	05/2028	2,370	2,370	0.3	2,370
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.00%	09/2027	3,042	2,962	0.4	2,997
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(9)	0.0	(6)
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.92%	09/2027	362	353	0.0	357
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 550 (plus 245 PIK)	8.93%	06/2027	4,949	4,940	0.5	3,978
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (plus 245 PIK)	8.93%	06/2027	1,230	1,228	0.1	989
Transportation Insight, LLC	Senior Secured First Lien Revolver	S + 550 (plus 245 PIK)	8.93%	06/2027	338	336	0.0	191
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	12/2025	616	614	0.1	616
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,009	1,004	0.1	1,009
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.46%	12/2025	407	404	0.1	407
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,872	1,867	0.2	1,872
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,493	1,486	0.2	1,493
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,114	1,104	0.1	1,114
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	195	194	0.0	195
					330,138	326,927	43.0	326,615
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.64%	12/2026	3,513	3,433	0.5	3,513
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (plus 200 PIK)	12.59%	08/2025	5,798	5,798	0.5	3,604
Gener8, LLC	Senior Secured First Lien Revolver	S + 800 (plus 200 PIK)	12.59%	08/2025	1,238	1,238	0.1	656
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (plus 200 PIK)	12.59%	08/2025	250	250	0.0	155
					10,799	10,719	1.1	7,928

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (plus 425 PIK)	11.49%	08/2026	2,327	2,326	0.3	2,280
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (plus 425 PIK)	11.49%	08/2026	440	440	0.1	431
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (plus 425 PIK)	11.49%	08/2026	42	42	0.0	42
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 675 (plus 425 PIK)	9.17%	01/2028	4,289	4,239	0.6	4,238
					7,098	7,047	1.0	6,991
Total Debt Investments United States					1,470,139	1,382,143	180.7%	1,353,227
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	828
Sun Acquirer Corp.	Common Stock				428	43	0.0	58
						658	0.1	886

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	0.0	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock Class A				2,805,726	1,011	0.5	3,490
Allied Universal Holdings, LLC	Common Stock Class A				684,903	685	0.1	852
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	216
ASP MCS Acquisition Corp. (6)	Common Stock				791	-	0.0	66
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	333	0.1	446
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.3	1,879
Iris Buyer, LLC	Common Stock				577	577	0.1	635
Iris Buyer, LLC	Common Stock				576,923	—	0.0	56
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	1,104
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	—
RN Enterprises, LLC	Common Stock				776	776	0.1	776
Receivable Solutions, Inc.	Preferred Stock Class A				137,000	137	0.0	328

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.5	3,820
Seko Global Logistics Network, LLC (11)	Common Stock				625	2,372	0.3	2,372
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						10,972	2.1	16,043
Consumer Services
Everlast Parent Inc.	Common Stock				948	949	0.1	699
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	682
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	24
HGH Purchaser, Inc.	Common Stock Class A				4,171	417	0.0	201
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,357
Legalshield	Common Stock				372	372	0.1	751
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	786
Mario Purchaser, LLC	Common Stock				118	118	0.0	91
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	342
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,370
Wrench Group LLC	Common Stock				2,337	235	0.1	597
Wrench Group LLC	Common Stock				655	66	0.0	167
						7,141	0.9	7,067
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					267	0.0	336
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	0.0	—
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.4	32,574
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,312	0.2	1,131
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	31
WhiteHawk III Onshore Fund L.P. (2)(6)(11)(13)(14)	Partnership Interest					4,957	0.7	5,354
						48,094	5.3	39,426
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	3,000	0.3	2,334
						3,000	0.3	2,334

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	910	0.1	456
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	5,030
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	40
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.0	74
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	2,545
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,567
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	84
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.3	2,487
Patriot Acquisition Topco S.A.R.L (11)	Common Stock Class A				1,192	1,192	0.2	1,416
Patriot Acquisition Topco S.A.R.L (11)	Common Stock Class B				16,416	46	0.0	—
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,273
Smile Doctors LLC	Common Stock				1,191	714	0.1	668
Vital Care Buyer, LLC	Common Stock				649	1	0.0	5
Vital Care Buyer, LLC	Common Stock				64	64	0.0	56
						11,898	2.2	16,701
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1	475
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,143
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,448
Integro Parent, Inc. (11)	Common Stock				4,468	454	0.0	—
						2,494	0.6	4,066
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
						—	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	952	0.2	1,140
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	554
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	214
WCT Group Holdings, LLC	Common Stock				118	1,177	0.2	1,675
						3,132	0.5	3,583
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0	—
MeriCal, LLC	Common Stock				5,334	—	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	569
Slickdeals Holdings, LLC (6)	Common Stock				89	891	0.1	892
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,108	608	0.1	910
						1,602	0.3	2,371
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	0.0	—
						—	0.0	—
Software & Services
Certify, Inc.	Common Stock				841	247	0.0	289
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	867
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	—
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	1,982
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,294
Park Place Technologies, LLC	Common Stock Class A2				479	479	0.0	—
Park Place Technologies, LLC	Common Stock Class B2				442,203	27	0.1	461
Park Place Technologies, LLC	Common Stock Class W				685,018	—	0.0	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	386
						4,012	0.8	5,285

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						93,003	13.3%	99,016
Total United States						$1,475,146	194.0%	$1,452,243
Canada
Equity Investments
Telecommunication Services
Sandvine Corporation	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0	—
Total Canada						$—	0.0%	$—
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	11.72%	12/2027	£7,681	$7,645	1.0%	$7,673
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	11.48%	12/2027	£1,038	1,006	0.1	1,037
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.57%	06/2028	£1,775	1,960	0.2	1,773
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.59%	06/2028	£491	524	0.1	490
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.22%	06/2028	£13,786	13,361	1.8	13,773
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.20%	06/2028	£2,675	2,641	0.4	2,673
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.20%	06/2028	£3,567	3,598	0.5	3,564
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.24%	06/2028	£6,243	6,079	0.8	6,236
					37,256	36,814	4.9	37,219

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.33%	03/2028	£4,352	$4,293	0.6	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	£9,939	9,805	1.3	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	£4,953	4,878	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£—	(52)	0.0	—
					19,244	18,924	2.6	19,244
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	11.32%	10/2030	£5,439	$5,210	0.7	$5,433
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	11.07%	10/2030	£1,559	1,495	0.2	1,558
					6,998	6,705	0.9	6,991
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 575	10.73%	08/2028	£510	$522	0.1	$510
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.73%	08/2028	£16,586	17,873	2.2	16,569
					17,096	18,395	2.3	17,079
Total Debt Investments United Kingdom					£80,594	$80,838	10.7%	$80,533
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Preferred Stock				£2,126,875	$968	0.3	$2,023
VetStrategy (11)	Common Stock				£37,612	30	—	—
					2,164,487	998	0.3	2,023
Total Equity Investments United Kingdom						998	0.3%	2,023
Total United Kingdom						$81,836	11.0%	$82,556

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	9.36%	10/2030	€2,985	$3,072	0.4%	$2,986
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.36%	10/2030	€1,029	1,046	0.1	1,029
					€4,014	4,118	0.5	4,015
Total Debt Investments France					4,014	4,118	0.5%	4,015
Total France						$4,118	0.5%	$4,015
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	10.20%	11/2031	£6,267	$6,130	0.8%	$6,088
					£6,267	6,130	0.8	6,088
Total Debt Investments Jersey					£6,267	6,130	0.8%	6,088
Total Jersey						$6,130	0.8%	$6,088
Netherlands
Debt Investments
Commercial & Professional Services
Pitch MidCo B.V. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€—	(19)	—	—
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	9.60%	04/2031	€2,967	2,986	0.4	2,967
					2,967	2,967	0.4	2,967

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600 (plus 187.5 PIK)	11.55%	07/2029	€2,305	$2,283	0.3	$2,305
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (plus 187.5 PIK)	9.68%	07/2029	€1,301	1,258	0.2	1,301
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	€—	—	0.0	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 600 (plus 218.75 PIK)	11.34%	07/2029	€3,449	3,381	0.5	3,449
					7,055	6,922	1.0	7,055
Total Debt Investments Netherlands					10,022	9,889	1.4%	10,022
Total Netherlands						$9,889	1.4%	$10,022
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				€1,025	$1	0.0	$—
Miraclon Corporation (11)	Preferred Stock				€90,601	73	0.0	122
						74	0.0	122
Total Equity Investments Belgium						$74	0.0%	$122
Total Belgium						$74	0.0%	$122
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(28)	0.0	$(27)
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	9.38%	11/2030	AUD 6,430	6,686	0.8	6,298
					AUD 6,430	6,658	0.8	6,271

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.23%	03/2028	AUD 18,070	$21,410	2.4	$18,061
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575 (75 Floor)	10.23%	03/2028	AUD 3,013	3,350	0.4	3,012
					AUD 21,083	24,760	2.8	21,073
Total Debt Investments Australia					AUD 27,513	31,418	3.6%	27,344
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock Class A				AUD 128,654,071	$1,286	0.2	$1,286
Ancora Bidco PTY LTD (11)	Common Stock Class B				AUD 6,771,267	68	0.0	68
						1,354	0.2	1,354
Total Equity Investments Australia						1,354	0.2%	1,354
Total Australia						$32,772	3.8%	$28,698
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 600 (plus 150 PIK)	9.39%	08/2029	€9,319	$8,883	1.3	$9,322
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	(7)	0.0	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 (plus 1339 PIK)	13.39%	08/2030	€2,448	2,381	0.3	2,448
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (plus 150 PIK)	10.18%	08/2029	€1,572	1,598	0.2	1,572
					13,339	12,855	1.8	13,342
Total Debt Investments Sweden					13,339	12,855	1.8%	13,342

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.2	1,771
						1,086	0.2	1,771
Total Equity Investments Sweden						1,086	0.2%	1,771
Total Sweden						$13,941	2.0%	$15,113
Total Investments						$1,623,906	213.5%	$1,598,857

Cash Equivalents
Goldman Sachs Financial Square Government Fund			4.41%			$2,110	0.3	$2,110
Cash Equivalents Total						$2,110	0.3%	$2,110
Investments and Cash Equivalents Total						$1,626,016	213.8%	$1,600,967

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

June 30, 2025 (Unaudited)

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents and restricted cash other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consists of deposits and cash collateral held at Wells Fargo Bank N.A. related to the Company’s credit facility. The Company holds cash and cash equivalents and restricted cash denominated in foreign currencies. The Company deposits its cash, cash equivalents and restricted cash with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, we had investments in ten portfolio companies on non-accrual status, which represented 3.9% and 2.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had investments in seven portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2025 and December 31, 2024.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2025 the Company is subject to potential examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three and six months ended June 30, 2025, the Company incurred administrative services expenses of $445 and $890, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred administrative services expenses of $340 and $683, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $568 and $555, respectively, was payable to the Administrator which is included in the accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three and six months ended June 30, 2025, the Company incurred management fees of $5,089 and $10,127, respectively, of which $13 and $33, respectively, were waived. For the three and six months ended June 30, 2024, the Company incurred management fees of $5,034 and $10,014, of which $33 and $71, respectively, were waived. As of June 30, 2025 and December 31, 2024, management fees of $5,075 and $5,066, respectively, were unpaid.

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

For the three and six months ended June 30, 2025, the Company incurred income incentive fees of $3,579 and $7,098, respectively, of which $23 and $55, respectively, were waived. For the three and six months ended June 30, 2024, the Company incurred income incentive fees of $4,603 and $9,541, of which $0 and $36, respectively, were waived. As of June 30, 2025 and December 31, 2024, income incentive fees of $3,557 and $4,305, respectively, were unpaid.

Capital Gains Based Fee on Cumulative Unrealized Capital Appreciation

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

For the three and six months ended June 30, 2025 and 2024, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of June 30, 2025 and December 31, 2024, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent Capital Group LP ("Crescent"), its employees and certain officers and directors of the Company. As of June 30, 2025 and December 31, 2024, Crescent, its employees and certain officers and directors of the Company owned 2.77% and 2.74%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

As of each of June 30, 2025 and December 31, 2024, Sun Life Financial Inc. ("Sun Life"), a majority owner of Crescent, owned 6.01%, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes, a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, a $2,000 participating lender the Company's Series 2024 Unsecured Notes - 2028, and a $10,000 participating lender the Company's Series 2024 Unsecured Notes - 2030, all described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$15,110	$289	$—	$—	$1,790	$17,189	$748
ASP MCS Acquisition	728	—	—	—	—	728	—
Bayside Opco, LLC	7,920	205	(27)	—	1,294	9,392	562
Isagenix International, LLC	2,005	164	—	—	(445)	1,724	212
Slickdeals Holdings, LLC	14,766	577	(38)	—	(2,332)	12,973	784
Vivid Seats Ltd.	910	—	—	—	(321)	589	—
WhiteHawk III Onshore Fund L.P.(3)	5,354	—	(4,957)	—	(397)	-	430
Total Non-Controlled Affiliates	$46,793	$1,235	$(5,022)	$—	$(411)	$42,595	$2,736

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$631	$—	$—	$648	$15,431	$767
ASP MCS Acquisition	799	347	(1)	—	108	1,253	19
Bayside Opco, LLC	6,704	189	(13)	—	695	7,575	386
GACP II, LP	3,927	—	(2,855)	—	(373)	699	—
Isagenix International, LLC	2,546	147	—	—	(36)	2,657	186
Slickdeals Holdings, LLC	15,192	55	(74)	—	(218)	14,955	888
smarTours, LLC	—	23	—	—	(23)	—	70
Vivid Seats Ltd.	1,021	—	—	—	40	1,061	—
WhiteHawk III Onshore Fund L.P.	8,278	—	(240)	—	354	8,392	287
Total Non-Controlled Affiliates	$52,619	$1,392	$(3,183)	$—	$1,195	$52,023	$2,603

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
(3)
WhiteHawk III Onshore Fund L.P. no longer meets the definition of a non-controlled affiliate.

The Company’s investments in controlled affiliates for the six months ended June 30, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$9,221	$1,397	$(1,285)	$—	$1,245	$10,578	$348
First Eagle Logan JV, LLC(1)	32,575	—	(80)	—	1,716	34,211	2,800
Loadmaster Derrick & Equipment, Inc.	3,476	—	(63)	—	928	4,341	75
OEM Group, LLC	2,779	—	(2,214)	(3,800)	3,235	—	—
Total Controlled Affiliates	$48,051	$1,397	$(3,642)	$(3,800)	$7,124	$49,130	$3,223

The Company’s investments in controlled affiliates for the six months ended June 30, 2024 were as follows (in thousands)

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$974	$(34)	$—	$(1,429)	$9,886	$297
First Eagle Logan JV, LLC(1)	39,004	—	(2,240)	—	(2,875)	33,889	5,280
Loadmaster Derrick & Equipment, Inc.	6,287	—	—	—	1,713	8,000	318
OEM Group, LLC	8,253	1	(1,437)	—	(1,260)	5,557	1
Total Controlled Affiliates	$63,919	$975	$(3,711)	$—	$(3,851)	$57,332	$5,896

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

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$391,853	$381,325	$(10,528)	$395,736	$379,627	$(16,109)
Unitranche First Lien	1,058,072	1,043,586	(14,486)	1,055,506	1,044,141	(11,365)
Unitranche First Lien - Last Out	25,036	26,151	1,115	14,888	14,741	(147)
Senior Secured Second Lien	27,301	23,502	(3,799)	44,571	38,537	(6,034)
Unsecured Debt	17,985	18,871	886	16,690	17,525	835
Equity & Other	50,255	68,957	18,702	48,421	64,860	16,439
LLC/LP Equity Interests	45,648	38,300	(7,348)	48,094	39,426	(8,668)
Total investments	$1,616,150	$1,600,692	$(15,458)	$1,623,906	$1,598,857	$(25,049)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Health Care Equipment & Services	$437,613	27.2%	$436,183	27.3%
Software & Services	325,982	20.4	348,979	21.8
Commercial & Professional Services	266,423	16.6	231,599	14.6
Consumer Services	146,231	9.1	144,671	9.0
Diversified Financials	81,193	5.1	95,988	6.0
Insurance	84,369	5.3	83,670	5.2
Pharmaceuticals, Biotechnology & Life Sciences	71,299	4.5	53,230	3.3
Retailing	57,308	3.6	56,219	3.5
Automobiles & Components	34,807	2.2	35,988	2.3
Capital Goods	29,651	1.9	30,005	1.9
Consumer Durables & Apparel	16,770	1.0	19,244	1.2
Materials	5,905	0.4	16,444	1.0
Food, Beverage & Tobacco	14,796	0.9	14,801	0.9
Technology, Hardware & Equipment	7,634	0.5	7,928	0.5
Household & Personal Products	7,667	0.5	7,403	0.5
Transportation	6,979	0.4	8,245	0.5
Energy	4,341	0.3	3,476	0.2
Food & Staples Retailing	1,724	0.1	2,005	0.1
Telecommunication Services	0	0.0	0	0.0
Semiconductor and Semiconductor Equipment	-	-	2,779	0.2
Total investments	$1,600,692	100.0%	$1,598,857	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$1,403,886	87.7%	$1,452,243	90.8%
United Kingdom	96,952	6.1	82,556	5.2
Australia	30,860	1.9	28,698	1.8
Switzerland	25,212	1.6	-	-
Sweden	17,188	1.1	15,113	0.9
Netherlands	11,629	0.7	10,022	0.6
Jersey	6,863	0.4	6,088	0.4
France	5,926	0.4	4,015	0.3
Finland	2,068	0.1	-	-
Belgium	108	0.0	122	0.0
Total investments	$1,600,692	100.0%	$1,598,857	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$381,325	$381,325
Unitranche First Lien	—	26,435	1,017,151	1,043,586
Unitranche First Lien – Last Out	—	—	26,151	26,151
Senior Secured Second Lien	—	—	23,502	23,502
Unsecured Debt	—	—	18,871	18,871
Equity & Other	—	784	68,173	68,957
Subtotal	$—	$27,219	$1,535,173	$1,562,392
Investments Measured at NAV (1)				38,300
Total Investments				$1,600,692

Foreign Currency Forward Contracts - Assets	—	1,444	—	1,444
Foreign Currency Forward Contracts - Liabilities	—	2,606	—	2,606

The following table presents fair value measurements of investments as of December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$379,628	$379,628
Unitranche First Lien	—	30,206	1,013,934	1,044,140
Unitranche First Lien – Last Out	—	—	14,741	14,741
Senior Secured Second Lien	—	14,186	24,351	38,537
Unsecured Debt	—	—	17,525	17,525
Equity & Other	—	1,125	63,735	64,860
Subtotal	$—	$45,517	$1,513,914	$1,559,431
Investments Measured at NAV (1)				39,426
Total Investments				$1,598,857

Foreign Currency Forward Contracts - Assets	—	4,815	—	4,815
Foreign Currency Forward Contracts - Liabilities	—	—	—	—

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2025, based off of the fair value hierarchy as of June 30, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2025	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Amortized discounts/premiums	755	2,971	34	21	82	—	3,863
Paid in-kind interest	1,187	2,401	443	167	1,214	—	5,412
Net realized gain (loss)	(7,671)	4	—	(693)	—	(454)	(8,814)
Net change in unrealized appreciation (depreciation)	5,590	(2,915)	1,263	1,971	50	2,604	8,563
Purchases	42,573	107,727	9,670	—	—	2,288	162,258
Sales/return of capital/principal repayments/paydowns	(40,737)	(110,478)	—	(2,315)	—	—	(153,530)
Transfers in	—	3,507	—	—	—	—	3,507
Transfers out	—	—	—	—	—	—	-
Balance as of June 30, 2025	$381,325	$1,017,151	$26,151	$23,502	$18,871	$68,173	$1,535,173
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(809)	$(1,741)	$1,263	$1,669	$51	$2,150	$2,583

During the six months ended June 30, 2025, the Company recorded no transfers from Level 3 to Level 2 and $3,507 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$318,124	Discounted Cash Flows	Discount Rate	7.0%		-	17.4%	(10.3%)
	32,871	Enterprise Value	Comparable EBITDA Multiple	5.7x		-	11.1x	(5.2x)
	4,351	Transaction Precedent	Transaction Price				N/A
	25,979	Broker Quoted	Broker Quote				N/A
	$381,325

Unitranche First Lien	$909,879	Discounted Cash Flows	Discount Rate	8.8%		-	18.9%	(10.6%)
	28,891	Enterprise Value	Comparable EBITDA Multiple	6.1	x	-	11.7x	(11.0x)
	29,367	Transactions Precedent	Transaction Price				N/A
	49,014	Broker Quoted	Broker Quote				N/A
	$1,017,151

Unitranche First Lien - Last Out	$26,151	Discounted Cash Flows	Discount Rate	8.4%		-	16.0%	(12.6%)
	$26,151

Senior Secured Second Lien	$19,548	Discounted Cash Flows	Discount Rate	11.5%		-	13.4%	(12.6%)
	3,954	Enterprise Value	Comparable EBITDA Multiple	3.4x		-	6.2x	(5.4x)
	$23,502

Unsecured Debt	$16,917	Discounted Cash Flows	Discount Rate	13.3%		-	15.3%	(13.9%)
	1,954	Enterprise Value	Comparable EBITDA Multiple				11.1x
	$18,871

Equity & Other	$67,572	Enterprise Value	Comparable EBITDA Multiple	2.5x		-	29.3x	(14.8x)
	541	Transaction Precedent	Transaction Price				N/A
	60	Broker Quoted	Broker Quote				N/A
	$68,173

Total	$1,535,173

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$324,549	Discounted Cash Flows	Discount Rate	8.0%		-	18.3%		(10.8%)
	27,840	Enterprise Value	Comparable EBITDA Multiple	3.1	x	-	10.6	x	(8.1x)
	2,779	Discounted Cash Flows	Royalty Payment Discount Rate				22.4%
	24,460	Broker Quoted	Broker Quote				N/A
	$379,628

Unitranche First Lien	$988,714	Discounted Cash Flows	Discount Rate	8.9%		-	18.3%		(10.7%)
	12,556	Enterprise Value	Comparable EBITDA Multiple				10.9	x
	12,664	Broker Quoted	Broker Quote				N/A
	$1,013,934

Unitranche First Lien - Last Out	$14,741	Discounted Cash Flows	Discount Rate	11.2%		-	16.0%		(12.8%)
	$14,741

Senior Secured Second Lien	$15,802	Discounted Cash Flows	Discount Rate	12.4%		-	14.1%		(12.9%)
	3,549	Enterprise Value	Comparable EBITDA Multiple	1.4x		-	10.1	x	(5.1x)
	5,000	Broker Quoted	Broker Quote				N/A
	$24,351

Unsecured Debt	$15,706	Discounted Cash Flows	Discount Rate	13.3%		-	17.2%		(14.2%)
	1,819	Enterprise Value	Comparable EBITDA Multiple				10.6	x
	$17,525

Equity & Other	$63,735	Enterprise Value	Comparable EBITDA Multiple	3.1x		-	27.4x		(15.3x)
	$63,735

Total	$1,513,914

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

Note 6. Debt

Debt consisted of the following (in thousands):

	June 30, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$400,000	321,050	$78,950	$321,050	$500,000	$344,850	$155,150	$344,850
SMBC Corporate Revolving Facility	310,000	161,723	148,277	161,723	310,000	242,601	67,399	242,601
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Series 2024A Unsecured Notes - 2028(7)	35,000	35,000	—	35,000	35,000	—	35,000	—
Series 2024A Unsecured Notes - 2030(8)	80,000	80,000	—	80,000	80,000	—	80,000	—
Total Debt	$1,121,600	$894,373	$227,227	$894,373	$1,221,600	$884,051	$337,549	$884,051

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of June 30, 2025 and December 31, 2024, the fair value of the Series 2021A Unsecured Notes was approximately $132,369 and $133,280, respectively.
(5)
As of June 30, 2025 and December 31, 2024, the fair value of the FCRX Unsecured Notes was approximately $109,635 and $109,680.
(6)
As of June 30, 2025 and December 31, 2024, the fair value of the Series 2023A Unsecured Notes was approximately $50,249 and $52,027.
(7)
As of June 30, 2025, the fair value of the Series 2024A Unsecured Notes -2028 was approximately $34,919.
(8)
As of June 30, 2025, the fair value of the Series 2024A Unsecured Notes -2030 was approximately $80,098.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2025 and 2024 was 6.63% and 7.26% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 and 2024 was $900,619 and $869,295 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2025 and December 31, 2024, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes would be deemed to be Level 2 of the fair value hierarchy.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended from time to time (the “SPV Asset Facility”), with the Company as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. CCAP SPV is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from CCAP SPV.

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

The maximum commitment amount under the SPV Asset Facility is $400,000 and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) May 31, 2029 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 1.95% margin with no floor. The Company pays unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the SPV Asset Facility were $3,690 and $5,262, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an a straight line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the SMBC Corporate Revolving Facility were $2,131 and $2,511, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on a straight line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2021A Unsecured Notes were $181 and $323, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on a straight line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2023A Unsecured Notes of $81 and $118 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2028 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2028 on a straight line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $285 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2030 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2030 on a straight line basis. As of June 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $687 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company's credit facilities and unsecured debt were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$13,298	$14,912	$27,024	$29,573
Unused facility fees	250	396	539	823
Amortization of financing costs	1,603	622	2,224	1,139
Total interest and credit facility expenses	$15,151	$15,930	$29,787	$31,535
Weighted average outstanding balance	$898,893	$879,399	$900,619	$869,295

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

During the six months ended June 30, 2025 and 2024 the Company’s average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $71,809 and $54,998, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2025	Wells Fargo Bank, N.A.	$1,444	$(2,606)	$(1,162)	$570	$(592)
December 31, 2024	Wells Fargo Bank, N.A.	$4,815	$—	$4,815	$—	$4,815

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Net realized gain (loss) on foreign currency forward contracts	$-	$1,776	$-	$3,223
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(5,120)	(1,964)	(5,977)	(2,320)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(5,120)	$(188)	$(5,977)	$903

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, the Company had aggregated unfunded commitments totaling $213,419 and $212,459, respectively, including foreign denominated commitments converted to USD at the balance sheet date, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
3SI Security Systems	Term Loan	12/16/2026	$—	12/16/2026	$—
ABACUS Holdings I LLC (7)	Revolver	—	—	6/22/2028	550
ABACUS Holdings I LLC (7)	Revolver	—	—	6/24/2028	689
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	—	—	6/22/2028	4,000
ACI Group Holdings, Inc. (6)	Revolver	8/2/2027	575	8/2/2027	664
Action Signature Acquisition, Inc. (5)	Revolver	12/17/2027	420	6/17/2026	212
Acu-Serve, LLC (7)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC (7)	Delayed Draw Term Loan	10/18/2025	1,646	10/18/2029	1,780
Advanced Diabetes Supply (7)	Revolver	—	—	12/30/2027	350
Affinitiv, Inc. (7)	Revolver	7/26/2027	425	7/26/2027	425
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	12/15/2027	—
Alera Group Inc.	Delayed Draw Term Loan	—	—	9/30/2028	167
Alpine SG, LLC (5)	Revolver	11/5/2027	105	11/5/2027	105
Ancora Bidco PTY LTD (5)	Delayed Draw Term Loan	11/6/2030	1,426	11/6/2030	1,342
Annuity Health (7)	Revolver	2/8/2029	800	2/8/2029	800
APC Bidco Limited	Delayed Draw Term Loan	11/10/2027	1,238	10/11/2030	2,067
Apps Associates LLC (7)	Revolver	7/2/2027	680	7/2/2027	800
Arrow Management Acquisition, LLC (7)	Revolver	10/14/2027	1,200	10/14/2027	1,200
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	11/28/2025	1,708	10/14/2027	1,809
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	833
Auveco Holdings (7)	Revolver	5/5/2028	465	5/5/2028	465
Avalign Technologies, Inc. (6)	Revolver	12/20/2028	1,169	12/20/2028	1,169
Avidity Acquisition B.V. (7)	Delayed Draw Term Loan	3/4/2029	626	n/a	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	437	8/31/2029	385
Balance Partners (7)	Revolver	4/3/2030	550	4/3/2030	550
Balance Partners (7)	Delayed Draw Term Loan	4/3/2030	1,506	4/3/2030	3,250
Bandon Fitness (Texas) Inc.	Revolver	7/27/2028	—	7/27/2028	401
Banker's Toolbox, Inc. (6)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Bayside Opco, LLC (7)	Revolver	5/31/2026	634	5/31/2026	634
Belay Inc. (7)	Revolver	11/15/2025	650	6/25/2026	650
Benesys Inc.	Revolver	10/3/2025	—	10/3/2025	(2)
Benesys Inc.	Revolver	10/3/2025	—	10/3/2025	24
Blue Mantis (6)	Revolver	8/5/2030	263	8/19/2030	630
BVI Medical Inc. (6)	Delayed Draw Term Loan	9/7/2027	442	n/a	—
BVI Medical Inc. (6)	Revolver	3/7/2032	821	n/a	—
C-4 Analytics (7)	Revolver	5/14/2030	1,295	5/14/2030	1,295
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2026	4,650	5/14/2030	4,650
Career Certified, LLC (7)	Delayed Draw Term Loan	2/19/2031	450	n/a	—
Career Certified, LLC (7)	Revolver	2/19/2031	350	n/a	—
CC Amulet Management, LLC (7)	Revolver	8/31/2027	97	8/31/2027	97
Centria Subsidiary Holdings, LLC (7)	Revolver	12/9/2025	1,974	6/9/2027	1,974
Claritas, LLC (7)	Revolver	3/31/2026	1,950	3/31/2026	1,950
Concord III, LLC (7)	Term Loan	12/20/2028	138	12/20/2028	275
ConvenientMD (5)	Revolver	6/15/2027	688	6/15/2029	688
DataVail	Revolver	1/4/2029	—	1/4/2029	(4)
DataVail	Revolver	1/4/2029	—	1/4/2029	192
DataVail (7)	Delayed Draw Term Loan	1/4/2029	1,898	1/4/2029	2,128
Duraserv LLC	Delayed Draw Term Loan	6/10/2026	—	6/10/2031	899
Duraserv LLC (6)	Delayed Draw Term Loan	3/3/2027	1,715	n/a	—
Duraserv LLC (6)	Revolver	6/10/2030	893	6/10/2030	893
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,902	7/5/2029	2,552
Effective School Solutions LLC (7)	Revolver	11/30/2027	290	n/a	—
Effective School Solutions LLC (7)	Revolver	11/30/2027	493	11/30/2027	348
Efor Holding	Delayed Draw Term Loan	10/4/2026	—	10/4/2030	120
EMS Buyer, Inc. (7)	Revolver	11/23/2027	147	11/23/2027	147
Envocore Holding, LLC (5)	Revolver	12/31/2025	1,667	12/31/2025	1,806
Eshipping (7)	Revolver	11/5/2027	1,150	11/5/2027	1,150
Essential Services Holding Corporation (6)	Revolver	6/17/2031	818	6/17/2031	929
Essential Services Holding Corporation (6)	Delayed Draw Term Loan	6/17/2030	1,487	6/17/2030	1,487
Evergreen IX Borrower 2023, LLC (6)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (7)	Revolver	10/30/2026	645	10/30/2028	783
Evolution BuyerCo, Inc. (7)	Revolver	4/30/2030	729	4/30/2027	729
Flow Service Partners Intermediate Holdco LLC (7)	Revolver	11/19/2030	443	11/19/2030	800
Flow Service Partners Intermediate Holdco LLC (7)	Delayed Draw Term Loan	11/19/2030	1,350	11/19/2030	1,350
Formulations Parent Corporation (6)	Revolver	—	—	11/15/2029	1,651
FS Whitewater Borrower, LLC (3)	Delayed Draw Term Loan	3/31/2027	1,744	n/a	—
FS Whitewater Borrower, LLC (6)	Revolver	12/21/2027	690	12/21/2027	690
Galway Borrower, LLC (6)	Revolver	9/30/2027	293	9/30/2028	417
Galway Borrower, LLC (6)	Revolver	9/30/2028	508	9/30/2028	565
Galway Borrower, LLC (6)	Delayed Draw Term Loan	2/7/2026	491	9/30/2028	599
GB Eagle Buyer, Inc. (7)	Revolver	11/29/2030	321	11/29/2030	513
GB Eagle Buyer, Inc. (7)	Delayed Draw Term Loan	11/29/2030	1,282	11/29/2030	1,282
Gener8, LLC (5)	Revolver	8/14/2025	299	8/14/2025	299
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2029	—	5/4/2027	1,172
GH Parent Holdings Inc. (7)	Revolver	5/4/2029	1,819	5/4/2027	1,819

GrapeTree Medical Staffing, LLC (7)	Revolver	4/30/2026	600	4/30/2026	600
Great Lakes Dental Partners, LLC (7)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (7)	Revolver	8/1/2029	300	8/24/2029	413
Guardian Access Solutions (7)	Delayed Draw Term Loan	8/1/2029	974	8/24/2029	974
Halo Buyer, Inc. (7)	Revolver	8/7/2029	426	n/a	—
Hamsard 3778 Limited	Delayed Draw Term Loan	10/28/2031	1,506	10/28/2031	1,375
Hercules Borrower LLC (7)	Revolver	12/15/2026	2,222	12/15/2026	2,222
HGH Purchaser, Inc. (6)	Revolver	11/3/2025	1,006	11/1/2026	1,547
Homecare Partners Management, LLC (7)	Revolver	5/25/2027	425	5/25/2027	249
Homecare Partners Management, LLC	Delayed Draw Term Loan	6/18/2030	—	6/18/2030	1,836
Hospice Care Buyer, Inc. (7)	Revolver	12/9/2026	683	12/9/2026	660
HS Spa Holdings Inc. (Hand & Stone)	Delayed Draw Term Loan	6/2/2029	—	6/2/2029	501
HS Spa Holdings Inc. (Hand & Stone) (6)	Revolver	6/2/2028	1,196	6/2/2028	1,209
Hsid Acquisition, LLC (7)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	—	—	6/21/2026	718
Imagenet, LLC (7)	Revolver	12/31/2030	650	12/31/2030	650
Infobase (7)	Revolver	6/14/2028	77	6/14/2028	643
Integrity Marketing Acquisition, LLC (6)	Revolver	8/28/2028	1,409	8/28/2028	1,409
Iris Buyer, LLC (7)	Delayed Draw Term Loan	8/4/2026	1,884	n/a	—
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2029	—	10/2/2030	515
Iris Buyer, LLC (7)	Revolver	10/2/2029	1,059	10/2/2029	1,514
IVX Health Merger Sub, Inc. (7)	Revolver	6/7/2030	3,519	6/7/2030	3,519
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	2/28/2027	3,633	8/31/2028	3,317
JTM Foods LLC (7)	Revolver	5/14/2027	200	5/14/2027	53
King Mid LLC	Delayed Draw Term Loan	—	—	12/15/2027	1,592
King Mid LLC (7)	Delayed Draw Term Loan	4/23/2031	—	n/a	—
King Mid LLC (7)	Revolver	—	—	12/15/2027	300
Lash Opco LLC (7)	Revolver	9/18/2027	4	9/18/2025	4
Learn-It Systems, LLC (7)	Revolver	9/18/2026	900	9/18/2026	900
Lexipol (Ranger Buyer, Inc.) (6)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (7)	Revolver	10/25/2027	153	10/25/2027	153
Lightspeed Buyer, Inc. (7)	Revolver	2/3/2027	1,100	2/3/2027	1,100
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	2/3/2027	—	2/3/2027	1,250
Lion Cashmere Bidco Limited (5)	Delayed Draw Term Loan	3/23/2028	3,247	3/23/2028	2,856
List Partners, Inc. (7)	Revolver	6/30/2025	135	6/30/2025	135
Mann Lake Ltd.	Revolver	—	—	1/31/2025	56
Mario Purchaser, LLC (6)	Revolver	4/26/2028	870	4/26/2028	731
Mario Purchaser, LLC	Delayed Draw Term Loan	4/26/2029	—	4/26/2029	4,305
Marlin DTC-LS Midco 2, LLC (7)	Revolver	7/15/2025	143	7/1/2025	143
MB2 Dental (6)	Delayed Draw Term Loan	2/13/2027	397	2/13/2031	397
MB2 Dental (6)	Revolver	2/13/2031	427	2/13/2031	427
MB2 Dental (6)	Delayed Draw Term Loan	2/13/2026	1,374	2/13/2031	1,698
Medical Review Institute of America (7)	Revolver	7/1/2030	672	7/1/2030	800
Medicus IT (6)	Revolver	7/9/2030	1,100	7/9/2030	1,100
Medicus IT (6)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2030	2,800
MeriCal, LLC (5)	Revolver	11/16/2025	204	11/16/2025	485
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	7/21/2027	1	7/21/2027	1
MHS Acquisition Holdings, LLC (7)	Revolver	7/21/2027	90	7/21/2027	120
Minuteman Security Technologies, Inc.	Delayed Draw Term Loan	2/2/2029	—	2/2/2029	928
Minuteman Security Technologies, Inc. (7)	Revolver	2/1/2029	1,000	2/2/2029	1,000
Miracle Mile Holdings, LLC (7)	Delayed Draw Term Loan	2/28/2027	5,200	n/a	—
Miracle Mile Holdings, LLC (7)	Revolver	11/1/2028	28	n/a	—
MRI Software LLC (6)	Delayed Draw Term Loan	2/10/2027	198	2/10/2027	949
MRI Software LLC (7)	Revolver	2/10/2026	1,460	2/10/2026	1,460
MWD Management LLC (United Derm) (7)	Revolver	6/15/2027	720	6/15/2027	720
Net Health Acquisition Corp.	Revolver	7/5/2031	—	7/5/2031	1,432
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
NRG Controls (7)	Revolver	10/28/2030	450	10/28/2030	450
NRG Controls (7)	Delayed Draw Term Loan	10/28/2030	800	10/28/2030	800
Nurture Landscapes	Delayed Draw Term Loan	6/3/2028	—	6/3/2028	6,243
Odessa Technologies, Inc. (6)	Revolver	10/19/2027	2,286	10/19/2027	2,500
Oliver Packaging LLC (7)	Revolver	7/6/2028	351	7/6/2028	351
Omega Systems Intermediate Holdings, Inc. (6)	Delayed Draw Term Loan	1/15/2027	1,200	n/a	—
Omega Systems Intermediate Holdings, Inc. (6)	Revolver	1/15/2031	400	n/a	—
Omni Ophthalmic Management Consultants, LLC (7)	Revolver	9/30/2025	323	n/a	—
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	262	12/19/2029	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2029	525
Online Labels Group, LLC (7)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (7)	Revolver	8/10/2027	500	8/10/2027	183
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	4/29/2030	578	4/29/2030	578
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	10/13/2025	24	1/29/2028	890
Patriot Acquisition Topco S.A.R.L (7)	Revolver	1/29/2026	1,643	1/29/2026	1,770
Patriot Growth Insurance Services, LLC (6)	Delayed Draw Term Loan	11/16/2025	156	10/14/2028	295
Patriot Growth Insurance Services, LLC (6)	Revolver	10/14/2028	660	10/14/2028	330
PCS Retirement (7)	Revolver	3/1/2030	648	3/1/2030	578
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	860	3/1/2030	860
Pitch MidCo B.V.	Delayed Draw Term Loan	4/26/2028	1,417	4/26/2031	1,484
Plasma Buyer LLC (PathGroup)	Delayed Draw Term Loan	5/12/2029	—	5/12/2029	54

Plasma Buyer LLC (PathGroup) (6)	Revolver	5/12/2029	4	5/12/2029		357
PPV Intermediate Holdings LLC (Vetcor) (6)	Revolver	8/31/2029	228	8/31/2029		228
Premier Dental Care Management, LLC (6)	Revolver	8/5/2027	2,220	8/5/2027		2,125
Premier Dental Care Management, LLC (6)	Delayed Draw Term Loan	8/5/2028	989	8/5/2028		2,562
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	10/20/2025	2,111	4/19/2030		2,111
Pye-Barker Fire & Safety, LLC (6)	Revolver	5/24/2030	2,289	5/24/2030		2,289
Quorum Health Resources (5)	Revolver	5/26/2027	404	5/26/2027		674
Receivable Solutions, Inc. (7)	Revolver	10/1/2025	120	10/1/2025		180
REP Behavioral Health, LLC (7)	Revolver	12/31/2030	1,353	12/31/2030		1,329
REP Behavioral Health, LLC (7)	Delayed Draw Term Loan	12/31/2030	2,500	12/31/2030		2,500
Right Networks, LLC	Revolver	—	—	5/21/2026		233
Right Networks, LLC (7)	Revolver	5/29/2029	570	n/a		—
RN Enterprises, LLC (6)	Revolver	10/17/2031	1,033	10/17/2031		1,106
RN Enterprises, LLC (6)	Delayed Draw Term Loan	10/17/2031	2,183	10/17/2031		2,183
RWA Wealth Partners, LLC. (6)	Revolver	11/15/2030	1,180	11/15/2030		1,400
RWA Wealth Partners, LLC. (6)	Delayed Draw Term Loan	11/15/2030	4,641	11/15/2030		4,641
Safco Dental Supply, LLC (7)	Revolver	6/14/2025	258	6/14/2025		258
Saturn Borrower Inc (7)	Revolver	9/30/2026	1,622	9/30/2026		—
SC MidCo Oy (7)	Delayed Draw Term Loan	3/19/2032	176	n/a		—
Seniorlink Incorporated (7)	Revolver	12/31/2027	458	12/31/2027		458
Seniorlink Incorporated (7)	Revolver	12/31/2027	1,038	12/31/2027		1,038
Slickdeals Holdings, LLC (7)	Revolver	6/30/2025	436	6/30/2025		727
Smartronix, LLC	Revolver	—	—	11/23/2028		3,290
Smile Doctors LLC (6)	Revolver	12/23/2027	1,262	12/23/2027		1,262
Soltis (7)	Revolver	8/5/2030	500	8/5/2030		500
Soltis (7)	Delayed Draw Term Loan	8/5/2026	2,600	8/5/2030		2,600
Solvias AG (6)	Revolver	2/27/2032	3,296	n/a		—
SQAD Holdco, Inc. (7)	Revolver	4/25/2028	1,050	4/25/2028		1,050
Stepping Stones Healthcare Services, LLC (6)	Revolver	12/30/2026	1,887	12/30/2026		1,887
Stepping Stones Healthcare Services, LLC (6)	Delayed Draw Term Loan	4/25/2026	2,735	12/30/2028		3,396
Strata Information Group, Inc. (6)	Revolver	12/31/2030	700	12/31/2030		350
Strata Information Group, Inc. (6)	Delayed Draw Term Loan	12/31/2030	882	12/31/2030		1,200
Summit 7 Systems, LLC (7)	Revolver	5/23/2028	528	5/23/2028		264
Sun Acquirer Corp. (6)	Revolver	9/8/2027	1,812	9/5/2027		1,812
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	12/14/2026	3,690	7/8/2029		3,960
Sydney US Buyer Corp. (3B Scientific)	Delayed Draw Term Loan	7/8/2029	—	7/8/2029		25
Teal Acquisition Co., Inc	Revolver	9/22/2026	—	9/22/2026		182
Team Select (CSC TS Merger SUB, LLC) (7)	Revolver	5/4/2029	650	5/4/2029		650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	6/17/2030	800	6/17/2030		800
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	5/4/2029	600	5/4/2029		840
The Hilb Group, LLC (6)	Revolver	12/2/2025	1,547	10/31/2031		1,547
The Hilb Group, LLC (6)	Delayed Draw Term Loan	10/31/2026	3,233	10/31/2031		3,341
TMA Buyer, LLC (5)	Revolver	—	—	9/30/2027		385
Transportation Insight, LLC (5)	Revolver	6/18/2027	54	6/18/2027		412
TriStrux, LLC (7)	Revolver	12/15/2026	97	12/15/2026		97
UHY Advisors , Inc. (6)	Revolver	11/21/2031	1,200	11/21/2031		1,200
UHY Advisors , Inc. (6)	Delayed Draw Term Loan	11/21/2031	4,575	11/21/2031		4,575
Unifeye Vision Partners (7)	Revolver	9/13/2027	1,700	9/15/2025		453
USA Hometown Experts, Inc. (7)	Revolver	11/8/2029	720	11/8/2029		720
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	11/18/2025	809	11/8/2029		2,450
Vantage Insurance Partners, Inc. (7)	Revolver	12/22/2028	698	12/22/2028		698
Vantage Insurance Partners, Inc. (7)	Delayed Draw Term Loan	—	—	12/22/2028		4,600
Vital Care Buyer, LLC (6)	Revolver	7/30/2031	283	7/30/2031		283
WCT Group Holdings, LLC (6)	Revolver	12/12/2029	457	12/12/2029		457
Winxnet Holdings LLC (7)	Revolver	6/30/2026	568	12/29/2025		244
A&A Global Imports, LLC (7)	Revolver	6/1/2026	6	6/1/2026		0
Annuity Health (7)	Term Loan	2/8/2029	11	2/8/2029		0
Blue Mantis (6)	Delayed Draw Term Loan	4/24/2027	4,061	—	—	—
Cary Street Partners Financial LLC (7)	Delayed Draw Term Loan	5/30/2027	2,850	—	—	—
Cary Street Partners Financial LLC (7)	Revolver	5/30/2031	350	—	—	—
GH Parent Holdings Inc. (7)	Delayed Draw Term Loan	5/4/2029	4,752	—	—	—
iLending LLC (7)	Revolver	12/21/2028	359	—	—	—
King Mid LLC (7)	Delayed Draw Term Loan	4/23/2031	5,757	—	—	—
King Mid LLC (7)	Revolver	4/23/2027	1,400	—	—	—
Landscape Workshop, LLC (6)	Delayed Draw Term Loan	5/16/2027	4,216	—	—	—
Landscape Workshop, LLC (6)	Revolver	5/16/2031	2,270	—	—	—
Medicus IT (6)	Delayed Draw Term Loan	6/30/2027	157	—	—	—
Medicus IT (6)	Revolver	11/18/2025	530	—	—	—
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	1/2/2026	864	—	—	—
Ruffalo Noel Levitz, LLC (7)	Revolver	12/31/2026	51	—	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	9/4/2026	1,000	—	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Revolver	5/4/2029	400	—	—	—
Total			$213,419			$212,459

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2025 and December 31, 2024.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
May 8, 2025	June 30, 2025	July 15, 2025	Regular	$0.42
February 12, 2025	August 29, 2025	September 15, 2025	Special	$0.05
February 12, 2025	May 30, 2025	June 14, 2025	Special	$0.05
February 12, 2025	March 31, 2025	April 15, 2025	Regular	$0.42
February 12, 2025	February 28, 2025	March 14, 2025	Special	$0.05
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09

At June 30, 2025 and December 31, 2024, Crescent, Sun Life and other related parties owned 8.78% and 8.75%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2025 and December 31, 2024, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Net increase (decrease) in net assets resulting from operations	$15,013	$20,385	$18,917	$48,390
Weighted average common shares outstanding	37,061,547	37,061,547	37,061,547	37,061,547
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.41	$0.55	$0.51	$1.31

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of June 30, 2025	As of December 31, 2024
Tax Cost		$1,661,324	$1,663,941
Gross Unrealized Appreciation		$77,801	$40,639
Gross Unrealized Depreciation		(137,301)	(100,760)
	Net Unrealized Investment Appreciation (Depreciation)	$(59,500)	$(60,121)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Income tax (benefit) provision	$-	$-	$6	$-
Excise tax (benefit) provision	400	433	895	800
Provision (benefit) for income and excise taxes	$400	$433	$901	$800

As of June 30, 2025 and December 31, 2024, $899 and $1,408, respectively, of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	181	-	520
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$-	$181	$-	$520

As of June 30, 2025 and December 31, 2024, $223 and $746, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of June 30, 2025 and December 31, 2024, $223 and $746, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the six months ended June 30,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$19.98	$20.04
Net investment income after tax	0.90	1.21
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(0.39)	0.10
Net increase (decrease) in net assets resulting from operations	0.51	1.31
Distributions declared from net investment income(2)	(0.94)	(1.04)
Effects of rounding	—	(0.01)
Total increase (decrease) in net assets	(0.43)	0.26
Net asset value, end of period	$19.55	$20.30
Shares outstanding, end of period	37,061,547	37,061,547
Market value, end of period	$14.10	$18.78
Weighted average shares outstanding	37,061,547	37,061,547
Total return based on market value (3)	(22.14%)	14.46%
Total return based on net asset value (4)	2.55%	6.49%
Ratio/Supplemental Data:
Net assets, end of period	$724,716	$752,440
Ratio of total net expenses to average net assets(5)(6)	14.24%	14.58%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	4.08%	3.56%
Ratio of net investment income before taxes to average net assets (6)	9.49%	12.30%
Ratio of interest and credit facility expenses to average net assets (6)	8.22%	8.47%
Ratio of net incentive fees to average net assets (6)	1.94%	2.55%
Portfolio turnover (7)	10.07%	10.81%
Asset coverage ratio	180%	184%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.29% and 14.60% for the six months ended June 30, 2025 and 2024, respectively, on an annualized basis.

(6) Annualized.

(7) Not annualized.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2025 and for the three months and six months ended June 30, 2025.

On August 7, 2025, the Company's Board of Directors declared a regular third quarter cash dividend of $0.42 per share, which will be paid on October 15, 2025 to stockholders of record as of September 30, 2025.

The Company’s Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $20,000 of its common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Repurchase Program"). The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The current expiration date of the Repurchase Program is September 30, 2026. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$381.3	23.8%	$379.7	23.7%
Unitranche First Lien	1,043.6	65.2	1,044.1	65.3
Unitranche First Lien - Last Out	26.2	1.6	14.8	0.9
Senior Secured Second Lien	23.4	1.5	38.5	2.4
Unsecured Debt	18.9	1.2	17.5	1.1
Equity & Other	69.0	4.3	64.9	4.1
LLC/LP Equity Interests	38.3	2.4	39.4	2.5
Total investments	$1,600.7	100.0%	$1,598.9	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
New investments at cost:
Senior Secured First Lien	$9.9	$38.0	$42.5	$64.1
Unitranche First Lien	47.0	72.2	107.7	116.2
Unitranche First Lien - Last Out	—	—	9.7	—
Senior Secured Second Lien	—	—	—	—
Unsecured Debt	—	6.9	—	10.3
Equity & Other	0.6	2.2	2.3	2.6
LLC/LP Equity Interests	—	—	—	—
Total	$57.5	$119.3	$162.2	$193.2
Proceeds from investments sold or repaid:
Senior Secured First Lien	$31.4	$11.2	$40.6	$56.8
Unitranche First Lien	59.8	51.6	110.6	94.1
Unitranche First Lien - Last Out	—	7.5	—	8.4
Senior Secured Second Lien	0.7	3.0	17.0	5.4
Unsecured Debt	—	—	—	—
Equity & Other	—	—	—	1.0
LLC/LP Equity Interests	0.8	0.1	2.5	5.3
Total	$92.7	$73.4	$170.7	$171.0
Net increase (decrease) in portfolio	$(35.2)	$45.9	$(8.5)	$22.2

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	10.4%	10.9%
Percentage of debt bearing a floating rate (at fair value)	97.2%	97.3%
Percentage of debt bearing a fixed rate (at fair value)	2.8%	2.7%
Number of portfolio companies	187	185
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of June 30, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,460.6	96.1%	$1,458.2	97.6%	$1,492.7	97.8%	$1,480.7	99.1%
Non-Accrual	59.6	3.9%	35.2	2.4%	34.3	2.2%	13.5	0.9%
Total	$1,520.2	100.0%	$1,493.4	100.0%	$1,527.0	100.0%	$1,494.2	100.0%

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

As of June 30, 2025, we had investments in ten portfolio companies on non-accrual status, which represented 3.9% and 2.4% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had investments in nine portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2025 and December 31, 2024.

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

($ in millions)	As of June 30, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	30.3	1.9%	29.9	1.9%
2	1,348.5	84.2	1,360.9	85.0
3	181.0	11.3	194.6	12.2
4	28.6	1.8	12.0	0.8
5	12.3	0.8	1.5	0.1
Total	1,600.7	100.0%	1,598.9	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total investment income	$43.0	$48.9	$85.1	$99.3
Total net expenses, including taxes	26.1	27.2	51.6	54.3
Net investment income	$16.9	$21.7	$33.5	$45.0
Net realized gain (loss) on investments and forward contracts	(2.9)	(4.1)	(9.4)	(4.2)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	1.0	2.6	(5.2)	7.1
Net realized and unrealized gains (losses)	$(1.9)	$(1.5)	$(14.6)	$2.9
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	-	0.2	-	0.5
Net increase (decrease) in net assets resulting from operations	$15.0	$20.4	$18.9	$48.4

Investment Income

(in $ millions)	For the three months ended June 30,			For the six months ended June 30,
	2025	2024		2025	2024
Interest from investments	$40.2	$45.5		$80.1	$91.6
Dividend income	1.8	2.6		3.2	6.0
Other income	1.0	0.8	-	1.9	1.7
Total investment income	$43.0	$48.9		$85.2	$99.3

Interest income, which includes amortization of upfront fees, decreased from $45.5 million for the three months ended June 30, 2024, to $40.2 million for the six months ended June 30, 2025, primarily due to a decline in benchmark rates. Included in interest from investments for the three months ended June 30, 2025 and 2024 are $0.8 million and $0.9 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $2.6 million for the three months ended June 30, 2024 to $1.8 million for the three months ended June 30, 2025 due to lower dividend income from our investment in First Eagle Logan JV, LLC. For the three months ended June 30, 2025 and 2024, we recorded $1.0 million and $0.8 million of other income related to one-time arranger fees, respectively.

Interest income, which includes amortization of upfront fees, decreased from $91.6 million for the six months ended June 30, 2024, to $80.1 million for the six months ended June 30, 2025, primarily due to a decline in benchmark rates. Included in interest from investments for the six months ended June 30, 2025 and 2024 are $1.6 million and $1.8 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $6.0 million for the six months ended June 30, 2024 to $3.2 million for the six months ended June 30, 2025 due to lower dividend income from our investment in First Eagle Logan JV, LLC. For the six months ended June 30, 2025 and 2024, we recorded $1.9 million and $1.7 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Interest and other debt financing costs	$15.1	$15.9	$29.8	$31.5
Management fees, net of waiver	5.0	5.0	10.1	10.0
Income based incentive fees, net of waiver	3.6	4.6	7.0	9.5
Professional fees	0.9	0.5	1.6	0.9
Directors’ fees	0.2	0.2	0.3	0.3
Other general and administrative expenses	0.9	0.6	1.9	1.3
Total net expenses	$25.7	$26.8	$50.7	$53.5
Provision for income and excise taxes	0.4	0.4	0.9	0.8
Total net expenses, including taxes	$26.1	$27.2	$51.6	$54.3

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended June 30, 2025 and 2024 interest and other debt financing costs were $15.1 million and $15.9 million, respectively. For the six months ended June 30, 2025 and 2024 interest and other debt financing costs were $29.8 million and $31.5 million, respectively. The decrease in interest and other debt financing costs was due to lower weighted average cost of debt related to a decline in benchmark rates offset by higher weighted average outstanding balance. This decrease was partially offset by higher weighted average outstanding balances and the accelerated amortization of deferred financing costs that related to amendments to our credit facilities.

Base Management Fees

For the three months ended June 30, 2025 and 2024, we incurred management fees, net of waivers, of $5.0 million and $5.0 million, respectively. For the six months ended June 30, 2025 and 2024 we incurred management fees of $10.1 and $10.0 million, respectively.

Incentive Fees

For the three months ended June 30, 2025 and 2024, we incurred income based incentive fees, net of waivers, of $3.6 million and $4.6 million, respectively. For the six months ended June 30, 2025 and 2024, we incurred income based incentive fees of $7.0 million and $9.5 million, respectively. The decrease in net incentive fees was driven by lower pre-incentive fee net investment income.

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

For the three months ended June 30, 2025 and 2024, professional fees were $0.9 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, professional fees were $1.6 million and $0.9 million, respectively. The increase is primarily related to higher costs related to regulatory compliance.

For the three months ended June 30, 2025 and 2024, other general and administrative expenses were $0.9 million and $0.6 million, respectively. For the six months ended June 30, 2025 and 2024, other general and administrative expenses were $1.9 million and $1.3 million, respectively. The increase is related to higher costs primarily related to certain administrative fees.

Income and Excise Taxes

For the three months ended June 30, 2025 and 2024, we expensed income and excise taxes of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2025 and 2024, we expensed income and excise taxes of $0.9 million and $0.8 million, respectively.

Net Investment Income

For the three months ended June 30, 2025 and 2024, net investment income was $33.5 million or $0.46 per share and $21.7 million or $0.59 per share, respectively. For the six months ended June 30, 2025 and 2024, net investment income was $33.5 million or $0.90 per share and $45.0 million or $1.21 per share, respectively. The decrease in the per share net investment income was due to lower investment income earned year to date.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Realized losses on non-controlled and non-affiliated investments	$(2.5)	$(7.0)	$(5.5)	$(10.4)
Realized gains on non-controlled and non-affiliated investments	—	1.6	—	3.5
Realized losses on non-controlled and affiliated investments	—	—	—	—
Realized gains on non-controlled and affiliated investments	—	—	—	—
Realized losses on controlled investments	—	—	(3.8)	—
Realized gains on controlled investments	—	—	—	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	—	1.8	—	3.2
Realized losses on foreign currency transactions	(0.1)	(0.5)	(0.1)	(0.5)
Realized gains on foreign currency transactions	(0.4)	—	—	—
Net realized gains (losses) on investments	$(3.0)	$(4.1)	$(9.4)	$(4.2)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(17.6)	$(9.3)	$(36.4)	$(14.6)
Change in unrealized appreciation on non-controlled and non-affiliated investments	18.7	16.4	30.5	25.8
Change in unrealized depreciation on foreign currency translation	3.1	—	—	—
Change in unrealized appreciation on foreign currency translation	—	0.1	—	0.9
Change in unrealized depreciation on non-controlled and affiliated investments	(2.1)	(0.7)	(3.6)	(0.8)
Change in unrealized appreciation on non-controlled and affiliated investments	1.4	1.7	3.2	2.0
Change in unrealized depreciation on controlled and affiliated investments	0.4	(4.0)	—	(5.6)
Change in unrealized appreciation on controlled and affiliated investments	2.3	0.4	7.1	1.7
Change in unrealized depreciation on foreign currency forwards	(5.1)	—	(6.0)	—
Change in unrealized appreciation on foreign currency forwards	—	(2.0)	—	(2.3)
Net unrealized appreciation (depreciation) on investments	$1.1	$2.6	$(5.2)	$7.1
Net realized and unrealized gains (losses) on investments	$(1.9)	$(1.5)	$(14.6)	$2.9

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

During the six months ended June 30, 2025 and 2024, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $71.8 million and $55.0 million, respectively.

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

As of June 30, 2025, we had $26.1 million in cash and cash equivalents and restricted cash and cash equivalents and $227.2 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of June 30, 2025, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of June 30, 2025, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	June 30, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$400.0	$321.1	$78.9	$321.1	$500.0	$344.9	$155.1	$344.9
SMBC Corporate Revolving Facility	310.0	161.7	148.3	161.7	310.0	242.6	67.4	242.6
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	35.0	—	35.0	35.0	—	35.0	—
Series 2024A Unsecured Notes - 2030	80.0	80.0	—	80.0	80.0	—	80.0	—
Total Debt	$1,121.6	$894.4	$227.2	$894.4	$1,221.6	$884.1	$337.5	$884.1

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2025 and 2024 was 6.63% and 7.26%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 and 2024 was $900.6 million and $869.3 million, respectively. As of June 30, 2025 and December 31, 2024, the weighted average cost of debt was 6.09% and 6.38%, respectively.

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

The maximum commitment amount under the SPV Asset Facility is $400.0 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) May 31, 2029 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 1.95% margin with no floor. We pay unused facility fees of 0.50% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

The summary of costs incurred in connection with our credit facilities and unsecured debt is presented below:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$13.3	$14.9	$27.0	$29.6
Unused facility fees	0.2	0.4	0.6	0.8
Amortization of financing costs	1.6	0.6	2.2	1.1
Total interest and credit facility expenses	$15.1	$15.9	$29.8	$31.5
Weighted average outstanding balance	$898.9	$879.4	$900.6	$869.3

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

As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 180% and 183%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

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

These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, we had aggregate unfunded commitments totaling $213.4 million and $212.5 million, respectively.

RECENT DEVELOPMENTS

On August 7, 2025, our Board of Directors declared a regular third quarter cash dividend of $0.42 per share, which will be paid on October 15, 2025 to stockholders of record as of September 30, 2025.

Our Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $20.0 million of our common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Repurchase Program"). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The current expiration date of the Repurchase Program is September 30, 2026. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

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

As of June 30, 2025, 97.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.3	4.8	9.5
Up 75 basis points	10.8	3.6	7.2
Up 50 basis points	7.2	2.4	4.8
Up 25 basis points	3.6	1.2	2.4
Down 25 basis points	(3.6)	(1.2)	(2.4)
Down 50 basis points	(7.2)	(2.4)	(4.8)
Down 75 basis points	(10.8)	(3.6)	(7.2)
Down 100 basis points	(14.3)	(4.8)	(9.5)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2025, we had £16.9 million, CHF 18.7 million, AUD $44.8, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £18.9 million, CHF 21.9 million, AUD $46.5, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1

Eighth Amendment to Loan and Security Agreement, dated April 10, 2025, by and among CCAP, as the collateral manager, seller and equity holder, CCAP SPV, as the borrower, and Wells Fargo Bank, National Association, as administrative agent, collateral agent, and lender.

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

Crescent Capital BDC, Inc.

Date: August 13, 2025	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 13, 2025	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer