Form 10-Q
period 2025-09-30
Crescent Capital BDC, Inc.
filed 2025-11-12
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 12, 2025 was 36,992,523

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,501,749 and $1,511,386, respectively)	$1,487,246	$1,504,013
Non-controlled affiliated investments (cost of $27,556 and $46,104, respectively)	30,476	46,793
Controlled investments (cost of $73,794 and $66,416, respectively)	62,956	48,051
Cash and cash equivalents	5,786	10,130
Restricted cash and cash equivalents	22,017	29,292
Interest and dividend receivable	9,932	11,008
Receivable from unsettled transactions	5,285	1,163
Unrealized appreciation on foreign currency forward contracts	2,082	4,815
Deferred tax assets	181	746
Other assets	1,667	263

Total assets	$1,627,628	$1,656,274

Liabilities
Debt (net of deferred financing costs of $6,448 and $8,214, respectively)	$875,315	$875,837
Distributions payable	15,557	15,566
Interest and other debt financing costs payable	7,943	10,408
Management fees payable	5,119	5,066
Incentive fees payable	3,574	4,305
Deferred tax liabilities	181	746
Unrealized depreciation on foreign currency forward contracts	2,271	-
Accrued expenses and other liabilities	3,593	3,709
Total liabilities	913,553	915,637

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	—	—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,039,657 and 37,061,547 shares issued and outstanding, respectively)	37	37
Paid-in capital in excess of par value	958,765	959,098
Accumulated earnings (loss)	(244,727)	(218,498)
Total net assets	714,075	740,637
Total liabilities and net assets	$1,627,628	$1,656,274
Net asset value per share	$19.28	$19.98

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$35,351	$42,662	$108,507	$128,201
Paid-in-kind interest	2,143	3,527	6,231	6,742
Dividend income	286	102	458	496
Other income	407	780	2,325	2,447
From non-controlled affiliated investments:
Interest income	525	713	2,025	2,505
Paid-in-kind interest	294	708	1,100	1,217
Dividend income	-	520	258	808
Other income	-	-	-	16
From controlled investments:
Interest income	379	273	794	881
Dividend income	1,960	2,344	4,760	7,624
Other income	7	3	15	8
Total investment income	41,352	51,632	126,473	150,945

Expenses:
Interest and other debt financing costs	13,876	16,104	43,663	47,638
Management fees	5,130	5,119	15,257	15,133
Income based incentive fees	3,586	4,976	10,684	14,518
Professional fees	544	585	2,177	1,483
Directors’ fees	159	151	486	459
Other general and administrative expenses	870	609	2,698	1,914
Total expenses	24,165	27,544	74,965	81,145
Management fees waiver	(11)	(30)	(44)	(101)
Income based incentive fees waiver	(12)	(77)	(67)	(114)
Net expenses	24,142	27,437	74,854	80,930
Net investment income before taxes	17,210	24,195	51,619	70,015
Provision for income and excise taxes	281	655	1,182	1,455
Net investment income	16,929	23,540	50,437	68,560
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(2,908)	2,095	(8,413)	(4,841)
Non-controlled affiliated investments	(1,996)	(4,828)	(1,996)	(4,828)
Controlled investments	-	6,443	(3,800)	6,443
Foreign currency transactions	(105)	59	(204)	(460)
Foreign currency forward contracts	-	-	-	3,223
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(8,835)	(3,773)	(14,758)	8,288
Non-controlled affiliated investments	2,642	4,571	2,231	5,765
Controlled investments	403	(11,378)	7,527	(15,231)
Foreign currency forward contracts	972	(1,405)	(5,005)	(3,725)
Net realized and unrealized gains (losses) on investments	(9,827)	(8,216)	(24,418)	(5,366)
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	(56)	-	464
Net increase (decrease) in net assets resulting from operations	$7,102	$15,268	$26,019	$63,658

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.19	$0.41	$0.70	$1.72
Net investment income per share (basic and diluted):	$0.46	$0.64	$1.36	$1.85
Weighted average shares outstanding (basic and diluted):	37,060,595	37,061,547	37,061,226	37,061,547

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	37,061,547	$37	$959,098	$(234,419)	$724,716
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,929	16,929
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(5,009)	(5,009)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(4,818)	(4,818)
Repurchases of common stock	(21,890)	—	(333)	—	(333)
Distributions from distributable earnings	—	—	—	(17,410)	(17,410)
Total increase (decrease) for the three months ended September 30, 2025	(21,890)	$—	$(333)	$(10,308)	$(10,641)
Balance at September 30, 2025	37,039,657	$37	$958,765	$(244,727)	$714,075

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	50,437	50,437
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(14,413)	(14,413)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(10,005)	(10,005)
Repurchases of common stock	(21,890)	-	(333)	—	(333)
Distributions from distributable earnings	-	-	-	(52,248)	(52,248)
Total increase (decrease) for the nine months ended September 30, 2025	(21,890)	$-	$(333)	$(26,229)	$(26,562)
Balance at September 30, 2025	37,039,657	$37	$958,765	$(244,727)	$714,075

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2024	37,061,547	$37	$965,895	$(213,492)	$752,440
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,540	23,540
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	3,769	3,769
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(11,985)	(11,985)
Benefit (provision) for taxes on realized gain on investments	—	—	—	(56)	(56)
Distributions from distributable earnings	—	—	—	(18,901)	(18,901)
Total increase (decrease) for the three months ended September 30, 2024	—	—	—	$(3,633)	$(3,633)
Balance at September 30, 2024	37,061,547	$37	$965,895	$(217,125)	$748,807

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	68,560	68,560
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(463)	(463)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(4,903)	(4,903)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	464	464
Distributions from distributable earnings	—	—	—	(57,445)	(57,445)
Total increase (decrease) for the nine months ended September 30, 2024	—	—	—	6,213	6,213
Balance at September 30, 2024	37,061,547	$37	$965,895	$(217,125)	$748,807

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$26,019	$63,658

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(236,087)	(265,819)
Paid-in-kind interest income	(8,197)	(8,030)
Proceeds from sales of investments and principal repayments	256,683	263,211
Net realized (gain) loss on investments and foreign currency transactions	14,042	9,067
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	5,000	1,178
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	5,005	3,725
Amortization of premium and accretion of discount, net	(5,511)	(6,841)
Amortization of deferred financing costs	2,831	1,684
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(4,122)	120
(Increase) decrease in interest and dividend receivable	1,076	3,360
(Increase) decrease in deferred tax asset	565	(389)
(Increase) decrease in other assets	(1,404)	(1,768)
Increase (decrease) in management fees payable	53	63
Increase (decrease) in incentive fees payable	(731)	129
Increase (decrease) in interest and other debt financing costs payable	(2,465)	(1,784)
Increase (decrease) in deferred tax liability	(565)	(75)
Increase (decrease) in accrued expenses and other liabilities	(116)	307
Net cash provided by (used for) operating activities	$52,076	$61,796

Cash flows from financing activities:
Issuance of unsecured debt	115,000	—
Repurchases of common stock	(333)	—
Deferred financing and debt issuance costs paid	(1,065)	(1,904)
Distributions paid	(52,248)	(57,075)
Borrowings on credit facilities	293,009	239,968
Repayments on credit facilities	(417,991)	(229,427)
Net cash provided by (used for) financing activities	(63,628)	(48,438)
Effect of exchange rate changes on cash denominated in foreign currency	(67)	9
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(11,619)	13,367
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	39,422	24,470
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$27,803	$37,837

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$43,290	$47,714
Cash paid during the period for taxes	$1,592	$1,262
Accrued but unpaid distributions	$15,557	$15,566

(1)
As of September 30, 2025, the balance included cash and cash equivalents of $5,786 (including cash denominated in foreign currency of $3,035) and restricted cash and cash equivalents of $22,017 (including cash denominated in foreign currency of $520). As of December 31, 2024, the balance included cash and cash equivalents of $10,130 (including cash denominated in foreign currency of $692) and restricted cash and cash equivalents of $29,292 (including cash denominated in foreign currency of $13,514).

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings	Unitranche First Lien Revolver	S + 525, 100 Floor	9.60%	05/2028	75	$73	0.0%	75
Auveco Holdings	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.60%	05/2028	3,918	3,878	0.5	3,918
Continental Battery Company (9)	Unitranche First Lien Term Loan			07/2028	8,195	7,469	0.5	3,337
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			07/2028	3,023	2,765	0.2	1,231
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.82%	09/2028	12,554	12,432	1.8	12,554
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.82%	09/2028	8,876	8,807	1.2	8,876
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(15)	0.0	-
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.66%	09/2028	2,406	2,380	0.3	2,407
					39,047	$37,789	4.5%	32,398
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2027	6,684	$6,677	0.9%	6,684
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2028	10,110	7,053	0.4	2,512
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2027	1,111	1,111	0.2	1,111
Eshipping	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.16%	11/2027	4,818	4,781	0.7	4,818
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.16%	11/2027	741	739	0.1	741
Eshipping	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.36%	11/2027	77	68	0.0	77
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	—	(5)	0.0	(14)
GB Eagle Buyer, Inc.	Unitranche First Lien Revolver	S + 450, 100 Floor	8.80%	11/2030	192	188	0.0	187
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.80%	11/2030	3,173	3,144	0.4	3,139

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (100 PIK), 100 Floor	10.15%	07/2028	3,326	$3,294	0.4%	3,018
Oliver Packaging LLC	Senior Secured First Lien Revolver	S + 600 (100 PIK), 100 Floor	10.15%	07/2028	150	145	0.0	104
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (100 PIK), 100 Floor	10.15%	07/2028	202	199	0.0	183
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.92%	08/2027	1,968	1,954	0.3	1,924
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.50%	08/2027	880	876	0.1	860
Painters Supply & Equipment Company	Unitranche First Lien Revolver	S + 550, 100 Floor	9.83%	08/2027	21	18	0.0	10
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.56%	04/2030	170	170	0.0	154
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.70%	04/2030	839	839	0.1	821
TriStrux, LLC (9)	Senior Secured First Lien Term Loan			12/2027	2,700	2,674	0.2	1,514
TriStrux, LLC (9)	Senior Secured First Lien Revolver			12/2027	969	958	0.1	500
TriStrux, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			12/2027	948	938	0.1	531
					39,079	$35,821	4.0%	28,874
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.69%	02/2029	3,448	$3,433	0.5%	3,421
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625, 100 Floor	10.69%	04/2029	125	125	0.0	124
American Refrigeration	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.69%	04/2029	198	198	0.0	196
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.50%	10/2026	2,976	2,937	0.4	2,946
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(10)	0.0	(8)
Career Certified, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2031	—	(1)	0.0	—
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(2)	0.0	—
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.00%	02/2031	2,195	2,179	0.3	2,195
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.88%	06/2031	1,770	1,764	0.2	1,754
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(7)	0.0	(8)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.88%	06/2031	4,773	4,734	0.7	4,732
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.88%	06/2031	181	181	0.0	165

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.30%	11/2030	450	$444	0.1%	442
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.94%	11/2030	240	231	0.0	235
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.00%	11/2030	2,531	2,503	0.4	2,516
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.41%	05/2029	12,647	12,562	1.8	12,648
GH Parent Holdings Inc.	Unitranche First Lien Revolver	S + 525, 100 Floor	9.41%	05/2029	264	255	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.41%	05/2029	7,260	7,260	1.0	7,260
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.41%	05/2029	645	620	0.1	645
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	10.00%	08/2029	1,060	1,051	0.1	1,060
Guardian Access Solutions	Senior Secured First Lien Revolver	S + 600, 100 Floor	10.00%	08/2029	525	512	0.1	525
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600, 100 Floor	10.20%	08/2029	2,842	2,792	0.4	2,842
Halo Buyer, Inc.	Unitranche First Lien Revolver	S + 600, 100 Floor	10.32%	02/2029	100	91	0.0	107
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.32%	02/2029	3,461	3,400	0.5	3,507
Hamsard 3778 Limited (4)(5)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	(16)	0.0	—
Hamsard 3778 Limited (11)	Unitranche First Lien - Last Out Term Loan	S + 550	9.47%	10/2031	9,591	9,043	1.3	9,591
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(12)	0.0	(22)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	9.07%	12/2028	15,991	15,865	2.2	15,832
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.95%	01/2028	3,660	3,637	0.5	3,660
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.95%	01/2028	2,755	2,737	0.4	2,755
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2028	-	(1)	0.0	-
Infobase	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.65%	06/2028	10,933	10,816	1.5	10,776
Infobase	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.65%	06/2028	735	721	0.1	714

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.56%	10/2030	10,409	$10,177	1.4%	10,306
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 800 (600 PIK), 100 Floor	12.15%	10/2030	981	961	0.1	972
Iris Buyer, LLC	Unitranche First Lien Revolver	S + 525, 100 Floor	9.55%	10/2030	303	275	0.0	288
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.55%	10/2030	385	375	0.1	362
Landscape Workshop, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.30%	05/2032	1,397	1,377	0.2	1,412
Landscape Workshop, LLC	Unitranche First Lien Revolver	S + 500, 75 Floor	9.30%	05/2031	259	238	0.0	259
Landscape Workshop, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.30%	05/2032	12,973	12,847	1.8	13,020
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	368	367	0.1	368
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	1,104	1,103	0.2	1,104
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600, 100 Floor	10.46%	07/2027	608	603	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	10.46%	07/2027	217	215	0.0	217
MHS Acquisition Holdings, LLC	Senior Secured First Lien Revolver	S + 600, 100 Floor	10.46%	07/2027	60	59	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.71%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650, 100 Floor	10.96%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.35%	02/2029	4,263	4,196	0.6	4,263
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.35%	02/2029	1,918	1,903	0.3	1,918
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(15)	0.0	-
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.35%	02/2029	2,632	2,632	0.4	2,632
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.35%	02/2029	2,518	2,518	0.4	2,518
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	-	(5)	0.0	-
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	-
NRG Controls	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.91%	10/2030	3,069	3,036	0.4	3,069
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.50%	05/2031	1,141	1,141	0.2	1,121
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Revolver	S + 450, 75 Floor	8.50%	05/2030	327	327	0.0	281
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.50%	05/2031	26,428	26,428	3.6	25,964

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc.	Senior Secured First Lien Revolver	P + 450, 100 Floor	12.00%	04/2026	180	$180	0.0%	180
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.41%	04/2026	2,053	2,053	0.4	2,053
RN Enterprises, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.97%	10/2031	218	206	0.0	225
RN Enterprises, LLC	Unitranche First Lien Revolver	S + 500, 75 Floor	8.77%	10/2031	218	204	0.0	218
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.77%	10/2031	6,806	6,730	1.1	6,829
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.77%	10/2031	869	861	0.1	872
Seko Global Logistics Network, LLC (9)(11)	Senior Secured First Lien Term Loan			05/2030	1,364	1,327	0.2	1,314
Seko Global Logistics Network, LLC (9)(11)	Senior Secured First Lien Revolver			05/2030	501	484	0.1	501
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	4,475	4,408	0.6	4,517
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,358	2,318	0.3	2,381
UHY Advisors , Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	9.26%	11/2031	288	277	0.0	288
UHY Advisors , Inc.	Unitranche First Lien Revolver	S + 475, 75 Floor	9.06%	11/2031	93	85	0.0	93
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.95%	11/2031	4,552	4,523	0.6	4,552
					186,769	$184,529	25.9%	185,717
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.46%	07/2028	4,690	$4,647	0.6%	4,491
Bandon Fitness (Texas) Inc.	Unitranche First Lien Revolver	S + 600, 100 Floor	10.46%	07/2028	401	397	0.1	384
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	10.35%	07/2028	2,081	2,067	0.3	1,993
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.96%	11/2027	7,479	7,434	1.0	7,432
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.78%	11/2027	1,415	1,404	0.2	1,406
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.93%	11/2027	180	180	0.0	178
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.66%	10/2028	13,362	13,288	1.8	13,204
Everlast Parent Inc.	Unitranche First Lien Revolver	S + 650, 100 Floor	10.66%	10/2028	1,105	1,097	0.2	1,086
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.91%	10/2028	3,284	3,235	0.4	3,182

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.15%	12/2029	4,175	$4,138	0.6%	4,205
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.15%	12/2029	1,401	1,396	0.2	1,412
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.15%	12/2029	1,393	1,381	0.2	1,403
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(5)	0.0	-
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.15%	12/2029	1,520	1,514	0.2	1,531
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.15%	12/2029	579	571	0.1	583
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	(16)	0.0	13
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (250 PIK), 75 Floor	11.33%	11/2026	3,370	3,366	0.4	3,141
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (250 PIK), 75 Floor	11.33%	11/2026	3,338	3,337	0.4	3,112
HGH Purchaser, Inc.	Unitranche First Lien Revolver	S + 650, 75 Floor	10.78%	11/2026	1,160	1,163	0.1	1,056
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (250 PIK), 75 Floor	11.33%	11/2026	7,940	7,888	1.0	7,402
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Revolver	S + 525, 75 Floor	9.41%	06/2028	316	302	0.0	316
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.45%	06/2029	10,082	9,988	1.4	10,083
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1238 PIK	12.38%	06/2030	1,896	1,871	0.3	1,840
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.45%	06/2029	874	863	0.1	874
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.45%	06/2029	978	975	0.1	978
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	12.15%	08/2027	5,100	5,084	0.7	4,795
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	12.15%	08/2027	2,259	2,247	0.3	2,124
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575, 75 Floor	10.01%	04/2029	5,107	5,081	0.7	4,907
Mario Purchaser, LLC	Unitranche First Lien - Last Out Term Loan	1501 PIK	15.01%	04/2032	4,774	4,703	0.6	4,562
Mario Purchaser, LLC	Unitranche First Lien Revolver	S + 575, 75 Floor	10.01%	04/2028	383	372	0.0	342
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575, 75 Floor	10.01%	04/2029	9,590	9,478	1.3	9,215

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	10.01%	04/2029	471	$464	0.1%	453
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2026	—	—	0.0	(4)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.76%	07/2026	2,884	2,882	0.5	2,806
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	0.0	(6)
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575, 75 Floor	10.06%	08/2029	3,478	3,461	0.6	3,478
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,356	1,337	0.2	1,317
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 PIK	14.75%	08/2030	336	325	0.0	324
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	12/2028	12,745	12,594	1.9	12,865
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.00%	12/2028	2,861	2,846	0.5	2,887
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(18)	0.0	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.00%	12/2028	1,030	1,008	0.1	1,063
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.66%	11/2029	1,474	1,464	0.2	1,448
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.66%	11/2029	1,629	1,618	0.2	1,601
USA Hometown Experts, Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.66%	11/2029	180	174	0.0	164
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.66%	11/2029	2,446	2,446	0.3	2,403
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.91%	11/2029	1,546	1,519	0.2	1,518
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	(18)	0.0	(43)
					132,668	$131,545	18.1%	129,524

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2031	—	$(14)	0.0%	(33)
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Revolver			05/2031	—	(4)	0.0	(4)
Cary Street Partners Financial LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.75%	05/2031	1,796	1,773	0.2	1,775
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(6)	0.0	(10)
Essential Services Holding Corporation	Unitranche First Lien Revolver	S + 500, 75 Floor	9.19%	06/2031	186	179	0.0	179
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.32%	06/2031	7,584	7,517	1.1	7,530
iLending LLC (4)(5)	Unitranche First Lien Revolver			12/2028	—	—	0.0	(10)
iLending LLC	Unitranche First Lien Term Loan	S + 600 (500 PIK), 100 Floor	10.26%	12/2028	2,419	2,419	0.3	2,354
iLending LLC (8)(9)	Unitranche First Lien - Last Out Term Loan			12/2028	2,368	—	0.0	—
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.82%	04/2031	1,270	1,255	0.2	1,270
King Mid LLC (4)(5)	Unitranche First Lien Revolver			04/2031	—	(10)	0.0	—
King Mid LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.82%	04/2031	6,783	6,735	0.9	6,783
Miracle Mile Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.46%	11/2028	173	157	0.0	173
Miracle Mile Holdings, LLC	Unitranche First Lien Revolver	S + 500, 100 Floor	9.46%	11/2028	62	61	0.0	62
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.46%	11/2028	2,134	2,115	0.3	2,134
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.75%	03/2030	892	886	0.1	890
PCS Retirement (4)(5)	Unitranche First Lien Revolver			03/2030	—	(5)	0.0	(1)

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.75%	03/2030	5,024	$4,989	0.8%	5,016
Pi Buyer, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2032	—	(4)	0.0	(11)
Pi Buyer, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	—	(4)	0.0	(4)
Pi Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.32%	08/2032	3,049	3,027	0.4	3,027
RWA Wealth Partners, LLC.	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.88%	11/2030	592	581	0.1	592
RWA Wealth Partners, LLC.	Unitranche First Lien Revolver	S + 475, 75 Floor	8.94%	11/2030	60	51	0.0	60
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.94%	11/2030	6,119	6,078	0.9	6,119
Soltis	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.36%	08/2030	963	957	0.1	963
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(7)	0.0	—
Soltis	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.36%	08/2030	1,881	1,852	0.3	1,881
Staff Boom, LLC (4)(5)	Senior Secured First Lien Revolver			09/2031	—	(3)	0.0	(3)
Staff Boom, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.30%	09/2031	4,549	4,517	0.6	4,516
					47,904	$45,092	6.3%	45,248
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	1,125	$1,125	0.2%	1,125
					1,125	$1,125	0.2%	1,125
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 750 (500 PIK), 100 Floor	11.81%	04/2028	3,383	$3,218	0.2%	1,539
					3,383	$3,218	0.2%	1,539
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.60%	05/2029	4,835	$4,808	0.7%	4,835
JTM Foods LLC	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.60%	05/2029	700	696	0.1	700
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.40%	05/2029	658	655	0.1	658
					6,193	$6,159	0.9%	6,193
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 600 (325 PIK), 75 Floor	10.26%	08/2028	7,040	$6,958	0.9%	6,582
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (325 PIK), 75 Floor	10.26%	08/2028	1,248	1,243	0.2	1,167
ACI Group Holdings, Inc.	Unitranche First Lien Revolver	S + 550, 75 Floor	9.76%	08/2027	384	379	0.0	336
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (325 PIK), 75 Floor	10.26%	08/2028	1,351	1,338	0.2	1,263

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.75%	10/2029	3,930	$3,901	0.5%	3,930
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.75%	10/2029	1,996	1,989	0.3	1,996
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(5)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(5)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.56%	02/2029	4,021	3,996	0.6	4,021
Arrow Management Acquisition, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2032	—	—	0.0	(46)
Arrow Management Acquisition, LLC (4)(5)	Unitranche First Lien Revolver			07/2032	—	(15)	0.0	(15)
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	07/2032	12,826	12,698	1.8	12,698
Avalign Technologies, Inc.	Unitranche First Lien Revolver	S + 650, 75 Floor	10.66%	12/2028	501	478	0.1	359
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 725 (362.5 PIK), 75 Floor	11.45%	12/2028	13,301	13,127	1.7	12,171
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.40%	05/2026	4,422	4,422	0.6	4,422
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.40%	05/2026	1,564	1,564	0.2	1,564
Bayside Opco, LLC (5)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC	Unsecured Debt	1415 PIK	14.15%	05/2026	2,026	1,706	0.3	2,026
BVI Medical Inc. (4)(5)(6)	Unitranche First Lien Delayed Draw Term Loan			03/2032	—	(3)	0.0	—
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	—	(11)	0.0	(7)
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	10.58%	03/2032	10,395	10,252	1.5	10,395
CC Amulet Management, LLC (8)	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.83%	08/2027	4,936	4,902	0.7	4,936
CC Amulet Management, LLC (6)	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.69%	08/2027	763	756	0.1	763
CC Amulet Management, LLC (6)	Senior Secured First Lien Delayed Draw Term Loan	S + 500	9.55%	08/2027	902	890	0.1	902
Centria Subsidiary Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2027	—	(2)	0.0	—
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.05%	06/2027	11,191	11,183	1.6	11,192
ConvenientMD	Senior Secured First Lien Term Loan	S + 525	9.45%	06/2029	5,594	5,556	0.8	5,438
ConvenientMD	Senior Secured First Lien Revolver	S + 525	9.73%	06/2029	275	269	0.0	256

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	10.01%	11/2027	11,360	$11,276	1.6%	11,360
EMS Buyer, Inc.	Unitranche First Lien Revolver	S + 575, 100 Floor	10.01%	11/2027	403	400	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	10.01%	11/2027	968	959	0.1	968
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	10.01%	11/2027	2,074	2,074	0.3	2,074
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600, 50 Floor	10.32%	06/2029	13,343	12,950	1.7	11,810
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.78%	04/2026	5,875	5,863	0.8	5,377
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(5)	0.0	(51)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.78%	04/2026	3,423	3,417	0.4	3,133
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (300 PIK), 100 Floor	11.40%	06/2027	5,014	4,993	0.7	4,892
Great Lakes Dental Partners, LLC	Unitranche First Lien Revolver	S + 725 (300 PIK), 100 Floor	11.40%	06/2027	314	313	0.0	304
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	—	(3)	0.0	(7)
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	—	(3)	0.0	(3)
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.97%	09/2032	1,695	1,678	0.2	1,678
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575, 100 Floor	10.29%	05/2027	4,368	4,337	0.6	4,368
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	S + 575, 100 Floor	10.29%	05/2027	543	535	0.1	543
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.40%	05/2027	3,268	3,223	0.5	3,268
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575, 100 Floor	10.10%	05/2027	1,064	1,055	0.1	1,064
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.90%	06/2030	855	855	0.1	855
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.69%	12/2026	14,499	14,415	2.0	14,499
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.69%	12/2026	2,648	2,609	0.4	2,648
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650, 100 Floor	10.69%	12/2026	984	974	0.1	984
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650, 100 Floor	10.69%	12/2026	2,695	2,655	0.4	2,695

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.69%	12/2026	384	$381	0.1%	384
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.94%	06/2026	2,901	2,901	0.4	2,825
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650, 100 Floor	10.94%	06/2026	348	348	0.0	339
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.94%	06/2026	442	442	0.1	430
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.94%	06/2026	798	798	0.1	777
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	8,525	8,365	1.2	8,780
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(55)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.00%	06/2030	16,941	16,655	2.4	17,110
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575, 75 Floor	10.33%	10/2027	5,857	5,804	0.8	5,769
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 650 (75 PIK), 100 Floor	10.33%	03/2028	1,161	1,159	0.1	1,006
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (75 PIK), 100 Floor	11.07%	03/2028	467	466	0.1	405
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 650 (75 PIK), 100 Floor	10.76%	03/2028	2,244	2,239	0.3	1,944
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.90%	10/2027	5,493	5,447	0.8	5,471
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.90%	10/2027	1,074	1,065	0.1	1,069
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.91%	02/2027	782	782	0.1	782
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.75%	02/2027	17,518	17,518	2.4	17,518
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.66%	02/2031	969	953	0.1	990
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.66%	02/2031	879	858	0.1	891
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(3)	0.0	—
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.66%	02/2031	6,068	6,020	0.9	6,129
Medical Review Institute of America	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.30%	07/2030	208	202	0.0	183

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.30%	07/2030	5,643	$5,595	0.8%	5,468
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.26%	06/2027	4,376	4,340	0.6	4,376
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.26%	06/2027	5,432	5,386	0.8	5,432
MWD Management LLC (United Derm)	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.26%	06/2027	400	391	0.1	400
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Revolver			01/2026	1,010	981	0.1	698
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	7,014	6,811	0.7	4,851
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	921	889	0.1	637
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	307	303	0.0	213
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	260	249	0.0	180
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 800 (575 PIK), 100 Floor	12.40%	01/2026	176	176	0.0	176
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 475, 100 Floor	9.06%	01/2028	2,819	2,788	0.4	2,810
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Revolver	S + 475, 100 Floor	9.06%	01/2026	126	123	0.0	120
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	9.06%	01/2028	11,745	11,621	1.6	11,706
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 475, 100 Floor	9.06%	01/2028	359	354	0.1	358
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	9.06%	01/2028	4,381	4,352	0.6	4,366
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	4,319	4,263	0.6	4,371
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	9.06%	01/2028	814	808	0.1	808
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	S + 625, 75 Floor	10.25%	05/2029	268	265	0.0	235
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Revolver	S + 575, 75 Floor	9.75%	05/2029	807	798	0.1	709
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575, 75 Floor	9.75%	05/2029	7,097	7,013	0.9	6,235
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.16%	08/2028	9,167	9,082	1.3	9,075
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.16%	08/2028	4,974	4,969	0.7	4,921
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(14)	0.0	(24)

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.16%	08/2028	4,075	$4,062	0.6%	4,034
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.14%	09/2027	10,080	10,005	1.4	10,074
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	10.14%	09/2027	1,570	1,562	0.2	1,569
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	10.14%	04/2030	2,085	2,053	0.3	2,082
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.41%	05/2027	5,164	5,140	0.7	5,164
Quorum Health Resources	Unitranche First Lien Revolver	S + 525	9.41%	05/2027	77	73	0.0	77
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(11)	0.0	—
REP Behavioral Health, LLC	Unitranche First Lien Revolver	S + 475, 100 Floor	9.07%	12/2030	48	33	0.0	48
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	9.07%	12/2030	5,707	5,645	0.8	5,707
Safco Dental Supply, LLC	Unitranche First Lien Revolver	S + 600, 100 Floor	10.16%	03/2026	342	342	0.0	319
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.00%	03/2026	4,015	4,008	0.5	3,864
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(4)	0.0	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.02%	12/2027	8,636	8,579	1.2	8,698
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.02%	12/2027	4,660	4,601	0.7	4,693
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(5)	0.0	—
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(12)	0.0	(23)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590, 75 Floor	10.13%	12/2028	783	782	0.1	776
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590, 75 Floor	10.13%	12/2028	15,274	15,203	2.1	15,121
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600, 50 Floor	10.41%	07/2029	3,693	3,618	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	8.38%	07/2029	4,111	3,510	0.6	4,111
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 50 Floor	10.41%	07/2029	1,978	1,924	0.3	2,004

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.29%	07/2029	6,310	$6,112	0.9%	6,310
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.28%	05/2029	6,158	6,115	0.8	6,158
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(4)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.28%	05/2029	593	586	0.1	593
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.28%	06/2030	2,568	2,568	0.4	2,568
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2029	—	(2)	0.0	—
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(3)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.28%	05/2029	2,637	2,619	0.4	2,637
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.65%	09/2027	2,111	2,095	0.3	2,111
Unifeye Vision Partners	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.95%	09/2027	340	331	0.0	340
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.65%	09/2027	3,675	3,649	0.4	3,675
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.65%	09/2027	3,534	3,532	0.5	3,534
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	—	(2)	0.0	—
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.50%	07/2031	2,152	2,133	0.3	2,152
					411,909	$406,861	56.2%	402,223
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	12.16%	09/2027	3,207	$3,202	0.4%	3,069
Lash Opco LLC	Unitranche First Lien Revolver	S + 775 (510 PIK), 100 Floor	12.16%	09/2027	261	260	0.0	244
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	12.16%	09/2027	3,270	3,259	0.4	3,129
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	12.16%	09/2027	1,061	1,060	0.2	1,015
					7,799	$7,781	1.0%	7,457

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.00%	04/2030	1,735	$1,711	0.2%	1,735
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(4)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.00%	04/2030	2,173	2,155	0.3	2,173
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(4)	0.0	(5)
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.75%	04/2030	11,366	11,338	1.6	11,282
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.75%	04/2030	390	386	0.1	387
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.50%	09/2028	6,410	6,360	0.9	6,426
Galway Borrower, LLC	Unitranche First Lien Revolver	S + 450, 75 Floor	8.50%	09/2028	114	110	0.0	111
Galway Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.50%	09/2028	99	97	0.0	100
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0	(3)
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.0	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.20%	08/2028	20,073	19,937	2.8	20,073
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (200 PIK)	12.45%	08/2026	5,175	5,029	0.7	5,000
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(7)	0.0	(15)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(7)	0.0	(16)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.15%	10/2028	9,018	8,952	1.3	9,018
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(6)	0.0	—
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.30%	10/2028	2,770	2,754	0.4	2,770
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.00%	10/2028	891	883	0.1	891
The Hilb Group, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.91%	10/2031	542	528	0.1	483
The Hilb Group, LLC	Unitranche First Lien Revolver	S + 475, 75 Floor	8.91%	10/2031	124	110	0.0	94
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	9.07%	10/2031	14,913	14,786	2.0	14,648

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc.	Unitranche First Lien Revolver	S + 650, 100 Floor	10.79%	12/2028	78	$72	0.0%	50
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.79%	12/2028	4,373	4,342	0.6	4,218
					80,244	$79,521	11.1%	79,420
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,601	$992	0.0%	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,835	—	0.0	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Revolver			06/2026	576	545	0.0	130
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	3,696	3,188	0.1	409
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	577	498	0.0	64
Action Signature Acquisition, Inc.	Unitranche First Lien Revolver	1110 PIK	11.10%	12/2027	519	476	0.1	519
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	280	242	0.0	31
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	957	826	0.0	106
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.55%	12/2029	4,225	4,192	0.6	4,225
Online Labels Group, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.55%	12/2029	261	260	0.0	261
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(5)	0.0	—
					14,527	$11,212	0.8%	5,745
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.40%	12/2027	7,135	$7,076	1.0%	7,135
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(1)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 (400 PIK)	10.90%	12/2028	15,537	$15,393	1.8%	12,697
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (400 PIK)	10.90%	12/2028	808	800	0.1	660
Nephron Pharmaceuticals, LLC	Unitranche First Lien - Last Out Term Loan	S + 920	13.50%	12/2027	7,500	7,411	1.0	7,500
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.12%	09/2026	2,174	2,159	0.3	2,174
Teal Acquisition Co., Inc	Unitranche First Lien Revolver	S + 625, 100 Floor	10.12%	09/2026	1,277	1,269	0.2	1,277
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.12%	09/2026	1,200	1,194	0.2	1,200
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.12%	09/2026	290	289	0.0	290
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.75%	12/2029	3,317	3,251	0.5	3,284
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(8)	0.0	(5)
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	—	(9)	0.0	(19)
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	(2)
					39,238	$38,822	5.1%	36,191
Retailing
1959 Holdings, LLC	Senior Secured First Lien Term Loan	S + 650, 100 Floor	10.79%	07/2030	5,000	$4,953	0.7%	4,950
MeriCal, LLC (9)	Unitranche First Lien Term Loan			11/2025	7,527	7,099	0.5	3,731
MeriCal, LLC (9)	Senior Secured First Lien Revolver			11/2025	865	865	0.1	594
Slickdeals Holdings, LLC (7)	Unitranche First Lien Revolver	S + 525, 100 Floor	9.60%	06/2030	145	145	0.0	145
Slickdeals Holdings, LLC (7)	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.60%	06/2030	4,965	4,965	0.7	4,965
					18,502	$18,027	2.0%	14,385

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	$(2)	0.0%	(13)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 700 (200 PIK), 100 Floor	11.26%	07/2027	6,162	6,113	0.8	5,970
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.96%	11/2027	746	738	0.1	748
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(1)	0.0	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.96%	11/2027	534	529	0.1	535
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.96%	11/2027	1,857	1,838	0.3	1,859
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 550	9.96%	11/2027	296	293	0.0	297
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.66%	07/2027	5,424	5,385	0.8	5,424
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.66%	07/2027	1,746	1,732	0.2	1,746
Apps Associates LLC	Unitranche First Lien Revolver	S + 550, 100 Floor	9.66%	07/2027	400	395	0.1	400
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.66%	07/2027	19,038	19,038	2.7	19,038
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(15)	0.0	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.26%	06/2026	4,740	4,724	0.7	4,740
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(2)	0.0	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.15%	06/2026	746	741	0.1	746
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.51%	10/2026	1,345	1,345	0.2	1,332
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.51%	10/2026	286	286	0.0	283
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.51%	10/2026	150	150	0.0	149
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.51%	10/2026	163	165	0.0	161

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.75%	08/2030	3,069	$3,056	0.4%	3,069
Blue Mantis	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.75%	08/2030	613	603	0.1	613
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.75%	08/2030	3,490	3,453	0.5	3,490
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.75%	08/2030	496	490	0.1	496
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.75%	08/2030	640	640	0.1	640
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(18)	0.0	—
C-4 Analytics	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.45%	05/2030	555	540	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.45%	05/2030	18,269	18,120	2.6	18,269
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.70%	03/2028	2,401	2,390	0.3	2,401
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(8)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.50%	03/2028	10,229	10,173	1.4	10,229
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	12/2028	9,308	9,244	1.3	9,308
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	12/2028	413	409	0.1	413
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	12/2028	546	537	0.1	546
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	12/2028	2,850	2,850	0.4	2,850
DataVail	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.75%	01/2029	7,025	6,975	1.0	6,902
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.75%	01/2029	400	397	0.1	393
DataVail	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.75%	01/2029	367	362	0.0	357
DataVail	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.75%	01/2029	200	198	0.0	195
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	9.05%	09/2030	13,264	12,994	1.9	13,264
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(25)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	9.05%	09/2030	2,765	$2,741	0.4%	2,765
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(7)	0.0	—
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.00%	12/2030	3,027	2,992	0.4	3,027
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.75%	11/2028	12,793	12,660	1.8	12,793
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(10)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.75%	11/2028	1,094	1,085	0.2	1,094
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(6)	0.0	(18)
Medicus IT (4)(5)	Unitranche First Lien Revolver			06/2032	—	(9)	0.0	(7)
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	06/2032	6,070	6,017	0.8	6,031
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(1)	0.0	(1)
Medicus IT (4)(5)	Unitranche First Lien Revolver			06/2032	—	(4)	0.0	(3)
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	06/2032	6,843	6,792	1.0	6,800
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.75%	02/2027	1,046	1,043	0.1	1,046
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.75%	02/2026	19,534	19,467	2.7	19,559
MRI Software LLC	Unitranche First Lien Revolver	S + 475, 100 Floor	8.75%	02/2026	155	147	0.0	112
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.75%	02/2026	1,273	1,268	0.2	1,274
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	—	(14)	0.0	(17)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.91%	07/2031	13,196	13,087	1.8	13,064
New Era Technology, Inc.	Unitranche First Lien Revolver	S + 625, 100 Floor	10.25%	06/2030	357	357	0.0	357

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.25%	06/2030	4,532	$4,532	0.6%	4,532
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(17)	0.0	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550, 75 Floor	9.60%	10/2027	9,305	9,236	1.3	9,305
Omega Systems Intermediate Holdings, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			01/2031	—	(4)	0.0	—
Omega Systems Intermediate Holdings, Inc. (4)(5)	Unitranche First Lien Revolver			01/2031	—	(4)	0.0	—
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.00%	01/2031	2,100	2,081	0.3	2,100
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.97%	03/2027	1,085	1,085	0.2	1,085
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650, 100 Floor	10.97%	03/2027	500	500	0.1	500
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.50%	03/2027	3,140	3,133	0.4	3,140
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.97%	03/2027	545	543	0.1	545
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.50%	03/2027	444	443	0.1	444
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,241	1,241	0.2	1,241
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	12.26%	07/2027	5,000	5,000	0.7	4,964
Right Networks, LLC	Unitranche First Lien Revolver	S + 500, 100 Floor	9.16%	05/2029	330	330	0.0	330
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.16%	05/2029	23,927	23,927	3.3	23,927
Ruffalo Noel Levitz, LLC (9)	Unitranche First Lien Revolver			12/2026	321	308	0.0	63
Ruffalo Noel Levitz, LLC (9)	Unitranche First Lien Term Loan			12/2026	2,633	2,560	0.1	516
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 700, 100 Floor	11.43%	12/2026	1	1	0.0	1
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.00%	11/2028	19,725	19,600	2.8	19,699
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.30%	11/2028	2,403	2,387	0.3	2,400
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 600, 100 Floor	10.16%	11/2028	436	427	0.1	433
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.75%	04/2028	2,346	2,335	0.3	2,346

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	$(9)	0.0%	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.75%	04/2028	8,659	8,573	1.2	8,659
Strata Information Group, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.80%	12/2030	316	313	0.0	316
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(6)	0.0	—
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.80%	12/2030	1,194	1,183	0.2	1,194
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.85%	05/2028	462	459	0.1	462
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.65%	05/2028	5,128	5,074	0.6	5,128
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.96%	05/2028	2,352	2,352	0.2	2,352
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 550 (100 PIK)	9.76%	06/2027	5,041	5,037	0.5	3,619
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 PIK)	9.76%	06/2027	1,254	1,252	0.1	899
Transportation Insight, LLC	Senior Secured First Lien Revolver	S + 550 (100 PIK)	9.76%	06/2027	712	710	0.1	495
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.76%	06/2026	611	609	0.1	611
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.76%	06/2026	1,001	998	0.1	1,001
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			06/2026	—	(2)	0.0	—
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.76%	06/2026	1,857	1,856	0.3	1,857
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.76%	06/2026	1,482	1,478	0.2	1,482
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.76%	06/2026	1,105	1,100	0.2	1,105
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.76%	06/2026	194	193	0.0	194
					297,303	$295,251	40.8%	292,226

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.09%	12/2026	3,371	$3,314	0.5%	3,371
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (600 PIK)	12.26%	02/2026	6,004	6,004	0.5	3,335
Gener8, LLC	Senior Secured First Lien Revolver	S + 800 (600 PIK)	12.26%	02/2026	1,289	1,289	0.1	583
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (600 PIK), 100 Floor	12.26%	02/2026	259	259	0.0	144
					10,923	$10,866	1.1%	7,433
Transportation
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.88%	01/2028	4,257	4,210	0.6	4,257
					4,257	$4,210	0.6%	4,257
Total Debt Investments United States					1,340,870	$1,317,829	178.8%	1,279,955
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	$615	0.1%	894
Sun Acquirer Corp.	Common Stock				428	43	0.0	62
						$658	0.1%	956

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Capital Goods
Envocore Holding, LLC (7)	Common Stock		`		521,354	—	0.0%	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0%	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	$1,011	0.5%	3,597
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	878
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	173
ASP MCS Acquisition Corp. (6)	Common Stock				791	5	0.0	75
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	333	0.1	444
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.3	2,006
Iris Buyer, LLC	Common Stock				577	577	0.1	669
Iris Buyer, LLC	Common Stock				576,923	-	0.0	150
Landscape Workshop, LLC	Common Stock				540,541	541	0.1	541
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	625
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	425
RN Enterprises, LLC	Common Stock				776	791	0.1	969
Seko Global Logistics Network, LLC (11)	Common Stock				625	2,372	0.2	1,292
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.6	4,587
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						$11,533	2.3%	16,434

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Everlast Parent Inc.	Common Stock				948	$948	0.1%	684
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	940
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	32
HGH Purchaser, Inc.	Common Stock				4,171	417	0.0	141
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,289
Legalshield	Common Stock				372	372	0.1	623
Mario Purchaser, LLC	Common Stock				118	118	0.0	44
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	385
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	271
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,129
Wrench Group LLC	Common Stock				2,337	235	0.1	611
Wrench Group LLC	Common Stock				655	67	0.0	171
						$7,141	0.9%	6,320
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					$266	0.0%	319
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	0.0	1
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	5.0	35,328
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,312	0.1	947
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	21
iLending LLC	Common Stock					—	0.0	-
WhiteHawk III Onshore Fund L.P. (2)(11)(13)(14)	Partnership Interest					2,209	0.4	2,364
						$45,345	5.5%	38,980

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	$3,000	0.4	3,000
						$3,000	0.4%	3,000
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0%	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	$909	0.0%	-
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,900
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	-
Arrow Management Acquisition, LLC	Common Stock				10,664	11	0.0	11
Arrow Management Acquisition, LLC	Preferred Stock				1,056	1,056	0.2	1,056
Bayside Opco, LLC	Common Stock				1,976	-	0.3	1,893
BVI Medical Inc.	Common Stock				7,495	1,137	0.1	852
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.5	3,484
Headlands Buyer, Inc.	Common Stock				20,614	206	0.0	206
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,423
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	77
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.5	3,822
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,192	1,192	0.2	1,385
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				16,416	46	0.0	-
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,351
Smile Doctors LLC	Common Stock				1,191	715	0.1	510
Vital Care Buyer, LLC	Common Stock				649	1	0.0	27
Vital Care Buyer, LLC	Common Stock				64	64	0.0	60
						$14,308	3.1%	22,057

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1%	555
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,252
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,219	0.3	2,688
						$2,044	0.6%	4,495
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
Action Signature Acquisition, Inc.	Common Stock				50	—	0.0	—
						—	0.0%	—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1%	737
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	588
Nephron Pharmaceuticals, LLC	Common Stock				128,000	-	0.0	127
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	376
WCT Group Holdings, LLC	Common Stock				118	1,176	0.3	2,675
						$3,132	0.6%	4,503
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0%	—
MeriCal, LLC	Common Stock				5,334	-	0.0	—
Palmetto Moon LLC	Common Stock				61	-	0.1	635
Slickdeals Holdings, LLC (7)	Common Stock				4,965	8,305	1.1	8,083
Slickdeals Holdings, LLC (7)	Common Stock				283	-	0.0	—
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,108	608	0.1	496
						$9,016	1.3%	9,214

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Certify, Inc.	Common Stock				841	$246	0.0%	240
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	864
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	-	0.0	155
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
New Era Technology, Inc.	Common Stock				4,269	-	0.0	-
New Era Technology, Inc.	Preferred Stock				4,269	4,879	0.7	4,878
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.5	1,968
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.1	1,036
Park Place Technologies, LLC	Common Stock				479	479	0.1	584
Park Place Technologies, LLC	Common Stock				442,203	27	0.0	269
Park Place Technologies, LLC	Common Stock				685,018	-	0.0	216
Saturn Borrower Inc	Common Stock				434,163	481	0.1	757
						$8,937	1.6%	10,973
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.0	-
						—	0.0	-
Total Equity Investments United States						$105,114	16.4%	116,932
Total United States						$1,422,943	195.2%	$1,396,887
Canada
Equity Investments
Telecommunication Services
Sandvine Corporation (11)	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0%	—
Total Canada						$—	0.0%	$—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Finland
Debt Investments
Software & Services
SC MidCo Oy (11)	Unitranche First Lien Delayed Draw Term Loan	E + 525	7.67%	03/2032	€83	$83	0.0%	$83
SC MidCo Oy (11)	Unitranche First Lien Term Loan	E + 525	7.67%	03/2032	€2,107	1,919	0.3	2,107
					2,190	2,002	0.3%	2,190
Total Debt Investments Finland					€2,190	$2,002	0.3%	2,190
Total Finland					€2,190	$2,002	0.3%	$2,190
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	10.59%	12/2027	£8,241	$7,684	1.2%	$8,241
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	10.59%	12/2027	£1,114	1,008	0.2	1,114
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.47%	06/2028	£1,904	1,968	0.3	1,904
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£527	526	0.1	527
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.72%	06/2028	£14,793	13,436	2.0	14,792
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£2,871	2,656	0.4	2,871
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£3,827	3,618	0.5	3,827
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£6,698	6,310	0.9	6,698
					£39,975	$37,206	5.6	39,974

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 600, 50 Floor	10.15%	03/2028	£4,352	$4,303	0.4%	$3,107
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 600, 50 Floor	10.15%	03/2028	£9,939	9,832	1.0	7,097
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 600, 50 Floor	10.15%	03/2028	£4,953	4,893	0.5	3,537
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(36)	(0.1)	(926)
					£19,244	$18,992	1.8%	12,815
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 637	10.59%	10/2030	£5,835	$5,226	0.8%	$5,835
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 637	10.34%	10/2030	£2,678	2,530	0.4	2,678
					£8,513	$7,756	1.2%	8,513
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	10.33%	08/2028	£17,796	$17,933	2.5%	$17,796
Jordan Bidco, Ltd. (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	10.33%	08/2028	£548	522	0.1	548
					£18,344	$18,455	2.6%	18,344
Total Debt Investments United Kingdom					£86,076	$82,409	11.2%	$79,646
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				£37,612	$30	—%	-
VetStrategy (11)	Preferred Stock				£2,126,875	968	0.3	2,074
					2,164,487	$998	0.3%	2,074
Total Equity Investments United Kingdom						$998	0.3%	2,074
Total United Kingdom						$83,407	11.5%	$81,720

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	9.18%	10/2030	€3,383	$3,074	0.5%	$3,383
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€1,301	1,167	0.2	1,301
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€176	153	0.0	176
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.18%	10/2030	€1,046	908	0.1	1,046
					€5,906	$5,302	0.8%	5,906
Total Debt Investments France					€5,906	$5,302	0.8%	5,906
Total France						$5,302	0.8%	$5,906
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 550	9.72%	11/2031	£6,724	$6,146	0.9%	$6,724
					£6,724	6,146	0.9	6,724
Total Debt Investments Jersey					£6,724	6,146	0.9%	6,724
Total Jersey						$6,146	0.9%	$6,724
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (11)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.68%	03/2032	€106	$105	0.0%	$106
Avidity Acquisition B.V. (11)	Unitranche First Lien - Last Out Term Loan	E + 525	7.29%	03/2032	€2,571	2,281	0.4	2,571
Pitch MidCo B.V. (11)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.63%	04/2031	€269	241	0.0	269
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 550	7.63%	04/2031	€3,362	2,995	0.4	3,362
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	8.23%	04/2031	€1,887	1,802	0.3	1,887
					8,195	$7,424	1.1 ~~%~~	8,195

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 750 (750 PIK)	9.53%	07/2029	€2,744	$2,409	0.3%	$2,006
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 775 (775 PIK)	12.09%	07/2029	€1,356	1,324	0.0	213
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 775 (775 PIK)	12.09%	07/2029	€3,634	3,574	0.4	2,656
					7,734	$7,307	0.7%	4,875
Total Debt Investments Netherlands					15,929	$14,731	1.8%	13,070
Total Netherlands						$14,731	1.8%	$13,070
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				€1,025	$1	0.0%	$—
Miraclon Corporation (11)	Preferred Stock				€90,601	73	0.0	118
						74	0.0	118
Total Equity Investments Belgium						$74	0.0%	$118
Total Belgium						$74	0.0%	$118
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(24)	0.0%	$6
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500, 50 Floor	8.60%	11/2030	AUD 6,869	6,722	1.0	6,899
					AUD 6,869	$6,698	1.0%	6,905

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	9.40%	03/2028	AUD 19,153	$21,314	2.7%	$19,153
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575, 75 Floor	9.40%	03/2028	AUD 3,194	3,325	0.4	3,194
					AUD 22,347	$24,639	3.1%	22,347
Total Debt Investments Australia					AUD 29,216	$31,337	4.1%	29,252
Equity Investments
Commercial & Professional Services							%
Ancora Bidco PTY LTD (11)	Common Stock				AUD 128,654,071	$1,325	0.3	$1,745
Ancora Bidco PTY LTD (11)	Common Stock				AUD 6,771,267	70	0.0	92
						1,395	0.3	1,837
Total Equity Investments Australia						$1,395	0.3%	1,837
Total Australia						$32,732	4.4%	$31,089
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 600 (150 PIK)	8.43%	08/2029	€10,723	$9,067	1.5%	$10,724
AX VI INV2 Holding AB (Voff) (4)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	(5)	0.0	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	1206 PIK	12.06%	08/2030	€3,148	2,740	0.4	3,148
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (150 PIK)	8.02%	08/2029	€1,807	1,629	0.3	1,807
					15,678	13,431	2.2%	15,679
Total Debt Investments Sweden					€15,678	$13,431	2.2%	15,679

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2025 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.3%	2,165
						1,086	0.3%	2,165
Total Equity Investments Sweden						1,086	0.3%	2,165
Total Sweden						$14,517	2.5%	$17,844
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(6)(11)	Senior Secured First Lien Revolver			02/2032	CHF -	(63)	0.0%	-
Solvias AG (6)(11)	Senior Secured First Lien Term Loan	SR + 550, 75 Floor	6.25%	02/2032	CHF 24,061	20,800	3.4	24,542
					24,061	20,737	3.4%	24,542
Total Debt Investments Switzerland					24,061	$20,737	3.4%	24,542
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (6)(11)	Common Stock				CHF 47,124	409	0.1%	477
Sequence Parent (6)(11)	Preferred Stock				CHF 685.00	99	-	111
						508	0.1%	588
Total Equity Investments Switzerland						508	0.1%	588
Total Switzerland						$21,245	$3.5%	$25,130
Total Investments						$1,603,099	$220.9%	$1,580,678

Cash Equivalents
Goldman Sachs Financial Square Government Fund - Institutional Shares			4.03%			$3,926	0.5	$3,926
Cash Equivalents Total						$3,926	0.5%	$3,926
Investments and Cash Equivalents Total						$1,607,025	221.4%	$1,584,604

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), SARON ("SR"), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $714,075 as of September 30, 2025

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.25%	-	-	-	-
SOFR (“S”)	-	4.13%	3.98%	3.85%	3.66%
EURIBOR (“E”)	-	1.93%	2.03%	2.10%	2.19%
SONIA (“SN”)	3.97%	-	-	-	-
BBSY ("B")	-	-	3.58%	-	-
SARON ("SR")	-	-0.05%	-	-	-

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

(8) Fixed rate investment.

(9) The investment is on non-accrual status as of September 30, 2025.

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

(11) Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 13.5% as of September 30, 2025.

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

(14) Capital contributed to this investment is subject to restrictions on withdrawal.

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,040	SEK 11,583	8/20/2027	$(148)
Wells Fargo Bank, N.A.	USD 18,996	AUD 29,250	3/22/2028	$1,235
Wells Fargo Bank, N.A.	USD 3,370	AUD 5,401	3/22/2028	$91
Wells Fargo Bank, N.A.	USD 6,123	AUD 10,174	10/6/2028	$68
Wells Fargo Bank, N.A.	USD 21,505	CHF 18,703	2/24/2028	$(2,123)
Wells Fargo Bank, N.A.	USD 166	GBP 121	6/3/2026	$8
Wells Fargo Bank, N.A.	USD 1,896	GBP 1,362	6/3/2026	$112
Wells Fargo Bank, N.A.	USD 362	GBP 272	6/3/2026	$5
Wells Fargo Bank, N.A.	USD 2,998	GBP 2,237	6/3/2026	$67
Wells Fargo Bank, N.A.	USD 17,223	GBP 12,870	8/24/2026	$496
Total Foreign Currency Exchange Contracts				$(189)

AUD Australian Dollar ("AUD") CHF Swiss Franc EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

September 30, 2025 (Unaudited)

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, we had investments in ten portfolio companies on non-accrual status, which represented 3.3% and 1.6% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had investments in seven portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2025 and December 31, 2024.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2025 the Company is subject to potential examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

For the three and nine months ended September 30, 2025, the Company incurred administrative services expenses of $445 and $1,335, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred administrative services expenses of $314 and $997, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $640 and $555, respectively, was payable to the Administrator which is included in the accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Base Management Fee

The base management fee is calculated and payable quarterly in arrears at an annual rate of 1.25% of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash, cash equivalents and restricted cash. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase. Under the terms of the Investment Advisory Agreement, the Adviser has voluntarily waived its right to receive management fees on the Company’s investments in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP for any period in which these investments remain in the investment portfolio.

For the three and nine months ended September 30, 2025, the Company incurred management fees of $5,130 and $15,257, respectively, of which $11 and $44, respectively, were waived. For the three and nine months ended September 30, 2024, the Company incurred management fees of $5,119 and $15,133, of which $30 and $101, respectively, were waived. As of September 30, 2025 and December 31, 2024, management fees of $5,119 and $5,066, respectively, were unpaid.

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

The Adviser voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP.

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

For the three and nine months ended September 30, 2025, the Company incurred income incentive fees of $3,586 and $10,684, respectively, of which $12 and $67, respectively, were waived. For the three and nine months ended September 30, 2024, the Company incurred income incentive fees of $4,976 and $14,518, of which $77 and $114, respectively, were waived. As of September 30, 2025 and December 31, 2024, income incentive fees of $3,574 and $4,305, respectively, were unpaid.

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

For the three and nine months ended September 30, 2025 and 2024, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of September 30, 2025 and December 31, 2024, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent Capital Group LP ("Crescent"), its employees and certain officers and directors of the Company. As of September 30, 2025 and December 31, 2024, Crescent, its employees and certain officers and directors of the Company owned 2.81% and 2.74%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

As of each of September 30, 2025 and December 31, 2024, Sun Life Financial Inc. ("Sun Life"), a majority owner of Crescent, owned 6.01%, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s $50,000 Series 2023A Unsecured Notes, a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, a $2,000 participating lender the Company's Series 2024 Unsecured Notes - 2028, and a $10,000 participating lender the Company's Series 2024 Unsecured Notes - 2030, all described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$15,110	$578	$—	$—	$2,156	$17,844	$1,134
ASP MCS Acquisition	728	5	—	—	(41)	692	—
Bayside Opco, LLC	7,920	344	(41)	—	1,683	9,906	880
Isagenix International, LLC	2,005	255	—	—	(721)	1,539	327
Slickdeals Holdings, LLC (4)	14,766	—	(12,736)	(1,996)	(34)	—	784
Vivid Seats Ltd.	910	—	—	—	(415)	495	—
WhiteHawk III Onshore Fund L.P.(3)	5,354	—	(4,957)	—	(397)	-	258
Total Non-Controlled Affiliates	$46,793	$1,182	$(17,734)	$(1,996)	$2,231	$30,476	$3,383

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$901	$—	$—	$778	$15,831	$1,187
ASP MCS Acquisition	799	349	(2)	—	248	1,394	29
Bayside Opco, LLC	6,704	516	(46)	—	770	7,944	910
GACP II, LP	3,927	—	(2,855)	—	(384)	688	—
Isagenix International, LLC	2,546	235	—	—	(102)	2,679	301
Slickdeals Holdings, LLC	15,192	3	(123)	—	(213)	14,859	1,241
smarTours, LLC	—	23	—	(4,828)	4,805	—	70
Vivid Seats Ltd.	1,021	—	—	—	(213)	808	—
WhiteHawk III Onshore Fund L.P.	8,278	—	(1,554)	—	76	6,800	808
Total Non-Controlled Affiliates	$52,619	$2,027	$(4,580)	$(4,828)	$5,765	$51,003	$4,546

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
(4)
Slickdeals Holdings, LLC restructured during the year and meets the definition of a controlled affiliate.

The Company’s investments in controlled affiliates for the nine months ended September 30, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$9,221	$1,821	$(1,719)	$—	$984	$10,307	$518
First Eagle Logan JV, LLC(1)	32,575	—	—	—	2,755	35,330	4,760
Loadmaster Derrick & Equipment, Inc.	3,476	—	(126)	—	775	4,125	112
OEM Group, LLC	2,779	—	(2,214)	(3,800)	3,235	—	—
Slickdeals Holdings, LLC (4)	—	13,454	(38)	—	(222)	13,194	179
Total Controlled Affiliates	$48,051	$15,275	$(4,097)	$(3,800)	$7,527	$62,956	$5,569

The Company’s investments in controlled affiliates for the nine months ended September 30, 2024 were as follows (in thousands)

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$1,608	$(677)	$—	$(2,387)	$8,919	$456
First Eagle Logan JV, LLC(1)	39,004	—	(2,560)	—	(5,046)	31,398	7,624
Loadmaster Derrick & Equipment, Inc.	6,287	—	(3,750)	6,443	(4,807)	4,173	433
OEM Group, LLC	8,253	—	(1,669)	—	(2,991)	3,593	—
Total Controlled Affiliates	$63,919	$1,608	$(8,656)	$6,443	$(15,231)	$48,083	$8,513

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
(4)
Slickdeals Holdings, LLC restructured during the year and meets the definition of a controlled affiliate.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$366,096	$352,812	$(13,284)	$395,736	$379,627	$(16,109)
Unitranche First Lien	1,061,079	1,039,804	(21,275)	1,055,506	1,044,141	(11,365)
Unitranche First Lien - Last Out	25,398	26,170	772	14,888	14,741	(147)
Senior Secured Second Lien	22,644	18,647	(3,997)	44,571	38,537	(6,034)
Unsecured Debt	18,707	19,531	824	16,690	17,525	835
Equity & Other	63,830	84,734	20,904	48,421	64,860	16,439
LLC/LP Equity Interests	45,345	38,980	(6,365)	48,094	39,426	(8,668)
Total investments	$1,603,099	$1,580,678	$(22,421)	$1,623,906	$1,598,857	$(25,049)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Health Care Equipment & Services	$426,354	26.9%	$436,183	27.3%
Software & Services	323,733	20.5	348,979	21.8
Commercial & Professional Services	265,086	16.7	231,599	14.6
Consumer Services	135,844	8.6	144,671	9.0
Diversified Financials	90,952	5.8	95,988	6.0
Insurance	83,915	5.3	83,670	5.2
Pharmaceuticals, Biotechnology & Life Sciences	70,699	4.5	53,230	3.3
Retailing	63,790	4.0	56,219	3.5
Automobiles & Components	33,354	2.1	35,988	2.3
Capital Goods	28,874	1.8	30,005	1.9
Consumer Durables & Apparel	12,815	0.8	19,244	1.2
Materials	5,745	0.4	16,444	1.0
Food, Beverage & Tobacco	14,706	0.9	14,801	0.9
Technology, Hardware & Equipment	7,433	0.5	7,928	0.5
Household & Personal Products	7,457	0.5	7,403	0.5
Transportation	4,257	0.3	8,245	0.5
Energy	4,125	0.3	3,476	0.2
Food & Staples Retailing	1,539	0.1	2,005	0.1
Semiconductor and Semiconductor Equipment	-	-	2,779	0.2
Total investments	$1,580,678	100.0%	$1,598,857	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$1,396,887	88.4%	$1,452,243	90.8%
United Kingdom	81,720	5.2	82,556	5.2
Australia	31,089	2.0	28,698	1.8
Switzerland	25,130	1.6	-	-
Sweden	17,844	1.1	15,113	0.9
Netherlands	13,070	0.8	10,022	0.6
Jersey	6,724	0.4	6,088	0.4
France	5,906	0.4	4,015	0.3
Finland	2,190	0.1	-	-
Belgium	118	0.0	122	0.0
Total investments	$1,580,678	100.0%	$1,598,857	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$352,812	$352,812
Unitranche First Lien	—	5,769	1,034,035	1,039,804
Unitranche First Lien – Last Out	—	—	26,170	26,170
Senior Secured Second Lien	—	—	18,647	18,647
Unsecured Debt	—	—	19,531	19,531
Equity & Other	—	668	84,066	84,734
Subtotal	$—	$6,437	$1,535,261	$1,541,698
Investments Measured at NAV (1)				38,980
Total Investments				$1,580,678

Foreign Currency Forward Contracts - Assets	—	2,082	—	2,082
Foreign Currency Forward Contracts - Liabilities	—	2,271	—	2,271

The following table presents fair value measurements of investments as of December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$379,628	$379,628
Unitranche First Lien	—	30,206	1,013,934	1,044,140
Unitranche First Lien – Last Out	—	—	14,741	14,741
Senior Secured Second Lien	—	14,186	24,351	38,537
Unsecured Debt	—	—	17,525	17,525
Equity & Other	—	1,125	63,735	64,860
Subtotal	$—	$45,517	$1,513,914	$1,559,431
Investments Measured at NAV (1)				39,426
Total Investments				$1,598,857

Foreign Currency Forward Contracts - Assets	—	4,815	—	4,815
Foreign Currency Forward Contracts - Liabilities	—	—	—	—

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2025, based off of the fair value hierarchy as of September 30, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2025	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Amortized discounts/premiums	1,237	3,733	53	75	157	—	5,255
Paid in-kind interest	1,622	3,681	681	352	1,862	—	8,198
Net realized gain (loss)	(8,214)	(3,604)	—	(693)	—	(1,345)	(13,856)
Net change in unrealized appreciation (depreciation)	2,835	(10,003)	921	1,779	(13)	4,922	441
Purchases	60,334	149,225	9,774	—	—	16,754	236,087
Sales/return of capital/principal repayments/paydowns	(84,630)	(147,462)	—	(7,217)	—	—	(239,309)
Transfers in	—	24,531	—	—	—	—	24,531
Transfers out	—	—	—	—	—	—	-
Balance as of September 30, 2025	$352,812	$1,034,035	$26,170	$18,647	$19,531	$84,066	$1,535,261
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$(3,683)	$(8,959)	$921	$1,497	$(13)	$4,469	$(5,768)

During the nine months ended September 30, 2025, the Company recorded no transfers from Level 3 to Level 2 and $24,531 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$307,454	Discounted Cash Flows	Discount Rate	6.1%		-	17.6%	(10.0%)
	29,406	Enterprise Value	Comparable EBITDA Multiple	2.9x		-	12.4x	(9.4x)
	10,939	Transaction Precedent	Transaction Price				N/A
	5,013	Broker Quoted	Broker Quote				N/A
	$352,812

Unitranche First Lien	$896,351	Discounted Cash Flows	Discount Rate	7.6%		-	19.7%	(9.9%)
	40,041	Enterprise Value	Comparable EBITDA Multiple	7.0	x	-	13.7x	(9.7x)
	37,863	Transactions Precedent	Transaction Price				N/A
	59,780	Broker Quoted	Broker Quote				N/A
	$1,034,035

Unitranche First Lien - Last Out	$18,670	Discounted Cash Flows	Discount Rate	7.5%		-	16.8%	(11.5%)
	7,500	Enterprise Value	Comparable EBITDA Multiple				7.8x
	$26,170

Senior Secured Second Lien	$15,010	Discounted Cash Flows	Discount Rate	10.9%		-	12.8%	(11.9%)
	3,637	Enterprise Value	Comparable EBITDA Multiple				3.4x
	$18,647

Unsecured Debt	$17,505	Discounted Cash Flows	Discount Rate	11.0%		-	15.5%	(13.7%)
	2,026	Enterprise Value	Comparable EBITDA Multiple				12.4x
	$19,531

Equity & Other	$82,719	Enterprise Value	Comparable EBITDA Multiple	2.9x		-	28.0x	(14.5x)
	1,272	Transaction Precedent	Transaction Price				N/A
	75	Broker Quoted	Broker Quote				N/A
	$84,066

Total	$1,535,261

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$324,549	Discounted Cash Flows	Discount Rate	8.0%		-	18.3%		(10.8%)
	27,840	Enterprise Value	Comparable EBITDA Multiple	3.1	x	-	10.6	x	(8.1x)
	2,779	Discounted Cash Flows	Royalty Payment Discount Rate				22.4%
	24,460	Broker Quoted	Broker Quote				N/A
	$379,628

Unitranche First Lien	$988,714	Discounted Cash Flows	Discount Rate	8.9%		-	18.3%		(10.7%)
	12,556	Enterprise Value	Comparable EBITDA Multiple				10.9	x
	12,664	Broker Quoted	Broker Quote				N/A
	$1,013,934

Unitranche First Lien - Last Out	$14,741	Discounted Cash Flows	Discount Rate	11.2%		-	16.0%		(12.8%)
	$14,741

Senior Secured Second Lien	$15,802	Discounted Cash Flows	Discount Rate	12.4%		-	14.1%		(12.9%)
	3,549	Enterprise Value	Comparable EBITDA Multiple	1.4x		-	10.1	x	(5.1x)
	5,000	Broker Quoted	Broker Quote				N/A
	$24,351

Unsecured Debt	$15,706	Discounted Cash Flows	Discount Rate	13.3%		-	17.2%		(14.2%)
	1,819	Enterprise Value	Comparable EBITDA Multiple				10.6	x
	$17,525

Equity & Other	$63,735	Enterprise Value	Comparable EBITDA Multiple	3.1x		-	27.4x		(15.3x)
	$63,735

Total	$1,513,914

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
•
The significant unobservable inputs used in the enterprise value approach are comparable EBITDA and revenue multiples. Increases and decreases in market EBITDA multiples and revenue would result in an increase or decrease in the fair value, respectively.
•
The recovery rate represents the extent to which proceeds can be recovered. An increase/decrease in the recovery rate would result in an increase/decrease, respectively, in the fair value. The transaction precedent represents an observable transaction or a pending event for the investment.

Note 6. Debt

Debt consisted of the following (in thousands):

	September 30, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$400,000	326,900	$73,100	$326,900	$500,000	$344,850	$155,150	$344,850
SMBC Corporate Revolving Facility	310,000	143,263	166,737	143,263	310,000	242,601	67,399	242,601
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Series 2024A Unsecured Notes - 2028(7)	35,000	35,000	—	35,000	35,000	—	35,000	—
Series 2024A Unsecured Notes - 2030(8)	80,000	80,000	—	80,000	80,000	—	80,000	—
Total Debt	$1,121,600	$881,763	$239,837	$881,763	$1,221,600	$884,051	$337,549	$884,051

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of September 30, 2025 and December 31, 2024, the fair value of the Series 2021A Unsecured Notes was approximately $133,521 and $133,280, respectively.
(5)
As of September 30, 2025 and December 31, 2024, the fair value of the FCRX Unsecured Notes was approximately $111,645 and $109,680.
(6)
As of September 30, 2025 and December 31, 2024, the fair value of the Series 2023A Unsecured Notes was approximately $50,300 and $52,027.
(7)
As of September 30, 2025, the fair value of the Series 2024A Unsecured Notes -2028 was approximately $35,114.
(8)
As of September 30, 2025, the fair value of the Series 2024A Unsecured Notes -2030 was approximately $80,829.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and 2024 was 6.52% and 7.23% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and 2024 was $894,994 and $878,918 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2025 and December 31, 2024, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes would be deemed to be Level 2 of the fair value hierarchy.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the SPV Asset Facility were $3,453 and $5,262, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an a straight line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,917 and $2,511, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on a straight line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2021A Unsecured Notes were $109 and $323, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on a straight line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2023A Unsecured Notes of $62 and $118 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2028 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2028 on a straight line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $258 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2030 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2030 on a straight line basis. As of September 30, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $650 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company's credit facilities and unsecured debt were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$13,014	$15,238	$40,039	$44,810
Unused facility fees	255	318	793	1,141
Amortization of financing costs	607	548	2,831	1,687
Total interest and credit facility expenses	$13,876	$16,104	$43,663	$47,638
Weighted average outstanding balance	$883,927	$897,987	$894,994	$878,918

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

During the nine months ended September 30, 2025 and 2024 the Company’s average USD notional exposure, calculated daily on a weighted average basis on the duration of each forward contract, of foreign currency forward contracts was $74,149 and $77,529, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2025	Wells Fargo Bank, N.A.	$2,082	$(2,271)	$(189)	$1,140	$951
December 31, 2024	Wells Fargo Bank, N.A.	$4,815	$—	$4,815	$—	$4,815

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Net realized gain (loss) on foreign currency forward contracts	$-	$—	$-	$3,223
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	972	(1,405)	(5,005)	(3,725)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$972	$(1,405)	$(5,005)	$(502)

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024, the Company had aggregated unfunded commitments totaling $212,503 and $212,459, respectively, including foreign denominated commitments converted to USD at the balance sheet date, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
3SI Security Systems (7)	Term Loan	12/16/2026	$47	12/16/2026	$—
ABACUS Holdings I LLC (7)	Revolver	—	—	6/22/2028	550
ABACUS Holdings I LLC (7)	Revolver	—	—	6/24/2028	689
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	—	—	6/22/2028	4,000
ACI Group Holdings, Inc. (6)	Revolver	8/2/2027	353	8/2/2027	664
Action Signature Acquisition, Inc. (5)	Revolver	12/17/2027	397	6/17/2026	212
Acu-Serve, LLC (7)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC	Delayed Draw Term Loan	—	—	10/18/2029	1,780
Advanced Diabetes Supply (7)	Revolver	—	—	12/30/2027	350
Affinitiv, Inc. (7)	Revolver	7/26/2027	425	7/26/2027	425
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	12/15/2027	—
Alera Group Inc.	Delayed Draw Term Loan	—	—	9/30/2028	167
Alpine SG, LLC (5)	Revolver	11/5/2027	105	11/5/2027	105
Ancora Bidco PTY LTD (5)	Delayed Draw Term Loan	11/6/2030	1,433	11/6/2030	1,342
Annuity Health (7)	Revolver	2/8/2029	800	2/8/2029	800
APC Bidco Limited	Delayed Draw Term Loan	11/10/2027	1,212	10/11/2030	2,067
Apps Associates LLC (7)	Revolver	7/2/2027	400	7/2/2027	800
Arrow Management Acquisition, LLC	Revolver	—	—	10/14/2027	1,200
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	—	—	10/14/2027	1,809
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	833
Auveco Holdings (7)	Revolver	5/5/2028	525	5/5/2028	465
Avalign Technologies, Inc. (6)	Revolver	12/20/2028	1,169	12/20/2028	1,169
Avidity Acquisition B.V. (7)	Delayed Draw Term Loan	3/4/2029	518	n/a	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	436	8/31/2029	385
Balance Partners (7)	Revolver	4/3/2030	550	4/3/2030	550
Balance Partners (7)	Delayed Draw Term Loan	4/3/2030	1,506	4/3/2030	3,250
Bandon Fitness (Texas) Inc.	Revolver	7/27/2028	—	7/27/2028	401
Banker's Toolbox, Inc. (6)	Revolver	7/27/2027	2,406	7/27/2027	2,406
Bayside Opco, LLC (7)	Revolver	5/31/2026	634	5/31/2026	634
Belay Inc. (7)	Revolver	11/15/2025	650	6/25/2026	650
Benesys Inc.	Revolver	10/3/2025	—	10/3/2025	(2)
Benesys Inc.	Revolver	10/3/2025	—	10/3/2025	24
Blue Mantis (6)	Revolver	8/5/2030	263	8/19/2030	630
BVI Medical Inc. (6)	Delayed Draw Term Loan	9/7/2027	442	n/a	—
BVI Medical Inc. (6)	Revolver	3/7/2032	821	n/a	—
C-4 Analytics (7)	Revolver	5/14/2030	1,295	5/14/2030	1,295
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2026	4,650	5/14/2030	4,650
Career Certified, LLC (7)	Delayed Draw Term Loan	2/19/2031	450	n/a	—
Career Certified, LLC (7)	Revolver	2/19/2031	350	n/a	—
CC Amulet Management, LLC (7)	Revolver	8/31/2027	5	8/31/2027	97
Centria Subsidiary Holdings, LLC (7)	Revolver	12/9/2025	1,974	6/9/2027	1,974
Claritas, LLC (7)	Revolver	3/31/2026	1,950	3/31/2026	1,950
Concord III, LLC (7)	Term Loan	12/20/2028	138	12/20/2028	275
ConvenientMD (5)	Revolver	6/15/2027	413	6/15/2029	688
DataVail (7)	Revolver	1/4/2029	183	1/4/2029	(4)
DataVail (7)	Revolver	1/4/2029	100	1/4/2029	192
DataVail	Delayed Draw Term Loan	—	—	1/4/2029	2,128
Duraserv LLC	Delayed Draw Term Loan	—	—	6/10/2031	899
Duraserv LLC (6)	Delayed Draw Term Loan	3/3/2027	1,604	n/a	—
Duraserv LLC (6)	Revolver	6/10/2030	893	6/10/2030	893
Eagle Midco B.V. (Avania) (10)	Delayed Draw Term Loan	7/5/2029	2,892	7/5/2029	2,552
Effective School Solutions LLC (7)	Revolver	11/30/2027	110	n/a	—
Effective School Solutions LLC (7)	Revolver	11/30/2027	35	11/30/2027	348
Efor Holding	Delayed Draw Term Loan	—	—	10/4/2030	120
EMS Buyer, Inc. (7)	Revolver	11/23/2027	147	11/23/2027	147
Envocore Holding, LLC (5)	Revolver	12/31/2027	1,667	12/31/2025	1,806
Eshipping (7)	Revolver	11/5/2027	1,073	11/5/2027	1,150
Essential Services Holding Corporation (6)	Revolver	6/17/2031	744	6/17/2031	929
Essential Services Holding Corporation (6)	Delayed Draw Term Loan	6/17/2030	1,487	6/17/2030	1,487
Evergreen IX Borrower 2023, LLC (6)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (7)	Revolver	10/30/2026	506	10/30/2028	783
Evolution BuyerCo, Inc. (7)	Revolver	4/30/2030	729	4/30/2027	729
Flow Service Partners Intermediate Holdco LLC (7)	Revolver	11/19/2030	560	11/19/2030	800
Flow Service Partners Intermediate Holdco LLC (7)	Delayed Draw Term Loan	11/19/2030	900	11/19/2030	1,350
Formulations Parent Corporation (6)	Revolver	—	—	11/15/2029	1,651
FS Whitewater Borrower, LLC (3)	Delayed Draw Term Loan	3/31/2027	1,744	n/a	—
FS Whitewater Borrower, LLC (6)	Revolver	12/21/2027	690	12/21/2027	690
Galway Borrower, LLC (6)	Revolver	9/30/2027	348	9/30/2028	417
Galway Borrower, LLC (6)	Revolver	9/30/2028	565	9/30/2028	565
Galway Borrower, LLC (6)	Delayed Draw Term Loan	2/7/2026	511	9/30/2028	599
GB Eagle Buyer, Inc. (7)	Revolver	11/29/2030	321	11/29/2030	513
GB Eagle Buyer, Inc. (7)	Delayed Draw Term Loan	11/29/2030	1,282	11/29/2030	1,282
Gener8, LLC (5)	Revolver	2/19/2026	299	8/14/2025	299
GH Parent Holdings Inc.	Delayed Draw Term Loan	—	—	5/4/2027	1,172
GH Parent Holdings Inc. (7)	Revolver	5/4/2029	1,819	5/4/2027	1,819

GrapeTree Medical Staffing, LLC (7)	Revolver	4/30/2026	600	4/30/2026	600
Great Lakes Dental Partners, LLC (7)	Revolver	6/23/2026	100	6/23/2026	100
Guardian Access Solutions (7)	Revolver	8/1/2029	225	8/24/2029	413
Guardian Access Solutions	Delayed Draw Term Loan	—	—	8/24/2029	974
Halo Buyer, Inc. (7)	Revolver	8/7/2029	422	n/a	—
Hamsard 3778 Limited	Delayed Draw Term Loan	10/28/2031	1,476	10/28/2031	1,375
Hercules Borrower LLC (7)	Revolver	12/15/2028	2,222	12/15/2026	2,222
HGH Purchaser, Inc. (6)	Revolver	11/3/2025	387	11/1/2026	1,547
Homecare Partners Management, LLC (7)	Revolver	5/25/2027	557	5/25/2027	249
Homecare Partners Management, LLC	Delayed Draw Term Loan	—	—	6/18/2030	1,836
Hospice Care Buyer, Inc. (7)	Revolver	12/9/2026	637	12/9/2026	660
HS Spa Holdings Inc. (Hand & Stone)	Delayed Draw Term Loan	—	—	6/2/2029	501
HS Spa Holdings Inc. (Hand & Stone) (6)	Revolver	6/2/2028	1,196	6/2/2028	1,209
Hsid Acquisition, LLC (7)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC	Revolver	—	—	6/21/2026	718
Imagenet, LLC (7)	Revolver	12/31/2030	650	12/31/2030	650
Infobase (7)	Revolver	6/14/2028	715	6/14/2028	643
Integrity Marketing Acquisition, LLC (6)	Revolver	8/28/2028	1,409	8/28/2028	1,409
Iris Buyer, LLC (7)	Delayed Draw Term Loan	8/4/2026	1,883	n/a	—
Iris Buyer, LLC	Delayed Draw Term Loan	—	—	10/2/2030	515
Iris Buyer, LLC (7)	Revolver	10/2/2029	1,211	10/2/2029	1,514
IVX Health Merger Sub, Inc. (7)	Revolver	6/7/2030	3,519	6/7/2030	3,519
Jordan Bidco, Ltd. (10)	Delayed Draw Term Loan	2/28/2027	3,559	8/31/2028	3,317
JTM Foods LLC (7)	Revolver	5/14/2027	100	5/14/2027	53
King Mid LLC	Delayed Draw Term Loan	—	—	12/15/2027	1,592
King Mid LLC (7)	Delayed Draw Term Loan	—	—	n/a	—
King Mid LLC	Revolver	—	—	12/15/2027	300
Lash Opco LLC (7)	Revolver	9/18/2027	140	9/18/2025	4
Learn-It Systems, LLC	Revolver	—	—	9/18/2026	900
Lexipol (Ranger Buyer, Inc.) (6)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (7)	Revolver	10/25/2027	153	10/25/2027	153
Lightspeed Buyer, Inc. (7)	Revolver	2/3/2027	1,100	2/3/2027	1,100
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	—	—	2/3/2027	1,250
Lion Cashmere Bidco Limited (5)	Delayed Draw Term Loan	3/23/2028	3,237	3/23/2028	2,856
List Partners, Inc.	Revolver	—	—	6/30/2025	135
Mann Lake Ltd.	Revolver	—	—	1/31/2025	56
Mario Purchaser, LLC (6)	Revolver	4/26/2028	661	4/26/2028	731
Mario Purchaser, LLC	Delayed Draw Term Loan	—	—	4/26/2029	4,305
Marlin DTC-LS Midco 2, LLC (7)	Revolver	7/1/2026	143	7/1/2025	143
MB2 Dental (6)	Delayed Draw Term Loan	2/13/2027	397	2/13/2031	397
MB2 Dental (6)	Revolver	2/13/2031	427	2/13/2031	427
MB2 Dental (6)	Delayed Draw Term Loan	2/13/2026	1,160	2/13/2031	1,698
Medical Review Institute of America (7)	Revolver	7/1/2030	592	7/1/2030	800
Medicus IT (6)	Revolver	6/30/2032	1,100	7/9/2030	1,100
Medicus IT (6)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2030	2,800
MeriCal, LLC (5)	Revolver	11/16/2025	251	11/16/2025	485
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	7/21/2027	1	7/21/2027	1
MHS Acquisition Holdings, LLC (7)	Revolver	7/21/2027	90	7/21/2027	120
Minuteman Security Technologies, Inc.	Delayed Draw Term Loan	—	—	2/2/2029	928
Minuteman Security Technologies, Inc. (7)	Revolver	2/1/2029	1,000	2/2/2029	1,000
Miracle Mile Holdings, LLC (7)	Delayed Draw Term Loan	2/28/2027	5,027	n/a	—
Miracle Mile Holdings, LLC (7)	Revolver	11/1/2028	88	n/a	—
MRI Software LLC	Delayed Draw Term Loan	—	—	2/10/2027	949
MRI Software LLC (7)	Revolver	2/10/2026	1,391	2/10/2026	1,460
MWD Management LLC (United Derm) (7)	Revolver	6/15/2027	800	6/15/2027	720
Net Health Acquisition Corp. (6)	Revolver	n/a	1,705	7/5/2031	1,432
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (5)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
NRG Controls (7)	Revolver	10/28/2030	450	10/28/2030	450
NRG Controls (7)	Delayed Draw Term Loan	10/28/2030	800	10/28/2030	800
Nurture Landscapes	Delayed Draw Term Loan	—	—	6/3/2028	6,243
Odessa Technologies, Inc. (6)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (7)	Revolver	7/6/2028	351	7/6/2028	351
Omega Systems Intermediate Holdings, Inc. (6)	Delayed Draw Term Loan	1/15/2027	1,200	n/a	—
Omega Systems Intermediate Holdings, Inc. (6)	Revolver	1/15/2031	400	n/a	—
Omni Ophthalmic Management Consultants, LLC (7)	Revolver	1/31/2026	323	n/a	—
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	263	12/19/2029	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2025	525	12/19/2029	525
Online Labels Group, LLC (7)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (7)	Revolver	8/10/2027	479	8/10/2027	183
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	4/29/2030	578	4/29/2030	578
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	10/13/2025	35	1/29/2028	890
Patriot Acquisition Topco S.A.R.L (7)	Revolver	1/29/2026	1,643	1/29/2026	1,770
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	—	—	10/14/2028	295
Patriot Growth Insurance Services, LLC (6)	Revolver	10/14/2028	660	10/14/2028	330
PCS Retirement (7)	Revolver	3/1/2030	700	3/1/2030	578
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	798	3/1/2030	860
Pitch MidCo B.V.	Delayed Draw Term Loan	4/26/2028	1,412	4/26/2031	1,484
Plasma Buyer LLC (PathGroup)	Delayed Draw Term Loan	—	—	5/12/2029	54

Plasma Buyer LLC (PathGroup) (6)	Revolver	5/12/2029	4	5/12/2029		357
PPV Intermediate Holdings LLC (Vetcor) (6)	Revolver	8/31/2029	228	8/31/2029		228
Premier Dental Care Management, LLC (6)	Revolver	8/5/2027	2,361	8/5/2027		2,125
Premier Dental Care Management, LLC	Delayed Draw Term Loan	—	—	8/5/2028		2,562
PromptCare Intermediate, LP (7)	Delayed Draw Term Loan	10/20/2025	2,111	4/19/2030		2,111
Pye-Barker Fire & Safety, LLC (6)	Revolver	5/24/2030	2,289	5/24/2030		2,289
Quorum Health Resources (5)	Revolver	5/26/2027	597	5/26/2027		674
Receivable Solutions, Inc. (7)	Revolver	4/1/2026	120	10/1/2025		180
REP Behavioral Health, LLC (7)	Revolver	12/31/2030	1,402	12/31/2030		1,329
REP Behavioral Health, LLC (7)	Delayed Draw Term Loan	12/31/2030	2,500	12/31/2030		2,500
Right Networks, LLC	Revolver	—	—	5/21/2026		233
Right Networks, LLC (7)	Revolver	5/29/2029	570	n/a		—
RN Enterprises, LLC (6)	Revolver	10/17/2031	1,092	10/17/2031		1,106
RN Enterprises, LLC (6)	Delayed Draw Term Loan	10/17/2031	1,965	10/17/2031		2,183
RWA Wealth Partners, LLC. (6)	Revolver	11/15/2030	1,340	11/15/2030		1,400
RWA Wealth Partners, LLC. (6)	Delayed Draw Term Loan	11/15/2030	4,356	11/15/2030		4,641
Safco Dental Supply, LLC (7)	Revolver	3/31/2026	258	6/14/2025		258
Saturn Borrower Inc (7)	Revolver	9/30/2026	1,380	9/30/2026		—
SC MidCo Oy (7)	Delayed Draw Term Loan	3/19/2032	93	n/a		—
Seniorlink Incorporated (7)	Revolver	12/31/2027	458	12/31/2027		458
Seniorlink Incorporated (7)	Revolver	12/31/2027	1,038	12/31/2027		1,038
Slickdeals Holdings, LLC	Revolver	—	—	6/30/2025		727
Smartronix, LLC	Revolver	—	—	11/23/2028		3,290
Smile Doctors LLC (6)	Revolver	12/23/2027	1,262	12/23/2027		1,262
Soltis (7)	Revolver	8/5/2030	500	8/5/2030		500
Soltis (7)	Delayed Draw Term Loan	8/5/2026	1,638	8/5/2030		2,600
Solvias AG (6)	Revolver	2/27/2032	3,285	n/a		—
SQAD Holdco, Inc. (7)	Revolver	4/25/2028	1,050	4/25/2028		1,050
Stepping Stones Healthcare Services, LLC (6)	Revolver	12/30/2026	1,887	12/30/2026		1,887
Stepping Stones Healthcare Services, LLC (6)	Delayed Draw Term Loan	4/25/2026	2,735	12/30/2028		3,396
Strata Information Group, Inc. (6)	Revolver	12/31/2030	700	12/31/2030		350
Strata Information Group, Inc. (6)	Delayed Draw Term Loan	12/31/2030	882	12/31/2030		1,200
Summit 7 Systems, LLC (7)	Revolver	5/23/2028	594	5/23/2028		264
Sun Acquirer Corp. (6)	Revolver	9/8/2027	1,812	9/5/2027		1,812
Sydney US Buyer Corp. (3B Scientific) (10)	Delayed Draw Term Loan	12/14/2026	3,690	7/8/2029		3,960
Sydney US Buyer Corp. (3B Scientific)	Delayed Draw Term Loan	—	—	7/8/2029		25
Teal Acquisition Co., Inc	Revolver	9/22/2026	—	9/22/2026		182
Team Select (CSC TS Merger SUB, LLC) (7)	Revolver	5/4/2029	650	5/4/2029		650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	6/17/2030	800	6/17/2030		800
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	5/4/2029	600	5/4/2029		840
The Hilb Group, LLC (6)	Revolver	12/2/2025	1,547	10/31/2031		1,547
The Hilb Group, LLC (6)	Delayed Draw Term Loan	10/31/2026	2,797	10/31/2031		3,341
TMA Buyer, LLC	Revolver	—	—	9/30/2027		385
Transportation Insight, LLC (5)	Revolver	6/18/2027	54	6/18/2027		412
TriStrux, LLC (7)	Revolver	12/15/2026	97	12/15/2026		97
UHY Advisors , Inc. (6)	Revolver	11/21/2031	1,107	11/21/2031		1,200
UHY Advisors , Inc. (6)	Delayed Draw Term Loan	11/21/2031	4,287	11/21/2031		4,575
Unifeye Vision Partners (7)	Revolver	9/13/2027	1,360	9/15/2025		453
USA Hometown Experts, Inc. (7)	Revolver	11/8/2029	720	11/8/2029		720
USA Hometown Experts, Inc.	Delayed Draw Term Loan	—	—	11/8/2029		2,450
Vantage Insurance Partners, Inc. (7)	Revolver	12/22/2028	698	12/22/2028		698
Vantage Insurance Partners, Inc. (7)	Delayed Draw Term Loan	—	—	12/22/2028		4,600
Vital Care Buyer, LLC (6)	Revolver	7/30/2031	283	7/30/2031		283
WCT Group Holdings, LLC (6)	Revolver	12/12/2029	457	12/12/2029		457
Winxnet Holdings LLC (7)	Revolver	6/30/2026	650	12/29/2025		244
A&A Global Imports, LLC	Revolver	6/1/2026	—	6/1/2026		0
Annuity Health	Term Loan	2/8/2029	—	2/8/2029		0
Blue Mantis (6)	Delayed Draw Term Loan	4/24/2027	3,656	—	—	—
Cary Street Partners Financial LLC (7)	Delayed Draw Term Loan	5/30/2027	2,850	—	—	—
Cary Street Partners Financial LLC (7)	Revolver	5/30/2031	350	—	—	—
GH Parent Holdings Inc. (7)	Delayed Draw Term Loan	5/4/2029	4,752	—	—	—
iLending LLC (7)	Revolver	12/21/2028	359	—	—	—
King Mid LLC (7)	Delayed Draw Term Loan	4/23/2031	5,527	—	—	—
King Mid LLC (7)	Revolver	4/23/2027	1,400	—	—	—
Landscape Workshop, LLC (6)	Delayed Draw Term Loan	5/16/2027	2,820	—	—	—
Landscape Workshop, LLC (6)	Revolver	5/16/2031	2,011	—	—	—
Medicus IT (6)	Delayed Draw Term Loan	6/30/2027	157	—	—	—
Medicus IT (6)	Revolver	11/18/2025	530	—	—	—
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	1/2/2026	864	—	—	—
Ruffalo Noel Levitz, LLC (7)	Revolver	12/31/2026	66	—	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	9/4/2026	1,000	—	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Revolver	5/4/2029	400	—	—	—
Arrow Management Acquisition, LLC (6)	Delayed Draw Term Loan	7/25/2027	4,581	—	—	—
Arrow Management Acquisition, LLC (6)	Revolver	7/25/2032	1,527	—	—	—
Bandon Fitness (Texas) Inc.	Delayed Draw Term Loan	—	—	—	—	—
Everlast Parent Inc.	Delayed Draw Term Loan	—	—	—	—	—
Headlands Buyer, Inc. (7)	Delayed Draw Term Loan	9/29/2027	687	—	—	—
Headlands Buyer, Inc. (7)	Revolver	9/29/2032	321	—	—	—
New Era Technology, Inc. (7)	Revolver	6/30/2030	357	—	—	—

Pi Buyer, LLC (6)	Delayed Draw Term Loan	8/29/2027	1,450	—	—	—
Pi Buyer, LLC (6)	Revolver	8/29/2032	500	—	—	—
Slickdeals Holdings, LLC (7)	Revolver	6/30/2030	582	—	—	—
Staff Boom, LLC (7)	Revolver	9/19/2031	450	—	—	—
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	7/29/2027	2,450	—	—	—
WCT Group Holdings, LLC (7)	Delayed Draw Term Loan	8/25/2027	1,943	—	—	—
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	229	—	—	—

Total			$212,503			$212,459

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2025 and December 31, 2024.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
August 13, 2025	September 30, 2025	October 15, 2025	Regular	$0.42
May 8, 2025	June 30, 2025	July 15, 2025	Regular	$0.42
February 12, 2025	August 29, 2025	September 15, 2025	Special	$0.05
February 12, 2025	May 30, 2025	June 14, 2025	Special	$0.05
February 12, 2025	March 31, 2025	April 15, 2025	Regular	$0.42
February 12, 2025	February 28, 2025	March 14, 2025	Special	$0.05
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09

At September 30, 2025 and December 31, 2024, Crescent, Sun Life and other related parties owned 8.82% and 8.75%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2025 and December 31, 2024, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Net increase (decrease) in net assets resulting from operations	$7,102	$15,268	$26,019	$63,658
Weighted average common shares outstanding	37,060,595	37,061,547	37,061,226	37,061,547
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.19	$0.41	$0.70	$1.72

Note 11. Income Taxes

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of September 30, 2025	As of December 31, 2024
Tax Cost		$1,636,122	$1,663,941
Gross Unrealized Appreciation		$63,451	$40,639
Gross Unrealized Depreciation		(124,271)	(100,760)
	Net Unrealized Investment Appreciation (Depreciation)	$(60,820)	$(60,121)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Income tax (benefit) provision	$-	$155	$6	$155
Excise tax (benefit) provision	281	500	1,176	1,300
Provision (benefit) for income and excise taxes	$281	$655	$1,182	$1,455

As of September 30, 2025 and December 31, 2024, $1,279 and $1,408, respectively, of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	(56)	-	464
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$-	$(56)	$-	$464

As of September 30, 2025 and December 31, 2024, $181 and $746, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of September 30, 2025 and December 31, 2024, $181 and $746, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the nine months ended September 30,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$19.98	$20.04
Net investment income after tax	1.36	1.85
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(0.66)	(0.13)
Net increase (decrease) in net assets resulting from operations	0.70	1.72
Distributions declared from net investment income(2)	(1.41)	(1.55)
Effects of rounding	0.01	(0.01)
Total increase (decrease) in net assets	(0.70)	0.16
Net asset value, end of period	$19.28	$20.20
Shares outstanding, end of period	37,039,657	37,061,547
Market value, end of period	$14.26	$18.50
Weighted average shares outstanding	37,061,226	37,061,547
Total return based on market value (3)	(18.94%)	15.88%
Total return based on net asset value (4)	3.55%	8.53%
Ratio/Supplemental Data:
Net assets, end of period	$714,075	$748,807
Ratio of total net expenses to average net assets(5)(6)	13.99%	14.69%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	4.00%	3.63%
Ratio of net investment income before taxes to average net assets (6)	9.50%	12.49%
Ratio of interest and credit facility expenses to average net assets (6)	8.03%	8.50%
Ratio of net incentive fees to average net assets (6)	1.95%	2.57%
Portfolio turnover (7)	14.74%	16.56%
Asset coverage ratio	180%	186%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.02% and 14.60% for the nine months ended September 30, 2025 and 2024, respectively, on an annualized basis.

(6) Annualized.

(7) Not annualized.

Note 13. Stock Repurchase Program

On August 7, 2025, the Company’s Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $20,000 of its common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Repurchase Program"). The timing, manner, price and amount of any stock repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The current expiration date of the Repurchase Program is September 30, 2026. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

For the three and nine months ended September 30, 2025, the Company repurchased 21,890 shares totaling $333 or $15.23 per share. There were no share repurchases for the three and nine months ended September 30, 2024.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2025 and for the three months and nine months ended September 30, 2025.

On October 30, 2025, the Company entered into a Fourth Supplement to Note Purchase Agreement (the "Supplement") with the qualified institutional investors named therein governing the issuance of (a) $67,500 5.87% senior unsecured notes due February 13, 2029 (the “Tranche A Notes”), (b) $67,500 6.20% senior unsecured notes due February 13, 2031 (the “Tranche B Notes”) and (c) $50,000 5.97% senior unsecured notes due May 22, 2029 (the “Tranche C Notes”, and together with the Tranche A and Tranche B Notes, the "Series 2025A Notes"). The Supplement supplements the Master Note Purchase Agreement, dated July 30, 2020, as amended through the date of the Supplement, by and among the Company and the purchasers party thereto. Interest on the Series 2025A Notes will be payable semiannually, on the 13th day of February and August in each year, commencing with February 13, 2026. The issuance of the Tranche A and B Notes is expected to occur on February 13, 2026 and of the Tranche C Notes on May 22, 2026. The Company intends to use the net proceeds from the issuance of the Series 2025A Notes to repay outstanding indebtedness.

On November 6, 2025, the Company's Board of Directors declared a regular fourth quarter cash dividend of $0.42 per share, which will be paid on January 15, 2026 to stockholders of record as of December 31, 2025.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$352.8	22.2%	$379.7	23.7%
Unitranche First Lien	1,039.8	65.8	1,044.1	65.3
Unitranche First Lien - Last Out	26.2	1.7	14.8	0.9
Senior Secured Second Lien	18.7	1.2	38.5	2.4
Unsecured Debt	19.5	1.2	17.5	1.1
Equity & Other	84.7	5.4	64.9	4.1
LLC/LP Equity Interests	39.0	2.5	39.4	2.5
Total investments	$1,580.7	100.0%	$1,598.9	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
New investments at cost:
Senior Secured First Lien	$17.8	$17.8	60.3	$81.9
Unitranche First Lien	41.5	53.2	149.2	169.3
Unitranche First Lien - Last Out	0.1	—	9.8	—
Senior Secured Second Lien	—	—	—	—
Unsecured Debt	—	1.6	—	11.9
Equity & Other	14.5	0.1	16.8	2.7
LLC/LP Equity Interests	—	—	—	—
Total	$73.9	$72.7	$236.1	$265.8
Proceeds from investments sold or repaid:
Senior Secured First Lien	$43.9	$44.0	$84.5	$100.7
Unitranche First Lien	36.9	37.8	147.5	131.9
Unitranche First Lien - Last Out	—	—	—	8.4
Senior Secured Second Lien	4.9	8.9	21.9	14.3
Unsecured Debt	—	—	—	—
Equity & Other	—	—	—	0.9
LLC/LP Equity Interests	0.3	1.6	2.8	7.0
Total	$86.0	$92.3	$256.7	$263.2
Net increase (decrease) in portfolio	$(12.1)	$(19.6)	$(20.6)	$2.6

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	10.4%	10.9%
Percentage of debt bearing a floating rate (at fair value)	97.4%	97.3%
Percentage of debt bearing a fixed rate (at fair value)	2.6%	2.7%
Number of portfolio companies	187	185
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of September 30, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,443.9	96.7%	$1,433.3	98.4%	$1,492.7	97.8%	$1,480.7	99.1%
Non-Accrual	50.0	3.3%	23.7	1.6%	34.3	2.2%	13.5	0.9%
Total	$1,493.9	100.0%	$1,457.0	100.0%	$1,527.0	100.0%	$1,494.2	100.0%

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

As of September 30, 2025, we had investments in ten portfolio companies on non-accrual status, which represented 3.3% and 1.6% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had investments in nine portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2025 and December 31, 2024.

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

($ in millions)	As of September 30, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	66.0	4.2%	29.9	1.9%
2	1,307.4	82.7	1,360.9	85.0
3	164.6	10.4	194.6	12.2
4	31.7	2.0	12.0	0.8
5	11.0	0.7	1.5	0.1
Total	1,580.7	100.0%	1,598.9	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$41.4	$51.6	$126.5	$150.9
Total net expenses, including taxes	24.5	28.1	76.1	82.4
Net investment income	$16.9	$23.5	$50.4	$68.5
Net realized gain (loss) on investments and forward contracts	(5.0)	3.8	(14.4)	(0.5)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(4.8)	(11.9)	(10.0)	(4.8)
Net realized and unrealized gains (losses)	$(9.8)	$(8.1)	$(24.4)	$(5.3)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	-	(0.1)	-	0.5
Net increase (decrease) in net assets resulting from operations	$7.1	$15.3	$26.0	$63.7

Investment Income

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Interest from investments	$38.8	$47.8	$118.7	$139.6
Dividend income	2.2	3.0	5.5	8.9
Other income	0.4	0.8	2.3	2.4
Total investment income	$41.4	$51.6	$126.5	$150.9

Interest income, which includes amortization of upfront fees, decreased from $47.8 million for the three months ended September 30, 2024, to $38.8 million for the nine months ended September 30, 2025, primarily due to a decline in benchmark rates and restructurings of certain debt investments. Included in interest from investments for the three months ended September 30, 2025 and 2024 are $0.3 million and $1.4 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $3.0 million for the three months ended September 30, 2024 to $2.2 million for the three months ended September 30, 2025 due to lower dividend income from our investment in First Eagle Logan JV, LLC. For the three months ended September 30, 2025 and 2024, we recorded $0.4 million and $0.8 million of other income related to one-time arranger fees, respectively.

Interest income, which includes amortization of upfront fees, decreased from $139.6 million for the nine months ended September 30, 2024, to $118.7 million for the nine months ended September 30, 2025, primarily due to a decline in benchmark rates and restructurings of certain debt investments. Included in interest from investments for the nine months ended September 30, 2025 and 2024 are $2.0 million and $3.2 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $8.9 million for the nine months ended September 30, 2024 to $5.5 million for the nine months ended September 30, 2025 due to lower dividend income from our investment in First Eagle Logan JV, LLC. For the nine months ended September 30, 2025 and 2024, we recorded $2.3 million and $2.4 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Interest and other debt financing costs	$13.9	$16.1	$43.6	$47.6
Management fees, net of waiver	5.1	5.1	15.3	15.0
Income based incentive fees, net of waiver	3.6	4.9	10.6	14.4
Professional fees	0.5	0.6	2.2	1.5
Directors’ fees	0.2	0.2	0.5	0.5
Other general and administrative expenses	0.9	0.5	2.7	1.9
Total net expenses	$24.2	$27.4	$74.9	$80.9
Provision for income and excise taxes	0.3	0.7	1.2	1.5
Total net expenses, including taxes	$24.5	$28.1	$76.1	$82.4

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended September 30, 2025 and 2024 interest and other debt financing costs were $13.9 million and $16.1 million, respectively. For the nine months ended September 30, 2025 and 2024 interest and other debt financing costs were $43.6 million and $47.6 million, respectively. The decrease in interest and other debt financing costs was due to lower weighted average cost of debt related to a decline in benchmark rates. This decrease was partially offset by higher weighted average outstanding balances and the accelerated amortization of deferred financing costs related to amendments to our credit facilities.

Base Management Fees

For the three months ended September 30, 2025 and 2024, we incurred management fees, net of waivers, of $5.1 million and $5.1 million, respectively. For the nine months ended September 30, 2025 and 2024 we incurred management fees, net of waivers, of $15.3 and $15.0 million, respectively.

Incentive Fees

For the three months ended September 30, 2025 and 2024, we incurred income based incentive fees, net of waivers, of $3.6 million and $4.9 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred income based incentive fees, net of waivers, of $10.6 million and $14.4 million, respectively. The decrease in net incentive fees was driven by lower pre-incentive fee net investment income.

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

For the three months ended September 30, 2025 and 2024, professional fees were $0.5 million and $0.6 million, respectively. For the nine months ended September 30, 2025 and 2024, professional fees were $2.2 million and $1.5 million, respectively. The increase is primarily related to higher costs related to regulatory compliance.

For the three months ended September 30, 2025 and 2024, other general and administrative expenses were $0.9 million and $0.5 million, respectively. For the nine months ended September 30, 2025 and 2024, other general and administrative expenses were $2.7 million and $1.9 million, respectively. The increase is related to higher costs primarily related to certain administrative fees.

Income and Excise Taxes

For the three months ended September 30, 2025 and 2024, we expensed income and excise taxes of $0.3 million and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, we expensed income and excise taxes of $1.2 million and $1.5 million, respectively.

Net Investment Income

For the three months ended September 30, 2025 and 2024, net investment income was $16.9 million or $0.46 per share and $23.5 million or $0.64 per share, respectively. For the nine months ended September 30, 2025 and 2024, net investment income was $50.4 million or $1.36 per share and $68.5 million or $1.85 per share, respectively. The decrease in the per share net investment income was due to lower investment income earned.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Realized losses on non-controlled and non-affiliated investments	$(3.0)	$—	$(8.5)	$(10.5)
Realized gains on non-controlled and non-affiliated investments	0.1	2.3	0.1	5.8
Realized losses on non-controlled and affiliated investments	(2.0)	(5.0)	(2.0)	(5.0)
Realized gains on non-controlled and affiliated investments	—	—	—	—
Realized losses on controlled investments	—	—	(3.8)	—
Realized gains on controlled investments	—	6.4	—	6.4
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	—	—	—	3.2
Realized losses on foreign currency transactions	(0.1)	—	(0.2)	(0.5)
Realized gains on foreign currency transactions	—	0.1	—	0.1
Net realized gains (losses) on investments	$(5.0)	$3.8	$(14.4)	$(0.5)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(10.5)	$(13.2)	$(47.0)	$(21.5)
Change in unrealized appreciation on non-controlled and non-affiliated investments	1.7	12.5	32.2	32.0
Change in unrealized depreciation on foreign currency translation	—	—	—	—
Change in unrealized appreciation on foreign currency translation	—	(3.1)	—	(2.2)
Change in unrealized depreciation on non-controlled and affiliated investments	(8.3)	(1.1)	(11.9)	(0.9)
Change in unrealized appreciation on non-controlled and affiliated investments	10.9	5.7	14.1	6.7
Change in unrealized depreciation on controlled and affiliated investments	—	(11.4)	0.1	(15.3)
Change in unrealized appreciation on controlled and affiliated investments	0.4	—	7.5	—
Change in unrealized depreciation on foreign currency forwards	1.0	—	(5.0)	—
Change in unrealized appreciation on foreign currency forwards	—	(1.4)	—	(3.7)
Net unrealized appreciation (depreciation) on investments	$(4.8)	$(12.0)	$(10.0)	$(4.9)
Net realized and unrealized gains (losses) on investments	$(9.8)	$(8.2)	$(24.4)	$(5.4)

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

During the nine months ended September 30, 2025 and 2024, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $74.1 million and $77.5 million, respectively.

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

As of September 30, 2025, we had $27.8 million in cash and cash equivalents and restricted cash and cash equivalents and $239.8 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of September 30, 2025, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2025, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	September 30, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$400.0	$326.9	$73.1	$326.9	$500.0	$344.9	$155.1	$344.9
SMBC Corporate Revolving Facility	310.0	143.3	166.7	143.3	310.0	242.6	67.4	242.6
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	35.0	—	35.0	35.0	—	35.0	—
Series 2024A Unsecured Notes - 2030	80.0	80.0	—	80.0	80.0	—	80.0	—
Total Debt	$1,121.6	$881.8	$239.8	$881.8	$1,221.6	$884.1	$337.5	$884.1

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and 2024 was 6.52% and 7.23%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2025 and 2024 was $895.0 million and $878.9 million, respectively. As of September 30, 2025 and December 31, 2024, the weighted average cost of debt was 5.99% and 6.38%, respectively.

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

The summary of costs incurred in connection with our credit facilities and unsecured debt is presented below:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$13.0	$15.3	$40.0	$44.8
Unused facility fees	0.3	0.3	0.9	1.1
Amortization of financing costs	0.6	0.5	2.8	1.7
Total interest and credit facility expenses	$13.9	$16.1	$43.7	$47.6
Weighted average outstanding balance	$883.9	$898.0	$895.0	$878.9

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

As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 180% and 183%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024, we had aggregate unfunded commitments totaling $212.5 million and $212.5 million, respectively.

RECENT DEVELOPMENTS

On October 30, 2025, we entered into a Fourth Supplement to Note Purchase Agreement (the “Supplement”) with the qualified institutional investors named therein governing the issuance of (a) $67.5 million 5.87% senior unsecured notes due February 13, 2029 (the “Tranche A Notes”), (b) $67.5 million 6.20% senior unsecured notes due February 13, 2031 (the “Tranche B Notes”) and (c) $50.0 million 5.97% senior unsecured notes due May 22, 2029 (the “Tranche C Notes”, and together with the Tranche A and Tranche B Notes, the "Series 2025A Notes"). The Supplement supplements the Master Note Purchase Agreement, dated July 30, 2020, as amended through the date of the Supplement, by and among the Company and the purchasers party thereto. Interest on the Series 2025A Notes will be payable semiannually, on the 13th day of February and August in each year, commencing with February 13, 2026. The issuance of the Tranche A and B Notes is expected to occur on February 13, 2026 and of the Tranche C Notes on May 22, 2026. We intend to use the net proceeds from the issuance of the Series 2025A Notes to repay outstanding indebtedness.

On November 6, 2025, our Board of Directors declared a regular fourth quarter cash dividend of $0.42 per share, which will be paid on January 15, 2026 to stockholders of record as of December 31, 2025.

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

As of September 30, 2025, 97.4% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.3	4.7	9.6
Up 75 basis points	10.7	3.5	7.2
Up 50 basis points	7.2	2.4	4.8
Up 25 basis points	3.6	1.2	2.4
Down 25 basis points	(3.6)	(1.2)	(2.4)
Down 50 basis points	(7.2)	(2.4)	(4.8)
Down 75 basis points	(10.7)	(3.5)	(7.2)
Down 100 basis points	(14.3)	(4.7)	(9.6)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2025, we had £16.9 million, CHF 18.7 million, AUD $44.8, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £16.9 million, CHF 19.2 million, AUD $46.5, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2025, our Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $20.0 million of our common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Repurchase Program"). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The current expiration date of the Repurchase Program is September 30, 2026. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

For the three and nine months ended September 30, 2025, the Company repurchased 21,890 shares totaling $0.3 million or $15.23 per share. There were no share repurchases for the three and nine months ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Crescent Capital BDC, Inc.

Date: November 12, 2025	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 12, 2025	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer