Form 10-K
period 2025-12-31
Crescent Capital BDC, Inc.
filed 2026-02-25
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

☒

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at February 25, 2026 was 36,922,692

The aggregate market value of the voting common equity held by non-affiliates of the registrant, was $346.9 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III.

CRESCENT CAPITAL BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by Adviser as Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
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

About Crescent

Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed Crescent, an employee-owned, registered investment adviser. Crescent is a global credit investment manager with approximately $50 billion of assets under management. With its headquarters in Los Angeles, Crescent has over 250 employees based in six offices in the U.S. and Europe. Messrs. Attanasio and Chapus head Crescent’s management committee, which oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). As a result of the Sun Life Transaction, Crescent became a part of SLC Management, the institutional alternatives and traditional asset management business of Sun Life. There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

On February 22, 2021, the Adviser notified the Board of Directors of its intent to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver became effective on July 31, 2021 and, pursuant to an extension of the waiver announced on October 4, 2022, continued through December 31, 2023. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued as a result of its investments in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP.

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

Term

The Investment Advisory Agreement has been unanimously approved by the Board. Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect until March 31, 2026 and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Investment Advisory Agreement will automatically terminate in the event of its assignment (as defined in the 1940 Act). The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. See “Item 1A. Risk Factors—Risks Relating to our Business and Structure—We are dependent upon key personnel of Crescent and the Adviser.”

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
•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We may, however, invest alongside Crescent’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions and requirements are met, including that Crescent, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our investment adviser, as the Board's valuation designee (in such capacity, the “Valuation Designee”), will determine the fair value of these loans and securities as described below in “-Risks Relating to our Business and Structure - The majority of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.” Each of the interested members of our Board has an indirect pecuniary interest in our investment adviser. The participation of our investment adviser’s investment professionals in our valuation process, and the pecuniary interest in our investment adviser by certain members of our Board, could result in a conflict of interest as our investment adviser’s management fee is based, in part, on the value of our net assets, and our incentive fees will be based, in part, on realized gains and realized and unrealized losses.

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

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. In addition, because the relevant provisions of the Code may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

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

The majority of our portfolio investments are recorded at fair value as determined in good faith by the Adviser as Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments are in the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined by the Adviser as Valuation Designee in good faith in accordance with Rule 2a-5 and subject to the oversight of our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the FASB Accounting Standards Codification, Fair Value Measurements and Disclosures (ASC Topic 820). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Adviser as Valuation Designee subject to the oversight of our Board and not by such third-party valuation firm. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors.

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

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party artificial intelligence and machine learning technology applications and users. The use of artificial intelligence and machine learning technology by our and our portfolio companies’ competitors may adversely affect our and our portfolio companies’ performance.

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

There have recently been significant changes to U.S. trade policies, treaties and tariffs, and there is ongoing discussion and commentary regarding further potential changes. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined by the Valuation Designee, as described above in “- Risks Relating to our Business and Structure - The majority of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.”

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate its valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of its valuation process that its investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

We may be subject to risks under hedging transactions and may become subject to risk if we invest in non-U.S. securities.

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

We may invest in significant risk transfer securities, or other similar synthetic instruments, issued by banks or other financial institutions.

Significant risk transfer (“SRT”) securities, or other similar synthetic instruments, typically enable a bank, other financial institution or issuer to transfer the credit risk associated with a pool of underlying obligations (or “reference assets”) to investors, such as us, and are subject to, among other risks, the credit risks associated with the applicable reference assets. In connection with an investment in SRT securities or other similar synthetic instruments, we may have a contractual relationship only with the counterparty of such synthetic instrument, and not with the reference obligor of the reference asset. Accordingly, we generally will have no right to directly enforce compliance by the reference obligor with the terms of the reference asset nor will we have any rights of setoff against the reference obligor or rights with respect to the reference asset. We will not directly benefit from the collateral supporting the reference asset and will not have the benefit of the remedies that would normally be available to a holder of such reference asset. In addition, in the event of the insolvency of the counterparty, we may be treated as a general creditor of such counterparty, and will not have any claim with respect to the reference asset. SRT transactions are typically linked to a first-loss or mezzanine tranche of a larger portfolio; accordingly, an exposure to that portfolio would be leveraged.

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

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their businesses. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial conditions, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies.

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

Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our common stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each stockholder is responsible for determining its filing obligations and preparing the filings. In addition, our common stockholders who hold more than 10% of a class of our common shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

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
•
uncertainty regarding U.S. immigration and work permit policies;
•
loss of a major funding source; and
•
an increase in negative global media coverage relating to the private credit industry.

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

The CCO and Crescent also review key service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems which have the potential to subject the Company to information technology vulnerabilities and receive reports from the service providers regarding any cybersecurity threats and incidents. As part of the oversight of the Company’s key service providers, Crescent engages a third-party consultant to conduct a cybersecurity assessment and preparedness analysis on such service providers on an ongoing basis. The CCO and the Head of Information Technology provide regular reports to the Board of Directors regarding significant risks to the Company, including, among others, those relating to cybersecurity. In addition, the CCO will inform the Board of Directors regarding any material cybersecurity matters as they arise. The Company has also adopted policies and procedures designed to ensure the timely disclosure of any material cybersecurity incidents.

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

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net	Low Sales Price Premium (Discount) to Net	Cash Dividend
Period	Value (1)	High	Low	Asset Value (2)	Asset Value (2)	Per Share (3)
Year ended December 31, 2023
First Quarter	$19.38	$15.79	$13.26	(18.5)%	(31.6)%	$0.41
Second Quarter	$19.58	$15.14	$13.23	(22.7)%	(32.4)%	$0.41
Third Quarter	$19.70	$17.43	$15.59	(11.5)%	(20.9)%	$0.49	(4)
Fourth Quarter	$20.04	$17.95	$15.45	(10.4)%	(22.9)%	$0.50	(5)
Year ended December 31, 2024
First Quarter	$20.28	$17.66	$16.03	(12.9)%	(21.0)%	$0.51	(6)
Second Quarter	$20.30	$19.10	$16.96	(5.9)%	(16.5)%	$0.53	(7)
Third Quarter	$20.20	$19.44	$17.47	(3.8)%	(13.5)%	$0.51	(8)
Fourth Quarter	$19.98	$19.98	$17.55	0.0%	(12.2)%	$0.49	(9)
Year ended December 31, 2025
First Quarter	$19.62	$20.00	$16.82	1.9%	(14.3)%	$0.47	(10)
Second Quarter	$19.55	$17.13	$14.10	(12.4)%	(27.9)%	$0.47	(10)
Third Quarter	$19.28	$15.94	$14.10	(17.3)%	(26.9)%	$0.47	(10)
Fourth Quarter	$19.10	$15.02	$13.16	(21.4)%	(31.1)%	$0.42
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
(10)
Consists of a regular quarterly dividend of $0.42 per share and supplemental dividend of $0.05 per share.

The last reported price for our common stock on February 24, 2026 was $12.88 per share, which represented a 32.6% discount to our NAV as of December 31, 2025.

Stock Performance Graph

This graph compares the stockholder return on our common stock from February 3, 2020 (the date our common stock commenced trading on NASDAQ) to December 31, 2025 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. This graph assumes that on February 3, 2020, $100 was invested in our common stock, Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock performance included in the below graph is not necessarily indicative of future stock performance.

Holders

As of December 31, 2025, there were 30 holders of record of our common stock (excluding Cede & Co).

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

The following tables summarize our dividends declared and payable for the years ended December 31, 2025, 2024, and 2023:

($ in millions except per share amounts)

Date Declared	Record Date	Payment Date (1)	Per Share Amount	Total Amount
November 6, 2025	December 31, 2025	January 15, 2026	$0.42	$15.5
August 13, 2025	September 30, 2025	October 15, 2025	$0.42	$15.6
May 8, 2025	June 30, 2025	July 15, 2025	$0.42	$15.6
February 12, 2025	August 29, 2025	September 15, 2025	$0.05	$1.9
February 12, 2025	May 30, 2025	June 13, 2025	$0.05	$1.9
February 12, 2025	March 31, 2025	April 15, 2025	$0.42	$15.6
February 12, 2025	February 28, 2025	March 14, 2025	$0.05	$1.9
November 12, 2024	November 29, 2024	December 16, 2024	$0.07	$2.6
August 12, 2024	September 30, 2024	October 15, 2024	$0.42	$15.6
August 12, 2024	August 30, 2024	September 16, 2024	$0.09	$3.3
May 8, 2024	June 28, 2024	July 15, 2024	$0.42	$15.6
May 8, 2024	May 31, 2024	June 17, 2024	$0.11	$4.1
February 21, 2024	March 27, 2024	April 15, 2024	$0.41	$15.2
February 21, 2024	February 29, 2024	March 15, 2024	$0.10	$3.7
November 2, 2023	December 29, 2023	January 16, 2024	$0.41	$15.2
November 2, 2023	November 30, 2023	December 15, 2023	$0.09	$3.3
August 3, 2023	September 29, 2023	October 16, 2023	$0.41	$15.2
August 3, 2023	August 31, 2023	September 15, 2023	$0.08	$3.0
May 4, 2023	June 30, 2023	July 17, 2023	$0.41	$15.2
February 16, 2023	March 31, 2023	April 17, 2023	$0.41	$15.2
November 4, 2022	December 31, 2022	January 17, 2023	$0.41	$12.6
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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2025		As of December 31, 2024
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$350.8	22.4%	$379.7	23.7%
Unitranche First Lien	1,047.8	66.7	1,044.1	65.3
Unitranche First Lien - Last Out	26.2	1.7	14.8	0.9
Senior Secured Second Lien	12.2	0.8	38.5	2.4
Unsecured Debt	19.0	1.2	17.5	1.1
Equity & Other	77.2	4.9	64.9	4.1
LLC/LP Equity Interests	36.2	2.3	39.4	2.5
Total investments	$1,569.4	100.0%	$1,598.9	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the years ended
	December 31, 2025	December 31, 2024
New investments at cost:
Senior Secured First Lien	$76.4	$107.0
Unitranche First Lien	203.9	263.7
Unitranche First Lien - Last Out	9.8	9.0
Senior Secured Second Lien	—	—
Unsecured Debt	—	10.3
Equity & Other	16.8	5.0
LLC/LP Equity Interests	—	—
Total	$306.9	$395.0
Proceeds from investments sold or repaid:
Senior Secured First Lien	$97.0	$145.8
Unitranche First Lien	195.1	192.1
Unitranche First Lien - Last Out	0.1	7.6
Senior Secured Second Lien	29.4	16.5
Unsecured Debt	1.3	—
Equity & Other	8.4	—
LLC/LP Equity Interests	3.5	9.1
Total	$334.8	$371.1
Net increase (decrease) in portfolio	$(27.9)	$23.9

The following table presents certain selected information regarding our investment portfolio:

	As of December 31, 2025	As of December 31, 2024
Weighted average yield on income producing securities (at cost) (1)	10.0%	10.9%
Percentage of debt bearing a floating rate (at fair value)	98.0%	97.3%
Percentage of debt bearing a fixed rate (at fair value)	2.0%	2.7%
Number of portfolio companies	184	185
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of December 31, 2025				As of December 31, 2024
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,435.9	95.9%	$1,427.2	98.0%	$1,492.7	97.8%	$1,480.7	99.1%
Non-Accrual	61.8	4.1%	28.8	2.0%	34.3	2.2%	13.5	0.9%
Total	$1,497.7	100.0%	$1,456.0	100.0%	$1,527.0	100.0%	$1,494.2	100.0%

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

As of December 31, 2025, we had eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had seven portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2025 and 2024.

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

($ in millions)	As of December 31, 2025		As of December 31, 2024
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	67.9	4.3%	29.9	1.9%
2	1,290.2	82.2	1,360.9	85.0
3	165.5	10.5	194.6	12.2
4	33.8	2.2	12.0	0.8
5	12.0	0.8	1.5	0.1
Total	1,569.4	100.0%	1,598.9	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the years ended December 31,
	2025	2024
Total investment income	$167.3	$197.4
Total net expenses, including taxes	100.4	108.4
Net investment income	$66.9	$89.0
Net realized gain (loss) on investments and forward contracts	(11.2)	(3.7)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(21.2)	(12.2)
Net realized and unrealized gains (losses)	$(32.4)	$(15.9)
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	-	0.5
Net increase (decrease) in net assets resulting from operations	$34.5	$73.6

Investment Income

(in $ millions)	For the years ended December 31,
	2025	2024
Interest from investments	$156.4	$183.0
Dividend income	7.7	11.3
Other income	3.2	3.1
Total investment income	$167.3	$197.4

Interest income, which includes amortization of upfront fees, decreased from $183.0 million for the year ended December 31, 2024 to $156.4 million for the year ended December 31, 2025. The decrease was primarily due to a decrease in the benchmark rates and restructurings of certain debt investments. Included in interest from investments for the years ended December 31, 2025 and December 31, 2024 are $2.3 million and $3.7 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $11.3 million for the years ended December 31, 2024 to $7.7 million for the year ended December 31, 2025 primarily due to lower dividend distributions from our investment in First Eagle Logan JV, LLC. For the years ended December 31, 2025 and December 31, 2024, we recorded $3.2 million and $3.1 million of other income, respectively. The increase is attributable to higher origination-related fee income.

Expenses

(in $ millions)	For the years ended December 31,
	2025	2024
Interest and other debt financing costs	$57.5	$62.8
Management fees, net of waiver	20.3	20.1
Income based incentive fees, net of waiver	14.1	18.7
Professional fees	2.8	2.0
Directors’ fees	0.6	0.6
Other general and administrative expenses	3.4	2.6
Total net expenses	$98.7	$106.8
Provision for income and excise taxes	1.7	1.6
Total	$100.4	$108.4

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the years ended December 31, 2025 and December 31, 2024 interest and other debt financing costs were $57.5 million and $62.8 million, respectively. The decrease in interest and other debt financing costs was primarily due to a decrease in the benchmark rates.

Base Management Fees

For the years ended December 31, 2025 and December 31, 2024, we incurred management fees, net of waivers, of $20.3 million and $20.1 million, respectively. The increase in net management fees was driven by higher average assets under management.

Incentive Fees

For the years ended December 31, 2025 and December 31, 2024, we incurred income based incentive fees, net of waivers, of $14.1 million and $18.7 million, respectively. The decrease in net incentive fees was driven by lower pre-incentive fee net investment income.

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

For the years ended December 31, 2025 and 2024, professional fees were $2.8 million and $2.0 million, respectively. The higher professional fees were due to additional regulatory compliance costs.

For the years ended December 31, 2025 and 2024, other general and administrative expenses were $3.4 million and $2.6 million, respectively. The increase is related to higher administrative costs in the initial year of compliance with the Section 404(b) of the Sarbanes-Oxley Act.

Income and Excise Taxes

For the years ended December 31, 2025 and 2024, we expensed income and excise taxes of $1.7 million and $1.6 million, respectively. The increase in income and excise taxes is attributable to an increase in undistributed taxable income.

Net Investment Income

For the years ended December 31, 2025 and 2024, net investment income was $66.9 million or $1.81 per share and $89.0 million or $2.40 per share, respectively. The decrease in the per share net investment income was due to lower investment income earned.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the years ended December 31,
	2025	2024
Realized losses on non-controlled and non-affiliated investments	$(11.1)	$(13.0)
Realized gains on non-controlled and non-affiliated investments	2.5	6.0
Realized losses on non-controlled and affiliated investments	(2.0)	(5.3)
Realized gains on non-controlled and affiliated investments	3.3	0.1
Realized losses on controlled investments	(3.8)	—
Realized gains on controlled investments	—	6.4
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	—	3.2
Realized losses on foreign currency transactions	(0.1)	(1.2)
Realized gains on foreign currency transactions	—	0.1
Net realized gains (losses) on investments	$(11.2)	$(3.7)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(58.6)	$(34.0)
Change in unrealized appreciation on non-controlled and non-affiliated investments	33.3	30.4
Change in unrealized depreciation on foreign currency translation	0.3	—
Change in unrealized appreciation on foreign currency translation	(0.2)	2.5
Change in unrealized depreciation on non-controlled and affiliated investments	(2.2)	(1.9)
Change in unrealized appreciation on non-controlled and affiliated investments	4.3	6.0
Change in unrealized depreciation on controlled and affiliated investments	(10.3)	(14.9)
Change in unrealized appreciation on controlled and affiliated investments	17.0	—
Change in unrealized depreciation on foreign currency forwards	(4.8)	(0.2)
Change in unrealized appreciation on foreign currency forwards	—	—
Net unrealized appreciation (depreciation) on investments	$(21.2)	$(12.1)
Net realized and unrealized gains (losses) on investments	$(32.4)	$(15.8)

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

During the years ended December 31, 2025 and 2024, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $78.6 million and $55.5 million, respectively.

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

As of December 31, 2025, we had $31.5 million in cash and cash equivalents and restricted cash and cash equivalents and $242.0 million of undrawn capacity on the unfunded unsecured notes, our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of December 31, 2025, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of December 31, 2025, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of December 31, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	December 31, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$400.0	$329.6	$70.4	$329.6	$500.0	$344.9	$155.1	$344.9
SMBC Corporate Revolving Facility	310.0	138.4	171.6	138.4	310.0	242.6	67.4	242.6
Series 2021A Unsecured Notes	135.0	135.0	—	135.0	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	35.0	—	35.0	35.0	—	35.0	—
Series 2024A Unsecured Notes - 2030	80.0	80.0	—	80.0	80.0	—	80.0	—
Total Debt	$1,121.6	$879.6	$242.0	$879.6	$1,221.6	$884.1	$337.5	$884.1

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented excludes netting of deferred financing costs.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was 6.42% and 7.12%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2025 and 2024 was $896.5 million and $881.1 million, respectively. As of December 31, 2025 and 2024, the weighted average cost of debt was 5.83% and 6.38%, respectively.

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

Series 2024A Unsecured Notes - 2028 and 2030

On February 18, 2025, we issued $115.0 million aggregate principal amount of two tranches of senior unsecured notes: (a)$35.0 million 6.77% notes due February 18, 2028 ("Series 2024A Unsecured Notes - 2028") and (b) $80.0 million 6.90% notes due February 18, 2030 ("Series 2024A Unsecured Notes – 2030") . Interest on both unsecured notes will be payable semiannually, on the18th day of February and August in each year, commencing with August 18, 2025. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

The summary of costs incurred in connection with our credit facilities and unsecured debt is presented below:

($ in millions)	For the years ended December 31,
	2025	2024
Borrowing interest expense	$53.0	$58.9
Unused facility fees	1.0	1.5
Amortization of financing costs	3.5	2.4
Total interest and credit facility expenses	$57.5	$62.8
Weighted average outstanding balance	$896.5	$881.1

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

As of December 31, 2025 and 2024, our asset coverage ratio was 179% and 183%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 and 2024, we had aggregate unfunded commitments totaling $211.9 million and $212.5 million, respectively.

RECENT DEVELOPMENTS

On February 12, 2026, our Board of Directors declared a regular first quarter cash dividend of $0.42 per share, which will be paid on April 15, 2026 to stockholders of record as of March 31, 2026.

On February 13, 2026, we issued (a) $67.5 million 5.87% senior unsecured notes due February 13, 2029 (the “Tranche A Notes”), (b) $67.5 million 6.20% senior unsecured notes due February 13, 2031 (the “Tranche B Notes”). Interest on the notes will be payable semiannually, on the 13th day of February and August in each year, commencing with August 13, 2026. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Subsequently, on February 17, 2026, we used the proceeds from these issuances to repay Series 2021A Unsecured Notes at maturity.

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

As of December 31, 2025, 98.0% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility and SMBC Corporate Revolving Facility also bear interest at variable rates.

Assuming that our Consolidated Statement of Assets and Liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.2	4.7	9.5
Up 75 basis points	10.6	3.5	7.1
Up 50 basis points	7.1	2.3	4.8
Up 25 basis points	3.5	1.2	2.3
Down 25 basis points	(3.5)	(1.2)	(2.3)
Down 50 basis points	(7.1)	(2.3)	(4.8)
Down 75 basis points	(10.6)	(3.5)	(7.1)
Down 100 basis points	(14.1)	(4.7)	(9.4)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. To the extent the loan or investment is based on a floating rate, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate. As of December 31, 2025, we had £16.9 million, CHF 18.7, AUD $44.8, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £13.6 million, CHF 19.1 million, AUD $44.1, and SEK 11.6 at par.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRESCENT CAPITAL BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Crescent Capital BDC, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the syndication agents, underlying investees and others; when replies were not received from the syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of investments using significant unobservable inputs

Description of the Matter

At December 31, 2025, the fair value of the Company's investments categorized in Level 3 of the fair value hierarchy (Level 3 investments) totaled $1.5 billion. As discussed in Note 5 to the consolidated financial statements, management determined the fair value of the Company’s Level 3 investments by primarily using valuation techniques such as the discounted cash flows approach, enterprise value approach, and/or the broker quoted approach. Each of these approaches used inputs which were significant to the valuation of these investments including certain significant unobservable inputs such as the discount rate, comparable EBITDA multiples and broker quotes.

Auditing the fair value of the Company's Level 3 investments was complex and judgmental due to the valuation techniques and significant unobservable inputs used by the Company to determine fair value.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's investment valuation process. This included controls over management’s assessment of the valuation techniques and significant inputs used by management to determine the fair value measurements of Level 3 investments.

Our audit procedures included, among others, evaluating the Company’s valuation techniques and significant unobservable inputs used for a sample of Level 3 investments in addition to testing the mathematical accuracy of the fair value calculations and evaluating the accuracy of other relevant inputs used in estimating fair value measurement, such as the investment’s terms and portfolio company financial information. For example, for a sample of investment valuations, we compared publicly available information utilized in the Company’s valuation models (e.g., market yields, EBITDA multiples of comparable public companies and comparable public transactions, and broker quotes) to information available from third-party market research providers. We also compared certain portfolio company-specific inputs used in the Company’s valuation models to source documents, such as portfolio company financial statements and covenant certificates provided by the Company. To evaluate the reasonableness of significant unobservable inputs, we assessed whether these inputs were developed in a manner consistent with the Company’s valuation policies.

Additionally, we tested the Company’s Level 3 valuation estimates for a sample of Level 3 investments by independently developing fair value estimates with the involvement of our valuation specialists and comparing them to the Company’s estimates. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s fair value measurements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Crescent Capital BDC, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Crescent Capital BDC, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Crescent Capital BDC, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2026

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of December 31, 2025	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,504,658 and $1,511,386, respectively)	$1,479,473	$1,504,013
Non-controlled affiliated investments (cost of $26,826 and $46,104, respectively)	29,594	46,793
Controlled investments (cost of $71,985 and $66,416, respectively)	60,351	48,051
Cash and cash equivalents	5,043	10,130
Restricted cash and cash equivalents	26,454	29,292
Interest and dividend receivable	9,333	11,008
Receivable from unsettled transactions	8,019	1,163
Unrealized appreciation on foreign currency forward contracts	2,135	4,815
Deferred tax assets	190	746
Other assets	1,543	263

Total assets	$1,622,135	$1,656,274

Liabilities
Debt (net of deferred financing costs of $5,841 and $8,214, respectively)	$873,761	$875,837
Distributions payable	15,527	15,566
Interest and other debt financing costs payable	12,370	10,408
Management fees payable	5,037	5,066
Incentive fees payable	3,468	4,305
Deferred tax liabilities	190	746
Unrealized depreciation on foreign currency forward contracts	2,134	-
Accrued expenses and other liabilities	3,610	3,709
Total liabilities	916,097	915,637

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	—	—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,969,285 and 37,061,547 shares issued and outstanding, respectively)	37	37
Paid-in capital in excess of par value	957,030	959,098
Accumulated earnings (loss)	(251,029)	(218,498)
Total net assets	706,038	740,637
Total liabilities and net assets	$1,622,135	$1,656,274
Net asset value per share	$19.10	$19.98

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$142,935	$166,912	$162,089
Paid-in-kind interest	8,441	9,592	3,191
Dividend income	521	497	438
Other income	3,106	3,056	658
From non-controlled affiliated investments:
Interest income	2,525	3,834	2,974
Paid-in-kind interest	1,375	1,529	816
Dividend income	697	1,058	2,058
Other income	4	16	309
From controlled investments:
Interest income	1,103	1,077	609
Paid-in-kind interest	—	—	192
Dividend income	6,520	9,784	10,800
Other income	58	8	—
Total investment income	167,285	197,363	184,134

Expenses:
Interest and other debt financing costs	57,438	62,761	58,742
Management fees	20,303	20,223	19,613
Income based incentive fees	14,174	18,855	17,451
Professional fees	2,832	2,027	1,593
Directors’ fees	645	618	600
Other general and administrative expenses	3,438	2,561	2,753
Total expenses	98,830	107,045	100,752
Management fees waiver	(53)	(125)	(190)
Income based incentive fees waiver	(90)	(145)	(276)
Net expenses	98,687	106,775	100,286
Net investment income before taxes	68,598	90,588	83,848
Provision for income and excise taxes	1,682	1,555	1,307
Net investment income	66,916	89,033	82,541
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(8,647)	(6,969)	(12,465)
Non-controlled affiliated investments	1,348	(5,214)	-
Controlled investments	(3,800)	6,443	-
Foreign currency transactions	(147)	(1,171)	(1,435)
Foreign currency forward contracts	-	3,223	1,021
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(25,157)	(1,154)	21,772
Non-controlled affiliated investments	2,079	4,154	(4,505)
Controlled investments	6,731	(14,931)	(1,171)
Foreign currency forward contracts	(4,814)	(229)	(2,954)
Net realized and unrealized gains (losses) on investments	(32,407)	(15,848)	263

Benefit (provision) for taxes on realized gain on investments	-	-	132
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	464	901
Net increase (decrease) in net assets resulting from operations	$34,509	$73,649	$83,837

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.93	$1.99	$2.33
Net investment income per share (basic and diluted):	$1.81	$2.40	$2.30
Weighted average shares outstanding (basic and diluted):	37,044,305	37,061,547	35,928,203

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	66,916	66,916
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(11,246)	(11,246)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(21,161)	(21,161)
Repurchases of common stock	(92,262)	(0)	(1,333)	—	(1,333)
Distributions from distributable earnings	-	-	-	(67,775)	(67,775)
Total increase (decrease) for the year ended December 31, 2025	(92,262)	$(0)	$(1,333)	$(33,266)	$(34,599)
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	—	(735)	735	—
Balance at December 31, 2025	36,969,285	$37	$957,030	$(251,029)	$706,038

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	37,061,547	$37	$965,895	$(223,338)	$742,594
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	89,033	89,033
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(3,688)	(3,688)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(12,160)	(12,160)
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	464	464
Distributions from distributable earnings	—	—	—	(75,606)	(75,606)
Total increase (decrease) for the year ended December 31, 2024	—	—	—	$(1,957)	$(1,957)
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	—	(6,797)	6,797	—
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2022	30,887,360	$31	$675,008	$(62,498)	$612,541
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	82,541	82,541
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(12,879)	(12,879)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	13,142	13,142
Benefit (provision) for taxes on realized gain on investments	—	—	—	132	132
Benefit (provision) for taxes on unrealized appreciation/(depreciation) on investments	—	—	—	901	901
Issuance in connection with asset acquisition (Note 13)	6,174,187	6	91,251	—	91,257
Deemed contribution from Adviser (Note 13)	—	—	22,040	—	22,040
Distributions from distributable earnings	—	—	—	(67,081)	(67,081)
Total increase (decrease) for the year ended December 31, 2023	6,174,187	6	113,291	16,756	130,053
Tax reclassification of stockholders’ equity in accordance with GAAP (Note 11)	—	—	177,596	(177,596)	—
Balance at December 31, 2023	37,061,547	37	965,895	(223,338)	742,594

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,509	$73,649	$83,837

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(306,881)	(394,956)	(200,695)
Paid-in-kind interest income	(10,609)	(10,895)	(3,868)
Proceeds from sales of investments and principal repayments	334,835	371,110	231,179
Net realized (gain) loss on investments and foreign currency transactions	10,600	12,266	14,479
Acquisition of First Eagle Alternative Capital BDC, Inc., net of cash acquired(2)	—	—	(14,981)
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	16,347	11,931	(16,096)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	4,814	229	2,954
Amortization of premium and accretion of discount, net	(6,867)	(8,820)	(7,269)
Amortization of deferred financing costs	3,438	2,356	2,100
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(6,856)	(912)	(246)
(Increase) decrease in interest and dividend receivable	1,675	2,992	(4,055)
(Increase) decrease in deferred tax asset	556	(632)	(23)
(Increase) decrease in other assets	(1,280)	1,078	3,319
Increase (decrease) in management fees payable	(29)	40	970
Increase (decrease) in incentive fees payable	(837)	(465)	1,658
Increase (decrease) in directors' fees payable	—	—	(151)
Increase (decrease) in interest and other debt financing costs payable	1,962	(492)	2,429
Increase (decrease) in deferred tax liability	(556)	168	(321)
Increase (decrease) in payable for investment purchased	—	—	(514)
Increase (decrease) in accrued expenses and other liabilities	(99)	260	(2,408)
Net cash provided by (used for) operating activities	$74,722	$58,907	$92,298

Cash flows from financing activities:
Issuance of unsecured debt	115,000	—	50,000
Repayment of unsecured debt	—	—	(50,000)
Repurchases of common stock	(1,333)	—	—
Deferred financing and debt issuance costs paid	(1,065)	(3,432)	(3,859)
Distributions paid	(67,813)	(75,235)	(64,550)
Borrowings on credit facilities	397,438	347,424	498,469
Repayments on credit facilities	(524,763)	(312,227)	(515,047)
Net cash provided by (used for) financing activities	(82,536)	(43,470)	(84,987)
Effect of exchange rate changes on cash denominated in foreign currency	(111)	(485)	92
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(7,925)	14,952	7,403
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	39,422	24,470	17,067
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$31,497	$39,422	$24,470

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$52,032	$60,436	$55,498
Cash paid during the period for taxes	$1,598	$1,342	$665
Accrued but unpaid distributions	$15,527	$15,566	$15,195
Issuance of shares in connection with asset acquisition (Note 13)	—	—	$91,257
Deemed contribution from the Adviser (non-cash) (Note 13)	—	—	$22,040

(1)
As of December 31, 2025, the balance included cash and cash equivalents of $5,043 (including cash denominated in foreign currency of $3,945) and restricted cash and cash equivalents of $26,454 (including cash denominated in foreign currency of $444). As of December 31, 2024, the balance included cash and cash equivalents of $10,130 (including cash denominated in foreign currency of $692) and restricted cash and cash equivalents of $29,292 (including cash denominated in foreign currency of $13,514).

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

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.22%	05/2028	75	$73	0.0%	75
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.22%	05/2028	3,908	3,872	0.7	3,908
Continental Battery Company (9)	Unitranche First Lien Term Loan			07/2028	8,428	7,469	0.6	3,884
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			07/2028	3,108	2,765	0.2	1,432
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.22%	09/2028	12,522	12,407	1.8	12,398
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.22%	09/2028	8,854	8,786	1.2	8,766
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(14)	0.0	(18)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.22%	09/2028	2,400	2,376	0.3	2,376
					39,295	$37,734	4.8%	32,821
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2027	6,667	$6,667	0.9%	6,667
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2028	10,368	7,053	0.5	3,666
Envocore Holding, LLC (5)(7)(8)	Senior Secured First Lien Revolver			12/2027	—	-	0.0	-
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(14)	0.0	(30)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	—	(12)	0.0	(12)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.35%	12/2030	5,830	5,772	0.8	5,771
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.35%	12/2030	1,282	1,277	0.2	1,269
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	—	(4)	0.0	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.17%	12/2030	3,162	3,134	0.4	3,130

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (plus 100 PIK)	9.82%	07/2028	3,326	$3,296	0.4%	2,942
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor) (plus 100 PIK)	9.82%	07/2028	150	146	0.0	92
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (plus 100 PIK)	9.82%	07/2028	202	200	0.0	179
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.42%	08/2027	1,963	1,951	0.3	1,904
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.57%	08/2027	877	875	0.1	851
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Revolver			08/2027	—	(3)	0.0	(15)
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.33%	04/2030	170	170	0.0	147
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.42%	04/2030	837	837	0.1	812
TriStrux, LLC (9)	Senior Secured First Lien Term Loan			12/2027	2,798	2,674	0.1	930
TriStrux, LLC (9)	Senior Secured First Lien Revolver			12/2027	1,100	1,054	0.1	365
TriStrux, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			12/2027	982	937	0.0	326
					39,714	$36,010	3.9%	28,989
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Term Loan	S + 640 (100 Floor)	10.39%	02/2029	3,439	$3,424	0.5%	3,416
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.24%	04/2029	124	124	0.0	124
American Refrigeration	Senior Secured First Lien Term Loan	S + 640 (100 Floor)	10.39%	04/2029	197	197	0.0	196
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.43%	10/2026	2,976	2,946	0.4	2,969
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(8)	0.0	(2)
Career Certified, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	02/2031	298	297	0.0	298
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(2)	0.0	—
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	02/2031	2,189	2,174	0.3	2,189
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.48%	06/2031	1,766	1,761	0.2	1,748
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475 (75 Floor)	8.57%	06/2030	119	112	0.0	110
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.48%	06/2031	4,761	4,725	0.7	4,714
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.48%	06/2031	1,048	1,048	0.1	1,030

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	11/2030	449	$443	0.1%	449
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	8.62%	11/2030	293	285	0.0	293
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	11/2030	2,525	2,497	0.4	2,525
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	8.97%	05/2029	12,614	12,532	1.8	12,614
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	8.97%	05/2029	264	256	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.97%	05/2029	7,242	7,242	1.0	7,242
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.97%	05/2029	643	620	0.1	643
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.84%	08/2029	1,057	1,049	0.1	1,044
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	9.67%	08/2029	600	588	0.1	591
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	9.82%	08/2029	2,835	2,788	0.4	2,799
Halo Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	9.72%	02/2029	187	178	0.0	194
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.72%	02/2029	3,452	3,394	0.5	3,499
Hamsard 3778 Limited (4)(5)(10)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	(16)	0.0	—
Hamsard 3778 Limited (10)	Unitranche First Lien - Last Out Term Loan	S + 550	9.22%	10/2031	9,616	9,059	1.4	9,616
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(7)	0.0	(15)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	12/2028	12,762	12,663	1.8	12,657
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.48%	01/2028	3,649	3,628	0.5	3,649
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.48%	01/2028	2,748	2,732	0.4	2,748
Hsid Acquisition, LLC (5)	Senior Secured First Lien Revolver			01/2028	-	-	0.0	-
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	8.92%	10/2030	303	300	0.0	300
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.35%	06/2028	10,905	10,799	1.5	10,823
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.32%	06/2028	812	799	0.1	801

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.09%	10/2030	10,383	$10,160	1.5%	10,279
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 200 (100 Floor) (plus 600 PIK)	11.67%	10/2030	979	959	0.1	969
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2030	—	(26)	0.0	(15)
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.92%	10/2030	1,564	1,554	0.2	1,541
Landscape Workshop, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	05/2032	1,662	1,642	0.2	1,746
Landscape Workshop, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.67%	05/2031	376	356	0.1	376
Landscape Workshop, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	05/2032	12,941	12,816	1.9	13,199
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	380	380	0.1	380
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	1,142	1,142	0.2	1,142
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	9.99%	07/2027	608	604	0.1	608
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.99%	07/2027	216	214	0.0	216
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	9.99%	07/2027	60	59	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.24%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	10.49%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	—	(12)	0.0	(33)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.02%	02/2029	1,050	1,037	0.1	1,037
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.02%	02/2029	4,252	4,188	0.7	4,199
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.02%	02/2029	1,913	1,898	0.3	1,889
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(14)	0.0	(13)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.02%	02/2029	2,626	2,626	0.4	2,593
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.02%	02/2029	2,512	2,512	0.5	2,480
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	—	(5)	0.0	—
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	—
NRG Controls	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	10/2030	3,061	3,029	0.5	3,061

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	11.25%	04/2026	180	$180	0.0%	180
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.08%	04/2026	2,046	2,046	0.3	2,046
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.97%	10/2031	217	206	0.0	217
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.77%	10/2031	146	132	0.0	146
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.77%	10/2031	6,790	6,716	1.0	6,790
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.77%	10/2031	867	859	0.1	867
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Term Loan			05/2030	1,403	1,327	0.2	1,403
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Revolver			05/2030	519	484	0.1	519
Seko Global Logistics Network, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	-	-	0.0	-
Seko Global Logistics Network, LLC	Senior Secured First Lien Term Loan	S + 100 (100 Floor) (plus 950 PIK)	11.50%	11/2029	107	108	0.0	108
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	11/2031	545	536	0.1	546
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	8.42%	11/2031	346	339	0.0	347
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.57%	11/2031	4,540	4,513	0.7	4,540
					153,382	$151,265	21.8%	153,029
Consumer Services
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Term Loan	S + 600 (100 Floor) (plus 50 PIK)	10.49%	07/2028	4,685	$4,640	0.6%	4,422
Bandon Fitness (Texas) Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor) (plus 50 PIK)	10.51%	07/2028	401	398	0.1	379
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor) (plus 50 PIK)	10.54%	07/2028	2,080	2,064	0.3	1,936
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.58%	11/2027	7,459	7,422	1.0	7,365
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.33%	11/2027	1,426	1,416	0.2	1,408
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.33%	11/2027	169	169	0.0	166
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.22%	10/2028	13,327	13,269	1.9	13,193
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.22%	10/2028	1,105	1,099	0.2	1,089
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.47%	10/2028	3,276	3,228	0.5	3,184

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	12/2029	4,162	$4,130	0.6%	4,079
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.07%	12/2029	1,397	1,392	0.2	1,369
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	8.92%	12/2029	1,388	1,378	0.2	1,360
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(5)	0.0	(14)
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.07%	12/2029	1,516	1,510	0.2	1,485
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	12/2029	577	570	0.1	566
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.26%	12/2029	1,622	1,592	0.2	1,587
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	-	0.0	(50)
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 325 (75 Floor) (plus 375 PIK)	11.03%	11/2029	3,429	3,426	0.4	3,176
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 325 (75 Floor) (plus 375 PIK)	10.77%	11/2029	3,397	3,391	0.4	3,146
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.59%	11/2029	1,010	1,022	0.1	896
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 325 (75 Floor) (plus 375 PIK)	10.77%	11/2029	8,079	8,019	1.1	7,484
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	8.97%	06/2028	334	322	0.0	334
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	06/2029	10,056	9,971	1.4	10,056
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,955	1,931	0.3	1,890
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	06/2029	872	862	0.1	872
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.09%	06/2029	976	973	0.1	976
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (plus 600 PIK)	11.82%	08/2027	5,145	5,138	0.7	4,849
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (plus 600 PIK)	11.82%	08/2027	2,279	2,270	0.3	2,148
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	9.84%	04/2029	5,094	5,070	0.7	4,965
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	1483.5 PIK	14.84%	04/2032	4,792	4,723	0.7	4,720
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	9.59%	04/2028	954	944	0.1	928
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.84%	04/2029	9,565	9,460	1.3	9,325

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.84%	04/2029	470	$463	0.1%	458
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2026	—	(0.0)	0.0	(6)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.32%	07/2026	2,876	2,872	0.4	2,758
PPV Intermediate Holdings LLC (Vetcor) (5)(12)	Unitranche First Lien Revolver	S + 575 (75 Floor)	9.63%	08/2029	28	26	0.0	23
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.67%	08/2029	3,469	3,452	0.5	3,448
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,403	1,386	0.2	1,366
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 PIK	14.75%	08/2030	347	329	0.0	336
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	12/2028	12,712	12,572	1.9	12,650
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	12/2028	2,855	2,840	0.4	2,839
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	P + 500 (75 Floor)	11.75%	12/2026	1,133	1,115	0.2	1,123
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	12/2028	1,027	1,007	0.1	1,007
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	8.92%	11/2029	1,470	1,462	0.2	1,470
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.92%	11/2029	1,625	1,616	0.2	1,625
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Revolver			11/2029	—	(6)	0.0	—
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.92%	11/2029	2,440	2,440	0.4	2,440
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.17%	11/2029	1,542	1,518	0.2	1,542
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	(17)	0.0	—
					135,924	$134,869	18.8%	132,368

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Cary Street Partners Financial LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.42%	05/2031	178	$165	0.0%	178
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Revolver			05/2031	—	(4)	0.0	—
Cary Street Partners Financial LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.42%	05/2031	1,791	1,770	0.3	1,791
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	—	(1)	0.0	(3)
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	—	(2)	0.0	(2)
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.42%	12/2032	1,375	1,365	0.2	1,365
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(6)	0.0	—
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.87%	06/2031	372	365	0.1	372
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.88%	06/2031	7,584	7,520	1.1	7,584
iLending LLC (4)(5)	Unitranche First Lien Revolver			12/2028	—	—	0.0	(11)
iLending LLC	Unitranche First Lien Term Loan	S + 100 (100 Floor) (plus 500 PIK)	9.82%	12/2028	2,450	2,450	0.3	2,377
iLending LLC (8)(9)(10)	Unitranche First Lien - Last Out Term Loan			12/2028	2,368	—	0.0	—
King Mid LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.22%	04/2031	3,714	3,699	0.5	3,714
King Mid LLC (4)(5)	Unitranche First Lien Revolver			04/2031	—	(9)	0.0	—
King Mid LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.22%	04/2031	6,766	6,719	1.0	6,766
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.82%	11/2028	173	158	0.0	173
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	8.82%	11/2028	80	79	0.0	80
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.82%	11/2028	2,128	2,111	0.3	2,128
PCS Retirement (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.42%	03/2030	890	884	0.1	890
PCS Retirement (4)(5)	Unitranche First Lien Revolver			03/2030	—	(5)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.42%	03/2030	5,011	$4,979	0.7%	5,011
Pi Buyer, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2032	—	(3)	0.0	(10)
Pi Buyer, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	—	(4)	0.0	(4)
Pi Buyer, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.72%	08/2032	3,050	3,028	0.4	3,028
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.49%	11/2030	1,167	1,157	0.2	1,167
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(9)	0.0	—
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.63%	11/2030	6,104	6,064	0.9	6,104
Soltis (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.51%	08/2030	1,085	1,081	0.2	1,085
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(7)	0.0	—
Soltis	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.35%	08/2030	1,876	1,849	0.3	1,876
Staff Boom, LLC (4)(5)	Senior Secured First Lien Revolver			09/2031	—	(3)	0.0	(3)
Staff Boom, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	09/2031	4,538	4,506	0.5	4,506
					52,700	$49,896	7.1%	50,162
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	438	$438	0.1%	438
					438	$438	0.1%	438
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 250 (100 Floor) (plus 500 PIK)	11.39%	04/2028	3,465	$3,314	0.2%	1,355
					3,465	$3,314	0.2%	1,355
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.28%	05/2029	4,823	$4,799	0.7%	4,823
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.25%	05/2029	740	736	0.1	740
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.07%	05/2029	656	654	0.1	656
					6,219	$6,189	0.9%	6,219
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 275 (75 Floor) (plus 325 PIK)	9.77%	08/2028	7,098	$7,022	0.9%	6,538
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (plus 325 PIK)	9.77%	08/2028	1,258	1,254	0.2	1,154
ACI Group Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.27%	08/2027	731	726	0.1	667
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (plus 325 PIK)	9.77%	08/2028	1,363	1,350	0.2	1,250

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.42%	10/2029	3,920	$3,892	0.6%	3,920
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.42%	10/2029	1,991	1,985	0.3	1,991
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(5)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(5)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.09%	02/2029	4,021	3,997	0.6	4,021
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan			07/2032	—	—	0.0	59
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.67%	07/2032	519	505	0.1	519
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	07/2032	12,826	12,699	1.8	12,992
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.22%	12/2028	835	814	0.1	689
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (plus 362.5 PIK)	11.07%	12/2028	13,391	13,227	1.7	12,218
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.07%	05/2026	4,412	4,412	0.6	4,412
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.07%	05/2026	1,560	1,560	0.2	1,560
Bayside Opco, LLC (5)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC	Unsecured Debt	1415.2 PIK	14.15%	05/2026	2,099	1,821	0.3	2,099
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 125 (75 Floor) (plus 500 PIK)	10.13%	03/2032	158	155	0.0	155
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	—	(11)	0.0	(11)
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 125 (75 Floor) (plus 500 PIK)	9.97%	03/2032	10,528	10,388	1.5	10,469
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.35%	08/2027	4,923	4,895	0.7	4,923
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.10%	08/2027	763	757	0.1	763
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525	9.28%	08/2027	902	892	0.1	902
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver			06/2027	—	—	0.0	—
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.05%	06/2027	11,161	11,147	1.6	11,163
ConvenientMD	Senior Secured First Lien Term Loan	S + 525	9.22%	06/2029	5,580	5,549	0.8	5,411
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 550	9.44%	06/2029	275	270	0.0	254

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	11/2027	11,331	$11,254	1.6%	11,246
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.07%	11/2027	248	244	0.0	243
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	11/2027	965	957	0.1	958
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	11/2027	2,069	2,069	0.3	2,053
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.82%	06/2029	13,309	12,945	1.7	11,714
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 350 (100 Floor) (plus 450 PIK)	11.43%	04/2026	6,006	5,997	0.8	5,360
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(5)	0.0	(64)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 350 (100 Floor) (plus 450 PIK)	11.76%	04/2026	3,505	3,499	0.4	3,127
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 425 (100 Floor) (plus 300 PIK)	11.07%	06/2027	5,015	5,001	0.7	4,941
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 425 (100 Floor) (plus 300 PIK)	11.07%	06/2027	342	341	0.0	337
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	—	(3)	0.0	1
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	—	(3)	0.0	—
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.74%	09/2032	1,695	1,678	0.2	1,698
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.23%	05/2027	4,357	4,330	0.6	4,358
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.22%	05/2027	455	448	0.1	456
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.07%	05/2027	3,259	3,216	0.5	3,260
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.22%	05/2027	1,062	1,053	0.2	1,063
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.07%	06/2030	853	853	0.1	854
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.13%	01/2028	14,463	14,395	2.0	14,464
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.13%	01/2028	2,642	2,603	0.4	2,643
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.41%	01/2028	1,215	1,207	0.2	1,216
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.69%	01/2028	2,688	2,648	0.4	2,689

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.69%	01/2028	383	$380	0.1%	383
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.64%	06/2026	2,881	2,881	0.4	2,821
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.64%	06/2026	346	346	0.0	340
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.64%	06/2026	442	442	0.1	434
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.64%	06/2026	793	793	0.1	776
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	8,819	8,667	1.3	9,083
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(52)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.67%	06/2030	16,898	16,628	2.4	17,067
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.89%	10/2027	5,842	5,795	0.8	5,820
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 775 (100 Floor) (plus 75 PIK)	12.37%	03/2028	1,164	1,162	0.1	1,019
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor) (plus 75 PIK)	10.60%	03/2028	467	466	0.1	409
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor) (plus 75 PIK)	10.33%	03/2028	2,242	2,238	0.3	1,962
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	9.90%	10/2027	5,479	5,437	0.8	5,442
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	9.57%	10/2027	1,074	1,066	0.2	1,066
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.47%	02/2027	780	780	0.1	780
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	02/2027	17,474	17,474	2.5	17,474
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.22%	02/2031	1,104	1,095	0.2	1,115
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.22%	02/2031	876	863	0.1	885
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.22%	02/2031	77	74	0.0	77
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.22%	02/2031	6,053	6,006	0.9	6,113
Medical Review Institute of America (5)	Senior Secured First Lien Revolver	P + 500 (100 Floor)	11.75%	07/2030	64	58	0.0	48

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	07/2030	5,629	$5,582	0.8%	5,515
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.82%	06/2027	4,365	4,333	0.6	4,365
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.82%	06/2027	5,418	5,377	0.8	5,418
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	8.82%	06/2027	240	232	0.0	240
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Revolver			01/2026	1,025	981	0.1	372
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	7,014	6,808	0.4	2,545
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	921	889	0.0	334
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	312	303	0.0	113
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	260	249	0.0	94
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	S + 225 (100 Floor) (plus 575 PIK)	11.82%	01/2026	575	575	0.1	575
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver			01/2026	—	-	0.0	—
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.06%	01/2028	2,812	2,783	0.4	2,809
Patriot Acquisition Topco S.A.R.L (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.59%	01/2026	126	126	0.0	125
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.59%	01/2028	11,715	11,603	1.7	11,703
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.59%	01/2028	358	353	0.1	358
Patriot Acquisition Topco S.A.R.L (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.06%	01/2028	4,370	4,341	0.6	4,365
Patriot Acquisition Topco S.A.R.L (8)	Unsecured Debt	1400 PIK	14.00%	02/2030	4,471	4,419	0.7	4,597
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.59%	01/2028	1,674	1,669	0.2	1,672
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	993 PIK (75 Floor)	9.93%	05/2029	282	280	0.0	221
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Revolver	942 PIK (75 Floor)	9.42%	05/2029	830	822	0.1	648
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	912 PIK (75 Floor)	9.12%	05/2029	7,456	7,377	0.8	5,828
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.72%	08/2028	9,143	9,063	1.3	9,072
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.72%	08/2028	4,961	4,957	0.7	4,922
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.72%	08/2027	236	224	0.0	218

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.72%	08/2028	4,067	$4,055	0.6%	4,036
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.95%	09/2027	10,054	9,991	1.4	10,048
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.95%	09/2027	1,566	1,558	0.2	1,565
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.95%	04/2030	2,079	2,065	0.3	2,078
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	05/2027	5,151	5,129	0.7	5,157
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 525	9.07%	05/2027	77	74	0.0	78
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(10)	0.0	—
REP Behavioral Health, LLC (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.42%	12/2030	242	227	0.0	242
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.47%	12/2030	5,693	5,632	0.8	5,693
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	9.82%	03/2026	342	342	0.0	312
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.82%	03/2026	4,002	3,997	0.5	3,803
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(3)	0.0	(5)
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.02%	12/2029	8,615	8,576	1.2	8,572
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.77%	12/2029	4,648	4,595	0.7	4,625
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(4)	0.0	(2)
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(11)	0.0	(23)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	9.84%	12/2028	781	781	0.1	774
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	9.84%	12/2028	15,235	15,176	2.1	15,082
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.05%	07/2029	3,693	3,625	0.5	3,693
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	E + 600	8.00%	07/2029	4,116	3,513	0.6	4,116
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	9.66%	07/2029	1,978	1,929	0.3	2,005

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Sydney US Buyer Corp. (3B Scientific) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.01%	07/2029	6,310	$6,120	0.9%	6,310
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	05/2029	6,143	6,102	0.9	6,143
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(4)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.47%	05/2029	1,190	1,183	0.2	1,190
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.62%	06/2030	798	798	0.1	798
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	06/2030	2,560	2,561	0.4	2,561
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.62%	05/2029	997	995	0.1	998
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(2)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	05/2029	2,629	2,613	0.4	2,630
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.59%	05/2029	737	732	0.1	738
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Revolver			05/2029	—	—	0.0	—
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	09/2027	2,111	2,098	0.3	2,111
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.65%	09/2027	680	673	0.1	680
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.32%	09/2027	3,674	3,653	0.5	3,675
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	09/2027	3,533	3,531	0.5	3,534
					416,945	$412,258	57.2%	403,175
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	11.69%	09/2027	3,249	$3,247	0.5%	3,086
Lash Opco LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(0.0)	0.0	(19)
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	11.69%	09/2027	3,313	3,303	0.4	3,146
Lash Opco LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor) (plus 200 PIK)	10.82%	09/2027	35	35	0.0	33
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	11.69%	09/2027	1,075	1,074	0.1	1,022
					7,672	$7,659	1.0%	7,268

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	04/2030	3,237	$3,213	0.5%	3,213
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(4)	0.0	(4)
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	04/2030	2,167	2,150	0.3	2,151
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(13)	0.0	(41)
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	04/2030	3,850	3,822	0.5	3,821
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	04/2030	11,337	11,312	1.6	11,287
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	04/2030	389	385	0.1	387
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(0.0)	0.0	(3)
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.17%	09/2028	6,392	6,347	0.9	6,408
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.19%	09/2028	94	91	0.0	92
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.17%	09/2028	124	123	0.0	126
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0	(3)
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.0	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.82%	08/2028	20,022	19,901	2.8	20,022
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 600 (plus 200 PIK)	11.82%	08/2026	5,189	5,072	0.7	4,985
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(5)	0.0	(17)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(5)	0.0	(18)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.82%	10/2028	8,995	8,933	1.3	8,995
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(5)	0.0	—
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.82%	10/2028	2,763	2,749	0.4	2,763
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	10/2028	992	984	0.1	992
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.47%	10/2031	969	955	0.1	936
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	8.47%	10/2031	220	206	0.0	203
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.47%	10/2031	14,876	14,751	2.1	14,727

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc. (5)(11)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.17%	12/2028	78	$73	0.0%	33
Vantage Insurance Partners, Inc. (11)	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.17%	12/2028	4,344	4,317	0.6	4,094
					86,038	$85,351	12.0%	85,149
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,645	$992	0.0%	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,895	—	0.0	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Revolver			06/2026	594	545	0.0	127
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	3,801	3,188	0.1	453
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	593	498	0.0	71
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	1099.4 PIK	10.99%	12/2027	534	517	0.1	534
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	288	242	0.0	34
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	984	826	0.0	117
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	12/2029	4,214	4,183	0.6	4,215
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	12/2029	261	259	0.0	261
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(4)	0.0	—
					14,809	$11,244	0.8%	5,812
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.07%	12/2027	7,117	$7,065	1.0%	7,117
Alcanza Clinical Research (5)	Senior Secured First Lien Revolver	S + 625	10.24%	12/2027	63	62	0.0	63

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 250 (plus 400 PIK)	10.27%	12/2028	15,696	$15,552	1.8%	12,928
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 250 (plus 400 PIK)	10.27%	12/2028	816	808	0.1	672
Nephron Pharmaceuticals, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 920	13.19%	12/2027	7,385	7,296	1.0	7,384
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.02%	09/2028	2,174	2,163	0.3	2,163
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.02%	09/2028	401	396	0.1	395
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.02%	09/2028	1,200	1,196	0.2	1,194
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.02%	09/2028	289	288	0.0	288
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(3)	0.0	(6)
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.49%	09/2028	1,282	1,276	0.2	1,276
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.47%	12/2029	3,308	3,247	0.4	3,290
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(8)	0.0	(2)
WCT Group Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.47%	12/2029	1,900	1,890	0.3	1,890
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	(1)
					41,631	$41,226	5.4%	38,651
Retailing
1959 Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	10.37%	07/2030	5,000	$4,956	0.7%	5,150
MeriCal, LLC (9)	Unitranche First Lien Term Loan			01/2026	8,470	7,053	0.5	3,768
MeriCal, LLC (5)(9)	Senior Secured First Lien Revolver			01/2026	920	919	0.1	632
Slickdeals Holdings, LLC (5)(7)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.12%	06/2030	145	145	0.0	145
Slickdeals Holdings, LLC (7)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.12%	06/2030	4,965	4,965	0.7	4,965
					19,500	$18,038	2.0%	14,660

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	$(1)	0.0%	(12)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor) (plus 200 PIK)	10.93%	07/2027	5,977	5,933	0.8	5,801
Apps Associates LLC (5)	Unitranche First Lien Revolver			07/2027	—	—	0.0	—
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	07/2027	5,410	5,375	0.8	5,410
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	07/2027	1,742	1,728	0.2	1,742
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.32%	07/2027	240	236	0.0	240
Banker's Toolbox, Inc.	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.17%	07/2029	3,624	3,597	0.5	3,596
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.17%	07/2029	15,365	15,365	2.2	15,249
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2029	—	(13)	0.0	(18)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.82%	06/2026	4,727	4,716	0.7	4,727
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(1)	0.0	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.82%	06/2026	744	741	0.1	744
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.07%	10/2026	1,342	1,340	0.2	1,342
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.07%	10/2026	285	284	0.0	285
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.07%	10/2026	150	150	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.07%	10/2026	163	164	0.0	163

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	08/2030	3,061	$3,049	0.4%	3,048
Blue Mantis (5)	Senior Secured First Lien Revolver	S + 475 (75 Floor)	8.42%	08/2030	551	542	0.1	547
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.42%	08/2030	3,481	3,445	0.5	3,465
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.42%	08/2030	495	489	0.1	493
Blue Mantis (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	08/2030	639	639	0.1	620
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(17)	0.0	—
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.07%	05/2030	555	541	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.07%	05/2030	18,223	18,082	2.6	18,223
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.32%	03/2028	2,395	2,385	0.3	2,395
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(8)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.17%	03/2028	10,203	10,150	1.4	10,203
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	9.92%	12/2028	9,285	9,227	1.3	9,285
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	9.92%	12/2028	413	409	0.1	413
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	9.92%	12/2028	544	537	0.1	544
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.25%	12/2028	2,843	2,843	0.4	2,843
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	9.42%	01/2029	7,007	6,960	1.0	6,938
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.47%	01/2029	399	397	0.1	395
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	9.42%	01/2029	330	326	0.0	325
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	9.42%	01/2029	180	178	0.0	177
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	—	(1)	0.0	(4)
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	—	(2)	0.0	(2)
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	8.28%	12/2031	1,625	1,613	0.2	1,613
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	09/2030	13,230	12,974	1.9	13,230
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(24)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	09/2030	2,758	$2,735	0.4%	2,758
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(7)	0.0	—
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	12/2030	3,020	2,986	0.4	3,020
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	11/2028	12,760	12,634	1.8	12,760
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(9)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	11/2028	1,091	1,083	0.2	1,091
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(6)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500 (75 Floor)	11.75%	06/2032	83	74	0.0	83
Medicus IT	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	06/2032	6,070	6,018	0.9	6,070
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(1)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500 (75 Floor)	11.75%	06/2032	40	36	0.0	40
Medicus IT	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	06/2032	6,843	6,792	1.0	6,843
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	02/2028	1,044	1,041	0.1	1,044
MRI Software LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	02/2028	19,483	19,394	2.8	19,483
MRI Software LLC (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.44%	02/2028	309	303	0.0	267
MRI Software LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	02/2028	1,269	1,263	0.2	1,269
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	—	(13)	0.0	(4)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.47%	07/2031	13,162	13,056	1.9	13,131
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.09%	06/2030	357	357	0.1	357

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	9.92%	06/2030	4,652	$4,652	0.7%	4,652
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(15)	0.0	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.27%	10/2027	9,281	9,218	1.3	9,282
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	01/2031	379	375	0.1	379
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.69%	01/2031	53	50	0.0	53
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	01/2031	2,100	2,082	0.3	2,100
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	1,085	1,085	0.2	1,085
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.32%	03/2027	500	499	0.1	500
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	3,138	3,133	0.4	3,138
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	544	544	0.1	544
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	444	444	0.1	444
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	11.82%	07/2027	5,000	5,000	0.7	4,925
Right Networks, LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	8.72%	05/2029	330	330	0.0	330
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.72%	05/2029	23,870	23,870	3.4	23,868
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.67%	11/2028	19,677	19,577	2.8	19,664
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.67%	11/2028	2,397	2,383	0.3	2,395
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	9.67%	11/2028	460	453	0.1	459
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.42%	04/2028	2,340	2,330	0.3	2,340

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	$(8)	0.0%	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.42%	04/2028	8,637	8,556	1.2	8,635
Strata Information Group, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.70%	12/2030	316	312	0.0	316
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(6)	0.0	—
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.70%	12/2030	1,191	1,181	0.2	1,191
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.47%	05/2028	396	393	0.1	396
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.32%	05/2028	5,115	5,065	0.7	5,113
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.49%	05/2028	2,346	2,346	0.3	2,346
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	S + 450 (plus 100 PIK)	9.22%	03/2026	8	—	0.0	8
Transportation Insight, LLC (9)	Senior Secured First Lien Term Loan			06/2027	5,056	5,037	0.6	3,488
Transportation Insight, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			06/2027	1,257	1,252	0.1	867
Transportation Insight, LLC (5)(9)	Senior Secured First Lien Revolver			06/2027	713	710	0.1	475
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.82%	12/2026	949	948	0.1	948
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	12/2026	609	608	0.1	608
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	12/2026	998	996	0.1	996
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(2)	0.0	(2)
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	12/2026	1,850	1,849	0.4	1,847
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	12/2026	1,477	1,474	0.3	1,474
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	12/2026	1,101	1,094	0.2	1,099
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.22%	12/2026	193	193	0.0	193
					291,979	$290,092	41.4%	289,093

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.09%	12/2026	3,371	$3,322	0.5%	3,275
CallRevu, LLC (4)(5)	Unitranche First Lien Revolver			10/2032	—	(1)	0.0	(1)
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	10/2032	1,450	1,439	0.2	1,439
Gener8, LLC (9)	Senior Secured First Lien Term Loan			02/2026	6,131	6,005	0.3	2,340
Gener8, LLC (5)(9)	Senior Secured First Lien Revolver			02/2026	1,316	1,289	0.0	318
Gener8, LLC (9)	Senior Secured First Lien Term Loan			02/2026	264	259	0.0	101
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	—	(2)	0.0	(5)
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.49%	09/2031	65	63	0.0	63
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.49%	09/2031	3,850	3,822	0.5	3,822
					16,447	$16,196	1.5%	11,352
Transportation
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.45%	01/2028	4,246	4,204	0.6	4,246
					4,246	$4,204	0.6%	4,246
Total Debt Investments United States					1,330,404	$1,305,983	179.5%	1,264,787
Equity Investments
Automobiles & Components
Continental Battery Company	Common Stock				12,345	$-	0.0%	-
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	892
Sun Acquirer Corp.	Common Stock				428	43	0.0	62
						$658	0.1%	$954

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Capital Goods
Envocore Holding, LLC (7)	Common Stock		`		521,354	$-	0.0%	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0%	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	$1,011	0.5%	3,747
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	915
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	47
ASP MCS Acquisition Corp. (6)	Common Stock				791	5	0.0	14
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.3	2,005
Iris Buyer, LLC	Common Stock				577	577	0.1	681
Iris Buyer, LLC	Common Stock				576,923	-	0.0	248
Landscape Workshop, LLC	Common Stock				540,541	541	0.1	604
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	508
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	484
RN Enterprises, LLC	Common Stock				776	791	0.1	936
Seko Global Logistics Network, LLC	Common Stock				625	2,372	0.0	55
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						$9,887	1.4%	10,247

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Everlast Parent Inc.	Common Stock				948	$948	0.1%	593
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	904
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	31
HGH Purchaser, Inc.	Common Stock				4,171	417	0.0	103
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,190
Ingenio, LLC	Common Stock				104	-	0.0	-
Legalshield (11)	Common Stock				372	372	0.1	559
Mario Purchaser, LLC	Common Stock				118	118	0.0	54
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	472
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	213
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,231
Wrench Group LLC	Common Stock				2,337	235	0.1	610
Wrench Group LLC	Common Stock				655	67	0.0	171
						$7,141	0.9%	6,131
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					$266	0.0%	330
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.8	33,387
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,189	0.1	822
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	20
iLending LLC	Common Stock					—	0.0	-
WhiteHawk III Onshore Fund L.P. (2)(11)(13)(14)	Partnership Interest					1,584	0.2	1,619
						$44,597	5.1%	36,178

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	$3,000	0.4	3,000
						$3,000	0.4%	3,000
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0%	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	$909	0.0%	-
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,905
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	-
Arrow Management Acquisition, LLC (6)	Common Stock				10,664	11	0.0	11
Arrow Management Acquisition, LLC	Preferred Stock				1,056	1,056	0.1	1,056
Bayside Opco, LLC	Common Stock				1,976	-	0.3	1,847
BVI Medical Inc.	Common Stock				852	1,137	0.1	879
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.5	3,193
Headlands Buyer, Inc.	Common Stock				20,614	206	0.0	206
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,501
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	81
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.6	4,502
Patriot Acquisition Topco S.A.R.L	Common Stock				1,192	1,192	0.2	1,600
Patriot Acquisition Topco S.A.R.L	Common Stock				16,416	46	0.0	-
Seniorlink Incorporated	Common Stock				68,182	249	0.3	1,954
Smile Doctors LLC	Common Stock				1,191	714	0.1	582
Vital Care Buyer, LLC	Common Stock				649	1	0.0	37
Vital Care Buyer, LLC	Common Stock				64	64	0.0	61
						$14,133	3.1%	22,415

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1%	568
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,182
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,218	0.4	2,773
						$2,043	0.7%	4,523
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
Action Signature Acquisition, Inc.	Common Stock				50	—	0.0	—
						—	0.0%	—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1%	759
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	534
Nephron Pharmaceuticals, LLC	Common Stock				128,000	-	0.0	117
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	480
WCT Group Holdings, LLC	Common Stock				118	1,176	0.4	2,542
						$3,132	0.7%	4,432
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0%	—
MeriCal, LLC	Common Stock				5,334	-	0.0	—
Palmetto Moon LLC	Common Stock				61	-	0.1	812
Slickdeals Holdings, LLC (7)	Common Stock				4,965	8,305	1.0	8,084
Slickdeals Holdings, LLC (7)	Common Stock				283	-	0.0	—
Vivid Seats Ltd. (6)(15)	Common Stock				5,446	239	0.0	39
Vivid Seats Ltd. (6)(15)	Common Stock				576	7	0.0	4
Vivid Seats Ltd. (6)(12)(15)	Common Stock				143	-	0.0	—
Vivid Seats Ltd. (6)(12)(15)	Common Stock				143	-	0.0	—
						$8,654	1.1%	8,939

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Certify, Inc.	Common Stock				841	$246	0.0%	149
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	881
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	-	0.0	173
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
New Era Technology, Inc.	Common Stock				4,269	-	0.0	-
New Era Technology, Inc.	Preferred Stock				4,269	4,878	0.6	4,391
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	2,061
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.1	1,050
Saturn Borrower Inc	Common Stock				434,163	481	0.1	699
						$8,430	1.2%	9,410
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	-	-
						—	-	-
Total Equity Investments United States						$101,675	14.7%	106,229
Total United States						$1,407,658	194.2%	$1,371,016
Canada
Debt Investments
Commercial & Professional Services
Klick Inc. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2032	—	(5)	0.0	(11)
Klick Inc. (4)(5)(11)	Unitranche First Lien Revolver			11/2032	—	(11)	0.0	(11)
Klick Inc. (11)	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.72%	11/2032	$20,604	$20,501	2.9	20,501
Total Debt Investments Canada						20,485	2.9%	20,479
Equity Investments
Telecommunication Services
Sandvine Corporation (11)	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0%	—
Total Canada						$20,485	$2.9%	$20,479

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Finland
Debt Investments
Software & Services
SC MidCo Oy (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 525	7.33%	03/2032	€83	$83	0.0%	$83
SC MidCo Oy (11)	Unitranche First Lien Term Loan	SN + 525	7.67%	03/2032	€2,110	1,921	0.3	2,109
					2,193	2,004	0.3%	2,192
Total Debt Investments Finland					€2,193	$2,004	0.3%	2,192
Total Finland					€2,193	$2,004	0.3%	$2,192
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	9.98%	12/2027	£8,262	$7,692	1.2%	$8,262
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	9.98%	12/2027	£1,117	1,008	0.2	1,117
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.46%	06/2028	£1,909	1,970	0.3	1,909
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.22%	06/2028	£528	527	0.1	528
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£14,831	13,455	2.0	14,831
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£2,878	2,661	0.4	2,878
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.44%	06/2028	£3,837	3,625	0.5	3,837
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£6,715	6,322	1.0	6,715
					£40,077	$37,260	5.7	40,077

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.84%	03/2028	$4,352	$4,308	0.4%	$2,950
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.84%	03/2028	$9,939	9,845	1.0	6,739
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.84%	03/2028	$4,953	4,900	0.5	3,358
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(33)	(0.1)	(1,043)
					£19,244	$19,020	1.8%	12,004
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	10.34%	10/2030	£5,850	$5,229	0.8%	$5,850
APC Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	10.10%	10/2030	£2,685	2,534	0.4	2,685
					£8,535	$7,763	1.2%	8,535
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	9.97%	08/2028	£17,842	$17,953	2.4%	$17,843
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	9.99%	08/2028	£549	522	0.1	549
					£18,391	$18,475	2.5%	18,392
Total Debt Investments United Kingdom					£86,247	$82,518	11.2%	$79,008
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				£37,612	$30	—%	-
VetStrategy (11)	Preferred Stock				£2,126,875	968	0.3	2,051
					2,164,487	$998	0.3%	2,051
Total Equity Investments United Kingdom						$998	0.3%	2,051
Total United Kingdom						$83,516	11.5%	$81,059

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	9.47%	11/2031	£6,741	$6,150	1.0%	$6,741
					£6,741	6,150	1.0	6,741
Total Debt Investments Jersey					£6,741	6,150	1.0%	6,741
Total Jersey						$6,150	1.0%	$6,741
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (5)(10)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.37%	03/2032	€106	$105	—%	$106
Avidity Acquisition B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 525	7.37%	03/2032	€2,574	2,284	0.4	2,574
Pitch MidCo B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 550	5.50%	04/2031	€508	477	0.1	508
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 550	7.52%	04/2031	€3,366	2,997	0.4	3,366
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	8.28%	04/2031	€1,889	1,803	0.3	1,889
					8,443	$7,666	1.2 ~~%~~	8,443

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 750 (plus 750 PIK)	9.53%	07/2029	€2,800	$2,465	0.3%	$2,047
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 775 (plus 775 PIK)	11.87%	07/2029	€1,383	1,354	0.0	232
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 775 (plus 775 PIK)	11.72%	07/2029	€3,705	3,649	0.4	2,708
					7,888	$7,468	0.7%	4,987
Total Debt Investments Netherlands					16,331	$15,134	1.9%	13,430
Total Netherlands						$15,134	1.9%	$13,430
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				1,025	$1	0.0%	$—
Miraclon Corporation (11)	Preferred Stock				90,601	73	0.0	106
						74	0.0	106
Total Equity Investments Belgium						$74	0.0%	$106
Total Belgium						$74	0.0%	$106
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(23)	0.0%	$14
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	8.60%	11/2030	AUD 6,928	6,726	1.0	6,998
					AUD 6,928	$6,703	1.0%	7,012

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450	8.29%	03/2028	AUD 19,270	$21,283	2.7%	$19,269
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450 (75 Floor)	8.29%	03/2028	AUD 3,214	3,316	0.5	3,214
					AUD 22,484	$24,599	3.2%	22,483
Total Debt Investments Australia					AUD 29,412	$31,302	4.2%	29,495
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock				128,654,071	$1,325	0.3%	$1,778
Ancora Bidco PTY LTD (11)	Common Stock				6,771,267	70	0.0	94
						1,395	0.3	1,872
Total Equity Investments Australia						$1,395	0.2%	1,872
Total Australia						$32,697	4.4%	$31,367
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (5)(6)(11)	Unitranche First Lien Term Loan	E + 450 (plus 150 PIK)	8.06%	08/2029	€10,735	$9,076	1.5%	$10,736
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	(5)	0.0	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	1206.2 PIK	12.06%	08/2030	€3,151	2,743	0.4	3,151
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 450 (plus 150 PIK)	8.02%	08/2029	€1,814	1,632	0.3	1,814
					15,700	13,446	2.2%	15,701
Total Debt Investments Sweden					€15,700	$13,446	2.2%	15,701

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.4%	2,561
						1,086	0.4%	2,561
Total Equity Investments Sweden						1,086	0.4%	2,561
Total Sweden						$14,532	2.6%	$18,262
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(11)	Senior Secured First Lien Revolver			02/2032	CHF 0	(59)	0.0%	-
Solvias AG (11)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	6.25%	02/2032	CHF 24,122	20,770	3.4	24,182
					CHF 24,122	20,711	3.4%	24,182
Total Debt Investments Switzerland					CHF 24,122	$20,711	3.4%	24,182
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (11)	Common Stock				47,124	409	0.1%	472
Sequence Parent (11)	Preferred Stock				685	99	-	112
						508	0.1%	584
Total Equity Investments Switzerland						508	0.1%	584
Total Switzerland						$21,219	$3.5%	$24,766
Total Investments						$1,603,469	$222.3%	$1,569,418

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Fund - Institutional Shares						$2,967	0.4	$2,967
Other Cash						$28,831	4.1	$28,530
Cash and Cash Equivalents Total						$31,798	4.5%	$31,497

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $706,038 as of December 31, 2025.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	6.75%	-	-	-	-
SOFR (“S”)	-	3.69%	3.65%	3.57%	3.14%
EURIBOR (“E”)	-	1.96%	2.06%	2.12%	2.22%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY ("B")	-	-	3.60%	-	-
SARON ("SR")	-	-0.04%	-	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of December 31, 2025.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 9.7% as of December 31, 2025.

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
(15)
This investment is valued using observable inputs and is considered a Level 1 investment per FASB guidance under ASC 820. See Note 5 for further information related to investments at fair value

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,049	SEK 11,583	8/20/2027	$(170)
Wells Fargo Bank, N.A.	USD 19,163	AUD 29,250	3/22/2028	$1,311
Wells Fargo Bank, N.A.	USD 3,400	AUD 5,401	3/22/2028	$103
Wells Fargo Bank, N.A.	USD 6,173	AUD 10,174	10/6/2028	$104
Wells Fargo Bank, N.A.	USD 21,697	CHF 18,703	2/24/2028	$(1,964)
Wells Fargo Bank, N.A.	USD 167	GBP 121	6/3/2026	$7
Wells Fargo Bank, N.A.	USD 1,915	GBP 1,362	6/3/2026	$107
Wells Fargo Bank, N.A.	USD 365	GBP 272	6/3/2026	$4
Wells Fargo Bank, N.A.	USD 3,027	GBP 2,237	6/3/2026	$58
Wells Fargo Bank, N.A.	USD 17,391	GBP 12,870	8/24/2026	$441
Total Foreign Currency Exchange Contracts				$1

AUD Australian Dollar ("AUD") CHF Swiss Franc EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.91%	05/2028	135	131	0.0	135
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.91%	05/2028	3,949	3,898	0.5	3,949
Continental Battery Company	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	11.48%	01/2027	7,523	7,469	0.7	5,207
Continental Battery Company	Unitranche First Lien Delayed Draw Term Loan	S + 700 (100 Floor) (including 407.5 PIK)	11.48%	01/2027	2,775	2,765	0.3	1,920
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.36%	09/2028	8,943	8,859	1.2	8,898
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(19)	0.0	(9)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.53%	09/2028	12,652	12,497	1.7	12,589
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.36%	09/2028	2,425	2,394	0.3	2,413
					38,402	37,994	4.7	35,102
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2025	6,736	6,715	0.9	6,736
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2026	9,381	7,052	0.2	1,514
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Revolver	750	7.50%	12/2025	972	971	0.1	972
Eshipping	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.47%	11/2027	5,620	5,558	0.8	5,620
Eshipping	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.47%	11/2027	865	860	0.1	865
Eshipping (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(11)	0.0	—
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2030	—	(6)	0.0	(13)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(5)	0.0	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.34%	11/2030	3,197	3,166	0.4	3,165

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (including 50 PIK)	9.75%	07/2028	3,329	3,290	0.4	3,276
Oliver Packaging LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor) (including 50 PIK)	10.25%	07/2028	149	143	0.0	141
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor) (including 50 PIK)	10.25%	07/2028	250	246	0.0	246
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.93%	08/2027	886	882	0.1	878
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.12%	04/2030	172	172	0.0	165
Painters Supply & Equipment Company	Unitranche First Lien Revolver	S + 550 (100 Floor)	10.41%	08/2027	317	312	0.0	312
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.93%	08/2027	1,983	1,963	0.3	1,965
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.19%	04/2030	846	846	0.1	838
TriStrux, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.48%	12/2026	2,717	2,679	0.3	1,970
TriStrux, LLC	Senior Secured First Lien Revolver	S + 800 (100 Floor) (including 200 PIK)	12.48%	12/2026	959	945	0.1	669
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.48%	12/2026	953	940	0.1	691
					39,332	36,718	3.9	30,005
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.99%	04/2029	126	126	0.0	126
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.99%	02/2029	3,474	3,446	0.5	3,474
American Refrigeration	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.99%	04/2029	199	199	0.0	199
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.09%	10/2026	3,569	3,491	0.5	3,569
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(17)	0.0	—
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.90%	06/2031	882	874	0.1	851
Duraserv LLC (4)(5)	Senior Secured First Lien Revolver			06/2030	—	(8)	0.0	(14)
Duraserv LLC	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.90%	06/2031	4,809	4,763	0.6	4,731
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.71%	05/2027	12,746	12,654	1.7	12,746
GH Parent Holdings Inc.	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.71%	05/2027	264	251	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.71%	05/2027	6,143	6,143	0.8	6,143

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.33%	08/2029	1,068	1,048	0.1	1,060
Guardian Access Solutions	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.33%	08/2029	338	322	0.0	334
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.51%	08/2029	2,864	2,806	0.4	2,852
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2030	—	(7)	0.0	(17)
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Revolver			11/2030	—	(10)	0.0	(10)
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	11/2030	2,550	2,518	0.3	2,519
Hamsard 3778 Limited (4)(5)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	(18)	0.0	(17)
Hamsard 3778 Limited (11)	Unitranche First Lien - Last Out Term Loan	S + 550	10.20%	10/2031	8,939	9,025	1.2	8,707
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	10.20%	12/2026	18,408	18,221	2.5	18,408
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(19)	0.0	—
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.93%	12/2026	239	237	0.0	239
Hercules Borrower LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	10.20%	12/2026	1,428	1,419	0.2	1,428
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.21%	01/2026	3,692	3,677	0.5	3,692
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.21%	01/2026	2,777	2,765	0.4	2,777
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2026	—	(3)	0.0	—
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.03%	06/2028	11,018	10,875	1.5	10,946
Infobase	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.98%	06/2028	807	790	0.1	798
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.68%	10/2030	10,489	10,230	1.4	10,594
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.58%	10/2030	989	953	0.1	1,004
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2029	—	(33)	0.0	15

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	332	332	0.0	320
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2026	998	997	0.1	961
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.59%	07/2027	608	601	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.74%	07/2027	219	216	0.0	219
MHS Acquisition Holdings, LLC	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.74%	07/2027	30	29	0.0	30
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	11.65%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	11.17%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.68%	02/2029	4,296	4,214	0.6	4,296
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	1,933	1,914	0.3	1,933
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(19)	0.0	—
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	1,723	1,723	0.2	1,723
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.68%	02/2029	2,537	2,537	0.3	2,537
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	—	(6)	0.0	(10)
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	(5)
NRG Controls	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.36%	10/2030	3,092	3,054	0.4	3,055
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 800	12.69%	05/2030	1,310	1,310	0.2	1,310
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Revolver	S + 800	12.67%	05/2030	474	474	0.1	474
RN Enterprises, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	—	(13)	0.0	(27)
RN Enterprises, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.58%	10/2031	204	188	0.0	187
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	10/2031	6,841	6,756	0.9	6,756
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	05/2031	1,141	1,141	0.2	1,129
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.10%	05/2030	327	327	0.0	299
Pye-Barker Fire & Safety, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	05/2031	26,428	26,428	3.5	26,143

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc.	Senior Secured First Lien Revolver	P + 425 (100 Floor)	12.00%	10/2025	120	120	0.0	120
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.19%	10/2025	2,137	2,131	0.3	2,137
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Term Loan	1150	11.50%	10/2028	5,107	5,016	0.7	5,075
Service Logic Acquisition, Inc. (8)	Senior Secured Second Lien Delayed Draw Term Loan	1150	11.50%	10/2028	2,359	2,313	0.3	2,344
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			11/2031	—	(11)	0.0	(34)
UHY Advisors , Inc. (4)(5)	Unitranche First Lien Revolver			11/2031	—	(9)	0.0	(9)
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.26%	11/2031	4,575	4,542	0.6	4,541
					164,687	163,096	21.7	163,608
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.67%	07/2028	4,728	4,675	0.6	4,719
Bandon Fitness (Texas) Inc. (4)(5)	Unitranche First Lien Revolver			07/2028	—	(4)	0.0	(1)
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.67%	07/2028	2,047	2,028	0.3	2,043
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.78%	11/2027	7,537	7,471	1.0	7,537
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.97%	11/2027	1,102	1,087	0.1	1,102
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.86%	10/2028	13,467	13,340	1.8	13,255
Everlast Parent Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.86%	10/2028	829	816	0.1	803
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.11%	10/2028	3,310	3,254	0.4	3,196
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.23%	12/2027	5,017	4,961	0.7	5,017
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.23%	12/2027	1,684	1,676	0.2	1,684
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.23%	12/2027	1,674	1,656	0.2	1,674
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	0.0	—
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor)	10.48%	12/2027	1,827	1,817	0.2	1,838
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.23%	12/2027	696	683	0.1	696

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	11.78%	11/2026	3,332	3,322	0.4	3,151
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (75 Floor) (including 250 PIK)	11.78%	11/2026	3,300	3,283	0.4	3,122
HGH Purchaser, Inc. (4)(5)	Unitranche First Lien Revolver			11/2026	—	3	0.0	(84)
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (75 Floor) (including 250 PIK)	11.78%	11/2026	7,851	7,815	1.0	7,426
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.61%	06/2028	302	285	0.0	302
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.76%	06/2029	10,160	10,040	1.4	10,160
HS Spa Holdings Inc. (Hand & Stone) (8)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,731	1,704	0.2	1,707
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.76%	06/2029	880	867	0.1	884
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.76%	06/2029	482	478	0.1	485
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	11.65%	08/2026	4,656	4,612	0.6	4,377
Ingenio, LLC	Unitranche First Lien Term Loan	S + 700 (100 Floor)	11.65%	08/2026	2,063	2,041	0.3	1,939
Learn-It Systems, LLC (4)(5)	Senior Secured First Lien Revolver			09/2026	—	(1)	0.0	—
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	2,621	2,599	0.4	2,621
Learn-It Systems, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.00%	09/2026	4,432	4,400	0.6	4,432
Learn-It Systems, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor) (including 275 PIK)	10.76%	09/2026	1,187	1,177	0.2	1,187
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.21%	04/2029	5,146	5,113	0.7	5,146
Mario Purchaser, LLC	Unitranche First Lien - Last Out Term Loan	S + 1075 PIK	15.21%	04/2032	4,258	4,177	0.6	4,344
Mario Purchaser, LLC	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.21%	04/2028	313	300	0.0	313
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.21%	04/2029	9,664	9,528	1.3	9,664
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575.3 (100 Floor)	10.21%	04/2029	475	392	0.1	475
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2025	—	—	0.0	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.03%	07/2025	2,971	2,971	0.4	2,936
PPV Intermediate Holdings LLC (Vetcor) (4)(5)	Unitranche First Lien Revolver			08/2029	—	(3)	0.0	(6)
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.26%	08/2029	3,504	3,480	0.5	3,507
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,221	1,201	0.2	1,181
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	304	292	0.0	290

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	12/2028	12,844	12,663	1.7	13,030
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.35%	12/2028	2,883	2,865	0.4	2,924
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(22)	0.0	—
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.35%	12/2028	375	351	0.1	430
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.94%	11/2029	1,485	1,473	0.2	1,485
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.86%	11/2029	1,642	1,628	0.2	1,642
USA Hometown Experts, Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.95%	11/2029	180	173	0.0	180
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	—	0.0	—
Wrench Group LLC (8)	Senior Secured Second Lien Term Loan	1125	11.25%	04/2027	4,833	4,773	0.6	4,793
					139,013	137,433	18.4	137,604
Diversified Financials
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.82%	09/2028	9,804	9,672	1.4	9,874
Alera Group Inc.	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.82%	09/2028	4,888	4,820	0.7	4,922
Alera Group Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	10.09%	09/2028	2,952	2,903	0.4	2,983
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(7)	0.0	(4)
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Revolver			06/2031	—	(8)	0.0	(2)
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.65%	06/2031	7,584	7,511	1.0	7,564
iLending LLC (9)	Senior Secured First Lien Term Loan			06/2026	4,385	4,385	0.3	2,407
iLending LLC (4)(5)(9)	Senior Secured First Lien Revolver			06/2026	—	—	0.0	(324)
King Mid LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.83%	12/2027	3,474	3,455	0.5	3,474
King Mid LLC (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(2)	0.0	—
King Mid LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.83%	12/2027	3,373	3,334	0.5	3,373
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.83%	12/2027	2,003	2,003	0.3	2,003

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	03/2030	837	830	0.1	837
PCS Retirement	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.08%	03/2030	123	116	0.0	123
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.08%	03/2030	5,062	5,018	0.7	5,062
RWA Wealth Partners, LLC.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.10%	11/2030	309	297	0.0	273
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(10)	0.0	(10)
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.27%	11/2030	6,150	6,105	0.8	6,105
Soltis (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2030	—	(6)	0.0	(42)
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(8)	0.0	(8)
Soltis	Unitranche First Lien Term Loan	S + 500 (100 Floor)	10.07%	08/2030	1,895	1,863	0.2	1,864
					52,839	52,271	6.9	50,474
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	1,250	1,250	0.2	1,142
					1,250	1,250	0.2	1,142
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 410 PIK)	15.35%	04/2028	3,166	2,962	0.3	2,005
					3,166	2,962	0.3	2,005
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.89%	05/2027	4,872	4,836	0.7	4,872
JTM Foods LLC	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.89%	05/2027	747	740	0.1	747
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.73%	05/2027	663	660	0.1	663
Mann Lake Ltd. (9)	Senior Secured First Lien Revolver			01/2025	850	848	0.1	498
Mann Lake Ltd. (9)	Senior Secured First Lien Term Loan			01/2025	1,686	1,683	0.1	1,030
					8,818	8,767	1.1	7,810
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2028	6,865	6,770	0.9	6,687
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2028	1,217	1,211	0.2	1,186
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2028	1,318	1,301	0.2	1,285
ACI Group Holdings, Inc.	Unitranche First Lien Revolver	S + 600 (75 Floor) (including 325 PIK)	10.46%	08/2027	74	67	0.0	55

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.08%	10/2029	3,960	3,926	0.5	3,960
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	10/2029	218	210	0.0	218
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(6)	0.0	—
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	3,406	3,391	0.5	3,406
Advanced Diabetes Supply	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.48%	12/2027	4,863	4,816	0.6	4,863
Advanced Diabetes Supply (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(3)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(7)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.59%	02/2029	4,169	4,133	0.6	4,169
Arrow Management Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	9.00%	10/2027	4,802	4,749	0.6	4,802
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	2,148	2,136	0.3	2,148
Arrow Management Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(7)	0.0	—
Arrow Management Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.00%	10/2027	1,541	1,541	0.2	1,541
Avalign Technologies, Inc.	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.86%	12/2028	501	473	0.1	462
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S +725 (75 Floor) (including 362.5 PIK)	11.76%	12/2028	13,037	12,558	1.7	12,728
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	4,452	4,452	0.6	4,452
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.58%	05/2026	1,575	1,575	0.2	1,575
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC (6)	Unsecured Debt	S + 1000 PIK (100 Floor)	14.48%	05/2026	1,819	1,363	0.2	1,819
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.83%	08/2027	4,975	4,925	0.7	4,975
CC Amulet Management, LLC	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.73%	08/2027	671	662	0.1	671
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500	9.78%	08/2027	911	901	0.1	911

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Centria Subsidiary Holdings, LLC (4)(5)	Unitranche First Lien Revolver			06/2027	—	(9)	0.0	(3)
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.68%	06/2027	11,280	11,245	1.5	11,263
ConvenientMD	Senior Secured First Lien Term Loan	S + 500	9.66%	06/2029	5,637	5,579	0.8	5,632
ConvenientMD (4)(5)	Senior Secured First Lien Revolver			06/2029	—	(8)	0.0	(1)
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	11/2027	11,449	11,335	1.5	11,449
EMS Buyer, Inc.	Unitranche First Lien Revolver	S + 575 (100 Floor)	10.21%	11/2027	403	398	0.1	403
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.42%	11/2027	975	963	0.1	975
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	11/2027	2,090	2,090	0.3	2,090
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.48%	06/2029	13,446	12,975	1.7	12,505
FH MD Buyer, Inc	Senior Secured First Lien Term Loan	S + 500 (75 Floor)	9.47%	07/2028	19,350	19,249	2.6	19,302
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.97%	04/2026	5,992	5,966	0.8	5,858
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(6)	0.0	(13)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.97%	04/2026	3,507	3,492	0.5	3,428
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (100 Floor) (including 100 PIK)	11.71%	06/2026	4,935	4,899	0.6	4,805
Great Lakes Dental Partners, LLC	Unitranche First Lien Revolver	S + 725 (100 Floor) (including 100 PIK)	11.71%	06/2026	307	304	0.0	296
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.43%	05/2027	4,402	4,357	0.6	4,402
Homecare Partners Management, LLC	Senior Secured First Lien Revolver	A + 575 (100 Floor)	10.23%	05/2027	851	837	0.1	851
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.23%	05/2027	3,293	3,244	0.4	3,293
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.96%	05/2027	1,073	1,060	0.1	1,073
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.23%	06/2030	862	862	0.1	862
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	14,607	14,483	2.0	14,607
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,668	2,629	0.4	2,668
Hospice Care Buyer, Inc.	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.93%	12/2026	961	945	0.1	961
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.99%	12/2026	2,715	2,674	0.4	2,715
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.99%	12/2026	387	381	0.1	387

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	2,962	2,962	0.4	2,895
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	11.24%	06/2026	356	356	0.0	348
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.98%	06/2026	442	442	0.1	432
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	11.24%	06/2026	814	814	0.1	796
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	7,708	7,537	1.1	7,939
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(64)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	06/2030	17,070	16,749	2.3	17,332
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.66%	10/2027	5,902	5,836	0.8	5,681
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 650 (100 Floor) (including 75 PIK)	11.28%	03/2028	1,154	1,151	0.1	1,030
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.35%	03/2028	468	467	0.1	418
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 75 PIK)	11.37%	03/2028	2,248	2,242	0.3	2,006
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.23%	10/2027	5,536	5,474	0.7	5,417
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.50%	10/2027	1,074	1,062	0.1	1,047
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2027	17,650	17,650	2.4	17,650
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	435	416	0.1	435
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	10.02%	02/2031	883	860	0.1	883
MB2 Dental (4)(5)	Unitranche First Lien Revolver			02/2031	—	(4)	0.0	—
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.86%	02/2031	6,114	6,057	0.8	6,114
Medical Review Institute of America (4)(5)	Senior Secured First Lien Revolver			07/2030	—	(7)	0.0	—
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	07/2030	5,686	5,631	0.8	5,686

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.43%	06/2027	4,410	4,362	0.6	4,410
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.43%	06/2027	5,474	5,411	0.7	5,474
MWD Management LLC (United Derm)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.43%	06/2027	480	467	0.1	480
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Revolver	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	967	966	0.1	941
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	6,732	6,734	0.9	6,554
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	884	877	0.1	860
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	299	299	0.0	291
Omni Ophthalmic Management Consultants, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 350 PIK)	12.70%	09/2025	249	249	0.0	243
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.99%	01/2028	2,841	2,801	0.4	2,833
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2026	—	(10)	0.0	(5)
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.99%	01/2028	11,834	11,679	1.6	11,798
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.99%	01/2028	361	356	0.0	360
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.99%	01/2028	3,528	3,492	0.5	3,514
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 PIK	14.00%	02/2030	3,896	3,836	0.5	3,927
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (75 Floor)	10.58%	05/2029	215	212	0.0	205
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Revolver	S + 575 (75 Floor)	10.08%	05/2029	454	443	0.1	421
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.08%	05/2029	7,133	7,031	0.9	6,841
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.61%	08/2028	9,238	9,129	1.2	9,155
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.61%	08/2028	5,012	5,005	0.7	4,967
Premier Dental Care Management, LLC	Unitranche First Lien Revolver	S + 525 (75 Floor)	9.59%	08/2027	236	216	0.0	215
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.61%	08/2028	1,524	1,506	0.2	1,487

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.44%	09/2027	10,159	10,048	1.4	10,158
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	09/2027	1,582	1,571	0.2	1,582
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	04/2030	2,101	2,063	0.3	2,100
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.93%	05/2027	5,204	5,171	0.7	5,185
Quorum Health Resources (4)(5)	Unitranche First Lien Revolver			05/2027	—	(6)	0.0	(2)
Safco Dental Supply, LLC	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.98%	06/2025	342	341	0.0	334
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(12)	0.0	(31)
REP Behavioral Health, LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.36%	12/2030	121	103	0.0	103
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.36%	12/2030	5,750	5,678	0.8	5,678
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.98%	06/2025	4,043	4,036	0.5	3,986
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(8)	0.0	(2)
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	9,115	9,031	1.2	9,099
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.55%	12/2027	4,725	4,657	0.6	4,717
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2027	—	(7)	0.0	(1)
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(15)	0.0	(12)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	10.81%	12/2028	789	789	0.1	788
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	10.81%	12/2028	15,391	15,293	2.1	15,372
SolutionReach, Inc.	Senior Secured First Lien Term Loan	S + 700 (100 Floor)	12.40%	07/2025	4,624	4,607	0.6	4,624
SolutionReach, Inc.	Senior Secured First Lien Revolver	P + 600	13.75%	07/2025	467	465	0.1	467
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.30%	07/2029	3,693	3,622	0.5	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	8.72%	07/2029	3,628	3,495	0.5	3,628
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	10.30%	07/2029	1,936	1,899	0.3	1,916
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.90%	07/2029	6,040	5,808	0.8	6,040

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.17%	05/2029	6,206	6,153	0.8	6,206
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(5)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.96%	05/2029	357	348	0.0	357
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan			06/2030	—	—	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.96%	06/2030	2,587	2,587	0.3	2,587
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.48%	09/2025	2,947	2,937	0.4	2,889
Unifeye Vision Partners	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.48%	09/2025	1,247	1,243	0.2	1,213
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.48%	09/2025	5,130	5,111	0.7	5,029
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.48%	09/2025	4,933	4,930	0.6	4,837
Vital Care Buyer, LLC (4)(5)	Unitranche First Lien Revolver			07/2031	—	(3)	0.0	(4)
Vital Care Buyer, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2031	2,152	2,131	0.3	2,122
					421,250	415,834	56.0	417,459
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	12.94%	03/2026	3,086	3,075	0.4	2,991
Lash Opco LLC	Unitranche First Lien Revolver	S + 775 (100 Floor) (including 510 PIK)	12.94%	09/2025	384	382	0.0	372
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (100 Floor) (including 510 PIK)	12.94%	03/2026	3,147	3,129	0.4	3,050
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (including 510 PIK)	12.94%	03/2026	1,021	1,017	0.1	990
					7,638	7,603	0.9	7,403
Insurance
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(29)	0.0	—
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(5)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	04/2030	2,189	2,167	0.3	2,190

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.73%	04/2028	8,042	7,992	1.1	8,042
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2027	—	(3)	0.0	—
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	04/2028	1,411	1,399	0.2	1,411
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	04/2028	1,723	1,705	0.2	1,723
Evolution BuyerCo, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 675 (100 Floor)	11.23%	04/2028	247	243	0.0	247
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	9.78%	09/2028	6,464	6,406	0.9	6,481
Galway Borrower, LLC	Unitranche First Lien Revolver	S + 450 (75 Floor)	9.78%	09/2028	45	40	0.0	42
Galway Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.83%	09/2028	11	9	0.0	12
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0	1
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.1	2
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.51%	08/2028	20,225	20,225	2.8	20,261
Integro Parent, Inc. (11)	Senior Secured Second Lien Term Loan	S + 1225 PIK (100 Floor)	16.85%		2,337	2,337	0.3	2,035
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (including 200 PIK)	10.48%	08/2026	5,217	4,993	0.7	5,075
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(13)	0.0	(12)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(14)	0.0	(12)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	9.75%	10/2028	9,088	9,011	1.2	9,056
Patriot Growth Insurance Services, LLC	Unitranche First Lien Revolver	S + 500 (75 Floor)	9.46%	10/2028	330	323	0.0	328
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.48%	10/2028	2,791	2,772	0.4	2,781
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	9.33%	10/2028	703	691	0.1	699
The Hilb Group, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			10/2031	—	(16)	0.0	(33)
The Hilb Group, LLC	Unitranche First Lien Revolver	S + 475 (75 Floor)	9.11%	10/2031	124	108	0.0	107
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	10/2031	14,988	14,839	2.0	14,838

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2028	—	(19)	0.0	(107)
Vantage Insurance Partners, Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.33%	12/2028	78	71	0.0	59
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.33%	12/2028	4,483	4,445	0.6	4,378
					80,496	79,676	10.9	79,604
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,470	992	0.0	116
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,662	—	0.0	—
A&A Global Imports, LLC	Senior Secured First Lien Revolver	S + 665 (100 Floor)	10.98%	06/2026	545	545	0.1	545
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	3,183	3,171	0.1	1,103
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	497	495	0.0	172
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Revolver			06/2026	623	620	0.0	77
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			11/2026	242	241	0.0	84
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			06/2026	829	826	0.0	287
Formulations Parent Corporation	Unitranche First Lien Term Loan	S + 575 (75 Floor)	10.27%	11/2030	9,832	9,660	1.3	9,807
Formulations Parent Corporation (4)(5)	Unitranche First Lien Revolver			11/2029	—	(28)	0.0	(4)
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.58%	12/2029	4,257	4,220	0.6	4,257
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(5)	0.0	—
					23,140	20,733	2.1	16,444
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.48%	12/2027	7,191	7,114	1.0	7,189
Alcanza Clinical Research	Senior Secured First Lien Revolver	S + 600 (100 Floor)	10.48%	12/2027	125	124	0.0	125

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 PIK (75 Floor)	11.21%	12/2028	15,068	14,884	1.7	12,380
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 650 PIK (75 Floor)	11.21%	12/2028	783	774	0.1	643
LSCS Holdings, Inc. (Eversana) (12)	Senior Secured Second Lien Term Loan	S + 800 (50 Floor)	12.47%	12/2029	14,700	14,449	1.9	14,186
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.96%	09/2026	2,174	2,152	0.3	2,163
Teal Acquisition Co., Inc	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.81%	09/2026	1,095	1,084	0.1	1,089
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.96%	09/2026	1,200	1,191	0.2	1,194
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.76%	09/2026	292	291	0.0	291
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	10.01%	12/2029	3,341	3,268	0.4	3,333
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(9)	0.0	(1)
					45,969	45,322	5.7	42,592
Retailing
MeriCal, LLC (9)	Unitranche First Lien Term Loan			11/2025	7,290	7,307	0.5	3,706
MeriCal, LLC (9)	Senior Secured First Lien Revolver			11/2025	630	630	0.0	82
Slickdeals Holdings, LLC (4)(5)(6)	Unitranche First Lien Revolver			06/2025	—	(2)	0.0	—
Slickdeals Holdings, LLC (6)	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.94%	06/2025	13,874	13,842	1.9	13,874
					21,794	21,777	2.4	17,662
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)(9)	Senior Secured First Lien Term Loan			09/2025	8,853	6,014	0.4	2,779
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	32,125	—	0.0	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Revolver			09/2025	17,887	—	0.0	—
OEM Group, LLC (7)(9)	Senior Secured Second Lien Term Loan			09/2025	15,445	—	0.0	—
					74,310	6,014	0.4	2,779

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
ABACUS Holdings I LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.28%	06/2028	2,780	2,761	0.4	2,779
ABACUS Holdings I LLC	Unitranche First Lien Revolver	S + 500 (100 Floor)	9.28%	06/2028	517	502	0.1	517
ABACUS Holdings I LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.28%	06/2028	6,647	6,560	0.9	6,647
ABACUS Holdings I LLC (5)	Unitranche First Lien Delayed Draw Term Loan			06/2028	—	—	0.0	—
ABACUS Holdings I LLC (5)	Unitranche First Lien Revolver			06/2028	—	—	0.0	—
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(2)	0.0	(14)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 700 (100 Floor) (including 200 PIK)	11.59%	07/2027	6,118	6,061	0.8	5,909
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	1,350	1,332	0.2	1,350
Alpine SG, LLC (4)(5)	Senior Secured First Lien Revolver			11/2027	—	(1)	0.0	—
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	967	953	0.1	967
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	10.74%	11/2027	3,361	3,315	0.4	3,361
Alpine SG, LLC	Senior Secured First Lien Term Loan	S + 600	10.74%	11/2027	535	528	0.1	535
Apps Associates LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.21%	07/2027	5,466	5,412	0.7	5,371
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.21%	07/2027	1,760	1,744	0.2	1,729
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	(7)	0.0	(14)
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.83%	07/2027	19,186	19,186	2.5	19,081
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	(21)	0.0	(13)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.46%	06/2026	4,743	4,713	0.6	4,743
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(3)	0.0	—
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.71%	10/2025	1,356	1,353	0.2	1,333
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.92%	10/2025	288	287	0.0	283
Benesys Inc.	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.92%	10/2025	152	155	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 500 (100 Floor)	9.92%	10/2025	138	137	0.0	135

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.08%	08/2030	3,092	3,077	0.4	3,092
Blue Mantis	Senior Secured First Lien Revolver	S + 475 (75 Floor)	9.08%	08/2030	245	235	0.0	245
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	9.08%	08/2030	3,516	3,474	0.5	3,516
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(21)	0.0	—
C-4 Analytics	Senior Secured First Lien Revolver	S + 550 (100 Floor)	10.01%	05/2030	555	538	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	10.01%	05/2030	18,408	18,234	2.5	18,408
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	9.33%	03/2026	2,419	2,411	0.3	2,419
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2026	—	(6)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.33%	03/2026	10,309	10,254	1.4	10,309
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	9,379	9,296	1.2	9,206
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.61%	12/2028	275	271	0.0	265
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.82%	12/2028	550	540	0.1	540
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.08%	01/2029	7,079	7,017	0.9	7,079
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.11%	01/2029	173	154	0.0	173
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.35%	01/2029	567	563	0.1	567
DataVail	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.35%	01/2029	108	106	0.0	108
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	13,365	13,064	1.8	13,341
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(30)	0.0	(3)
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(8)	0.0	(8)
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	9.33%	12/2030	3,050	3,012	0.4	3,012
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	09/2030	2,786	2,759	0.4	2,781

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2028	12,892	12,729	1.7	13,021
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(13)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.08%	11/2028	1,102	1,092	0.1	1,113
List Partners, Inc.	Senior Secured First Lien Revolver	S + 650 (100 Floor) (including 50 PIK)	10.96%	06/2025	316	315	0.0	281
List Partners, Inc.	Senior Secured First Lien Term Loan	S + 650 (100 Floor) (including 50 PIK)	10.96%	06/2025	3,591	3,586	0.4	3,310
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2026	19,689	19,583	2.6	19,738
MRI Software LLC	Unitranche First Lien Revolver	S + 475 (100 Floor)	9.08%	02/2026	86	78	0.0	39
MRI Software LLC (12)	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.08%	02/2026	1,283	1,276	0.2	1,286
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan			02/2027	—	—	0.0	—
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	9.08%	02/2027	100	95	0.0	95
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			07/2030	—	(7)	0.0	(25)
Medicus IT (4)(5)	Unitranche First Lien Revolver			07/2030	—	(10)	0.0	(10)
Medicus IT	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.58%	07/2030	6,085	6,026	0.8	6,030
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.09%	07/2031	273	257	0.0	273
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	9.11%	07/2031	13,295	13,168	1.8	13,386
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.99%	10/2026	2,994	2,974	0.4	2,897
New Era Technology, Inc.	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.83%	10/2026	228	226	0.0	221
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	10/2026	1,924	1,908	0.2	1,861
New Era Technology, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.73%	10/2026	6,377	6,339	0.8	6,170
New Era Technology, Inc.	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.83%	10/2026	486	481	0.1	470
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(24)	0.0	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.96%	10/2027	9,378	9,279	1.3	9,378

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +650 (100 Floor) (including 100 PIK)	11.00%	03/2027	1,083	1,082	0.1	1,069
Ontario Systems, LLC	Unitranche First Lien Revolver	S +650 (100 Floor) (including 100 PIK)	11.98%	03/2027	500	499	0.1	494
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +650 (100 Floor) (including 100 PIK)	11.25%	03/2027	3,133	3,125	0.4	3,094
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S +650 (100 Floor) (including 100 PIK)	11.00%	03/2027	545	538	0.1	538
Ontario Systems, LLC	Unitranche First Lien Term Loan	S +650 (100 Floor) (including 100 PIK)	11.00%	03/2027	444	440	0.1	439
Park Place Technologies, LLC (8)	Unsecured Debt	1250 PIK	12.50%	05/2029	1,132	1,132	0.1	1,088
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	12.46%	07/2027	5,000	5,000	0.7	5,000
Right Networks, LLC (5)	Unitranche First Lien Revolver			05/2026	—	—	0.0	—
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.96%	05/2026	9,255	9,218	1.2	9,255
Right Networks, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.96%	05/2026	8,057	7,999	1.1	8,057
Right Networks, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	05/2026	2,054	2,040	0.3	2,054
Ruffalo Noel Levitz, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor) (including 425 PIK)	11.26%	12/2026	314	310	0.0	248
Ruffalo Noel Levitz, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor) (including 425 PIK)	11.20%	12/2026	2,591	2,572	0.3	2,043
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.98%	09/2026	19,826	19,613	2.6	19,826
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.98%	09/2026	2,415	2,389	0.3	2,415
Saturn Borrower Inc	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.98%	09/2026	1,816	1,800	0.2	1,816
Smartronix, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.35%	11/2028	23,387	23,070	3.1	23,387
Smartronix, LLC (4)(5)	Unitranche First Lien Revolver			11/2028	—	(38)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	10.08%	04/2028	2,364	2,350	0.3	2,364
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(12)	0.0	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	10.08%	04/2028	8,726	8,616	1.2	8,726
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2030	—	(5)	0.0	(12)
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(3)	0.0	(4)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.80%	12/2030	1,200	1,188	0.2	1,188

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 575 (100 Floor)	10.23%	05/2028	792	788	0.1	792
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.23%	05/2028	5,168	5,100	0.7	5,168
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	10.49%	05/2028	2,370	2,370	0.3	2,370
TMA Buyer, LLC	Unitranche First Lien Term Loan	S + 575 (100 Floor)	11.00%	09/2027	3,042	2,962	0.4	2,997
TMA Buyer, LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(9)	0.0	(6)
TMA Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.92%	09/2027	362	353	0.0	357
Transportation Insight, LLC	Senior Secured First Lien Term Loan	S + 550 (including 245 PIK)	8.93%	06/2027	4,949	4,940	0.5	3,978
Transportation Insight, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (including 245 PIK)	8.93%	06/2027	1,230	1,228	0.1	989
Transportation Insight, LLC	Senior Secured First Lien Revolver	S + 550 (including 245 PIK)	8.93%	06/2027	338	336	0.0	191
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	12/2025	616	614	0.1	616
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,009	1,004	0.1	1,009
Winxnet Holdings LLC	Unitranche First Lien Revolver	S + 600 (100 Floor)	10.46%	12/2025	407	404	0.1	407
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,872	1,867	0.2	1,872
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,493	1,486	0.2	1,493
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	1,114	1,104	0.1	1,114
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.46%	12/2025	195	194	0.0	195
					330,138	326,927	43.0	326,615
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.64%	12/2026	3,513	3,433	0.5	3,513
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (including 200 PIK)	12.59%	08/2025	5,798	5,798	0.5	3,604
Gener8, LLC	Senior Secured First Lien Revolver	S + 800 (including 200 PIK)	12.59%	08/2025	1,238	1,238	0.1	656
Gener8, LLC	Senior Secured First Lien Term Loan	S + 800 (100 Floor) (including 200 PIK)	12.59%	08/2025	250	250	0.0	155
					10,799	10,719	1.1	7,928

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (including 425 PIK)	11.49%	08/2026	2,327	2,326	0.3	2,280
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (including 425 PIK)	11.49%	08/2026	440	440	0.1	431
A&R Logistics Holdings, Inc.	Unitranche First Lien Term Loan	S + 690 (including 425 PIK)	11.49%	08/2026	42	42	0.0	42
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 675 (including 425 PIK)	9.17%	01/2028	4,289	4,239	0.6	4,238
					7,098	7,047	1.0	6,991
Total Debt Investments United States					1,470,139	1,382,143	180.7%	1,353,227
Equity Investments
Automobiles & Components
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	828
Sun Acquirer Corp.	Common Stock				428	43	0.0	58
						658	0.1	886

Capital Goods
Envocore Holding, LLC (7)	Common Stock				521,354	—	0.0	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock Class A				2,805,726	1,011	0.5	3,490
Allied Universal Holdings, LLC	Common Stock Class A				684,903	685	0.1	852
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	216
ASP MCS Acquisition Corp. (6)	Common Stock				791	-	0.0	66
ASP MCS Acquisition Corp. (6)	Preferred Stock				792	333	0.1	446
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.3	1,879
Iris Buyer, LLC	Common Stock				577	577	0.1	635
Iris Buyer, LLC	Common Stock				576,923	—	0.0	56
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	1,104
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	—
RN Enterprises, LLC	Common Stock				776	776	0.1	776
Receivable Solutions, Inc.	Preferred Stock Class A				137,000	137	0.0	328

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Service Logic Acquisition, Inc.	Common Stock				13,132	1,313	0.5	3,820
Seko Global Logistics Network, LLC (11)	Common Stock				625	2,372	0.3	2,372
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						10,972	2.1	16,043
Consumer Services
Everlast Parent Inc.	Common Stock				948	949	0.1	699
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	682
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	24
HGH Purchaser, Inc.	Common Stock Class A				4,171	417	0.0	201
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,357
Legalshield	Common Stock				372	372	0.1	751
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	786
Mario Purchaser, LLC	Common Stock				118	118	0.0	91
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	342
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,370
Wrench Group LLC	Common Stock				2,337	235	0.1	597
Wrench Group LLC	Common Stock				655	66	0.0	167
						7,141	0.9	7,067
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					267	0.0	336
First Eagle Greenway Fund II, LLC (11)(13)(14)	Partnership Interest					—	0.0	—
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.4	32,574
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,312	0.2	1,131
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	31
WhiteHawk III Onshore Fund L.P. (2)(6)(11)(13)(14)	Partnership Interest					4,957	0.7	5,354
						48,094	5.3	39,426
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	3,000	0.3	2,334
						3,000	0.3	2,334

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	910	0.1	456
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	5,030
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	40
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.0	74
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.3	2,545
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,567
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	84
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.3	2,487
Patriot Acquisition Topco S.A.R.L (11)	Common Stock Class A				1,192	1,192	0.2	1,416
Patriot Acquisition Topco S.A.R.L (11)	Common Stock Class B				16,416	46	0.0	—
Seniorlink Incorporated	Common Stock				68,182	423	0.3	2,273
Smile Doctors LLC	Common Stock				1,191	714	0.1	668
Vital Care Buyer, LLC	Common Stock				649	1	0.0	5
Vital Care Buyer, LLC	Common Stock				64	64	0.0	56
						11,898	2.2	16,701
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1	475
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,143
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,215	0.3	2,448
Integro Parent, Inc. (11)	Common Stock				4,468	454	0.0	—
						2,494	0.6	4,066
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
						—	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	952	0.2	1,140
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	554
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.0	214
WCT Group Holdings, LLC	Common Stock				118	1,177	0.2	1,675
						3,132	0.5	3,583
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0	—
MeriCal, LLC	Common Stock				5,334	—	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	569
Slickdeals Holdings, LLC (6)	Common Stock				89	891	0.1	892
Vivid Seats Ltd. (6)(11)(12)	Common Stock				608,108	608	0.1	910
						1,602	0.3	2,371
Semiconductor and Semiconductor Equipment
OEM Group, LLC (7)	Common Stock				20,000	—	0.0	—
						—	0.0	—
Software & Services
Certify, Inc.	Common Stock				841	247	0.0	289
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	867
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	—
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	1,982
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,294
Park Place Technologies, LLC	Common Stock Class A2				479	479	0.0	—
Park Place Technologies, LLC	Common Stock Class B2				442,203	27	0.1	461
Park Place Technologies, LLC	Common Stock Class W				685,018	—	0.0	—
Saturn Borrower Inc	Common Stock				434,163	434	0.1	386
						4,012	0.8	5,285

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	0.2	1,254
						—	0.2	1,254
Total Equity Investments United States						93,003	13.3%	99,016
Total United States						$1,475,146	194.0%	$1,452,243
Canada
Equity Investments
Telecommunication Services
Sandvine Corporation	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0	—
Total Canada						$—	0.0%	$—
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 652.66	11.72%	12/2027	£7,681	$7,645	1.0%	$7,673
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 652.66	11.48%	12/2027	£1,038	1,006	0.1	1,037
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	11.57%	06/2028	£1,775	1,960	0.2	1,773
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.59%	06/2028	£491	524	0.1	490
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.22%	06/2028	£13,786	13,361	1.8	13,773
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.20%	06/2028	£2,675	2,641	0.4	2,673
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.20%	06/2028	£3,567	3,598	0.5	3,564
Nurture Landscapes	Unitranche First Lien Delayed Draw Term Loan	SN + 650	11.24%	06/2028	£6,243	6,079	0.8	6,236
					37,256	36,814	4.9	37,219

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.33%	03/2028	£4,352	$4,293	0.6	$4,352
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	£9,939	9,805	1.3	9,939
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.58%	03/2028	£4,953	4,878	0.7	4,953
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	£—	(52)	0.0	—
					19,244	18,924	2.6	19,244
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	11.32%	10/2030	£5,439	$5,210	0.7	$5,433
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	11.07%	10/2030	£1,559	1,495	0.2	1,558
					6,998	6,705	0.9	6,991
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 575	10.73%	08/2028	£510	$522	0.1	$510
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 575	10.73%	08/2028	£16,586	17,873	2.2	16,569
					17,096	18,395	2.3	17,079
Total Debt Investments United Kingdom					£80,594	$80,838	10.7%	$80,533
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Preferred Stock				£2,126,875	$968	0.3	$2,023
VetStrategy (11)	Common Stock				£37,612	30	—	—
					2,164,487	998	0.3	2,023
Total Equity Investments United Kingdom						998	0.3%	2,023
Total United Kingdom						$81,836	11.0%	$82,556

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
France
Debt Investments
Commercial & Professional Services
Efor Holding (11)	Unitranche First Lien Term Loan	E + 650	9.36%	10/2030	€2,985	$3,072	0.4%	$2,986
Efor Holding (11)	Unitranche First Lien Delayed Draw Term Loan	E + 650	9.36%	10/2030	€1,029	1,046	0.1	1,029
					€4,014	4,118	0.5	4,015
Total Debt Investments France					4,014	4,118	0.5%	4,015
Total France						$4,118	0.5%	$4,015
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	10.20%	11/2031	£6,267	$6,130	0.8%	$6,088
					£6,267	6,130	0.8	6,088
Total Debt Investments Jersey					£6,267	6,130	0.8%	6,088
Total Jersey						$6,130	0.8%	$6,088
Netherlands
Debt Investments
Commercial & Professional Services
Pitch MidCo B.V. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			04/2031	€—	(19)	—	—
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	9.60%	04/2031	€2,967	2,986	0.4	2,967
					2,967	2,967	0.4	2,967

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 600 (including 187.5 PIK)	11.55%	07/2029	€2,305	$2,283	0.3	$2,305
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (including 187.5 PIK)	9.68%	07/2029	€1,301	1,258	0.2	1,301
Eagle Midco B.V. (Avania) (4)(5)(11)	Senior Secured First Lien Revolver			01/2029	€—	—	0.0	—
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 600 (including 218.75 PIK)	11.34%	07/2029	€3,449	3,381	0.5	3,449
					7,055	6,922	1.0	7,055
Total Debt Investments Netherlands					10,022	9,889	1.4%	10,022
Total Netherlands						$9,889	1.4%	$10,022
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				€1,025	$1	0.0	$—
Miraclon Corporation (11)	Preferred Stock				€90,601	73	0.0	122
						74	0.0	122
Total Equity Investments Belgium						$74	0.0%	$122
Total Belgium						$74	0.0%	$122
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(28)	0.0	$(27)
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	9.38%	11/2030	AUD 6,430	6,686	0.8	6,298
					AUD 6,430	6,658	0.8	6,271

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575	10.23%	03/2028	AUD 18,070	$21,410	2.4	$18,061
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 575 (75 Floor)	10.23%	03/2028	AUD 3,013	3,350	0.4	3,012
					AUD 21,083	24,760	2.8	21,073
Total Debt Investments Australia					AUD 27,513	31,418	3.6%	27,344
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock Class A				AUD 128,654,071	$1,286	0.2	$1,286
Ancora Bidco PTY LTD (11)	Common Stock Class B				AUD 6,771,267	68	0.0	68
						1,354	0.2	1,354
Total Equity Investments Australia						1,354	0.2%	1,354
Total Australia						$32,772	3.8%	$28,698
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Term Loan	E + 600 (including 150 PIK)	9.39%	08/2029	€9,319	$8,883	1.3	$9,322
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	(7)	0.0	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1000 (including 1339 PIK)	13.39%	08/2030	€2,448	2,381	0.3	2,448
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 600 (including 150 PIK)	10.18%	08/2029	€1,572	1,598	0.2	1,572
					13,339	12,855	1.8	13,342
Total Debt Investments Sweden					13,339	12,855	1.8%	13,342

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2024 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.2	1,771
						1,086	0.2	1,771
Total Equity Investments Sweden						1,086	0.2%	1,771
Total Sweden						$13,941	2.0%	$15,113
Total Investments						$1,623,906	213.5%	$1,598,857

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Fund			4.41%			$2,110	0.3	$2,110
Other Cash						37,312	5.0	37,312
Cash Equivalents Total						$39,422	5.3%	$39,422
Investments and Cash Equivalents Total						$1,663,328	218.8%	$1,638,279

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
(10)
These loans are unitranche first lien/last-out term loans. In addition to the interest earned based on the effective interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional june interest as a result of an agreement among lenders whereby the loan has been allocated to “first-out” and “last-out” tranches, whereby the “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any amounts due thereunder. The Company holds the “last-out” tranche.
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.6% as of December 31, 2024.
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

December 31, 2025

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, we had investments in eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. As of December 31, 2024, we had investments in seven portfolio companies on non-accrual status, which represented 2.2% and 0.9% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of December 31, 2025 and 2024.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of December 31, 2025 the Company is subject to potential examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

New Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. For the year ended December 31, 2025, the Company has analyzed the Company's income taxes paid and has determined no additional disclosures are required.

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

For the years ended December 31, 2025, 2024, and 2023, the Company incurred administrative services expenses of $1,778, $1,365 and $1,454 respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2025 and 2024, $592 and $555, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred management fees of $20,303, $20,223 and $19,613 of which $53, $125 and $190, respectively, were waived. As of December 31, 2025 and 2024, management fees of $5,037 and $5,066, respectively, were unpaid.

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

For the years ended December 31, 2025, 2024, and 2023, the Company incurred income incentive fees of $14,174, $18,855 and $17,451, of which $90, $145 and $276, respectively, were waived. As of December 31, 2025 and 2024, income incentive fees of $3,468 and $4,305, respectively, were unpaid.

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

For the years ended December 31, 2025, 2024, and 2023, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of December 31, 2025 and 2024, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent Capital Group LP ("Crescent"), its employees and certain officers and directors of the Company. As of December 31, 2025 and 2024, Crescent, its employees and certain officers and directors of the Company owned 2.83% and 2.74%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction. As of December 31, 2025 and 2024, Sun Life owned 6.02% and 6.01%, respectively, of the Company’s outstanding common stock. Sun Life is the sole lender of the Company’s Series 2023A Unsecured Notes and a $10,000 participating lender in the Company’s Series 2021A Unsecured Notes, both described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the year ended December 31, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2025	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$15,110	$593	$—	$—	$2,559	$18,262	$1,506
ASP MCS Acquisition	728	5	(3,678)	3,344	(339)	60	—
Bayside Opco, LLC	7,920	458	(55)	—	1,595	9,918	1,170
Isagenix International, LLC	2,005	351	—	—	(1,002)	1,354	444
Slickdeals Holdings, LLC(4)	14,766	—	(12,736)	(1,996)	(34)	—	784
Vivid Seats Ltd.(3)	910	—	(607)	—	(303)	—	—
WhiteHawk III Onshore Fund L.P.	5,354	—	(4,957)	—	(397)	—	697
Total Non-Controlled Affiliates	$46,793	$1,407	$(22,033)	$1,348	$2,079	$29,594	$4,601

The Company’s investments in non-controlled affiliates for the year ended December 31, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$14,152	$903	$—	$—	$55	$15,110	$1,539
ASP MCS Acquisition	799	355	(864)	119	319	728	41
Bayside Opco, LLC	6,704	1,078	(41)	—	179	7,920	1,677
GACP II, LP	3,927	(639)	(2,855)	(505)	72	—	—
Isagenix International, LLC	2,546	318	—	—	(859)	2,005	403
Slickdeals Holdings, LLC	15,192	12	(147)	—	(291)	14,766	784
smarTours, LLC	—	23	—	(4,828)	4,805	—	70
Vivid Seats Ltd.	1,021	—	—	—	(111)	910	—
WhiteHawk III Onshore Fund L.P.	8,278	(1,355)	(1,554)	—	(15)	5,354	1,058
Total Non-Controlled Affiliates	$52,619	$695	$(5,461)	$(5,214)	$4,154	$46,793	$5,572

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
(3)
Vivid Seats, Ltd. restructured during the year and no longer meets the definition of a non-controlled affiliate.
(4)
Slickdeals Holdings, LLC meets the definition of a controlled affiliate after the restructuring which occurred during the year ended December 31, 2025

The Company’s investments in controlled affiliates for the year ended December 31, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2025	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$9,221	$1,829	$(2,847)	$—	$2,130	$10,333	$721
First Eagle Logan JV, LLC(1)	32,575	—	—	—	811	33,386	6,520
Loadmaster Derrick & Equipment, Inc.	3,476	—	(815)	—	777	3,438	129
OEM Group, LLC	2,779	—	(2,214)	(3,800)	3,235	—	(1)
Slickdeals Holdings, LLC (4)	—	13,454	(38)	—	(222)	13,194	312
Total Controlled Affiliates	$48,051	$15,283	$(5,914)	$(3,800)	$6,731	$60,351	$7,681

The Company’s investments in controlled affiliates for the year ended December 31, 2024 were as follows (in thousands):

	Fair Value as of December 31, 2023	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2024	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,375	$1,615	$(695)	$—	$(2,074)	$9,221	$614
First Eagle Logan JV, LLC(1)	39,004	—	(2,559)	—	(3,870)	32,575	9,784
Loadmaster Derrick & Equipment, Inc.	6,287	—	(3,750)	6,443	(5,504)	3,476	471
OEM Group, LLC	8,253	(322)	(1,669)	—	(3,483)	2,779	—
Total Controlled Affiliates	$63,919	$1,293	$(8,673)	$6,443	$(14,931)	$48,051	$10,869

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
(4)
Slickdeals Holdings, LLC meets the definition of a controlled affiliate after the restructuring which occurred during the year ended December 31, 2025.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2025			As of December 31, 2024
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$370,529	$350,795	$(19,734)	$395,736	$379,627	$(16,109)
Unitranche First Lien	1,068,444	1,047,747	(20,697)	1,055,506	1,044,141	(11,365)
Unitranche First Lien - Last Out	25,382	26,290	908	14,888	14,741	(147)
Senior Secured Second Lien	15,234	12,180	(3,054)	44,571	38,537	(6,034)
Unsecured Debt	18,144	19,003	859	16,690	17,525	835
Equity & Other	61,139	77,225	16,086	48,421	64,860	16,439
LLC/LP Equity Interests	44,597	36,178	(8,419)	48,094	39,426	(8,668)
Total investments	$1,603,469	$1,569,418	$(34,051)	$1,623,906	$1,598,857	$(25,049)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
Health Care Equipment & Services	$427,641	27.3%	$436,183	27.3%
Software & Services	319,087	20.3	348,979	21.8
Commercial & Professional Services	241,265	15.4	231,599	14.6
Consumer Services	138,499	8.8	144,671	9.0
Diversified Financials	93,081	5.9	95,988	6.0
Insurance	89,672	5.7	83,670	5.2
Pharmaceuticals, Biotechnology & Life Sciences	72,836	4.6	53,230	3.3
Retailing	64,344	4.1	56,219	3.5
Automobiles & Components	33,775	2.2	35,988	2.3
Capital Goods	28,989	1.8	30,005	1.9
Food, Beverage & Tobacco	14,754	0.9	19,244	1.2
Consumer Durables & Apparel	12,004	0.8	16,444	1.0
Technology, Hardware & Equipment	11,352	0.7	14,801	0.9
Household & Personal Products	7,268	0.5	7,928	0.5
Materials	5,812	0.4	7,403	0.5
Transportation	4,246	0.3	8,245	0.5
Energy	3,438	0.2	3,476	0.2
Food & Staples Retailing	1,355	0.1	2,005	0.1
Semiconductor and Semiconductor Equipment	-	-	2,779	0.2
Total investments	$1,569,418	100.0%	$1,598,857	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2025	Percentage of Fair Value	Fair Value as of December 31, 2024	Percentage of Fair Value
United States	$1,371,016	87.3%	$1,452,243	90.8%
United Kingdom	81,059	5.2	82,556	5.2
Australia	31,367	2.0	28,698	1.8
Switzerland	24,766	1.6	-	-
Canada	20,479	1.3	-	-
Sweden	18,262	1.2	15,113	0.9
Netherlands	13,430	0.9	10,022	0.6
Jersey	6,741	0.4	6,088	0.4
Finland	2,192	0.1	-	-
Belgium	106	0.0	122	0.0
France	-	-	4,015	0.3
Total investments	$1,569,418	100.0%	$1,598,857	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$350,795	$350,795
Unitranche First Lien	—	9,290	1,038,457	1,047,747
Unitranche First Lien – Last Out	—	—	26,290	26,290
Senior Secured Second Lien	—	—	12,180	12,180
Unsecured Debt	—	—	19,003	19,003
Equity & Other	43	46	77,136	77,225
Subtotal	$43	$9,336	$1,523,861	$1,533,240
Investments Measured at NAV (1)				36,178
Total Investments				$1,569,418

Cash Equivalents	$2,967	$—	$—	$2,967
Foreign Currency Forward Contracts - Assets	—	2,135	—	2,135
Foreign Currency Forward Contracts - Liabilities	—	2,134	—	2,134

The following table presents fair value measurements of investments as of December 31, 2024 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$379,628	$379,628
Unitranche First Lien	—	30,206	1,013,934	1,044,140
Unitranche First Lien – Last Out	—	—	14,741	14,741
Senior Secured Second Lien	—	14,186	24,351	38,537
Unsecured Debt	—	—	17,525	17,525
Equity & Other	—	1,125	63,735	64,860
Subtotal	$—	$45,517	$1,513,914	$1,559,431
Investments Measured at NAV (1)				39,426
Total Investments				$1,598,857

Cash Equivalents	$2,110	$—	$—	$2,110
Foreign Currency Forward Contracts - Assets	—	4,815	—	4,815
Foreign Currency Forward Contracts - Liabilities	—	—	—	—

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2025, based off of the fair value hierarchy as of December 31, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2025	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Amortized discounts/premiums	1,573	4,590	74	183	211	—	6,631
Paid in-kind interest	2,062	4,918	758	352	2,520	—	10,610
Net realized gain (loss)	(8,204)	(5,395)	—	(693)	—	4,392	(9,900)
Net change in unrealized appreciation (depreciation)	(3,632)	(9,438)	1,059	2,720	24	321	(8,946)
Purchases	76,436	203,858	9,773	—	1	16,752	306,820
Sales/return of capital/principal repayments/paydowns	(97,068)	(195,040)	(115)	(14,733)	(1,278)	(8,064)	(316,298)
Transfers in	—	21,030	—	—	—	—	21,030
Transfers out	—	—	—	—	—	—	-
Balance as of December 31, 2025	$350,795	$1,038,457	$26,290	$12,180	$19,003	$77,136	$1,523,861
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$(9,987)	$(9,418)	$1,059	$2,527	$(19)	$2,442	$(13,396)

During the year ended December 31, 2025, the Company recorded $21,030 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and no transfers from Level 3 to Level 2.

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

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2025 and 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$303,854	Discounted Cash Flows	Discount Rate	4.7%	-	19.5%	(9.8%)
	38,452	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	11.7x	(9.0x)
	8,489	Transaction Precedent	Transaction Price			N/A
	$350,795

Unitranche First Lien	897,161	Discounted Cash Flows	Discount Rate	7.6%	-	19.1%	(9.8%)
	41,357	Enterprise Value	Comparable EBITDA Multiple	6.7x	-	12.0x	(9.1x)
	33,097	Transactions Precedent	Transaction Price			N/A
	66,842	Broker Quoted	Broker Quote			N/A
	$1,038,457

Unitranche First Lien - Last Out	18,905	Discounted Cash Flows	Discount Rate	7.6%	-	15.9%	(11.3%)
	7,385	Enterprise Value	Comparable EBITDA Multiple			10.6x
	$26,290

Senior Secured Second Lien	8,076	Discounted Cash Flows	Discount Rate	11.7%	-	12.7%	(12.3%)
	4,104	Enterprise Value	Comparable EBITDA Multiple			3.3x
	$12,180

Unsecured Debt	16,904	Discounted Cash Flows	Discount Rate	10.6%	-	15.5%	(13.6%)
	2,099	Enterprise Value	Comparable EBITDA Multiple			11.7x
	$19,003

Equity & Other	77,136	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	28.0x	(13.7x)
	$77,136

Total	$1,523,861

Security Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$324,549	Discounted Cash Flows	Discount Rate	8.0%	-	18.3%	(10.8%)
	27,840	Enterprise Value	Comparable EBITDA Multiple	3.1x	-	10.6x	(8.1x)
	2,779	Discounted Cash Flows	Royalty Payment Discount Rate			22.4%
	24,460	Broker Quoted	Broker Quote			N/A
	$379,628

Unitranche First Lien	$988,714	Discounted Cash Flows	Discount Rate	8.9%	-	18.3%	(10.7%)
	12,556	Enterprise Value	Comparable Revenue Multiple			10.9x
	12,664	Broker Quoted	Broker Quote			N/A
	$1,013,934

Unitranche First Lien - Last Out	$14,741	Discounted Cash Flows	Discount Rate	11.2%	-	16.0%	(12.8%)
	$14,741

Senior Secured Second Lien	$15,802	Discounted Cash Flows	Discount Rate	12.4%	-	14.1%	(12.9%)
	3,549	Enterprise Value	Comparable EBITDA Multiple	1.4x	-	10.1x	(5.1x)
	5,000	Broker Quoted	Broker Quote			N/A
	$24,351

Unsecured Debt	$15,706	Discounted Cash Flows	Discount Rate	13.3%	-	17.2%	(14.2%)
	1,819	Enterprise Value	Comparable EBITDA Multiple			10.6x
	$17,525

Equity & Other	$63,735	Enterprise Value	Comparable EBITDA Multiple	3.1x	-	27.4x	(15.3x)
	$63,735

Total	$1,513,914

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

Note 6. Debt

Debt consisted of the following (in thousands):

	December 31, 2025				December 31, 2024
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$400,000	329,600	$70,400	$329,600	$500,000	$344,850	$155,150	$344,850
SMBC Corporate Revolving Facility	310,000	138,402	171,598	138,402	310,000	242,601	67,399	242,601
Series 2021A Unsecured Notes(4)	135,000	135,000	—	135,000	135,000	135,000	—	135,000
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	50,000	50,000	50,000	—	50,000
Series 2024A Unsecured Notes - 2028(7)	35,000	35,000	—	35,000	35,000	—	35,000	—
Series 2024A Unsecured Notes - 2030(8)	80,000	80,000	—	80,000	80,000	—	80,000	—
Total Debt	$1,121,600	$879,602	$241,998	$879,602	$1,221,600	$884,051	$337,549	$884,051

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2025 and 2024, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of December 31, 2025 and 2024, the fair value of the Series 2021A Unsecured Notes was approximately $134,487 and $133,280, respectively.
(5)
As of December 31, 2025 and 2024, the fair value of the FCRX Unsecured Notes was approximately $111,823 and $109,680, respectively.
(6)
As of December 31, 2025 and 2024, the fair value of the Series 2023A Unsecured Notes was approximately $50,207 and $52,027, respectively.
(7)
As of December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2028 was approximately $35,074.
(8)
As of December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2030 was approximately $80,660.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2025, 2024, and 2023 was 6.42%, 7.12% and 7.02% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the years ended December 31, 2025, 2024, and 2023 was $896,494, $881,056 and $836,999 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2025 and 2024, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes would be deemed to be Level 2 of the fair value hierarchy.

As of December 31, 2025 and 2024 the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis. As of December 31, 2025 and 2024, deferred financing costs related to the SPV Asset Facility were $3,215 and $5,262, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on a straight line basis. As of December 31, 2025 and 2024, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,704 and $2,511, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the Series 2021A Unsecured Notes on a straight line basis. As of December 31, 2025 and 2024, deferred financing costs related to the Series 2021A Unsecured Notes were $36 and $323, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on a straight line basis. As of December 31, 2025 and 2024, deferred financing costs related to the Series 2023A Unsecured Notes were $43 and $118, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2028 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2028 on a straight line basis. As of December 31, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $231 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2030 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2030 on a straight line basis. As of December 31, 2025 and December 31, 2024, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $612 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company's credit facilities and unsecured debt were as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Borrowing interest expense	$52,979	$58,933	$54,875
Unused facility fees	1,022	1,472	1,767
Amortization of financing costs	3,437	2,356	2,100
Total interest and credit facility expenses	$57,438	$62,761	$58,742
Weighted average outstanding balance	$896,494	$881,056	836,999

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

During the years ended December 31, 2025 and 2024 the Company’s average U.S. dollar ("USD") notional exposure to foreign currency forward contracts was $78,589 and $55,478, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2025	Wells Fargo Bank, N.A.	$2,135	$(2,134)	$1	$—	$1
December 31, 2024	Wells Fargo Bank, N.A.	$4,815	$—	$4,815	$—	$4,815

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023

Net realized gain (loss) on foreign currency forward contracts	$-	$3,223	$1,021
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(4,814)	(229)	(2,954)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(4,814)	$2,994	$(1,933)

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 and 2024, the Company had aggregated unfunded commitments totaling $211,864 and $212,459 including foreign denominated commitments converted to USD at the balance sheet date, respectively, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2025		As of December 31, 2024
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
ABACUS Holdings I LLC (7)	Revolver	—	—	6/22/2028	550
ABACUS Holdings I LLC (7)	Revolver	—	—	6/24/2028	689
ABACUS Holdings I LLC (7)	Delayed Draw Term Loan	—	—	6/22/2028	4,000
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	6	8/2/2027	664
Action Signature Acquisition, Inc. (5)	Revolver	12/17/2027	397	6/17/2026	212
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Acu-Serve, LLC	Delayed Draw Term Loan	10/18/2029	—	10/18/2029	1,780
Advanced Diabetes Supply (7)	Revolver	—	—	12/30/2027	350
Affinitiv, Inc. (5)	Revolver	7/26/2027	425	7/26/2027	425
Alcanza Clinical Research (5)	Revolver	12/15/2027	63	12/15/2027	—
Alera Group Inc.	Delayed Draw Term Loan	—	—	9/30/2028	167
Alpine SG, LLC	Revolver	—	—	11/5/2027	105
Ancora Bidco PTY LTD (9)	Delayed Draw Term Loan	11/6/2030	1,446	11/6/2030	1,342
Annuity Health (5)	Revolver	2/8/2029	800	2/8/2029	800
APC Bidco Limited (12)	Delayed Draw Term Loan	11/10/2027	1,216	10/11/2030	2,067
Apps Associates LLC (5)	Revolver	7/2/2027	560	7/2/2027	800
Arrow Management Acquisition, LLC	Revolver	—	—	10/14/2027	1,200
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	—	—	10/14/2027	1,809
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	832	10/22/2026	833
Auveco Holdings (5)	Revolver	5/5/2028	525	5/5/2028	465
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	835	12/20/2028	1,169
Avidity Acquisition B.V. (7)	Delayed Draw Term Loan	3/4/2029	518	n/a	—
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	436	8/31/2029	385
Balance Partners (5)	Revolver	4/3/2030	550	4/3/2030	550
Balance Partners	Delayed Draw Term Loan	4/3/2030	—	4/3/2030	3,250
Bandon Fitness (Texas) Inc.	Revolver	7/27/2028	—	7/27/2028	401
Banker's Toolbox, Inc. (5)	Revolver	7/27/2029	2,406	7/27/2027	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2026	634	5/31/2026	634
Belay Inc. (5)	Revolver	6/25/2026	650	6/25/2026	650
Benesys Inc.	Revolver	10/5/2026	—	10/3/2025	(2)
Benesys Inc.	Revolver	10/5/2026	—	10/3/2025	24
Blue Mantis (5)	Revolver	8/19/2030	324	8/19/2030	630
BVI Medical Inc. (7)	Delayed Draw Term Loan	9/7/2027	284	n/a	—
BVI Medical Inc. (5)	Revolver	3/7/2032	821	n/a	—
C-4 Analytics (5)	Revolver	5/14/2030	1,295	5/14/2030	1,295
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2026	4,650	5/14/2030	4,650
Career Certified, LLC (7)	Delayed Draw Term Loan	2/19/2031	152	n/a	—
Career Certified, LLC (5)	Revolver	2/19/2031	350	n/a	—
CC Amulet Management, LLC (5)	Revolver	8/31/2027	5	8/31/2027	97
Centria Subsidiary Holdings, LLC (5)	Revolver	6/9/2027	1,974	6/9/2027	1,974
Claritas, LLC (5)	Revolver	3/31/2028	1,950	3/31/2026	1,950
Concord III, LLC (5)	Revolver	12/20/2028	138	12/20/2028	275
ConvenientMD (5)	Revolver	6/15/2029	413	6/15/2029	688
DataVail (5)	Revolver	1/4/2029	220	1/4/2029	(4)
DataVail (5)	Revolver	1/4/2029	120	1/4/2029	192
DataVail	Delayed Draw Term Loan	1/4/2029	—	1/4/2029	2,128
Duraserv LLC	Delayed Draw Term Loan	6/10/2026	—	6/10/2031	899
Duraserv LLC (7)	Delayed Draw Term Loan	3/3/2027	735	n/a	—
Duraserv LLC (5)	Revolver	6/10/2030	774	6/10/2030	893
Eagle Midco B.V. (Avania) (11)	Delayed Draw Term Loan	7/5/2029	2,895	7/5/2029	2,552
Effective School Solutions LLC (5)	Revolver	11/30/2027	121	n/a	—
Effective School Solutions LLC (5)	Revolver	11/30/2027	24	11/30/2027	348
Efor Holding	Delayed Draw Term Loan	—	—	10/4/2030	120
EMS Buyer, Inc. (5)	Revolver	11/23/2027	303	11/23/2027	147
Envocore Holding, LLC (5)	Revolver	12/31/2027	2,778	12/31/2025	1,806
Eshipping	Revolver	—	—	11/5/2027	1,150
Essential Services Holding Corporation (5)	Revolver	6/17/2031	558	6/17/2031	929
Essential Services Holding Corporation (7)	Delayed Draw Term Loan	6/17/2030	1,487	6/17/2030	1,487
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2028	506	10/30/2028	783
Evolution BuyerCo, Inc.	Revolver	—	—	4/30/2027	729
Flow Service Partners Intermediate Holdco LLC (5)	Revolver	11/19/2030	507	11/19/2030	800
Flow Service Partners Intermediate Holdco LLC (7)	Delayed Draw Term Loan	11/19/2030	900	11/19/2030	1,350
Formulations Parent Corporation (6)	Revolver	—	—	11/15/2029	1,651
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	122	n/a	—
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2029	690	12/21/2027	690
Galway Borrower, LLC (5)	Revolver	9/30/2028	368	9/30/2028	417
Galway Borrower, LLC (5)	Revolver	9/30/2028	565	9/30/2028	565
Galway Borrower, LLC (5)	Delayed Draw Term Loan	2/7/2026	485	9/30/2028	599

GB Eagle Buyer, Inc. (5)	Revolver	11/29/2030	513	11/29/2030	513
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/29/2030	—	11/29/2030	1,282
Gener8, LLC (5)	Revolver	2/19/2026	299	8/14/2025	299
GH Parent Holdings Inc.	Delayed Draw Term Loan	5/4/2029	—	5/4/2027	1,172
GH Parent Holdings Inc. (5)	Revolver	5/4/2029	1,819	5/4/2027	1,819
GrapeTree Medical Staffing, LLC (5)	Revolver	4/30/2026	600	4/30/2026	600
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2027	73	6/23/2026	100
Guardian Access Solutions (5)	Revolver	8/24/2029	150	8/24/2029	413
Guardian Access Solutions	Delayed Draw Term Loan	8/1/2029	—	8/24/2029	974
Halo Buyer, Inc. (5)	Revolver	8/7/2029	335	n/a	—
Hamsard 3778 Limited (10)	Delayed Draw Term Loan	10/28/2031	1,479	10/28/2031	1,375
Hercules Borrower LLC (5)	Revolver	12/15/2028	1,778	12/15/2026	2,222
HGH Purchaser, Inc. (5)	Revolver	11/1/2029	545	11/1/2026	1,547
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	645	5/25/2027	249
Homecare Partners Management, LLC	Delayed Draw Term Loan	6/18/2030	—	6/18/2030	1,836
Hospice Care Buyer, Inc. (5)	Revolver	1/28/2028	406	12/9/2026	660
HS Spa Holdings Inc. (Hand & Stone)	Delayed Draw Term Loan	6/2/2029	—	6/2/2029	501
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,177	6/2/2028	1,209
Hsid Acquisition, LLC (5)	Revolver	1/31/2026	750	1/31/2026	750
iLending LLC (5)	Revolver	—	—	6/21/2026	718
Imagenet, LLC (5)	Revolver	12/31/2030	650	12/31/2030	650
Infobase (5)	Revolver	6/14/2028	638	6/14/2028	643
Integrity Marketing Acquisition, LLC (5)	Revolver	8/28/2028	1,409	8/28/2028	1,409
Iris Buyer, LLC (7)	Delayed Draw Term Loan	8/4/2026	705	n/a	—
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	—	10/2/2030	515
Iris Buyer, LLC (5)	Revolver	10/2/2029	1,514	10/2/2029	1,514
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	3,519	6/7/2030	3,519
Jordan Bidco, Ltd. (11)	Delayed Draw Term Loan	2/28/2027	3,568	8/31/2028	3,317
JTM Foods LLC (5)	Revolver	5/14/2029	60	5/14/2027	53
King Mid LLC	Delayed Draw Term Loan	—	—	12/15/2027	1,592
King Mid LLC (7)	Revolver	—	—	12/15/2027	300
Lash Opco LLC (5)	Revolver	9/18/2027	375	9/18/2025	4
Learn-It Systems, LLC	Revolver	—	—	9/18/2026	900
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	153	10/25/2027	153
Lightspeed Buyer, Inc. (5)	Revolver	2/3/2027	1,100	2/3/2027	1,100
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	2/3/2027	—	2/3/2027	1,250
Lion Cashmere Bidco Limited (15)	Delayed Draw Term Loan	3/23/2028	3,240	3/23/2028	2,856
List Partners, Inc.	Revolver	—	—	6/30/2025	135
Mann Lake Ltd.	Revolver	—	—	1/31/2025	56
Mario Purchaser, LLC (5)	Revolver	4/26/2028	91	4/26/2028	731
Mario Purchaser, LLC	Delayed Draw Term Loan	4/26/2029	—	4/26/2029	4,305
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2026	143	7/1/2025	143
MB2 Dental	Delayed Draw Term Loan	2/13/2027	—	2/13/2031	397
MB2 Dental (5)	Revolver	2/13/2031	350	2/13/2031	427
MB2 Dental	Delayed Draw Term Loan	2/13/2026	—	2/13/2031	1,698
Medical Review Institute of America (5)	Revolver	7/1/2030	736	7/1/2030	800
Medicus IT (5)	Revolver	6/30/2032	1,018	7/9/2030	1,100
Medicus IT (7)	Delayed Draw Term Loan	7/9/2026	2,800	7/9/2030	2,800
MeriCal, LLC (5)	Revolver	1/23/2026	195	11/16/2025	485
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	7/21/2027	1	7/21/2027	1
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	90	7/21/2027	120
Minuteman Security Technologies, Inc.	Delayed Draw Term Loan	2/2/2029	—	2/2/2029	928
Minuteman Security Technologies, Inc. (5)	Revolver	2/2/2029	1,000	2/2/2029	1,000
Miracle Mile Holdings, LLC (7)	Delayed Draw Term Loan	2/28/2027	5,027	n/a	—
Miracle Mile Holdings, LLC (5)	Revolver	11/1/2028	70	n/a	—
MRI Software LLC	Delayed Draw Term Loan	2/10/2027	—	2/10/2027	949
MRI Software LLC (5)	Revolver	2/10/2028	1,236	2/10/2026	1,460
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	960	6/15/2027	720
Net Health Acquisition Corp. (5)	Revolver	7/5/2031	1,705	7/5/2031	1,432
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (7)	Delayed Draw Term Loan	8/2/2026	458	8/2/2026	458
NRG Controls (5)	Revolver	10/28/2030	450	10/28/2030	450
NRG Controls (7)	Delayed Draw Term Loan	10/28/2030	800	10/28/2030	800
Nurture Landscapes	Delayed Draw Term Loan	6/3/2028	—	6/3/2028	6,243
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	351	7/6/2028	351
Omega Systems Intermediate Holdings, Inc. (5)	Delayed Draw Term Loan	1/15/2027	821	n/a	—
Omega Systems Intermediate Holdings, Inc. (5)	Revolver	1/15/2031	347	n/a	—
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	1/31/2026	225	n/a	—
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	263	12/19/2029	525
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	525	12/19/2029	525
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	500	8/10/2027	183
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	4/29/2030	578	4/29/2030	578
Patriot Acquisition Topco S.A.R.L (7)	Delayed Draw Term Loan	1/2/2026	13	1/29/2028	890
Patriot Acquisition Topco S.A.R.L (7)	Revolver	1/29/2026	1,643	1/29/2026	1,770
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	10/14/2028	—	10/14/2028	295
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	330

PCS Retirement (5)	Revolver	3/1/2030	700	3/1/2030		578
PCS Retirement (7)	Delayed Draw Term Loan	2/27/2026	798	3/1/2030		860
Pitch MidCo B.V. (5)	Delayed Draw Term Loan	4/26/2028	1,175	4/26/2031		1,484
Plasma Buyer LLC (PathGroup)	Delayed Draw Term Loan	5/12/2029	—	5/12/2029		54
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	4	5/12/2029		357
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	199	8/31/2029		228
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	2,125	8/5/2027		2,125
Premier Dental Care Management, LLC	Delayed Draw Term Loan	8/5/2028	—	8/5/2028		2,562
PromptCare Intermediate, LP	Delayed Draw Term Loan	4/19/2030	—	4/19/2030		2,111
Pye-Barker Fire & Safety, LLC	Revolver	—	—	5/24/2030		2,289
Quorum Health Resources (5)	Revolver	5/26/2027	597	5/26/2027		674
Receivable Solutions, Inc. (5)	Revolver	4/1/2026	120	10/1/2025		180
REP Behavioral Health, LLC (5)	Revolver	12/31/2030	1,208	12/31/2030		1,329
REP Behavioral Health, LLC (5)	Delayed Draw Term Loan	12/31/2030	2,500	12/31/2030		2,500
Right Networks, LLC	Revolver	—	—	5/21/2026		233
Right Networks, LLC (5)	Revolver	5/29/2029	570	n/a		—
RN Enterprises, LLC (5)	Revolver	10/17/2031	1,164	10/17/2031		1,106
RN Enterprises, LLC (5)	Delayed Draw Term Loan	10/17/2031	1,965	10/17/2031		2,183
RWA Wealth Partners, LLC. (5)	Revolver	11/15/2030	1,400	11/15/2030		1,400
RWA Wealth Partners, LLC. (6)	Delayed Draw Term Loan	11/15/2030	3,778	11/15/2030		4,641
Safco Dental Supply, LLC (5)	Revolver	3/31/2026	258	6/14/2025		258
Saturn Borrower Inc (5)	Revolver	11/10/2028	1,356	9/30/2026		—
SC MidCo Oy (7)	Delayed Draw Term Loan	3/19/2032	93	n/a		—
Seniorlink Incorporated (5)	Revolver	12/31/2029	458	12/31/2027		458
Seniorlink Incorporated (5)	Revolver	12/31/2029	1,038	12/31/2027		1,038
Slickdeals Holdings, LLC	Revolver	—	—	6/30/2025		727
Smartronix, LLC	Revolver	—	—	11/23/2028		3,290
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027		1,262
Soltis (5)	Revolver	8/5/2030	500	8/5/2030		500
Soltis (7)	Delayed Draw Term Loan	8/5/2026	1,513	8/5/2030		2,600
Solvias AG (5)	Revolver	2/27/2032	3,302	n/a		—
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028		1,050
Stepping Stones Healthcare Services, LLC (7)	Revolver	12/30/2026	755	12/30/2026		1,887
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	4/25/2026	2,736	12/30/2028		3,396
Strata Information Group, Inc. (5)	Revolver	12/31/2030	700	12/31/2030		350
Strata Information Group, Inc. (7)	Delayed Draw Term Loan	12/31/2030	882	12/31/2030		1,200
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	660	5/23/2028		264
Sun Acquirer Corp. (5)	Revolver	9/5/2027	1,812	9/5/2027		1,812
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	12/14/2026	3,690	7/8/2029		3,960
Sydney US Buyer Corp. (3B Scientific)	Delayed Draw Term Loan	7/8/2029	—	7/8/2029		25
Teal Acquisition Co., Inc (5)	Revolver	9/22/2028	876	9/22/2026		182
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029		650
Team Select (CSC TS Merger SUB, LLC)	Delayed Draw Term Loan	6/17/2030	—	6/17/2030		800
Team Select (CSC TS Merger SUB, LLC)	Delayed Draw Term Loan	5/4/2029	—	5/4/2029		840
The Hilb Group, LLC (5)	Revolver	10/31/2031	1,451	10/31/2031		1,547
The Hilb Group, LLC (5)	Delayed Draw Term Loan	10/31/2026	2,367	10/31/2031		3,341
TMA Buyer, LLC (5)	Revolver	—	—	9/30/2027		385
Transportation Insight, LLC (5)	Revolver	6/18/2027	53	6/18/2027		412
TriStrux, LLC	Revolver	12/15/2026	—	12/15/2026		97
UHY Advisors , Inc. (5)	Revolver	11/21/2031	853	11/21/2031		1,200
UHY Advisors , Inc. (6)	Delayed Draw Term Loan	11/21/2031	4,029	11/21/2031		4,575
Unifeye Vision Partners (5)	Revolver	9/13/2027	1,020	9/15/2025		453
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	900	11/8/2029		720
USA Hometown Experts, Inc.	Delayed Draw Term Loan	11/8/2029	—	11/8/2029		2,450
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	12/22/2028		698
Vantage Insurance Partners, Inc. (7)	Delayed Draw Term Loan	—	—	12/22/2028		4,600
Vital Care Buyer, LLC	Revolver	—	—	7/30/2031		283
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	457	12/12/2029		457
Winxnet Holdings LLC (5)	Revolver	12/31/2026	650	12/29/2025		244
Blue Mantis (7)	Delayed Draw Term Loan	4/24/2027	3,657	—	—	—
Cary Street Partners Financial LLC (7)	Delayed Draw Term Loan	5/30/2027	2,672	—	—	—
Cary Street Partners Financial LLC (5)	Revolver	5/30/2031	350	—	—	—
GH Parent Holdings Inc. (7)	Delayed Draw Term Loan	5/4/2029	4,752	—	—	—
iLending LLC (5)	Revolver	12/21/2028	359	—	—	—
King Mid LLC (6)	Delayed Draw Term Loan	4/23/2031	3,080	—	—	—
King Mid LLC (5)	Revolver	4/23/2031	1,400	—	—	—
Landscape Workshop, LLC (7)	Delayed Draw Term Loan	5/16/2027	2,551	—	—	—
Landscape Workshop, LLC (5)	Revolver	5/16/2031	1,894	—	—	—
Medicus IT (7)	Delayed Draw Term Loan	6/30/2027	157	—	—	—
Medicus IT (5)	Revolver	6/30/2032	490	—	—	—
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	400	—	—	—
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	7/25/2027	4,581	—	—	—
Arrow Management Acquisition, LLC (5)	Revolver	7/25/2032	1,008	—	—	—
Bandon Fitness (Texas) Inc. (5)	Delayed Draw Term Loan	1/26/2026	560	—	—	—
Headlands Buyer, Inc. (5)	Delayed Draw Term Loan	9/29/2027	687	—	—	—
Headlands Buyer, Inc. (5)	Revolver	9/29/2032	321	—	—	—
New Era Technology, Inc. (5)	Revolver	6/30/2030	357	—	—	—
Pi Buyer, LLC (7)	Delayed Draw Term Loan	8/29/2027	1,450	—	—	—
Pi Buyer, LLC (5)	Revolver	8/29/2032	500	—	—	—

Slickdeals Holdings, LLC (5)	Revolver	6/30/2030	582	—	—	—
Staff Boom, LLC (5)	Revolver	9/19/2031	450	—	—	—
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	7/29/2027	2,450	—	—	—
WCT Group Holdings, LLC (5)	Delayed Draw Term Loan	8/25/2027	43	—	—	—
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	229	—	—	—
GB Eagle Buyer, Inc. (7)	Delayed Draw Term Loan	11/14/2027	2,973	—	—	—
GB Eagle Buyer, Inc. (5)	Revolver	12/1/2030	1,183	—	—	—
Teal Acquisition Co., Inc (5)	Delayed Draw Term Loan	12/17/2026	1,282	—	—	—
Apps Associates LLC (5)	Revolver	7/2/2027	200	—	—	—
Balance Partners (7)	Delayed Draw Term Loan	11/20/2027	5,450	—	—	—
Bandon Fitness (Texas) Inc. (5)	Term Loan	7/27/2028	125	—	—	—
CallRevu, LLC (5)	Revolver	10/10/2032	200	—	—	—
CRS TH Holdings, Corp. (7)	Delayed Draw Term Loan	12/31/2027	450	—	—	—
CRS TH Holdings, Corp. (5)	Revolver	12/31/2032	300	—	—	—
DecisionHR Holdings, Inc (5)	Delayed Draw Term Loan	12/8/2027	500	—	—	—
DecisionHR Holdings, Inc (5)	Revolver	12/8/2031	250	—	—	—
Klick Inc. (7)	Delayed Draw Term Loan	11/5/2027	2,198	—	—	—
Klick Inc. (5)	Revolver	11/5/2032	2,198	—	—	—
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	10/17/2027	2,650	—	—	—
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	1/31/2026	300	—	—	—
Security Risk Advisors Intl, LLC (7)	Delayed Draw Term Loan	9/30/2031	650	—	—	—
Security Risk Advisors Intl, LLC (5)	Revolver	9/30/2031	433	—	—	—
Seko Global Logistics Network, LLC (7)	Delayed Draw Term Loan	11/27/2029	61	—	—	—
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	9/4/2026	460	—	—	—
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	—	—	—
Transportation Insight, LLC (5)	Revolver	3/31/2026	380	—	—	—
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	2,500	—	—	—
AX VI INV2 Holding AB (Voff) (8)	Term Loan	8/31/2029	81	—	—	—
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2030	729	—	—	—
Total			$211,864			$212,459

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2025 and 2024.
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
(10)
Investment pays 1.75% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(11)
Investment pays 1.80% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(12)
Investment pays 2.00% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(13)
Investment pays 2.19% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(14)
Investment pays 2.25% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(15)
Investment pays 2.50% unfunded commitment fee on delayed draw term loan and/or revolving credit facilities.
(16)
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
November 12, 2025	December 31, 2025	January 15, 2026	Regular	$0.42
August 13, 2025	September 30, 2025	October 15, 2025	Regular	$0.42
May 8, 2025	June 30, 2025	July 15, 2025	Regular	$0.42
February 12, 2025	August 29, 2025	September 15, 2025	Special	$0.05
February 12, 2025	May 30, 2025	June 13, 2025	Special	$0.05
February 12, 2025	March 31, 2025	April 15, 2025	Regular	$0.42
February 12, 2025	February 28, 2025	March 14, 2025	Special	$0.05
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09

In connection with the FCRD Acquisition, the Company issued 6,174,187 shares as part of the consideration paid for net assets acquired.

At December 31, 2025 and 2024, Crescent, Sun Life and other related parties owned 8.85% and 8.75%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the years ended December 31, 2025 and 2024, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the years ended December 31,
	2025	2024	2023

Net increase (decrease) in net assets resulting from operations	$34,509	$73,649	$83,837
Weighted average common shares outstanding	37,044,305	37,061,547	35,928,203
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.93	$1.99	$2.33

Note 11. Income Taxes

The tax character of stockholder distributions attributable to the years ended December 31, 2025, 2024, and 2023, were as follows (in thousands):

	2025	2024	2023
Ordinary Income	$67,775	$75,606	$67,081
Capital Gain	—	—	—
Total	$67,775	$75,606	$67,081

For years ended December 31, 2025, 2024, and 2023, 88.6%, 86.4%, and 84.5%, respectively, of ordinary income qualified as interest related dividend, which is exempt from U.S. withholding tax applicable to non U.S. stockholders.

The components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities due to temporary and permanent differences. Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table shows the components of accumulated losses on a tax basis for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Undistributed net investment income	$42,907	$45,921	$34,975
Other temporary differences	(411)	(423)	(428)
Post October loss deferrals	-	-	-
Capital loss carryover	(220,674)	(203,875)	(196,476)
Unrealized appreciation (depreciation)	(72,851)	(60,121)	(61,409)
Components of tax distributable earnings at year end	$(251,029)	$(218,498)	$(223,338)

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

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the years ended December 31, 2025, 2024, and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain/(loss), defaulted bonds and non-deductible-excise tax as follows (in thousands):

	2025	2024	2023
Accumulated net realized gain (loss)	$939	$2,108	$(161,456)
Distributions in excess of Investment Company Taxable Income	(204)	4,689	(16,140)
Total	$735	$6,797	$(177,596)

The Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

		As of December 31, 2025	As of December 31, 2024
Tax Cost		$1,636,409	$1,663,941
Gross Unrealized Appreciation		$45,347	$40,639
Gross Unrealized Depreciation		(118,198)	(100,760)
	Net Unrealized Investment Appreciation (Depreciation)	$(72,851)	$(60,121)

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the years ended December 31,
	2025	2024	2023
Income tax (benefit) provision	$6	$155	$-
Excise tax (benefit) provision	1,676	1,400	1,307
Provision (benefit) for income and excise taxes	$1,682	$1,555	$1,307

As of December 31, 2025 and 2024, $1,770 and $1,408 of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the years ended December 31,
	2025	2024	2023
Benefit (provision) for taxes on realized gain on investments	-	-	132
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	464	901
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$-	$464	$901

As of December 31, 2025 and 2024, $190 and $746, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of December 31, 2025 and 2024, $190 and $746, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the years ended December 31,
	2025	2024	2023	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$19.98	$20.04	$19.83	$21.12	$19.88
Net investment income after tax	1.81	2.40	2.30	1.93	1.67
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(0.88)	(0.41)	0.03	(1.43)	1.27
Net increase (decrease) in net assets resulting from operations	0.93	1.99	2.33	0.50	2.94
Effects of First Eagle Alternative Capital BDC, Inc. acquisition (Note 13)	-	-	(0.30)	-	-
Distributions declared from net investment income(2)	(1.83)	(2.04)	(1.81)	(1.79)	(1.69)
Effects of rounding	0.02	(0.01)	(0.01)	—	0.01
Offering costs	—	—	—	—	(0.02)
Total increase (decrease) in net assets	(0.88)	(0.06)	0.21	(1.29)	1.24
Net asset value, end of period	$19.10	$19.98	$20.04	$19.83	$21.12
Shares outstanding, end of period	36,969,285	37,061,547	37,061,547	30,887,360	30,887,360
Market value, end of period	$14.05	$19.22	17.38	12.78	17.60
Weighted average shares outstanding	37,044,305	37,061,547	35,928,203	30,887,360	28,477,771
Total return based on market value (3)	-17.48%	23.46%	52.37%	-18.45%	32.46%
Total return based on net asset value (4)	4.75%	9.88%	10.19%	2.37%	14.74%
Ratio/Supplemental Data:
Net assets, end of period	$706,038	$740,637	$742,594	$612,541	$652,285
Ratio of total net expenses to average net assets(5)	13.89%	14.50%	14.39%	8.96%	7.81%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.99%	3.59%	3.64%	3.26%	3.02%
Ratio of net investment income before taxes to average net assets	9.49%	12.12%	11.88%	9.41%	8.40%
Ratio of interest and credit facility expenses to average net assets	7.95%	8.40%	8.32%	5.01%	3.33%
Ratio of net incentive fees to average net assets	1.95%	2.50%	2.43%	0.68%	1.46%
Portfolio turnover	19.19%	23.27%	13.31%	21.52%	41.64%
Asset coverage ratio	179%	183%	186%	192%	201%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 13.91%, 14.53%, 14.46%, 9.04% and 7.83% for the years ended December 31, 2025, 2024, 2023, 2022, and 2021, respectively.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended December 31 for the years indicated below. We had no senior securities outstanding as of December 31 of any fiscal years prior to those indicated below.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
SPV Asset Facility
Fiscal 2025	$329,600	$1,791	-	N/A
Fiscal 2024	$344,850	$1,828	-	N/A
Fiscal 2023	$329,850	$1,860	-	N/A
Fiscal 2022	$233,000	$1,917	-	N/A
Fiscal 2021	$249,500	$2,014	-	N/A
Fiscal 2020	$260,210	$2,166	-	N/A
Fiscal 2019	$220,687	$2,250	-	N/A
Fiscal 2018	$159,629	$2,085	-	N/A
Fiscal 2017	$86,629	$2,135	-	N/A
Fiscal 2016	$47,629	$2,347	-	N/A
Revolving Credit Facility(5)
Fiscal 2016	$47,810	$2,347	-	N/A
Revolving Credit Facility II(6)
Fiscal 2018	$78,310	$2,085	-	N/A
Fiscal 2017	$65,310	$2,135	-	N/A
Ally Corporate Revolving Facility(8)
Fiscal 2020	$149,904	$2,166	-	N/A
Fiscal 2019	$104,754	$2,250	-	N/A
SMBC Corporate Revolving Facility
Fiscal 2025	$138,402	$1,791	-	N/A
Fiscal 2024	$242,601	$1,828	-	N/A
Fiscal 2023	$225,471	$1,860	-	N/A
Fiscal 2022	$241,836	$1,917	-	N/A
Fiscal 2021	$203,437	$2,014	-	N/A
Series 2020A Unsecured Notes (9)
Fiscal 2022	$50,000	$1,917	-	N/A
Fiscal 2021	$50,000	$2,014	-	N/A
Fiscal 2020	$50,000	$2,166	-	N/A
Series 2021A Unsecured Notes
Fiscal 2025	$135,000	$1,791	-	N/A
Fiscal 2024	$135,000	$1,828	-	N/A
Fiscal 2023	$135,000	$1,860	-	N/A
Fiscal 2022	$135,000	$1,917	-	N/A
Fiscal 2021	$135,000	$2,014	-	N/A
Series 2023A Unsecured Notes
Fiscal 2025	$50,000	$1,791	-	N/A
Fiscal 2024	$50,000	$1,828	-	N/A
Fiscal 2023	$50,000	$1,860	-	N/A
Series 2024A Unsecured-2028 Notes
Fiscal 2025	$35,000	$1,791	-	N/A
Series 2024A Unsecured-2030 Notes
Fiscal 2025	$80,000	$1,791	-	N/A
FCRX Unsecured Notes
Fiscal 2025	$111,600	$1,791	-	$1,002
Fiscal 2024	$111,600	$1,828	-	$977
Fiscal 2023	$111,600	$1,860	-	$941
InterNotes®(7)
Fiscal 2020	$16,418	$2,166	-	N/A

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

Applying the adjustment mechanisms in the Merger Agreement among all stockholders who hold Electing Shares, pro rata based on the aggregate number of Electing Shares held by each such stockholder, each Electing Share was converted into the right to receive (1) with respect to its share of the CCAP Aggregate Merger Consideration, approximately $0.509 in cash and approximately 0.195 shares of the Company’s common stock (subject to adjustments for cash payable in lieu of fractional shares) and (2) with respect to its share of the CCAP Adviser Cash Consideration, approximately $1.17 in cash. Each Non-Electing Share was converted into the right to receive (1) with respect to its share of the CCAP Aggregate Merger Consideration, approximately 0.2209 shares of the Company’s common stock and (2) with respect to its share of the CCAP Adviser Cash Consideration, approximately $1.17 in cash (subject to adjustments for cash payable in lieu of fractional shares).

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

For the year ended December 31, 2025, the Company repurchased 92,262 shares totaling $1,333 or $14.45 per share. There were no share repurchases for the years ended December 31, 2024 and 2023.

Note 15. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2025 and for the year ended December 31, 2025.

On February 12, 2026, the Company's Board of Directors declared a regular first quarter cash dividend of $0.42 per share, which will be paid on April 15, 2026 to stockholders of record as of March 31, 2026.

On February 17, 2026, the Company issued (a) $67,500 5.87% senior unsecured notes due February 13, 2029 (the “Tranche A Notes”), (b) $67,500 6.20% senior unsecured notes due February 13, 2031 (the “Tranche B Notes”). Interest on the notes will be payable semiannually, on the 13th day of February and August in each year, commencing with August 13, 2026. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable. Subsequently on February 17, 2026, the Company used the proceeds from these issuances to repay Series 2021A Unsecured Notes at maturity.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)
Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

Crescent Capital BDC, Inc.

Date: February 25, 2026	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: February 25, 2026	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer

Each person whose signature appears below constitutes and appoints Jason A Breaux, Gerhard Lombard, George P. Hawley, Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2026.

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