Form 10-Q
period 2026-03-31
Crescent Capital BDC, Inc.
filed 2026-05-13
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 13, 2026 was 36,845,952

1

CRESCENT CAPITAL BDC, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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
•
lack of liquidity in investments;
•
the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies;
•
political and regulatory conditions that contribute to uncertainty and market volatility, including the impact of any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;
•
ongoing global conflict, including conflicts in the Middle East and the Russia-Ukraine war;
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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,519,835 and $1,504,658, respectively)	$1,486,650	$1,479,473
Non-controlled affiliated investments (cost of $21,709 and $26,826, respectively)	21,331	29,594
Controlled investments (cost of $77,110 and $71,985, respectively)	54,489	60,351
Cash and cash equivalents	6,139	5,043
Restricted cash and cash equivalents	20,454	26,454
Interest and dividend receivable	10,944	9,333
Receivable from unsettled transactions	12,477	8,019
Unrealized appreciation on foreign currency forward contracts	1,806	2,135
Deferred tax assets	235	190
Other assets	3,129	1,543
Total assets	$1,617,654	$1,622,135

Liabilities
Debt (net of deferred financing costs of $6,710 and $5,841, respectively)	$907,133	$873,761
Distributions payable	15,497	15,527
Interest and other debt financing costs payable	8,353	12,370
Management fees payable	4,915	5,037
Incentive fees payable	1,575	3,468
Unrealized depreciation on foreign currency forward contracts	1,880	2,134
Unrealized depreciation on interest rate swaps	1,603	—
Deferred tax liabilities	235	190
Accrued expenses and other liabilities	2,435	3,610
Total liabilities	943,626	916,097

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	—	—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,897,356 and 36,969,285 shares issued and outstanding, respectively)	37	37
Paid-in capital in excess of par value	956,030	957,030
Accumulated earnings (loss)	(282,039)	(251,029)
Total net assets	674,028	706,038
Total liabilities and net assets	$1,617,654	$1,622,135
Net asset value per share	$18.27	$19.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$32,204	$36,978
Paid-in-kind interest	1,484	1,493
Dividend income	761	—
Other income	380	870
From non-controlled affiliated investments:
Interest income	545	858
Paid-in-kind interest	163	264
Dividend income	—	258
From controlled investments:
Interest income	175	205
Dividend income	2,200	1,200
Other income	—	3
Total investment income	37,912	42,129

Expenses:
Interest and other debt financing costs	13,742	14,636
Management fees	4,922	5,038
Income based incentive fees	2,988	3,519
Professional fees	557	735
Directors’ fees	169	164
Other general and administrative expenses	909	967
Total expenses	23,287	25,059
Management fees waiver	(7)	(20)
Income based incentive fees waiver	(1,412)	(32)
Net expenses	21,868	25,007
Net investment income before taxes	16,044	17,122
Provision for income and excise taxes	552	501
Net investment income	15,492	16,621
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(10,486)	(3,060)
Non-controlled affiliated investments	1,598	-
Controlled investments	(3,427)	(3,800)
Foreign currency transactions	712	357
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(12,209)	(10,159)
Non-controlled affiliated investments	(3,146)	333
Controlled investments	(3,972)	4,469
Foreign currency forward contracts	(75)	(857)
Net realized and unrealized gains (losses) on investments	(31,005)	(12,717)
Net increase (decrease) in net assets resulting from operations	$(15,513)	$3,904

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$(0.42)	$0.11
Net investment income per share (basic and diluted):	$0.42	$0.45
Weighted average shares outstanding (basic and diluted):	36,923,308	37,061,547

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	36,969,285	$37	$957,030	$(251,029)	$706,038
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	15,492	15,492
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(11,603)	(11,603)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(19,402)	(19,402)
Repurchases of common stock	(71,929)	(0)	(1,000)	—	(1,000)
Distributions from distributable earnings	-	-	-	(15,497)	(15,497)
Total increase (decrease) for the three months ended March 31, 2026	(71,929)	$(0)	$(1,000)	$(31,010)	$(32,010)
Balance at March 31, 2026	36,897,356	$37	$956,030	$(282,039)	$674,028

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,621	16,621
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(6,503)	(6,503)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(6,214)	(6,214)
Distributions from distributable earnings	—	—	—	(17,419)	(17,419)
Total increase (decrease) for the three months ended March 31, 2025	—	—	—	$(13,515)	$(13,515)
Balance at March 31, 2025	37,061,547	$37	$959,098	$(232,013)	$727,122

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(15,513)	$3,904

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(114,895)	(104,663)
Paid-in-kind interest income	(1,783)	(2,217)
Proceeds from sales of investments and principal repayments	93,100	78,020
Net realized (gain) loss on investments and foreign currency transactions	11,603	6,503
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	19,327	5,357
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	75	857
Amortization of premium and accretion of discount, net	(1,461)	(2,043)
Amortization of deferred financing costs	611	621
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	(4,458)	939
(Increase) decrease in interest and dividend receivable	(1,611)	2,768
(Increase) decrease in deferred tax asset	(45)	464
(Increase) decrease in other assets	(1,586)	(1,977)
Increase (decrease) in management fees payable	(122)	(47)
Increase (decrease) in incentive fees payable	(1,893)	(818)
Increase (decrease) in interest and other debt financing costs payable	(4,017)	(1,292)
Increase (decrease) in deferred tax liability	45	(464)
Increase (decrease) in accrued expenses and other liabilities	(1,175)	(1,040)
Net cash provided by (used for) operating activities	$(23,798)	$(15,128)

Cash flows from financing activities:
Issuance of unsecured debt	135,000	115,000
Repayment of unsecured debt	(135,000)	—
Repurchases of common stock	(1,000)	—
Deferred financing and debt issuance costs paid	(1,479)	(1,065)
Distributions paid	(15,527)	(17,419)
Borrowings on credit facilities	214,141	142,867
Repayments on credit facilities	(177,385)	(233,041)
Net cash provided by (used for) financing activities	18,750	6,342
Effect of exchange rate changes on cash denominated in foreign currency	144	(108)
Net increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(4,904)	(8,894)
Cash, cash equivalents, restricted cash and foreign currency, beginning of period	31,497	39,422
Cash, cash equivalents, restricted cash and foreign currency, end of period(1)	$26,593	$30,528

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$17,152	$15,084
Cash paid during the period for taxes	$1,793	$1,708
Accrued but unpaid distributions	$15,497	$15,566

(1)
As of March 31, 2026, the balance included cash and cash equivalents of $6,139 (including cash denominated in foreign currency of $2,000) and restricted cash and cash equivalents of $20,454 (including cash denominated in foreign currency of $426). As of March 31, 2025, the balance included cash and cash equivalents of $12,033 (including cash denominated in foreign currency of $4,727) and restricted cash and cash equivalents of $18,495 (including cash denominated in foreign currency of $898).

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Revolver			05/2028	—	$(2)	0.0%	$—
Auveco Holdings	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.07%	05/2028	3,898	3,867	0.5	3,898
Continental Battery Company (9)	Unitranche First Lien Term Loan			07/2028	8,656	7,469	0.7	4,721
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			07/2028	3,192	2,765	0.3	1,741
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.17%	09/2028	12,489	12,395	1.8	12,358
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.17%	09/2028	8,832	8,772	1.3	8,738
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(13)	0.0	(19)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.17%	09/2028	2,394	2,372	0.4	2,368
					39,461	$37,625	5.0%	33,805
Capital Goods
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.15%	12/2030	2,973	$2,959	0.4%	$2,943
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.15%	12/2030	436	425	0.1	425
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.15%	12/2030	5,815	5,757	0.9	5,757
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.15%	12/2030	1,279	1,274	0.2	1,266
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	8.15%	12/2030	189	185	0.0	184
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.20%	12/2030	3,150	3,124	0.5	3,119

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (100 PIK), 100 Floor	9.85%	07/2028	3,334	$3,308	0.5%	$2,940
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 PIK), 100 Floor	9.85%	07/2028	151	147	0.0	91
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (100 PIK), 100 Floor	9.85%	07/2028	153	151	0.0	135
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	08/2027	1,958	1,950	0.3	1,892
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.27%	08/2027	875	873	0.1	846
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Revolver			08/2027	—	(2)	0.0	(17)
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.27%	04/2030	169	169	0.0	144
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	04/2030	835	835	0.1	807
TriStrux, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 1000, 100 Floor	13.82%	12/2027	63	63	0.0	63
TriStrux, LLC (9)	Senior Secured First Lien Term Loan			12/2027	2,847	2,674	0.1	784
TriStrux, LLC (9)	Senior Secured First Lien Revolver			12/2027	1,118	1,055	0.0	307
TriStrux, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			12/2027	999	938	0.0	274
					26,344	$25,885	3.2%	21,960
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Term Loan	S + 640, 100 Floor	10.06%	02/2029	3,430	$3,421	0.5%	$3,415
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625, 100 Floor	9.91%	04/2029	124	124	0.0	124
American Refrigeration	Senior Secured First Lien Term Loan	S + 640, 100 Floor	10.06%	04/2029	197	197	0.0	196
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.46%	10/2026	2,976	2,956	0.4	2,949
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(5)	0.0	(8)
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	—	(33)	0.0	(25)
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	—	(10)	0.0	(7)
BV MRP Buyer, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	01/2032	8,100	8,019	1.2	8,041

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Conservice Midco LLC (4)(5)	Unitranche First Lien Revolver			02/2033	—	$(6)	0.0%	$(7)
Conservice Midco LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.17%	02/2033	9,648	9,599	1.4	9,599
Career Certified, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	02/2031	297	296	0.0	297
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(2)	0.0	—
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	02/2031	2,184	2,169	0.3	2,184
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	06/2031	1,761	1,758	0.3	1,738
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.42%	06/2030	321	315	0.0	310
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	06/2031	4,749	4,716	0.7	4,687
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	06/2031	1,045	1,045	0.2	1,022
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	11/2030	695	690	0.1	695
Flow Service Partners Intermediate Holdco LLC (4)(5)	Senior Secured First Lien Revolver			11/2030	—	(8)	0.0	-
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	11/2030	2,518	2,493	0.4	2,518
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	05/2029	12,581	12,507	1.8	12,418
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	8.92%	05/2029	264	258	0.0	237
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	05/2029	7,223	7,223	1.1	7,130
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	05/2029	3,873	3,852	0.6	3,804
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.67%	08/2029	1,055	1,047	0.2	1,027
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 600, 100 Floor	9.70%	08/2029	600	589	0.1	580
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600, 100 Floor	9.67%	08/2029	2,828	2,785	0.4	2,754
Halo Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.67%	02/2029	161	153	0.0	160
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.67%	02/2029	3,443	3,390	0.5	3,452

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hamsard 3778 Limited (4)(5)(10)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	$(15)	0.0%	$-
Hamsard 3778 Limited (10)	Unitranche First Lien - Last Out Term Loan	S + 550	9.23%	10/2031	7,132	9,065	1.4	9,440
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(5)	0.0	(6)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.45%	12/2028	12,730	12,639	1.9	12,687
HES Intermediate Holdings II, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.42%	03/2033	155	144	0.0	144
HES Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	03/2033	6,849	6,781	1.0	6,781
HES Intermediate Holdings II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.45%	03/2033	644	634	0.1	623
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.48%	01/2028	3,638	3,621	0.5	3,565
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.48%	01/2028	2,741	2,727	0.4	2,685
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2028	-	-	0.0	(15)
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	301	299	0.0	304
Infobase	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.35%	06/2028	10,210	10,121	1.5	10,172
Infobase (5)	Senior Secured First Lien Revolver	S + 550, 100 Floor	12.25%	06/2028	271	259	0.0	265
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	10,356	10,147	1.6	10,460
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 800 (600 PIK), 100 Floor	11.70%	10/2030	976	958	0.1	986
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2030	—	(25)	0.0	-
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.95%	10/2030	1,557	1,548	0.2	1,580
Java Buyer, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	12/2030	420	415	0.1	409
Java Buyer, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	-	(4)	0.0	(4)
Java Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.45%	12/2030	4,582	4,560	0.7	4,560
Landscape Workshop, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.70%	05/2032	2,715	2,698	0.4	2,673
Landscape Workshop, LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(19)	0.0	(23)
Landscape Workshop, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	05/2032	12,908	12,793	1.9	12,779

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	459	$459	0.1%	$452
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	1,180	1,180	0.2	1,163
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600, 100 Floor	9.82%	07/2027	608	604	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.82%	07/2027	216	214	0.0	216
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600, 100 Floor	9.82%	07/2027	60	59	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.07%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650, 100 Floor	10.32%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	—	(11)	0.0	(14)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.05%	02/2029	1,047	1,039	0.2	1,042
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.05%	02/2029	4,241	4,184	0.7	4,219
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.05%	02/2029	1,908	1,896	0.3	1,898
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(13)	0.0	(5)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.05%	02/2029	2,619	2,619	0.4	2,605
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.05%	02/2029	2,505	2,505	0.5	2,492
NRG Controls (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	10/2030	713	713	0.2	713
NRG Controls	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	400	400	0.2	400
NRG Controls	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.92%	10/2030	800	796	0.1	800
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(4)	0.0	—
NRG Controls	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	3,054	3,023	0.6	3,054
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450, 100 Floor	11.25%	06/2026	210	210	0.0	210
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.03%	06/2026	2,039	2,038	0.2	2,039

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.97%	10/2031	632	$621	0.1%	$640
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.81%	10/2031	291	278	0.0	291
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.83%	10/2031	6,773	6,701	0.9	6,798
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.83%	10/2031	865	857	0.1	868
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Term Loan			05/2030	1,441	1,327	0.2	1,441
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Revolver			05/2030	537	484	0.1	537
Seko Global Logistics Network, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	-	-	0.0	-
Seko Global Logistics Network, LLC	Senior Secured First Lien Term Loan	S + 1050 (950 PIK), 100 Floor	14.36%	11/2029	111	111	0.0	111
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.41%	11/2031	709	700	0.1	709
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.45%	11/2031	614	605	0.1	613
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	11/2031	4,530	4,503	0.6	4,529
Vensure Employer Services, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 50 Floor	8.67%	09/2031	1,480	1,443	0.1	1,421
					188,378	$188,498	28.1%	189,343
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 650 (50 PIK), 100 Floor	10.32%	07/2028	4,680	$4,639	0.6%	$4,364
Bandon Fitness (Texas) Inc.	Unitranche First Lien Revolver	S + 650 (50 PIK), 100 Floor	10.51%	07/2028	402	399	0.1	375
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (50 PIK), 100 Floor	10.31%	07/2028	2,078	2,063	0.3	1,937
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.43%	11/2027	7,440	7,409	1.1	7,218
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.28%	11/2027	1,375	1,367	0.2	1,331
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.28%	11/2027	278	278	0.0	270
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.17%	10/2028	13,292	13,254	1.9	13,039
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650, 100 Floor	10.17%	10/2028	1,105	1,101	0.2	1,074
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.42%	10/2028	3,267	3,222	0.5	3,151

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.10%	12/2029	4,149	$4,104	0.6%	$4,149
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.10%	12/2029	1,393	1,386	0.2	1,393
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.10%	12/2029	1,384	1,370	0.2	1,384
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(4)	0.0	-
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.10%	12/2029	1,511	1,506	0.2	1,511
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.10%	12/2029	576	567	0.1	576
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.10%	12/2029	1,618	1,590	0.2	1,618
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	-	0.0	-
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (375 PIK), 75 Floor	10.80%	11/2029	3,453	3,450	0.5	3,258
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (375 PIK), 75 Floor	10.80%	11/2029	3,420	3,414	0.5	3,227
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650, 75 Floor	10.30%	11/2029	1,258	1,267	0.2	1,170
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (375 PIK), 75 Floor	10.80%	11/2029	8,135	8,075	1.1	7,676
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 525, 75 Floor	8.92%	06/2028	538	527	0.1	538
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	8.92%	06/2029	10,030	9,953	1.5	10,030
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unsecured Debt	1237.5 PIK	12.38%	06/2030	2,015	1,991	0.3	1,964
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	8.92%	06/2029	869	861	0.1	869
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	8.92%	06/2029	973	971	0.1	973
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	11.85%	08/2027	5,177	5,142	0.7	4,837
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	11.85%	08/2027	2,294	2,288	0.3	2,143
Just Right HVAC, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.46%	02/2029	36	34	0.0	31
Just Right HVAC, LLC (5)	Senior Secured First Lien Revolver	P + 475, 100 Floor	11.50%	02/2029	70	67	0.0	67
Just Right HVAC, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.31%	02/2029	1,900	1,887	0.3	1,886

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (200 PIK), 75 Floor	9.80%	04/2029	5,094	$5,074	0.7%	$4,831
Mario Purchaser, LLC (5)(10)	Unsecured Debt	S + 1100 (1460 PIK)	14.60%	04/2032	4,974	4,911	0.7	4,560
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 600 (200 PIK), 75 Floor	9.84%	04/2029	1,037	1,028	0.1	984
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 600 (200 PIK), 75 Floor	9.80%	04/2029	9,565	9,470	1.3	9,072
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (200 PIK), 100 Floor	9.80%	04/2029	470	464	0.1	446
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2026	—	(0.0)	0.0	(5)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.27%	07/2026	2,868	2,867	0.4	2,774
PPV Intermediate Holdings LLC (Vetcor) (5)(12)	Unitranche First Lien Revolver	S + 575, 75 Floor	9.41%	08/2029	85	83	0.0	77
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575, 75 Floor	9.42%	08/2029	3,460	3,446	0.5	3,335
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,452	1,436	0.2	1,416
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 PIK	14.75%	08/2030	359	341	0.1	348
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			01/2033	—	(16)	0.1	(24)
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.20%	01/2033	16,592	16,442	2.4	16,384
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	—	(5)	0.0	(14)
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	—	(1)	0.0	(1)
Tree Guardians Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.17%	01/2032	1,150	1,142	0.2	1,142
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.95%	11/2029	1,466	1,459	0.2	1,466
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.95%	11/2029	1,621	1,613	0.2	1,621
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	8.95%	11/2029	180	175	0.0	180
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.95%	11/2029	2,434	2,434	0.4	2,434
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.20%	11/2029	1,538	1,516	0.2	1,539
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	(16)	0.0	—
					139,061	$138,041	19.9%	134,624

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Cary Street Partners Financial LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.45%	05/2031	309	$297	0.0%	$296
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Revolver			05/2031	—	(4)	0.0	(2)
Cary Street Partners Financial LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.45%	05/2031	1,787	1,766	0.3	1,778
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	—	(1)	0.0	(3)
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	—	(2)	0.0	(2)
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	12/2032	1,375	1,365	0.2	1,365
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(6)	0.0	(30)
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.67%	06/2031	372	365	0.1	353
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 550 (275 PIK), 75 Floor	9.17%	06/2031	7,584	7,523	1.1	7,428
iLending LLC (5)	Unitranche First Lien Revolver	S + 750 (100 PIK), 100 Floor	11.35%	12/2028	108	108	0.0	108
iLending LLC (9)	Unitranche First Lien Term Loan			12/2028	2,480	2,438	0.3	1,759
iLending LLC (8)(9)(10)	Unitranche First Lien - Last Out Term Loan			12/2028	2,489	—	0.0	—
King Mid LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2031	—	(6)	0.0	—
King Mid LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.17%	04/2031	4,307	4,294	0.6	4,307
King Mid LLC (4)(5)	Unitranche First Lien Revolver			04/2031	—	(9)	0.0	—
King Mid LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.17%	04/2031	6,749	6,705	1.0	6,749
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.67%	11/2028	2,322	2,308	0.3	2,322
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.77%	11/2028	80	79	0.0	80
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.77%	11/2028	2,123	2,108	0.3	2,123
PCS Retirement (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.45%	03/2030	969	964	0.1	948
PCS Retirement (4)(5)	Unitranche First Lien Revolver			03/2030	—	(5)	0.0	(9)
PCS Retirement	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.45%	03/2030	4,501	4,474	0.7	4,444

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pi Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.67%	08/2032	434	$431	0.1%	$419
Pi Buyer, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	—	(3)	0.0	(5)
Pi Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	08/2032	3,042	3,021	0.4	3,011
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	11/2030	1,164	1,155	0.2	1,164
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.45%	11/2030	40	32	0.0	40
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.40%	11/2030	6,089	6,053	0.9	6,089
Soltis (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.18%	08/2030	1,082	1,079	0.2	1,082
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(6)	0.0	—
Soltis	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.16%	08/2030	1,872	1,846	0.3	1,872
Staff Boom, LLC (4)(5)	Senior Secured First Lien Revolver			09/2031	—	(3)	0.0	(2)
Staff Boom, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	09/2031	4,527	4,496	0.6	4,505
					55,805	$52,862	7.7%	52,189
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	F + 1200	12.00%	03/2031	375	$375	0.1%	375
					375	$375	0.1%	375
Food & Staples Retailing
Isagenix International, LLC (6)(9)	Senior Secured First Lien Term Loan			04/2028	3,544	$3,395	0.2%	1,290
					3,544	$3,395	0.2%	1,290
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.05%	05/2029	4,810	$4,778	0.7%	$4,822
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.05%	05/2029	780	777	0.1	782
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.10%	05/2029	654	652	0.1	656
					6,244	$6,207	0.9%	6,260

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
ACI Group Holdings, Inc. (9)	Unitranche First Lien Term Loan			08/2028	7,156	$7,022	0.8%	$5,129
ACI Group Holdings, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			08/2028	1,268	1,254	0.1	909
ACI Group Holdings, Inc. (5)(9)	Unitranche First Lien Revolver			08/2027	731	726	0.1	522
ACI Group Holdings, Inc. (9)	Unitranche First Lien Delayed Draw Term Loan			08/2028	1,374	1,340	0.1	985
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.45%	10/2029	3,910	3,885	0.6	3,899
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	10/2029	1,986	1,981	0.3	1,981
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(4)	0.0	(2)
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(5)	0.0	(10)
Annuity Health	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.66%	02/2029	4,250	4,201	0.6	4,197
Annuity Health	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.67%	02/2029	4,021	4,000	0.6	3,971
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.66%	07/2032	411	409	0.1	503
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.70%	07/2032	519	505	0.1	519
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	07/2032	12,794	12,675	1.9	13,050
Avalign Technologies, Inc. (5)(9)	Unitranche First Lien Revolver			12/2028	1,139	1,093	0.1	715
Avalign Technologies, Inc. (9)	Unitranche First Lien Term Loan			12/2028	13,482	13,080	1.5	10,065
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.10%	05/2026	4,402	4,402	0.7	4,402
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.10%	05/2026	1,557	1,557	0.2	1,557
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver	S + 725, 100 Floor	11.09%	05/2026	113	113	0.0	113
Bayside Opco, LLC (6)	Unsecured Debt	S + 500	8.82%	05/2026	2,172	1,942	0.3	2,172
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (500 PIK), 75 Floor	9.91%	03/2032	335	332	0.0	335
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	—	(10)	0.0	—
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	9.92%	03/2032	10,661	10,526	1.6	10,661

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.18%	08/2027	4,911	$4,887	0.7%	$4,886
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.04%	08/2027	763	758	0.1	759
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525	9.18%	08/2027	902	892	0.1	897
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 425, 100 Floor	11.00%	06/2027	237	228	0.0	237
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	06/2027	11,132	11,093	1.7	11,132
ConvenientMD	Senior Secured First Lien Term Loan	S + 525	9.07%	06/2029	5,566	5,542	0.8	5,495
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 550	9.32%	06/2029	550	546	0.1	541
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.02%	11/2027	11,301	11,237	1.7	11,301
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	9.02%	11/2027	248	245	0.0	248
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.02%	11/2027	963	956	0.1	963
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.02%	11/2027	2,063	2,063	0.3	2,063
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.02%	11/2027	1,446	1,437	0.2	1,446
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.73%	06/2029	13,274	12,937	1.6	10,487
GrapeTree Medical Staffing, LLC (9)	Senior Secured First Lien Term Loan			04/2026	6,074	5,996	0.7	4,521
GrapeTree Medical Staffing, LLC (4)(5)(9)	Senior Secured First Lien Revolver			04/2026	—	(5)	0.0	(153)
GrapeTree Medical Staffing, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			04/2026	3,544	3,499	0.4	2,638
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 725 (300 PIK), 100 Floor	11.10%	06/2027	5,015	4,991	0.7	4,994
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 725 (300 PIK), 100 Floor	11.10%	06/2027	343	342	0.1	341
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	—	(3)	0.0	7
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	—	(3)	0.0	—
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.41%	09/2032	1,695	1,679	0.3	1,712

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.23%	05/2027	4,345	$4,326	0.6%	$4,345
Homecare Partners Management, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.05%	05/2027	1,240	1,234	0.2	1,240
Homecare Partners Management, LLC (4)(5)	Senior Secured First Lien Revolver			05/2027	—	(1)	0.0	—
Homecare Partners Management, LLC (4)(5)	Senior Secured First Lien Revolver			05/2027	—	(5)	0.0	—
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.10%	05/2027	3,251	3,211	0.5	3,251
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.07%	05/2027	1,059	1,052	0.2	1,059
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.10%	06/2030	851	851	0.1	851
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.03%	01/2028	14,427	14,368	2.1	14,139
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.03%	01/2028	2,635	2,596	0.4	2,582
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 650, 100 Floor	10.03%	01/2028	1,561	1,555	0.2	1,529
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650, 100 Floor	10.03%	01/2028	2,682	2,641	0.4	2,628
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.03%	01/2028	382	380	0.1	374
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.31%	06/2026	2,861	2,861	0.4	2,827
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650, 100 Floor	10.31%	06/2026	344	344	0.1	340
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.31%	06/2026	442	442	0.1	437
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.31%	06/2026	788	788	0.1	778
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(6)	0.0	(6)
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.68%	06/2030	6,773	6,706	1.0	6,705
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(49)	0.0	(36)
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.70%	06/2030	16,856	16,598	2.5	16,686
Laseraway Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	S + 575, 75 Floor	9.85%	10/2027	5,826	5,787	0.9	5,826
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 850 (75 PIK), 100 Floor	12.41%	03/2028	1,166	1,163	0.2	1,030
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (75 PIK), 100 Floor	10.43%	03/2028	467	466	0.1	412
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 850 (75 PIK), 100 Floor	12.46%	03/2028	2,241	2,237	0.3	1,979

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.60%	10/2027	5,464	$5,447	0.8%	$5,439
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.60%	10/2027	1,227	1,220	0.2	1,222
Lightspeed Buyer, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2032	—	(6)	0.0	(14)
Lightspeed Buyer, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2032	—	(5)	0.0	(5)
Lightspeed Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.45%	02/2032	3,131	3,114	0.5	3,100
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.17%	02/2031	1,246	1,238	0.2	1,234
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.17%	02/2031	874	861	0.1	866
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.17%	02/2031	17	14	0.0	13
MB2 Dental (4)(5)	Unitranche First Lien Delayed Draw Term Loan			02/2031	—	(4)	0.0	(9)
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.17%	02/2031	6,037	5,994	0.9	5,977
Medical Review Institute of America (5)	Senior Secured First Lien Revolver	P + 500, 100 Floor	11.75%	07/2030	160	154	0.0	141
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	07/2030	5,615	5,573	0.8	5,482
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.80%	06/2027	4,354	4,328	0.6	4,354
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.80%	06/2027	5,404	5,371	0.8	5,404
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.80%	06/2027	240	233	0.0	240
Omni Ophthalmic Management Consultants, LLC (8)	Unsecured Debt	600 PIK	6.00%	02/2027	301	301	0.0	301
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.42%	01/2028	2,805	2,778	0.4	2,814
Patriot Acquisition Topco S.A.R.L (4)(5)	Unitranche First Lien Revolver			01/2028	—	(12)	0.0	—
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	01/2028	11,685	11,565	1.7	11,722
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.42%	01/2028	357	353	0.1	358
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	01/2028	4,359	4,333	0.6	4,372
Patriot Acquisition Topco S.A.R.L (8)	Unsecured Debt	1400 PIK	14.00%	02/2030	4,626	4,577	0.7	4,764
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	01/2028	1,670	1,666	0.2	1,675

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plasma Buyer LLC (PathGroup) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (996 PIK), 75 Floor	9.96%	03/2027	166	$166	0.0%	$166
Plasma Buyer LLC (PathGroup) (9)	Unitranche First Lien Delayed Draw Term Loan			05/2029	289	279	0.0	181
Plasma Buyer LLC (PathGroup) (5)(9)	Unitranche First Lien Revolver			05/2029	868	840	0.1	541
Plasma Buyer LLC (PathGroup) (9)	Unitranche First Lien Term Loan			05/2029	7,631	7,379	0.7	4,770
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	08/2028	9,119	9,049	1.3	9,042
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.67%	08/2028	4,948	4,946	0.7	4,906
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(10)	0.0	(20)
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.67%	08/2028	4,057	4,048	0.6	4,023
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.95%	09/2027	10,028	9,976	1.5	10,028
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.95%	09/2027	1,562	1,555	0.2	1,562
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.70%	04/2030	2,074	2,061	0.3	2,074
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.02%	05/2027	5,137	5,120	0.8	5,138
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 525	9.02%	05/2027	77	74	0.0	77
REP Behavioral Health, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	12/2030	419	410	0.1	413
REP Behavioral Health, LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.42%	12/2030	314	300	0.0	311
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.42%	12/2030	5,678	5,621	0.8	5,664
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 700 (400 PIK), 100 Floor	10.77%	06/2028	342	342	0.0	298
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 700 (400 PIK), 100 Floor	10.85%	06/2028	4,042	4,000	0.6	3,743
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.77%	12/2029	8,593	8,574	1.3	8,656
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.77%	12/2029	4,636	4,588	0.7	4,671
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(4)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	$(10)	0.0%	$(23)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590, 75 Floor	9.63%	12/2028	779	779	0.1	772
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590, 75 Floor	9.63%	12/2028	15,195	15,094	2.2	15,044
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	S + 600, 50 Floor	10.05%	07/2029	3,693	3,633	0.5	3,693
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	E + 600	8.00%	07/2029	3,502	3,517	0.6	4,048
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 50 Floor	9.66%	07/2029	2,011	1,974	0.3	1,992
Sydney US Buyer Corp. (3B Scientific) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600	9.65%	07/2029	6,310	6,136	0.9	6,310
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	05/2029	6,127	6,090	0.9	6,081
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(3)	0.0	(5)
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	05/2029	1,187	1,181	0.2	1,177
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	06/2030	796	796	0.1	790
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	06/2030	2,554	2,555	0.4	2,534
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	05/2029	994	994	0.1	988
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(2)	0.0	(3)
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	05/2029	2,623	2,608	0.4	2,604
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	05/2029	735	731	0.1	727
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	—	0.0	(5)
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.35%	09/2027	2,111	2,098	0.3	2,071
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.20%	09/2027	1,360	1,352	0.2	1,328
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.35%	09/2027	3,675	3,655	0.6	3,607
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.32%	09/2027	3,534	3,531	0.6	3,468
					399,243	$395,000	56.6%	382,056

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.52%	09/2027	3,258	$3,255	0.5%	$3,157
Lash Opco LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(0)	0.0	(11)
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.52%	09/2027	3,323	3,314	0.4	3,219
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (200 PIK), 100 Floor	10.77%	09/2027	35	35	0.0	34
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.52%	09/2027	1,078	1,077	0.2	1,045
					7,694	$7,681	1.1%	7,444
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	04/2030	3,229	$3,207	0.5%	$3,207
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(4)	0.0	(4)
Balance Partners	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	04/2030	2,162	2,146	0.3	2,147
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(12)	0.0	(38)
Balance Partners	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	04/2030	3,840	3,815	0.6	3,814
Beyond Risk Management, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	03/2033	3,200	3,176	0.5	3,176
Beyond Risk Management, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2033	—	(3)	0.0	(9)
Beyond Risk Management, Inc. (4)(5)	Unitranche First Lien Revolver			03/2033	—	(4)	0.0	(4)
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.45%	04/2030	11,309	11,290	1.7	11,207
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.45%	04/2030	388	384	0.1	384
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(0)	0.0	(7)
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.0	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	08/2028	19,972	19,861	3.0	19,972
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (200 PIK)	11.85%	08/2026	5,193	5,106	0.8	5,145
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(3)	0.0	(4)

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.85%	10/2028	8,972	$8,917	1.3%	$8,916
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(5)	0.0	(4)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.15%	10/2028	2,755	2,744	0.4	2,738
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.85%	10/2028	990	983	0.1	984
SIG Parent Holdings, LLC (4)(5)	Unitranche First Lien Revolver			08/2031	—	—	0.0	(2)
SIG Parent Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	08/2031	2,893	2,878	0.3	2,878
SIG Parent Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2031	—	(33)	0.0	(33)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.42%	10/2031	1,274	1,261	0.2	1,229
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.42%	10/2031	411	397	0.1	388
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	10/2031	14,838	14,722	2.1	14,634
Vantage Insurance Partners, Inc. (5)(11)	Unitranche First Lien Revolver	S + 650, 100 Floor	10.20%	12/2028	78	73	0.0	39
Vantage Insurance Partners, Inc. (11)	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.20%	12/2028	4,320	4,297	0.6	4,107
					85,824	$85,193	12.6%	84,860
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,690	$990	0.0%	$—
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,961	—	0.0	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Revolver			06/2026	612	545	0.0	91
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	3,904	3,188	0.1	409
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	609	498	0.0	64
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	S + 700	10.76%	12/2027	646	644	0.1	646
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	296	242	0.0	31
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	1,010	826	0.0	106

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	12/2029	4,203	$4,174	0.7%	$4,203
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	12/2029	260	258	0.0	260
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(4)	0.0	—
					15,191	$11,359	0.9%	5,810
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.10%	12/2027	7,098	$7,052	1.1%	$7,080
Alcanza Clinical Research (4)(5)	Senior Secured First Lien Revolver			12/2027	—	(1)	0.0	—
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 (400 PIK)	10.30%	12/2028	15,853	15,722	2.1	13,923
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (400 PIK)	10.30%	12/2028	824	817	0.1	724
Nephron Pharmaceuticals, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 920	12.86%	12/2027	7,054	6,978	1.0	6,789
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.02%	09/2028	2,174	2,151	0.3	2,174
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	10.02%	09/2028	693	680	0.1	693
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.02%	09/2028	1,200	1,191	0.2	1,200
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.02%	09/2028	288	287	0.0	288
Teal Acquisition Co., Inc (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.55%	09/2028	398	395	0.1	398
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.49%	09/2028	1,282	1,277	0.2	1,282
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	12/2029	3,299	3,243	0.4	3,225
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(7)	0.0	(10)
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	(5)
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.70%	12/2029	2,616	2,597	0.4	2,557
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.70%	12/2029	1,940	1,930	0.3	1,894
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	(4)
					44,719	$44,308	6.3%	42,208

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
1959 Holdings, LLC	Senior Secured First Lien Term Loan	S + 650, 100 Floor	10.17%	07/2030	3,750	$3,719	0.6%	$3,857
MeriCal, LLC (9)	Unitranche First Lien Term Loan			05/2026	8,736	7,021	0.7	4,721
MeriCal, LLC (5)(9)	Senior Secured First Lien Revolver			05/2026	920	919	0.1	773
Slickdeals Holdings, LLC (5)(7)	Unitranche First Lien Revolver			06/2030	—	—	0.0	—
Slickdeals Holdings, LLC (7)	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	06/2030	4,965	4,965	0.7	4,965
					18,371	$16,624	2.1%	14,316
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	$(1)	0.0%	$(16)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 700 (200 PIK), 100 Floor	10.93%	07/2027	5,960	5,921	0.9	5,739
Apps Associates LLC (4)(5)	Unitranche First Lien Revolver			07/2027	—	—	0.0	(1)
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	07/2027	5,396	5,368	0.8	5,376
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.27%	07/2027	1,737	1,724	0.3	1,730
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 550, 100 Floor	9.27%	07/2027	480	477	0.1	477
Banker's Toolbox, Inc.	Unitranche First Lien Revolver	S + 450, 75 Floor	8.20%	07/2029	3,307	3,286	0.5	3,267
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.20%	07/2029	15,632	15,632	2.3	15,442
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2029	—	(11)	0.0	(29)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.77%	06/2026	4,715	4,710	0.7	4,715
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(1)	0.0	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.85%	06/2026	743	741	0.1	743
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.02%	10/2026	1,338	1,337	0.2	1,338
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.02%	10/2026	284	284	0.0	284
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.02%	10/2026	150	150	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.02%	10/2026	163	166	0.0	163

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.45%	08/2030	3,054	$3,043	0.4%	$2,987
Blue Mantis (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.45%	08/2030	551	543	0.1	532
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.45%	08/2030	3,472	3,439	0.5	3,396
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.45%	08/2030	494	489	0.1	483
Blue Mantis (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.45%	08/2030	1,067	1,067	0.2	1,025
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(16)	0.0	—
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	8.92%	05/2030	555	542	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.92%	05/2030	18,176	18,050	2.7	18,176
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.17%	03/2028	2,389	2,381	0.4	2,389
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(7)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.20%	03/2028	10,176	10,132	1.5	10,176
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.95%	12/2028	9,261	9,207	1.4	9,224
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.95%	12/2028	413	410	0.1	410
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.95%	12/2028	543	536	0.1	541
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.95%	12/2028	2,836	2,836	0.4	2,824
DataVail	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.45%	01/2029	6,989	6,948	1.0	6,879
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.42%	01/2029	398	396	0.1	392
DataVail (5)	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.45%	01/2029	330	327	0.0	321
DataVail (5)	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.45%	01/2029	180	178	0.0	175
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	—	(1)	0.0	(4)
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	—	(2)	0.0	(2)
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.16%	12/2031	1,625	1,614	0.2	1,613

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	09/2030	13,196	$12,951	2.0%	$13,196
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(22)	0.0	—
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	09/2030	2,751	2,730	0.4	2,751
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(6)	0.0	—
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.70%	12/2030	3,012	2,980	0.4	3,012
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	11/2028	12,727	12,617	1.9	12,727
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(9)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	11/2028	1,088	1,081	0.2	1,088
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(5)	0.0	(8)
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	138	130	0.0	134
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	06/2032	6,070	6,021	0.9	6,052
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(1)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	66	63	0.0	65
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	06/2032	6,843	6,796	1.0	6,823
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.45%	02/2028	1,041	1,038	0.2	1,026
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.45%	02/2028	19,431	19,362	2.8	19,159
MRI Software LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.45%	02/2028	386	381	0.1	365
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.45%	02/2028	1,266	1,261	0.2	1,248
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	—	(13)	0.0	(7)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	07/2031	13,129	13,029	1.9	13,073
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	10.09%	06/2030	200	200	0.0	200
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.85%	06/2030	4,769	4,769	0.7	4,769

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***		Fair Value
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	$(13)	0.0	~~%~~	$—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550, 75 Floor	9.30%	10/2027	9,257	9,205	1.4		9,257
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.70%	01/2031	379	376	0.1		370
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.70%	01/2031	53	50	0.0		50
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.70%	01/2031	2,100	2,083	0.3		2,084
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.35%	09/2028	1,092	1,092	0.2		1,078
Ontario Systems, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0		(7)
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.35%	09/2028	3,159	3,152	0.5		3,117
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.35%	09/2028	548	540	0.1		541
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.35%	09/2028	447	443	0.1		441
Perforce Software, Inc.	Senior Secured First Lien Term Loan	S + 600	9.60%	03/2031	5,000	4,945	0.6		3,957
Right Networks, LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.67%	05/2029	330	330	0.0		321
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.67%	05/2029	23,812	23,812	3.5		23,574
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.70%	11/2028	19,627	19,565	2.9		19,512
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.70%	11/2028	2,391	2,382	0.4		2,377
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.70%	11/2028	472	467	0.1		461
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.45%	04/2028	2,334	2,325	0.3		2,307
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(7)	0.0		(12)
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.45%	04/2028	8,614	8,545	1.2		8,514
Strata Information Group, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.17%	12/2030	315	311	0.0		279
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(6)	0.0		(21)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.17%	12/2030	1,188	1,179	0.2		1,152

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	11.75%	05/2028	627	$625	0.1%	$614
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.95%	05/2028	3,092	3,059	0.5	3,054
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.95%	05/2028	5,101	5,059	0.6	5,038
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.92%	05/2028	2,340	2,340	0.3	2,312
Transportation Insight, LLC (5)(6)	Senior Secured First Lien Revolver	S + 700 (1070 PIK)	10.70%	01/2029	196	196	0.0	197
Transportation Insight, LLC (6)	Senior Secured First Lien Term Loan	S + 700 (1070 PIK)	10.70%	01/2029	2,548	2,548	0.4	2,549
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.77%	12/2026	948	946	0.1	947
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.27%	12/2026	607	606	0.1	607
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.27%	12/2026	996	993	0.1	994
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(1)	0.0	(1)
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	12/2026	1,847	1,844	0.3	1,844
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	12/2026	1,474	1,469	0.2	1,471
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	12/2026	1,100	1,091	0.2	1,097
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	12/2026	193	192	0.0	192
					290,714	$288,990	42.7%	287,410
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.98%	12/2026	3,371	$3,330	0.4%	$2,705
CallRevu, LLC (4)(5)	Unitranche First Lien Revolver			10/2032	—	(1)	0.0	(4)
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.45%	10/2032	1,450	1,440	0.2	1,424
Gener8, LLC (9)	Senior Secured First Lien Term Loan			02/2026	6,162	6,005	0.3	1,779
Gener8, LLC (5)(9)	Senior Secured First Lien Revolver			02/2026	1,322	1,289	0.0	169
Gener8, LLC (9)	Senior Secured First Lien Term Loan			02/2026	265	259	0.0	77

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	—	$(1)	0.0%	$—
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.20%	09/2031	67	63	0.0	67
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.17%	09/2031	3,850	3,825	0.6	3,850
Trintech, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2033	—	(5)	0.0	(10)
Trintech, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2033	—	(7)	0.0	(7)
Trintech, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.42%	01/2033	5,806	5,749	0.9	5,748
					22,293	$21,946	2.4%	15,798
Transportation
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	01/2028	2,750	$2,730	0.4%	$2,729
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.45%	01/2028	4,236	4,197	0.6	4,204
					6,986	$6,927	1.0%	6,933
Total Debt Investments United States					1,350,247	$1,330,916	190.8%	1,286,681
Equity Investments
Automobiles & Components
Continental Battery Company	Common Stock				12,345	$—	0.0%	$—
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	860
Sun Acquirer Corp.	Common Stock				428	43	0.0	60
						$658	0.1%	$920
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	$1,011	0.6%	$3,615
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	882
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	52
ASP MCS Acquisition Corp. (6)	Common Stock				791	5	0.0	23

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hercules Borrower LLC	Common Stock				1,153,075	$1,153	0.4%	$2,127
Iris Buyer, LLC	Common Stock				577	577	0.1	749
Iris Buyer, LLC	Common Stock				576,923	-	0.0	202
Landscape Workshop, LLC	Common Stock				540,541	541	0.1	724
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	568
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	580
RN Enterprises, LLC	Common Stock				776	791	0.1	881
Seko Global Logistics Network, LLC	Common Stock				625	2,372	0.0	126
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						$9,887	1.6%	$10,532
Consumer Services
Everlast Parent Inc.	Common Stock				948	$948	0.1%	$546
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	934
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	32
HGH Purchaser, Inc.	Common Stock				4,171	417	0.0	128
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,186
Ingenio, LLC	Common Stock				104	-	0.0	-
Legalshield (11)	Common Stock				372	372	0.1	629
Mario Purchaser, LLC	Common Stock				118	118	0.0	42
Mario Purchaser, LLC	Common Stock				43	43	0.0	43
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	363

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	$313	0.0%	$203
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,423
Wrench Group LLC	Common Stock				2,337	235	0.1	600
Wrench Group LLC	Common Stock				655	67	0.0	168
						$7,184	0.9%	$6,297
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					$266	0.0%	$331
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.3	28,848
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,189	0.1	812
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	20
iLending LLC	Common Stock				9,924,110	—	0.0	—
WhiteHawk III Onshore Fund L.P. (2)(11)(13)(14)	Partnership Interest					1,268	0.2	1,298
						$44,281	4.6%	$31,309
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	$3,000	0.4	$3,000
						$3,000	0.4%	$3,000
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	$—	0.0	$—
						$—	0.0%	$—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	$909	0.0%	$—
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.0	—
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Arrow Management Acquisition, LLC	Common Stock				10,664	$11	0.0%	$—
Arrow Management Acquisition, LLC	Preferred Stock				1,056	1,056	0.2	1,078
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.3	1,909
BVI Medical Inc.	Common Stock				852	1,137	0.1	784
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.4	3,012
Headlands Buyer, Inc.	Common Stock				20,614	206	0.0	234
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,466
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	79
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.7	4,610
Omni Ophthalmic Management Consultants, LLC	Common Stock				—	202	0.0	202
Patriot Acquisition Topco S.A.R.L	Common Stock				1,192	1,192	0.2	1,614
Patriot Acquisition Topco S.A.R.L	Common Stock				16,416	46	0.0	—
Seniorlink Incorporated	Common Stock				68,182	218	0.4	2,057
Smile Doctors LLC	Common Stock				1,191	714	0.1	519
Vital Care Buyer, LLC	Common Stock				649	1	0.0	33
Vital Care Buyer, LLC	Common Stock				64	64	0.0	62
						$14,304	2.6%	$17,659
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	$292	0.1%	$530
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,373
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,218	0.4	2,860
						$2,043	0.7%	$4,763

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
A&A Global Imports, LLC	Common Stock				69	$—	0.0%	$—
Action Signature Acquisition, Inc.	Common Stock				50	—	0.0	—
						$—	0.0%	$—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	$953	0.1%	$641
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	544
Nephron Pharmaceuticals, LLC	Common Stock				128,000	—	0.0	—
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	474
WCT Group Holdings, LLC	Common Stock				118	1,176	0.3	2,373
						$3,132	0.6%	$4,032
Retailing
MeriCal, LLC	Preferred Stock				521	$103	0.1%	$—
MeriCal, LLC	Common Stock				5,334	—	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	718
Slickdeals Holdings, LLC (7)	Common Stock				4,965	8,305	0.9	5,967
Slickdeals Holdings, LLC (7)	Common Stock				283	—	0.0	—
Vivid Seats Ltd. (15)	Common Stock				5,446	239	0.0	32
Vivid Seats Ltd. (15)	Common Stock				576	7	0.0	3
Vivid Seats Ltd. (12)	Common Stock				143	—	0.0	—
Vivid Seats Ltd. (12)	Common Stock				143	—	0.0	—
						$8,654	1.1%	$6,720

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Certify, Inc.	Common Stock				841	$246	0.0%	$93
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	899
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	8
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
New Era Technology, Inc.	Common Stock				4,269	—	0.0	—
New Era Technology, Inc.	Preferred Stock				4,269	4,878	0.5	2,795
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	2,081
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	932
Saturn Borrower Inc	Common Stock				434,163	481	0.1	645
Transportation Insight, LLC (6)	Common Stock				9	—	0.0	—
Transportation Insight, LLC (6)	Preferred Stock				13	2,349	0.3	2,349
						$10,779	1.5%	$9,808
Total Equity Investments United States						$103,922	14.1%	$95,040
Total United States						$1,434,838	204.9%	$1,381,721
Canada
Debt Investments
Commercial & Professional Services
Klick Inc. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2032	—	$(5)	0.0%	$(19)
Klick Inc. (4)(5)(11)	Unitranche First Lien Revolver			11/2032	—	(10)	0.0	(19)
Klick Inc. (11)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	11/2032	$20,604	20,508	3.0	20,421
					$20,604	$20,493	3.0%	$20,383
Diversified Financials
Dawson Logan 2025-L5, LP (5)(8)(11)	Unsecured Debt	+ 1232	12.32%	10/2040	$918	$918	0.1%	$918
Total Debt Investments Canada						$21,411	3.1%	$21,301

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Telecommunication Services
Sandvine Corporation (11)	Common Stock				81,818	$—	0.0 ~~%~~	$—
Total Equity Investments Canada						$—	0.0%	$—
Total Canada						$21,411	3.1%	$21,301
Finland
Debt Investments
Software & Services
SC MidCo Oy (11)	Unitranche First Lien Delayed Draw Term Loan	E + 525	7.58%	03/2032	€70	$83	0.0%	$81
SC MidCo Oy (11)	Unitranche First Lien Term Loan	E + 525	7.58%	03/2032	€1,795	1,922	0.3	2,075
Total Debt Investments Finland					€1,865	$2,005	0.3%	2,156
Total Finland					€1,865	$2,005	0.3%	$2,156
United Kingdom
Debt Investments
Commercial & Professional Services
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.25%	06/2028	£1,416	$1,973	0.3%	$1,874
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	£392	528	0.1	518
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.25%	06/2028	£11,000	13,471	2.1	14,560
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	£2,135	2,666	0.4	2,826
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.22%	06/2028	£2,846	3,632	0.6	3,767
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	£4,981	6,334	1.0	6,592
					£22,770	$28,604	4.5%	$30,137

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (7)(11)	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.84%	03/2028	$4,352	$4,308	0.4%	$2,563
Lion Cashmere Bidco Limited (7)(11)	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.85%	03/2028	9,939	9,845	0.9	5,854
Lion Cashmere Bidco Limited (7)(11)	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.86%	03/2028	4,953	4,900	0.4	2,918
					$19,244	$19,053	1.7%	$11,335
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	10.11%	10/2030	£4,339	$5,234	0.9%	$5,743
APC Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	10.13%	10/2030	2,289	2,937	0.4	3,030
					£6,628	$8,171	1.3%	$8,773
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	9.73%	08/2028	£13,234	$17,973	2.5%	$17,516
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	9.87%	08/2028	407	522	0.1	539
					£13,641	$18,495	2.6%	$18,055
Total Debt Investments United Kingdom					£62,283	$74,323	10.1%	$68,300
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				37,612	$30	—%	$—
VetStrategy (11)	Preferred Stock				2,126,875	968	0.3	2,050
						$998	0.3%	$2,050
Total Equity Investments United Kingdom						$998	0.3%	$2,050
Total United Kingdom						$75,321	10.4%	$70,350

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	9.23%	11/2031	£5,000	$6,155	1.0%	$6,618
Total Debt Investments Jersey					£5,000	$6,155	1.0%	$6,618
Total Jersey						$6,155	1.0%	$6,618
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (5)(10)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.37%	03/2032	€90	$105	—%	$104
Avidity Acquisition B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 525	7.37%	03/2032	€2,190	2,284	0.4	2,532
Pitch MidCo B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.54%	04/2031	€432	478	0.1	499
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 550	7.63%	04/2031	€2,864	3,001	0.4	3,311
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	8.28%	04/2031	€1,607	1,805	0.3	1,858
					€7,183	$7,673	1.2 ~~%~~	$8,304
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 750 (953 PIK)	9.53%	07/2029	€2,428	$2,520	0.3%	$1,698
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 775 (1139 PIK)	11.55%	07/2029	€1,410	1,410	0.1	853
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 775 (1139 PIK)	11.39%	07/2029	€3,779	3,727	0.3	2,287
					€7,617	$7,657	0.7%	$4,838
Total Debt Investments Netherlands					€14,800	$15,330	1.9%	$13,142
Total Netherlands						$15,330	1.9%	$13,142

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				1,025	$1	0.0%	$—
Miraclon Corporation (11)	Preferred Stock				90,601	73	0.0	103
Total Equity Investments Belgium						$74	0.0%	$103
Total Belgium						$74	0.0%	$103
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (5)(11)	Unitranche First Lien Delayed Draw Term Loan	B + 500, 50 Floor	5.50%	11/2030	AUD 1,837	$1,243	0.2%	$1,280
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500, 50 Floor	9.20%	11/2030	AUD 10,382	6,735	1.1	7,234
					AUD 12,219	$7,978	1.3%	$8,514
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450	8.70%	03/2028	AUD 28,800	$21,265	3.0%	$19,870
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450, 75 Floor	8.70%	03/2028	AUD 4,802	3,306	0.5	3,314
					AUD 33,602	$24,571	3.5%	$23,184
Total Debt Investments Australia					AUD 45,821	$32,549	4.8%	$31,698

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock				128,654,071	$1,325	0.3%	$1,616
Ancora Bidco PTY LTD (11)	Common Stock				6,771,267	70	0.0	85
Total Equity Investments Australia						$1,395	0.3%	$1,701
Total Australia						$33,944	5.1%	$33,399
Germany
Debt Investments
Commercial & Professional Services
Pipe Bidco GMBH (11)	Unitranche First Lien Term Loan	E + 450	6.60%	01/2033	€3,853	$4,401	0.6%	$4,364
Pipe Bidco GMBH (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			01/2033	€-	(38)	0.0	(38)
Total Debt Investments Germany					€3,853	$4,363	0.6%	$4,326
Total Germany						$4,363	0.6%	$4,326
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	$(4)	0.0%	$—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1206.2 (1420 PIK)	14.20%	08/2030	€2,845	2,937	0.5	3,289
					2,845	$2,933	0.5%	$3,289
Total Debt Investments Sweden					€2,845	$2,933	0.5%	$3,289

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments March 31, 2026 (in thousands, except share and per share data)(Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	$1,086	0.2%	$1,434
Total Equity Investments Sweden						$1,086	0.2%	$1,434
Total Sweden						$4,019	0.7%	$4,723
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(11)	Senior Secured First Lien Revolver			02/2032	CHF 0	$(55)	0.0%	$—
Solvias AG (11)	Senior Secured First Lien Term Loan	S + 550, 75 Floor	6.25%	02/2032	CHF 19,058	20,741	3.7	24,074
					CHF 19,058	$20,686	3.7%	$24,074
Total Debt Investments Switzerland					CHF 19,058	$20,686	3.7%	24,074
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (11)	Common Stock				47,124	$409	0.1%	$443
Sequence Parent (11)	Preferred Stock				685	99	0.0	114
Total Equity Investments Switzerland						$508	0.1%	$557
Total Switzerland						$21,194	3.8%	$24,631
Total Investments						$1,618,654	231.8%	$1,562,470

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Fund - Institutional Shares						$7,236	1.1	$7,236
Other Cash						$19,743	3.0	$19,357
Total Cash, Cash Equivalents, and Restricted Cash						$26,979	4.1%	$26,593

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2026, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $674,028 as of March 31, 2026

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	6.75%	-	-	-	-
SOFR (“S”)	-	3.65%	3.68%	3.86%	3.69%
EURIBOR (“E”)	-	1.89%	2.08%	2.48%	2.87%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY ("B")	-	-	4.33%	-	-
SARON ("SR")	-	-0.07%	-	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of March 31, 2026.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 8.2% as of March 31, 2026.
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

Interest Rate Swap Contracts

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Unrealized Appreciation
Interest Rate Swap	Series 2025A Unsecured Notes - 2029	5.87%	SOFR + 2.5325%	Goldman Sachs Bank USA	2/13/2029	$67,500	$(641)
Interest Rate Swap	Series 2025A Unsecured Notes - 2031	6.20%	SOFR + 2.8050%	Goldman Sachs Bank USA	2/13/2031	$67,500	$(962)
Total Interest Rate Swap Contracts							$(1,603)

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,053	SEK 11,583	8/20/2027	$(132)
Wells Fargo Bank, N.A.	USD 19,204	AUD 29,250	3/22/2028	$768
Wells Fargo Bank, N.A.	USD 3,407	AUD 5,401	3/22/2028	$3
Wells Fargo Bank, N.A.	USD 6,185	AUD 10,174	10/6/2028	$(73)
Wells Fargo Bank, N.A.	USD 21,744	CHF 18,703	2/24/2028	$(1,675)
Wells Fargo Bank, N.A.	USD 169	GBP 121	6/3/2026	$10
Wells Fargo Bank, N.A.	USD 1,932	GBP 1,362	6/3/2026	$141
Wells Fargo Bank, N.A.	USD 368	GBP 272	6/3/2026	$11
Wells Fargo Bank, N.A.	USD 3,054	GBP 2,237	6/3/2026	$113
Wells Fargo Bank, N.A.	USD 17,530	GBP 12,870	8/24/2026	$760
Total Foreign Currency Exchange Contracts				$(74)

AUD Australian Dollar ("AUD") CHF Swiss Franc EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

March 31, 2026 (Unaudited)

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2026.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents and restricted cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury notes, and similar type instruments) with original maturities of three months or less. Cash and cash equivalents and restricted cash and cash equivalents other than money market mutual funds, are carried at cost plus accrued interest, which approximates fair value. Money market mutual funds are carried at their net asset value, which approximates fair value. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consists of deposits, cash collateral held at Wells Fargo Bank N.A. related to the Company’s credit facility and cash collateral held at US Bank N.A. related to the Company’s interest rate swap. The Company deposits its cash and cash equivalents and restricted cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in collateral on derivatives and collateral payable on derivatives on the Company’s Consolidated Statements of Assets and Liabilities. Please see Note 6 and Note 7 for additional detail.

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method which approximates the effective interest method. See Note 6 for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, we had investments in thirteen portfolio companies on non-accrual status, which represented 5.7% and 3.6% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had investments in eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2026 and December 31, 2025.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of March 31, 2026 the Company is subject to potential examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three months ended March 31, 2026 and 2025, the Company incurred administrative services expenses of $437 and $445, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $751 and $592, respectively, was payable to the Administrator . In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three months ended March 31, 2026 and 2025, the Company incurred management fees of $4,922 and $5,038 respectively, of which $7 and $20, respectively, were waived. As of March 31, 2026 and December 31, 2025, management fees of $4,915 and $5,037, respectively, were unpaid.

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

The Adviser agreed to voluntarily waive income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. The waiver was effective for the three month ended March 31, 2026. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP.

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

For the three months ended March 31, 2026 and 2025, the Company incurred income incentive fees of $2,988 and $3,519, respectively, of which $1,412 and $32, respectively, were waived. As of March 31, 2026 and December 31, 2025, income incentive fees of $1,575 and $3,468, respectively, were unpaid.

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

For the three months ended March 31, 2026 and 2025, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of March 31, 2026 and December 31, 2025, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent Capital Group LP ("Crescent"), its employees and certain officers and directors of the Company. As of March 31, 2026 and December 31, 2025, Crescent, its employees and certain officers and directors of the Company owned 2.87% and 2.83%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

On January 5, 2021, Sun Life acquired a majority interest in Crescent. Consummation of the Sun Life Transaction resulted in a change of control of Crescent. Subsequently on March 30, 2026, Sun Life acquired the remaining equity interest in Crescent. There were no changes to the Company’s investment objective, strategies and process or to the Crescent team responsible for the investment operations of the Company as a result of the Sun Life Transaction.

As of March 31, 2026 and December 31, 2025, Sun Life Financial Inc. ("Sun Life"), a parent of Crescent, owned 6.03% and 6.02% of the Company’s outstanding common stock, respectively. Sun Life is also the sole lender of the Company’s $50,000 Series 2023A Unsecured Notes, a $2,000 participating lender the Company's Series 2024A Unsecured Notes - 2028, a $10,000 participating lender the Company's Series 2024A Unsecured Notes - 2030 and a $10,000 participating lender the Company's Series 2025A Unsecured Notes - 2029 all described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2026 were as follows (in thousands):

	Fair Value as of December 31, 2025	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2026	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$18,262	$401	$(12,512)	$1,598	$(3,026)	$4,723	$348
ASP MCS Acquisition	60	—	—	—	14	74	—
Bayside Opco, LLC	9,918	234	(14)	—	13	10,151	288
Isagenix International, LLC	1,354	83	—	—	(147)	1,290	19
Transportation Insight, LLC	—	5,093	—	—	—	5,093	53
Total Non-Controlled Affiliates	$29,594	$5,811	$(12,526)	$1,598	$(3,146)	$21,331	$708

The Company’s investments in non-controlled affiliates for the three months ended March 31, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2025	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$15,110	$261	$—	$—	$965	$16,336	$353
ASP MCS Acquisition	728	—	—	—	25	753	—
Bayside Opco, LLC	7,920	98	(14)	—	774	8,778	276
Isagenix International, LLC	2,005	83	—	—	(390)	1,698	101
Slickdeals Holdings, LLC	14,766	19	(38)	—	(725)	14,022	392
Vivid Seats Ltd.	910	—	—	—	(182)	728	—
WhiteHawk III Onshore Fund L.P.	5,354	—	(1,730)	—	(134)	3,490	258
Total Non-Controlled Affiliates	$46,793	$461	$(1,782)	$—	$333	$45,805	$1,380

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

The Company’s investments in controlled affiliates for the three months ended March 31, 2026 were as follows (in thousands):

	Fair Value as of December 31, 2025	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2026	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,333	$—	$(10,292)	$(3,427)	$3,386	$-	$53
First Eagle Logan JV, LLC(1)	33,386	—	—	—	(4,538)	28,848	2,200
Loadmaster Derrick & Equipment, Inc.	3,438	—	(63)	—	—	3,375	13
Lion Cashmere Bidco Limited	—	12,037	—	—	(702)	11,335	—
Slickdeals Holdings, LLC	13,194	—	(145)	—	(2,118)	10,931	109
Total Controlled Affiliates	$60,351	$12,037	$(10,500)	$(3,427)	$(3,972)	$54,489	$2,375

The Company’s investments in controlled affiliates for the three months ended March 31, 2025 were as follows (in thousands)

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2025	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$9,221	$1,112	$(17)	$—	$(53)	$10,264	$170
First Eagle Logan JV, LLC(1)	32,575	—	(1)	—	1,477	34,051	1,200
Loadmaster Derrick & Equipment, Inc.	3,476	—	—	—	(190)	3,285	38
OEM Group, LLC	2,779	—	(2,214)	(3,800)	3,235	—	—
Total Controlled Affiliates	$48,051	$1,112	$(2,232)	$(3,800)	$4,469	$47,600	$1,408

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

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$392,522	$376,958	$(15,564)	$370,529	$350,795	$(19,734)
Unitranche First Lien	1,078,364	1,044,040	(34,324)	1,068,444	1,047,747	(20,697)
Unitranche First Lien - Last Out	18,417	18,865	448	25,382	26,290	908
Senior Secured Second Lien	3,312	3,664	352	15,234	12,180	(3,054)
Unsecured Debt	18,056	18,058	2	18,144	19,003	859
Equity & Other	63,702	69,576	5,874	61,139	77,225	16,086
LLC/LP Equity Interests	44,281	31,309	(12,972)	44,597	36,178	(8,419)
Total investments	$1,618,654	$1,562,470	$(56,184)	$1,603,469	$1,569,418	$(34,051)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
Health Care Equipment & Services	$401,765	25.9%	$427,641	27.3%
Software & Services	317,429	20.3	319,087	20.3
Commercial & Professional Services	273,343	17.5	241,265	15.4
Consumer Services	140,921	9.0	138,499	8.8
Diversified Financials	91,034	5.8	93,081	5.9
Insurance	89,623	5.7	89,672	5.7
Pharmaceuticals, Biotechnology & Life Sciences	75,709	4.8	72,836	4.6
Retailing	48,943	3.1	64,344	4.1
Automobiles & Components	34,725	2.2	33,775	2.2
Capital Goods	21,960	1.4	28,989	1.8
Technology, Hardware & Equipment	15,798	1.0	11,352	0.7
Food, Beverage & Tobacco	15,033	1.0	14,754	0.9
Consumer Durables & Apparel	11,335	0.7	12,004	0.8
Household & Personal Products	7,444	0.5	7,268	0.5
Transportation	6,933	0.4	4,246	0.3
Materials	5,810	0.4	5,812	0.4
Energy	3,375	0.2	3,438	0.2
Food & Staples Retailing	1,290	0.1	1,355	0.1
Total investments	$1,562,470	100.0%	$1,569,418	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$1,381,721	88.5%	$1,371,016	87.3%
United Kingdom	70,350	4.5	81,059	5.2
Australia	33,399	2.1	31,367	2.0
Switzerland	24,631	1.6	24,766	1.6
Canada	21,301	1.4	20,479	1.3
Netherlands	13,142	0.8	13,430	0.9
Jersey	6,618	0.4	6,741	0.4
Sweden	4,723	0.3	18,262	1.2
Germany	4,326	0.3	-	-
Finland	2,156	0.1	2,192	0.1
Belgium	103	0.0	106	0.0
Total investments	$1,562,470	100.0%	$1,569,418	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2026 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$376,958	$376,958
Unitranche First Lien	—	3,412	1,040,628	1,044,040
Unitranche First Lien – Last Out	—	—	18,865	18,865
Senior Secured Second Lien	—	—	3,664	3,664
Unsecured Debt	—	—	18,058	18,058
Equity & Other	36	51	69,489	69,576
Subtotal	$36	$3,463	$1,527,662	$1,531,161
Investments Measured at NAV (1)				31,309
Total Investments				$1,562,470

Cash Equivalents	$7,236	$—	$—	$7,236
Interest Rate Swaps - Liabilities	—	1,603	—	1,603
Foreign Currency Forward Contracts - Assets	—	1,806	—	1,806
Foreign Currency Forward Contracts - Liabilities	—	1,880	—	1,880

The following table presents fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$350,795	$350,795
Unitranche First Lien	—	9,290	1,038,457	1,047,747
Unitranche First Lien – Last Out	—	—	26,290	26,290
Senior Secured Second Lien	—	-	12,180	12,180
Unsecured Debt	—	—	19,003	19,003
Equity & Other	43	46	77,136	77,225
Subtotal	$43	$9,336	$1,523,861	$1,533,240
Investments Measured at NAV (1)				36,178
Total Investments				$1,569,418

Cash Equivalents	$2,967	$—	$—	$2,967
Foreign Currency Forward Contracts - Assets	—	2,135	—	2,135
Foreign Currency Forward Contracts - Liabilities	—	2,134	—	2,134

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026, based off of the fair value hierarchy as of March 31, 2026 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2026	$350,795	$1,038,457	$26,290	$12,180	$19,003	$77,136	$1,523,861
Amortized discounts/premiums	390	858	20	2	211	—	1,481
Paid in-kind interest	311	632	-	193	647	—	1,783
Net realized gain (loss)	(8,760)	2,324	—	(3,482)	—	—	(9,918)
Net change in unrealized appreciation (depreciation)	4,203	(13,529)	(505)	3,405	(815)	(10,211)	(17,452)
Purchases	49,766	61,225	(6,610)	—	7,831	2,594	114,806
Sales/return of capital/principal repayments/paydowns	(19,747)	(55,159)	(330)	(8,634)	(8,819)	(30)	(92,719)
Transfers in	—	5,820	—	—	—	—	5,820
Transfers out	—	—	—	—	—	—	-
Balance as of March 31, 2026	$376,958	$1,040,628	$18,865	$3,664	$18,058	$69,489	$1,527,662
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(3,750)	$(11,873)	$(505)	$(58)	$(398)	$(10,208)	$(26,792)

During the three months ended March 31, 2026, the Company recorded no transfers from Level 3 to Level 2 and $5,820 of transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025, based off of the fair value hierarchy as of March 31, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2025	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Amortized discounts/premiums	368	1,346	11	(4)	41	—	1,762
Paid in-kind interest	432	809	216	167	593	—	2,217
Net realized gain (loss)	(5,669)	3	—	(693)	—	(454)	(6,813)
Net change in unrealized appreciation (depreciation)	2,176	(7,124)	295	364	46	856	(3,387)
Purchases	32,597	60,655	9,659	—	2	1,747	104,660
Sales/return of capital/principal repayments/paydowns	(9,235)	(50,693)	—	(1,621)	—	-	(61,549)
Transfers in	—	3,507	—	—	—	—	3,507
Transfers out	—	—	—	—	—	—	-
Balance as of March 31, 2025	$400,297	$1,022,437	$24,922	$22,564	$18,207	$65,884	$1,554,311
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(10,581)	$(7,266)	$20	$(3,815)	$690	$4,889	$(16,063)

During the three months ended March 31, 2025, the Company recorded no transfers from Level 3 to Level 2 and $3,507 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$242,764	Discounted Cash Flows	Discount Rate	6.3%	-	19.7%	(9.9%)
	23,685	Enterprise Value	Comparable EBITDA Multiple	2.1x	-	11.3x	(8.4x)
	110,509	Transaction Precedent	Transaction Price			N/A
	$376,958

Unitranche First Lien	673,521	Discounted Cash Flows	Discount Rate	7.7%	-	17.4%	(9.9%)
	61,968	Enterprise Value	Comparable EBITDA Multiple	4.6x	-	12.0x	(8.9x)
	294,675	Transactions Precedent	Transaction Price			N/A
	10,464	Broker Quoted	Broker Quote			N/A
	$1,040,628

Unitranche First Lien - Last Out	18,865	Discounted Cash Flows	Discount Rate	7.6%	-	15.4%	(11.3%)
	$18,865

Senior Secured Second Lien	3,289	Discounted Cash Flows	Discount Rate	10.8%	-	10.8%	(10.8%)
	375	Enterprise Value	Comparable EBITDA Multiple			3.2x
	$3,664

Unsecured Debt	14,667	Discounted Cash Flows	Discount Rate	10.6%	-	17.3%	(14.7%)
	2,473	Enterprise Value	Comparable EBITDA Multiple			11.3x
	918	Transactions Precedent	Transaction Price			N/A
	$18,058

Equity & Other	69,489	Enterprise Value	Comparable EBITDA Multiple	2.1x	-	25.5x	(14.5x)
	$69,489

Total	$1,527,662

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$303,854	Discounted Cash Flows	Discount Rate	4.7%	-	19.5%	(9.8%)
	38,452	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	11.7x	(9.0x)
	8,489	Transaction Precedent	Transaction Price			N/A
	$350,795

Unitranche First Lien	897,161	Discounted Cash Flows	Discount Rate	7.6%	-	19.1%	(9.8%)
	41,357	Enterprise Value	Comparable EBITDA Multiple	6.7x	-	12.0x	(9.1x)
	33,097	Transactions Precedent	Transaction Price			N/A
	66,842	Broker Quoted	Broker Quote			N/A
	$1,038,457

Unitranche First Lien - Last Out	18,905	Discounted Cash Flows	Discount Rate	7.6%	-	15.9%	(11.3%)
	7,385	Enterprise Value	Comparable EBITDA Multiple			10.6x
	$26,290

Senior Secured Second Lien	8,076	Discounted Cash Flows	Discount Rate	11.7%	-	12.7%	(12.3%)
	4,104	Enterprise Value	Comparable EBITDA Multiple			3.3x
	$12,180

Unsecured Debt	16,904	Discounted Cash Flows	Discount Rate	10.6%	-	15.5%	(13.6%)
	2,099	Enterprise Value	Comparable EBITDA Multiple			11.7x
	$19,003

Equity & Other	77,136	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	28.0x	(13.7x)
	$77,136

Total	$1,523,861

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

Note 6. Debt

Debt consisted of the following (in thousands):

	March 31, 2026				December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
SPV Asset Facility	$400,000	362,800	$37,200	$359,819	$400,000	$329,600	$70,400	$326,385
SMBC Corporate Revolving Facility	310,000	141,022	168,978	139,526	310,000	138,402	171,598	136,698
Series 2021A Unsecured Notes(4)	—	—	—	—	135,000	135,000	—	134,963
FCRX Unsecured Notes(5)	111,600	111,600	—	111,600	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	50,000	50,000	—	49,976	50,000	50,000	—	49,957
Series 2024A Unsecured Notes - 2028(7)	35,000	35,000	—	34,796	35,000	35,000	—	34,770
Series 2024A Unsecured Notes - 2030(8)	80,000	80,000	—	79,424	80,000	80,000	—	79,388
Series 2025A Unsecured Notes - 2029(9)(10)	67,500	67,500	—	66,162		—	—	—
Series 2025A Unsecured Notes - 2031(10)(11)	67,500	67,500	—	65,830		—	—	—
Total Debt	$1,121,600	$915,422	$206,178	$907,133	$1,121,600	$879,602	$241,998	$873,761

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented includes netting of deferred financing costs.
(3)
As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of December 31, 2025, the fair value of the Series 2021A Unsecured Notes was approximately $134,487.
(5)
As of March 31, 2026 and December 31, 2025, the fair value of the FCRX Unsecured Notes was approximately $111,243 and $111,823.
(6)
As of March 31, 2026 and December 31, 2025, the fair value of the Series 2023A Unsecured Notes was approximately $50,073 and $50,207.
(7)
As of March 31, 2026 and December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2028 was approximately $34,881 and $35,074.
(8)
As of March 31, 2026 and December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2030 was approximately $79,823 and $80,660.
(9)
As of March 31, 2026 the fair value of the Series 2025A Unsecured Notes -2029 was approximately $66,807, net the effective portion of the fair value of the interest rate swap.
(10)
Carrying value includes the effective portion of the fair value of the interest rate swaps, as further discussed in Note 7.
(11)
As of March 31, 2026 the fair value of the Series 2025A Unsecured notes - 2031 was approximately $66,411, net the effective portion of the fair value of the interest rate swap.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was 6.04% and 6.49% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was $907,671 and $902,376 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2026 and December 31, 2025, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes would be deemed to be Level 2 of the fair value hierarchy.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis which approximates the effective interest method. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the SPV Asset Facility were $2,982 and $3,215, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an a straight line basis which approximates the effective interest method. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the SMBC Corporate Revolving Facility were $1,496 and $1,704, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Series 2021A Unsecured Notes

On February 17, 2021, the Company completed a private offering of $135,000 aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “Series 2021A Unsecured Notes”). The initial issuance of $50,000 of Series 2021A Unsecured Notes closed February 17, 2021. The issuance of the remaining $85,000 of Series 2021A Unsecured Notes closed on May 5, 2021. The Series 2021A Unsecured Notes matured and were repaid on February 17, 2026.

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and were being amortized over the life of the Series 2021A Unsecured Notes on a straight line basis which approximates the effective interest method. As of December 31, 2025, deferred financing costs related to the Series 2021A Unsecured Notes was $36 and was netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and are being amortized over the life of the 2026 Unsecured Notes - Series 2023A on a straight line basis which approximates the effective interest method. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the Series 2023A Unsecured Notes of $24 and $43 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Series 2024A Unsecured Notes - 2028 and 2030

On February 18, 2025, the Company issued $115,000 aggregate principal amount of two tranches of senior unsecured notes: (a) $35,000 6.77% notes due February 18, 2028 ("Series 2024A Unsecured Notes - 2028") and (b) $80,000 6.90% notes due February 18, 2030 ("Series 2024A Unsecured Notes – 2030") . Interest on both unsecured notes is payable semiannually, on the 18th day of February and August in each year, commencing with August 18, 2025. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2028 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2028 on a straight line basis. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $204 and $231 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2030 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2030 on a straight line basis which approximates the effective interest method. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the Series 2024A Unsecured Notes - 2030 of $576 and $612 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Series 2025A Unsecured Notes - 2029 and 2031

On February 13, 2026, the Company issued $135,000 aggregate principal amount of two tranches of senior unsecured notes: (a) $67,500 5.87% notes due February 13, 2029 ("Series 2025A Unsecured Notes - 2029") and (b) $67,500 6.20% notes due February 13, 2031 ("Series 2025A Unsecured Notes – 2031"). Interest on both unsecured notes is payable semiannually, on the 13th day of February and August in each year, commencing with August 13, 2026. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2029 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2029 on a straight line basis which approximates the effective interest method. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the Series 2025A Unsecured Notes - 2029 of $708 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2031 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2031 on a straight line basis which approximates the effective interest method. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the Series 2025A Unsecured Notes - 2031 of $720 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

In connection with the issuance of the Series 2025A Unsecured Notes - 2029 and 2031, the Company entered into an interest rate swap to swap from a fixed rate of interest to a floating rate of interest. With respect to the Series 2025A Unsecured Notes - 2029, the notional amount of the interest rate swap is $67,500, pursuant to which the Company receives fixed rate interest at 5.87% and pays floating rate interest based on three month term SOFR plus 2.5325%. Such interest rate swap matures on February 13, 2029. With respect to the Series 2025A Unsecured Notes - 2031, the notional amount of the interest rate swap is $67,500, pursuant to which the Company receives a fixed rate interest at 6.20% and pays floating rate interest based on three month term SOFR plus 2.8050%. Such interest rate swap matures on February 13, 2031.

The issuance of the $50,000 in aggregate principal amount of senior unsecured notes is expected to occur on May 22, 2026. These unsecured notes have a fixed interest rate of 5.97% and will be due on May 22, 2029 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the Company's credit facilities and unsecured debt were as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Borrowing interest expense(1)	12,913	$13,726
Unused facility fees	218	289
Amortization of financing costs	611	621
Total interest and credit facility expenses	$13,742	$14,636
Weighted average outstanding balance	$907,671	$902,376

(1) For the three months ended March 31, 2026, includes $23 and $1 of the impact related to the interest rate swaps and hedged items Series 2025A Unsecured Notes - 2029 and 2031, respectively. There were no interest rate swaps outstanding for the comparative period.

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

During the three months ended March 31, 2026 and 2025 the Company’s average U.S. dollar ("USD") notional exposure to foreign currency forward contracts was $74,645 and $64,788, respectively.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2026	Wells Fargo Bank, N.A.	$1,806	$(1,880)	$(74)	$20	$(54)
March 31, 2026	Goldman Sachs Bank USA	$—	$(1,603)	$(1,603)	$2,020	$417
December 31, 2025	Wells Fargo Bank, N.A.	$2,135	$(2,134)	$1	$—	$1

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(75)	(857)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(75)	$(857)

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2026 and 2025, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the Three Months Ended March 31,		Financial Statement Location
	2026	2025
Interest rate swaps	$23	$-	Interest and debt financing expenses
Hedged items	1	-	Interest and debt financing expenses

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, the Company had aggregated unfunded commitments totaling $220,447 and $211,864, respectively, including foreign denominated commitments converted to USD at the balance sheet date, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2026		As of December 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
ACI Group Holdings, Inc. (5)	Revolver	8/2/2027	7	8/2/2027	7
Action Signature Acquisition, Inc. (5)	Revolver	12/17/2027	300	12/17/2027	397
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Affinitiv, Inc. (5)	Revolver	7/26/2027	425	7/26/2027	425
Alcanza Clinical Research (5)	Revolver	12/15/2027	125	12/15/2027	63
Ancora Bidco PTY LTD (9)	Delayed Draw Term Loan	11/6/2030	228	11/6/2030	1,446
Annuity Health (17)	Revolver	2/8/2029	800	2/8/2029	800
APC Bidco Limited (12)	Delayed Draw Term Loan	11/10/2027	800	11/10/2027	1,216
Apps Associates LLC (5)	Revolver	7/2/2027	320	7/2/2027	560
Apps Associates LLC (5)	Revolver	7/2/2027	200	7/2/2027	200
Arrow Management Acquisition, LLC (5)	Revolver	7/25/2032	1,008	7/25/2032	1,008
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	7/25/2027	4,168	7/25/2032	4,581
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	833
Auveco Holdings (5)	Revolver	5/5/2028	600	5/5/2028	525
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	532	12/20/2028	835
Avidity Acquisition B.V. (7)	Delayed Draw Term Loan	3/4/2029	510	3/4/2032	518
AX VI INV2 Holding AB (Voff) (8)	Revolver	8/31/2029	430	8/31/2029	437
AX VI INV2 Holding AB (Voff) (8)	Term Loan	—	—	8/31/2029	81
Balance Partners (5)	Revolver	4/3/2030	550	4/3/2030	550
Balance Partners (7)	Delayed Draw Term Loan	11/20/2027	5,450	11/20/2027	5,450
Bandon Fitness (Texas) Inc.	Delayed Draw Term Loan	—	—	7/27/2028	560
Bandon Fitness (Texas) Inc.	Term Loan	—	—	7/27/2028	125
Banker's Toolbox, Inc. (5)	Revolver	7/27/2029	2,406	7/27/2029	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2026	521	5/31/2026	634
Belay Inc. (5)	Revolver	6/25/2026	650	6/25/2026	650
Beyond Risk Management, Inc. (5)	Revolver	3/13/2033	550	—	—
Beyond Risk Management, Inc. (6)	Delayed Draw Term Loan	3/9/2028	1,250	—	—
Blue Mantis (5)	Revolver	8/19/2030	324	8/19/2030	324
Blue Mantis (7)	Delayed Draw Term Loan	4/24/2027	860	4/24/2027	3,657
BV MRP Buyer, LLC (5)	Revolver	1/21/2032	1,000	—	—
BV MRP Buyer, LLC (7)	Delayed Draw Term Loan	1/21/2028	3,400	—	—
BVI Medical Inc. (5)	Revolver	3/7/2032	821	3/7/2032	821
BVI Medical Inc. (7)	Delayed Draw Term Loan	9/7/2027	107	3/7/2032	284
C-4 Analytics (5)	Revolver	5/14/2030	1,295	5/14/2030	1,295
C-4 Analytics (7)	Delayed Draw Term Loan	5/14/2026	4,650	5/14/2026	4,650
CallRevu, LLC (5)	Revolver	10/10/2032	200	10/10/2032	200
Career Certified, LLC (5)	Revolver	2/19/2031	350	2/19/2031	350
Career Certified, LLC (7)	Delayed Draw Term Loan	2/19/2031	152	2/19/2031	152
Cary Street Partners Financial LLC (5)	Revolver	5/30/2031	350	5/30/2031	350
Cary Street Partners Financial LLC (7)	Delayed Draw Term Loan	5/30/2027	2,540	5/30/2031	2,672
CC Amulet Management, LLC (5)	Revolver	8/31/2027	5	8/31/2027	5
Centria Subsidiary Holdings, LLC (5)	Revolver	6/9/2027	1,737	6/9/2027	1,974
Claritas, LLC (5)	Revolver	3/31/2028	1,950	3/31/2028	1,950
Concord III, LLC (17)	Revolver	12/20/2028	138	12/20/2028	138
Conservice Midco LLC (5)	Revolver	2/25/2033	1,314	—	—
ConvenientMD (5)	Revolver	6/15/2029	138	6/15/2029	413
CRS TH Holdings, Corp. (5)	Revolver	12/31/2032	300	12/31/2032	300
CRS TH Holdings, Corp. (7)	Delayed Draw Term Loan	12/31/2027	450	12/31/2027	450
DataVail (5)	Revolver	1/4/2029	220	1/4/2029	220
DataVail (5)	Revolver	1/4/2029	120	1/4/2029	120
Dawson Logan 2025-L5, LP (17)	Unsecured Debt	10/9/2040	4,082	—	—
DecisionHR Holdings, Inc (5)	Delayed Draw Term Loan	12/8/2027	500	12/8/2031	500
DecisionHR Holdings, Inc (5)	Revolver	12/8/2031	250	12/8/2031	250
Duraserv LLC (5)	Revolver	6/10/2030	571	6/10/2030	774
Duraserv LLC (7)	Delayed Draw Term Loan	3/3/2027	735	3/3/2027	735
Eagle Midco B.V. (Avania) (11)	Delayed Draw Term Loan	7/5/2029	—	7/5/2029	2,895
Effective School Solutions LLC (5)	Revolver	11/30/2027	12	11/30/2027	121
Effective School Solutions LLC (5)	Revolver	11/30/2027	75	11/30/2027	24
EMS Buyer, Inc. (5)	Revolver	11/23/2027	303	11/23/2027	303
Envocore Holding, LLC (5)	Revolver	—	—	12/31/2027	2,778
Essential Services Holding Corporation (5)	Revolver	6/17/2031	558	6/17/2031	558
Essential Services Holding Corporation (7)	Delayed Draw Term Loan	6/17/2026	1,487	6/17/2030	1,487
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2028	506	10/30/2028	506
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2030	729	4/30/2030	729
Flow Service Partners Intermediate Holdco LLC (5)	Revolver	11/19/2030	800	11/19/2030	507
Flow Service Partners Intermediate Holdco LLC (7)	Delayed Draw Term Loan	11/19/2030	653	11/19/2030	900
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2029	690	12/21/2029	690
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	122	3/31/2027	122
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	2,500	3/31/2027	2,500
Galway Borrower, LLC (5)	Revolver	—	—	9/30/2028	368
Galway Borrower, LLC (5)	Revolver	—	—	9/30/2028	565
Galway Borrower, LLC (5)	Delayed Draw Term Loan	—	—	9/30/2028	485
GB Eagle Buyer, Inc. (7)	Delayed Draw Term Loan	11/14/2027	—	11/29/2030	2,973
GB Eagle Buyer, Inc. (5)	Revolver	11/29/2030	324	11/29/2030	513

GB Eagle Buyer, Inc. (5)	Revolver	12/1/2030	747	12/1/2030	1,183
Gener8, LLC (5)	Revolver	2/19/2026	299	2/19/2026	299
GH Parent Holdings Inc. (5)	Revolver	5/4/2029	1,819	5/4/2029	1,819
GH Parent Holdings Inc. (7)	Delayed Draw Term Loan	5/4/2027	1,512	5/4/2029	4,752
GrapeTree Medical Staffing, LLC (5)	Revolver	4/30/2026	600	4/30/2026	600
Great Lakes Dental Partners, LLC (5)	Revolver	6/23/2027	73	6/23/2027	73
Guardian Access Solutions (5)	Revolver	8/24/2029	150	8/24/2029	150
Halo Buyer, Inc. (5)	Revolver	8/7/2029	361	8/7/2029	335
Hamsard 3778 Limited (10)	Delayed Draw Term Loan	10/28/2031	1,452	10/28/2031	1,479
Headlands Buyer, Inc. (5)	Delayed Draw Term Loan	9/29/2027	687	9/29/2027	687
Headlands Buyer, Inc. (5)	Revolver	9/29/2032	321	9/29/2032	321
Hercules Borrower LLC (5)	Revolver	12/15/2028	1,778	12/15/2028	1,778
HES Intermediate Holdings II, LLC (17)	Delayed Draw Term Loan	3/2/2028	1,411	—	—
HES Intermediate Holdings II, LLC (5)	Revolver	3/2/2033	941	—	—
HGH Purchaser, Inc. (5)	Revolver	11/1/2029	297	11/1/2029	545
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	1,100	5/25/2027	645
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	150	—	—
Homecare Partners Management, LLC (7)	Delayed Draw Term Loan	12/31/2026	1,610	—	—
Hospice Care Buyer, Inc. (5)	Revolver	1/28/2028	60	1/28/2028	406
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	973	6/2/2028	1,177
Hsid Acquisition, LLC (5)	Revolver	1/31/2028	750	1/31/2028	750
iLending LLC (5)	Revolver	12/21/2028	251	12/21/2028	359
Imagenet, LLC (5)	Revolver	12/31/2030	650	12/31/2030	650
Infobase (5)	Revolver	6/14/2028	1,179	6/14/2028	638
Integrity Marketing Acquisition, LLC (17)	Revolver	8/28/2028	1,409	8/28/2028	1,409
Iris Buyer, LLC (5)	Revolver	10/2/2030	1,514	10/2/2030	1,514
Iris Buyer, LLC (7)	Delayed Draw Term Loan	8/4/2026	703	10/2/2030	705
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	3,519	6/7/2030	3,519
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	610	—	—
Java Buyer, Inc. (5)	Delayed Draw Term Loan	2/6/2028	1,734	—	—
Java Buyer, Inc. (5)	Revolver	2/6/2028	764	—	—
Jordan Bidco, Ltd. (11)	Delayed Draw Term Loan	2/28/2027	3,503	8/31/2028	3,568
JTM Foods LLC (5)	Revolver	5/14/2029	20	5/14/2029	60
Just Right HVAC, LLC (5)	Revolver	2/13/2029	280	—	—
Just Right HVAC, LLC (7)	Delayed Draw Term Loan	2/13/2028	614	—	—
King Mid LLC (5)	Revolver	4/23/2031	1,400	4/23/2031	1,400
King Mid LLC (6)	Delayed Draw Term Loan	4/23/2027	2,478	4/23/2031	3,080
King Mid LLC (7)	Delayed Draw Term Loan	1/30/2028	2,500	—	—
Klick Inc. (5)	Revolver	11/5/2032	2,198	11/5/2032	2,198
Klick Inc. (7)	Delayed Draw Term Loan	11/5/2027	2,198	11/5/2032	2,198
Landscape Workshop, LLC (5)	Revolver	5/16/2031	2,270	5/16/2031	1,894
Landscape Workshop, LLC (7)	Delayed Draw Term Loan	5/16/2027	1,490	5/16/2032	2,551
Lash Opco LLC (5)	Revolver	9/18/2027	375	9/18/2027	375
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	—	10/25/2027	153
Lightspeed Buyer, Inc. (17)	Delayed Draw Term Loan	2/6/2028	1,402	—	—
Lightspeed Buyer, Inc. (5)	Revolver	—	—	2/3/2027	1,100
Lightspeed Buyer, Inc. (5)	Revolver	2/6/2032	467	—	—
Lion Cashmere Bidco Limited (15)	Delayed Draw Term Loan	—	—	3/23/2028	3,240
Mario Purchaser, LLC (5)	Revolver	4/26/2029	7	4/26/2028	91
Marlin DTC-LS Midco 2, LLC (5)	Revolver	7/1/2026	143	7/1/2026	143
MB2 Dental (5)	Revolver	2/13/2031	410	2/13/2031	350
MB2 Dental (7)	Delayed Draw Term Loan	3/11/2027	865	—	—
Medical Review Institute of America (5)	Revolver	7/1/2030	640	7/1/2030	736
Medicus IT (5)	Revolver	6/30/2032	963	6/30/2032	1,018
Medicus IT (5)	Revolver	6/30/2032	464	6/30/2032	490
Medicus IT (7)	Delayed Draw Term Loan	7/9/2026	2,800	6/30/2032	2,800
Medicus IT (7)	Delayed Draw Term Loan	6/30/2027	157	6/30/2032	157
MeriCal, LLC (5)	Revolver	5/1/2026	195	1/23/2026	195
MHS Acquisition Holdings, LLC	Delayed Draw Term Loan	—	—	7/21/2027	1
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	90	7/21/2027	90
Minuteman Security Technologies, Inc. (5)	Revolver	2/2/2029	1,000	2/2/2029	1,000
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	10/17/2027	2,650	2/2/2029	2,650
Miracle Mile Holdings, LLC (5)	Revolver	11/1/2028	70	11/1/2028	70
Miracle Mile Holdings, LLC (7)	Delayed Draw Term Loan	2/28/2027	2,877	11/1/2028	5,027
MRI Software LLC (5)	Revolver	2/10/2028	1,159	2/10/2028	1,236
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	960	6/15/2027	960
Net Health Acquisition Corp. (5)	Revolver	7/5/2031	1,705	7/5/2031	1,705
New Era Technology, Inc. (5)	Revolver	6/30/2030	514	6/30/2030	357
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC	Delayed Draw Term Loan	—	—	8/2/2026	458
NRG Controls (7)	Delayed Draw Term Loan	10/28/2030	—	10/28/2030	800
NRG Controls (5)	Revolver	10/28/2030	450	10/28/2030	450
NRG Controls (7)	Delayed Draw Term Loan	4/6/2026	238	—	—
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2028	351	7/6/2028	351
Omega Systems Intermediate Holdings, Inc. (5)	Delayed Draw Term Loan	1/15/2027	821	1/15/2031	821
Omega Systems Intermediate Holdings, Inc. (5)	Revolver	1/15/2031	347	1/15/2031	347
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	—	—	1/31/2026	225

Omni Ophthalmic Management Consultants, LLC (5)	Revolver	—	—	1/31/2026	300
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	263	12/19/2029	263
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	525	12/19/2029	525
Ontario Systems, LLC	Revolver	9/1/2028	500	3/2/2027	—
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	500	8/10/2027	500
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	4/29/2026	578	4/29/2030	578
Patriot Acquisition Topco S.A.R.L	Delayed Draw Term Loan	—	—	1/29/2028	13
Patriot Acquisition Topco S.A.R.L (7)	Revolver	1/29/2028	1,770	1/29/2026	1,643
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
PCS Retirement (5)	Revolver	3/1/2030	700	3/1/2030	700
PCS Retirement (7)	Delayed Draw Term Loan	3/25/2028	717	3/1/2030	798
Pi Buyer, LLC (5)	Revolver	8/29/2032	500	8/29/2032	500
Pi Buyer, LLC (7)	Delayed Draw Term Loan	8/29/2027	1,015	8/29/2032	1,450
Pipe Bidco GMBH (7)	Delayed Draw Term Loan	1/13/2030	3,849	—	—
Pitch MidCo B.V. (5)	Delayed Draw Term Loan	4/26/2028	1,156	4/26/2031	1,175
Plasma Buyer LLC (PathGroup) (12)	Delayed Draw Term Loan	3/31/2027	388	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	4	5/12/2029	4
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	142	8/31/2029	199
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	2,361	8/5/2027	2,125
Quorum Health Resources (5)	Revolver	5/26/2027	597	5/26/2027	597
Receivable Solutions, Inc. (5)	Revolver	6/30/2026	90	4/1/2026	120
REP Behavioral Health, LLC (5)	Revolver	12/31/2030	1,136	12/31/2030	1,208
REP Behavioral Health, LLC (5)	Delayed Draw Term Loan	12/31/2030	2,081	12/31/2030	2,500
Right Networks, LLC (5)	Revolver	5/21/2029	570	5/21/2029	570
RN Enterprises, LLC (5)	Revolver	10/17/2031	1,019	10/17/2031	1,164
RN Enterprises, LLC (5)	Delayed Draw Term Loan	10/17/2031	1,549	10/17/2031	1,965
RWA Wealth Partners, LLC. (5)	Revolver	11/15/2030	1,360	11/15/2030	1,400
RWA Wealth Partners, LLC. (6)	Delayed Draw Term Loan	11/15/2030	3,778	11/15/2030	3,778
Safco Dental Supply, LLC (5)	Revolver	6/30/2028	258	3/31/2026	258
Saturn Borrower Inc (5)	Revolver	11/10/2028	1,343	11/10/2028	1,356
SC MidCo Oy (7)	Delayed Draw Term Loan	3/19/2032	—	3/19/2032	93
Security Risk Advisors Intl, LLC (5)	Revolver	9/30/2031	433	9/30/2031	433
Security Risk Advisors Intl, LLC (7)	Delayed Draw Term Loan	9/30/2027	650	9/30/2031	650
Seko Global Logistics Network, LLC (7)	Delayed Draw Term Loan	5/10/2027	61	11/27/2029	61
Seniorlink Incorporated (5)	Revolver	12/31/2029	458	12/31/2029	458
Seniorlink Incorporated (5)	Revolver	12/31/2029	1,038	12/31/2029	1,038
SIG Parent Holdings, LLC	Revolver	8/21/2031	350	—	—
SIG Parent Holdings, LLC (4)	Delayed Draw Term Loan	2/25/2028	6,750	—	—
Slickdeals Holdings, LLC (5)	Revolver	6/30/2030	731	6/30/2030	582
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Soltis (5)	Revolver	8/5/2030	500	8/5/2030	500
Soltis (7)	Delayed Draw Term Loan	8/5/2026	1,513	8/5/2030	1,513
Solvias AG (5)	Revolver	2/27/2032	3,271	2/27/2032	3,302
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	1,050
Staff Boom, LLC (5)	Revolver	9/19/2031	450	9/19/2031	450
Stepping Stones Healthcare Services, LLC (5)	Revolver	1/5/2033	1,887	—	—
Stepping Stones Healthcare Services, LLC (7)	Revolver	—	—	12/30/2026	755
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	—	—	12/30/2028	2,736
Strata Information Group, Inc. (5)	Revolver	12/31/2030	700	12/31/2030	700
Strata Information Group, Inc. (7)	Delayed Draw Term Loan	12/31/2030	882	12/31/2030	882
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	429	5/23/2028	660
Sun Acquirer Corp. (5)	Revolver	9/5/2027	1,812	9/5/2027	1,812
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	12/14/2026	3,690	7/8/2029	3,690
Teal Acquisition Co., Inc (5)	Revolver	9/22/2028	584	9/22/2028	876
Teal Acquisition Co., Inc (5)	Delayed Draw Term Loan	12/17/2026	885	9/22/2028	1,282
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	400	5/4/2029	400
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	9/4/2026	460	5/4/2029	460
The Hilb Group, LLC (5)	Revolver	10/31/2031	1,260	10/31/2031	1,451
The Hilb Group, LLC (5)	Delayed Draw Term Loan	10/31/2026	2,060	10/31/2031	2,368
Transportation Insight, LLC (5)	Revolver	—	—	6/18/2027	55
Transportation Insight, LLC (5)	Revolver	1/28/2029	316	3/31/2026	380
Tree Guardians Holdings LLC (5)	Revolver	1/26/2032	200	—	—
Tree Guardians Holdings LLC (7)	Delayed Draw Term Loan	1/26/2028	1,950	—	—
Trintech, Inc. (5)	Revolver	1/29/2033	726	—	—
Trintech, Inc. (6)	Delayed Draw Term Loan	1/29/2028	968	—	—
UHY Advisors , Inc. (5)	Revolver	11/21/2031	587	11/21/2031	853
UHY Advisors , Inc. (6)	Delayed Draw Term Loan	11/21/2031	3,865	11/21/2031	4,029
Unifeye Vision Partners (5)	Revolver	9/13/2027	340	9/13/2027	1,020
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	720	11/8/2029	900
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	7/29/2027	2,450	11/8/2029	2,450
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	12/22/2028	698
Vensure Employer Services, Inc. (5)	Delayed Draw Term Loan	3/4/2028	4,371	—	—
WCT Group Holdings, LLC (5)	Delayed Draw Term Loan	8/25/2027	—	12/12/2029	43
WCT Group Holdings, LLC (17)	Revolver	12/12/2029	229	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	457	12/12/2029	457
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	229	12/12/2029	229

Winxnet Holdings LLC (5)	Revolver	12/31/2026	650	12/31/2026	650
Total			$220,447		$211,864

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2026 and December 31, 2025.
(3)
Investment pays 0.25% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(4)
Investment pays 0.38% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(5)
Investment pays 0.50% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(6)
Investment pays 0.75% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(7)
Investment pays 1.00% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(8)
Investment pays 1.20% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(9)
Investment pays 1.50% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(10)
Investment pays 1.75% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(11)
Investment pays 1.80% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(12)
Investment pays 2.00% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(13)
Investment pays 2.19% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(14)
Investment pays 2.25% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(15)
Investment pays 2.50% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(16)
Investment pays 5.00% fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.
(17)
Investment pays no fee on the unfunded portion of the delayed draw term loan and/or revolving credit facilities.

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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
February 12, 2026	March 31, 2026	April 15, 2026	Regular	$0.42
November 12, 2025	December 31, 2025	January 15, 2026	Regular	$0.42
August 13, 2025	September 30, 2025	October 15, 2025	Regular	$0.42
May 8, 2025	June 30, 2025	July 15, 2025	Regular	$0.42
February 12, 2025	August 29, 2025	September 15, 2025	Special	$0.05
February 12, 2025	May 30, 2025	June 13, 2025	Special	$0.05
February 12, 2025	March 31, 2025	April 15, 2025	Regular	$0.42
February 12, 2025	February 28, 2025	March 14, 2025	Special	$0.05
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09

At March 31, 2026 and December 31, 2025, Crescent, Sun Life and other related parties owned 8.90% and 8.85%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2026 and December 31, 2025, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$(15,513)	$3,904
Weighted average common shares outstanding	36,923,308	37,061,547
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$(0.42)	$0.11

Note 11. Income Taxes

The Company’s aggregate unrealized appreciation and depreciation on investments for federal income tax purposes was as follows (in thousands):

		As of March 31, 2026	As of December 31, 2025
Tax Cost(1)		$1,657,726	$1,636,409
Gross Unrealized Appreciation		$37,057	$45,347
Gross Unrealized Depreciation		(131,181)	(118,198)
	Net Unrealized Investment Appreciation (Depreciation)	$(94,124)	$(72,851)

(1)
Tax cost includes cash equivalents.

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended March 31,
	2026	2025
Income tax (benefit) provision	$-	$6
Excise tax (benefit) provision	552	495
Provision (benefit) for income and excise taxes	$552	$501

As of March 31, 2026 and December 31, 2025, $165 and $1,770, respectively, of accrued income and excise taxes remained payable.

As of March 31, 2026 and December 31, 2025, $235 and $190, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of March 31, 2026 and December 31, 2025, $235 and $190, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. For the three months ended March 31, 2026 and 2025, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the three months ended March 31,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$19.10	$19.98
Net investment income, net of taxes	0.42	0.45
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(0.84)	(0.34)
Net increase (decrease) in net assets resulting from operations	(0.42)	0.11
Distributions declared from net investment income(2)	(0.42)	(0.47)
Effects of rounding	0.01	—
Total increase (decrease) in net assets	(0.83)	(0.36)
Net asset value, end of period	$18.27	$19.62
Shares outstanding, end of period	36,897,356	36,969,285
Market value, end of period	$12.15	$17.12
Weighted average shares outstanding	36,923,308	37,061,547
Total return based on market value (3)	-10.53%	-8.49%
Total return based on net asset value (4)	-2.15%	0.55%
Ratio/Supplemental Data:
Net assets, end of period	$674,028	$727,122
Ratio of total net expenses to average net assets(5)(6)	13.18%	14.10%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	4.17%	4.08%
Ratio of net investment income before taxes to average net assets (6)	9.43%	9.46%
Ratio of interest and credit facility expenses to average net assets (6)	8.07%	8.09%
Ratio of net incentive fees to average net assets (6)	0.93%	1.93%
Portfolio turnover (7)	5.84%	4.82%
Asset coverage ratio	173%	179%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in GACP II LP, WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 14.01% and 14.21% for the three months ended March 31, 2026 and 2025, respectively, on an annualized basis.

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

For the three months ended March 31, 2026, the Company repurchased 71,929 shares totaling $1,000 at weighted average price of $13.90 per share. There were no share repurchases for the three months ended March 31, 2025.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026.

On May 7, 2026, the Company's Board of Directors declared a regular second quarter cash dividend of $0.34 per share, payable on July 15, 2026 to stockholders of record as of June 30, 2026. The Board also declared three special dividends of $0.03 per share, payable on June 15, September 15, and December 15, 2026 to stockholders of record as of May 31, August 31, and November 30, 2026, respectively.

On May 7, 2026, the Company's Board of Directors approved, and the Company entered into, an amended and restated investment management agreement (the "Amended and Restated IMA") with the Company's investment adviser. The Amended and Restated IMA amends and restates the prior investment management agreement in its entirety to (i) reduce the incentive fee on income from 17.5% to 15.0% of ordinary income that exceeds the applicable hurdle rate and catch-up, (ii) adjust the catch-up amount such that the incentive fee equals 15.0% of ordinary income above the hurdle rate, (iii) reduce the incentive fee cap from 17.5% to 15.0%, (iv) reduce the incentive fee on capital gains from 17.5% to 15.0%, and (v) reduce the base management fee rate from 1.25% to 1.00%. Each of these changes is effective as of April 1, 2026.

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

The Investment Adviser

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Adviser has entered into a resource sharing agreement with Crescent Capital Group LP (“Crescent”), pursuant to which Crescent provides the Adviser with experienced investment professionals (including the members of the Adviser’s investment committee) and access to Crescent’s resources so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the resource sharing agreement, the Adviser intends to capitalize on the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Crescent’s investment professionals. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent and on March 30, 2026, Sun Life acquired the remaining equity interest of Crescent (the “Sun Life Transaction”). There were no changes to our investment objective, strategies and process or to the Crescent team responsible for the investment operations as a result of the Sun Life Transaction.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$377.0	24.2%	$350.8	22.4%
Unitranche First Lien	1,044.0	66.7	1,047.8	66.7
Unitranche First Lien - Last Out	18.8	1.2	26.2	1.7
Senior Secured Second Lien	3.7	0.2	12.2	0.8
Unsecured Debt	18.1	1.2	19.0	1.2
Equity & Other	69.6	4.5	77.2	4.9
LLC/LP Equity Interests	31.3	2.0	36.2	2.3
Total investments	$1,562.5	100.0%	$1,569.4	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended
	March 31, 2026	March 31, 2025
New investments at cost:
Senior Secured First Lien	$49.8	$32.6
Unitranche First Lien	61.3	60.7
Unitranche First Lien - Last Out	—	9.7
Senior Secured Second Lien	—	—
Unsecured Debt	1.2	—
Equity & Other	2.6	1.7
LLC/LP Equity Interests	—	—
Total	$114.9	$104.7
Proceeds from investments sold or repaid:
Senior Secured First Lien	$19.9	$9.2
Unitranche First Lien	55.2	50.8
Unitranche First Lien - Last Out	0.3	—
Senior Secured Second Lien	8.6	16.3
Unsecured Debt	8.8	—
Equity & Other	—	—
LLC/LP Equity Interests	0.3	1.7
Total	$93.1	$78.0
Net increase (decrease) in portfolio	$21.8	$26.7

The following table presents certain selected information regarding our investment portfolio:

	As of March 31, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	9.8%	10.0%
Percentage of debt bearing a floating rate (at fair value)	99.2%	98.0%
Percentage of debt bearing a fixed rate (at fair value)	0.8%	2.0%
Number of portfolio companies	192	184
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of March 31, 2026				As of December 31, 2025
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,423.9	94.3%	$1,409.7	96.4%	$1,435.9	95.9%	$1,427.2	98.0%
Non-Accrual	86.8	5.7%	51.9	3.6%	61.8	4.1%	28.8	2.0%
Total	$1,510.7	100.0%	$1,461.6	100.0%	$1,497.7	100.0%	$1,456.0	100.0%

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

As of March 31, 2026, we had investments in thirteen portfolio companies on non-accrual status, which represented 5.7% and 3.6% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had investments in eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of March 31, 2026 and December 31, 2025.

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

($ in millions)	As of March 31, 2026		As of December 31, 2025
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	65.2	4.1%	67.9	4.3%
2	1,274.3	81.6	1,290.2	82.2
3	154.6	9.9	165.5	10.5
4	61.1	3.9	33.8	2.2
5	7.3	0.5	12.0	0.8
Total	1,562.5	100.0%	1,569.4	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended March 31,
	2026	2025
Total investment income	$37.9	$42.1
Total net expenses, including taxes	22.4	25.5
Net investment income	$15.5	$16.6
Net realized gain (loss) on investments and forward contracts	(11.6)	(6.5)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(19.4)	(6.2)
Net realized and unrealized gains (losses)	$(31.0)	$(12.7)
Net increase (decrease) in net assets resulting from operations	$(15.5)	$3.9

Investment Income

(in $ millions)	For the three months ended March 31,
	2026	2025
Interest from investments	$34.5	$39.7
Dividend income	3.0	1.5
Other income	0.4	0.9
Total investment income	$37.9	$42.1

Interest income, which includes amortization of upfront fees, decreased from $39.7 million for the three months ended March 31, 2025, to $34.5 million for the three months ended March 31, 2026, primarily due to a decline in benchmark rates and restructurings of certain debt investments. Included in interest from investments for the three months ended March 31, 2026 and 2025 are $0.6 million and $0.8 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $1.5 million for the three months ended March 31, 2025 to $3.0 million for the three months ended March 31, 2026 due to higher dividend income from our investment in First Eagle Logan JV, LLC. For the three months ended March 31, 2026 and 2025, we recorded $0.4 million and $0.9 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended March 31,
	2026	2025
Interest and other debt financing costs	$13.7	$14.6
Management fees, net of waiver	4.9	5.0
Income based incentive fees, net of waiver	1.6	3.5
Professional fees	0.5	0.7
Directors’ fees	0.2	0.2
Other general and administrative expenses	0.9	1.0
Total net expenses	$21.8	$25.0
Provision for income and excise taxes	0.6	0.5
Total	$22.4	$25.5

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended March 31, 2026 and 2025 interest and other debt financing costs were $13.7 million and $14.6 million, respectively. The decrease in interest and other debt financing costs was due to lower weighted average cost of debt related to a decline in benchmark rates.

Base Management Fees

For the three months ended March 31, 2026 and 2025, we incurred management fees, net of waivers, of $4.9 and $5.0 million, respectively.

Incentive Fees

For the three months ended March 31, 2026 and 2025, we incurred income based incentive fees, net of waivers, of $1.6 million and $3.5 million, respectively. The decrease in net incentive fees was driven by the impact of the fee waiver applied to the income incentive fees for the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, professional fees were $0.5 million and $0.7 million, respectively.

For the three months ended March 31, 2026 and 2025, other general and administrative expenses were $0.9 million and $1.0 million, respectively.

Income and Excise Taxes

For the three months ended March 31, 2026 and 2025, we expensed income and excise taxes of $0.6 million and $0.5 million, respectively.

Net Investment Income

For the three months ended March 31, 2026 and 2025, net investment income was $15.5 million or $0.42 per share and $16.6 million or $0.45 per share, respectively. The decrease in the per share net investment income was due to lower investment income earned.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended March 31,
	2026	2025
Realized losses on non-controlled and non-affiliated investments	$(11.1)	$(3.0)
Realized gains on non-controlled and non-affiliated investments	0.6	—
Realized losses on non-controlled and affiliated investments	$—	—
Realized gains on non-controlled and affiliated investments	1.6	—
Realized losses on controlled investments	(3.4)	(3.8)
Realized gains on controlled investments	—	—
Realized losses on foreign currency forwards	—	—
Realized gains on foreign currency forwards	—	—
Realized losses on foreign currency transactions	—	—
Realized gains on foreign currency transactions	0.7	0.4
Net realized gains (losses) on investments	$(11.6)	$(6.4)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(33.5)	$(18.8)
Change in unrealized appreciation on non-controlled and non-affiliated investments	21.2	11.8
Change in unrealized depreciation on foreign currency translation	—	(3.1)
Change in unrealized appreciation on foreign currency translation	0.1	—
Change in unrealized depreciation on non-controlled and affiliated investments	(3.2)	(1.5)
Change in unrealized appreciation on non-controlled and affiliated investments	0.1	1.8
Change in unrealized depreciation on controlled and affiliated investments	(8.4)	(0.4)
Change in unrealized appreciation on controlled and affiliated investments	4.4	4.8
Change in unrealized depreciation on foreign currency forwards	(0.1)	(0.9)
Change in unrealized appreciation on foreign currency forwards	—	—
Net unrealized appreciation (depreciation) on investments	$(19.4)	$(6.3)
Net realized and unrealized gains (losses) on investments	$(31.0)	$(12.7)

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

During the three months ended March 31, 2026 and 2025, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $74.6 million and $64.8 million, respectively.

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

As of March 31, 2026, we had $26.6 million in cash and cash equivalents and restricted cash and cash equivalents and $206.2 million of undrawn capacity on the unfunded unsecured notes, our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of March 31, 2026, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of March 31, 2026, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of March 31, 2026. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	March 31, 2026				December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$400.0	$362.8	$37.2	$359.8	$400.0	$329.6	$70.4	$326.4
SMBC Corporate Revolving Facility	310.0	141.0	169.0	139.5	310.0	138.4	171.6	136.7
Series 2021A Unsecured Notes	—	—	—	—	135.0	135.0	—	135.0
FCRX Unsecured Notes	111.6	111.6	—	111.6	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	50.0	50.0	—	50.0	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	35.0	—	34.8	35.0	35.0	—	34.8
Series 2024A Unsecured Notes - 2030	80.0	80.0	—	79.4	80.0	80.0	—	79.4
Series 2025A Unsecured Notes - 2029	67.5	67.5	—	66.2	—	—	—	—
Series 2025A Unsecured Notes - 2031	67.5	67.5	—	65.8	—	—	—	—
Total Debt	$1,121.6	$915.4	$206.2	$907.1	$1,121.6	$879.6	$242.0	$873.9

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
Amount presented includes netting of deferred financing costs.
(3)
Carrying value includes the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivatives, to the consolidated financial statements.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was 6.04% and 6.49%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025 was $907.7 million and $902.4 million, respectively. As of March 31, 2026 and December 31, 2025, the weighted average cost of debt was 6.09% and 5.83%, respectively.

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

Series 2021A Unsecured Notes

On February 17, 2021, we completed a private offering of $135.0 million aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “Series 2021A Unsecured Notes”). The initial issuance of $50.0 million of Series 2021A Unsecured Notes closed February 17, 2021. The issuance of the remaining $85.0 million of 2026 Unsecured Notes closed on May 5, 2021. The Series 2021A Unsecured Notes matured and were repaid on February 17, 2026.

FCRX Unsecured Notes

On March 9, 2023, in connection with the FCRD Acquisitions, we assumed $111.6 million of unsecured notes ("FCRX Unsecured Notes"). The FCRX Unsecured Notes mature on May 25, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The FCRX Unsecured Notes bear interest at a rate of 5.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year. The FCRX Unsecured Notes trade on the New York Stock Exchange under the trading symbol “FCRX”.

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

Series 2024A Unsecured Notes - 2028 and 2030

On February 18, 2025, we issued $115.0 million aggregate principal amount of two tranches of senior unsecured notes: (a) $35.0 million 6.77% notes due February 18, 2028 ("Series 2024A Unsecured Notes - 2028") and (b) $80.0 million 6.90% notes due February 18, 2030 ("Series 2024A Unsecured Notes – 2030") . Interest on both unsecured notes is payable semiannually, on the 18th day of February and August in each year, commencing with August 18, 2025. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

Series 2025A Unsecured Notes - 2029 and 2031

On February 13, 2026, we issued $135.0 million aggregate principal amount of two tranches of senior unsecured notes: (a) $67.5 million 5.87% notes due February 13, 2029 ("Series 2025A Unsecured Notes - 2029") and (b) $67.5 million 6.20% notes due February 13, 2031 ("Series 2025A Unsecured Notes – 2031"). Interest on both unsecured notes is payable semiannually, on the 13th day of February and August in each year, commencing with August 13, 2026. Both tranches may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

In connection with the issuance of the Series 2025A Unsecured Notes - 2029 and 2031, we entered into an interest rate swap to swap from a fixed rate of interest to a floating rate of interest. With respect to the Series 2025A Unsecured Notes - 2029, the notional amount of the interest rate swap is $67.5 million, pursuant to which we receive fixed rate interest at 5.87% and pay floating rate interest based on three month term SOFR plus 2.5325%. Such interest rate swap matures on February 13, 2029. With respect to the Series 2025A Unsecured Notes - 2031, the notional amount of the interest rate swap is $67.5 million, pursuant to which we receive a fixed rate interest at 6.20% and pay floating rate interest based on three month term SOFR plus 2.8050%. Such interest rate swap matures on February 13, 2031.

The summary of costs incurred in connection with our credit facilities and unsecured debt is presented below:

($ in millions)	For the three months ended March 31,
	2026	2025
Borrowing interest expense(1)	$12.9	$13.7
Unused facility fees	0.2	0.3
Amortization of financing costs	0.6	0.6
Total interest and credit facility expenses	$13.7	$14.6
Weighted average outstanding balance	$907.7	$902.4

(1) For the three months ended March 31, 2026, includes $0.023 and $0.001 million of the impact related to the interest rate swaps and hedged items Series 2025A Unsecured Notes - 2029 and 2031, respectively. There were no interest rate swaps outstanding for the comparative period.

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

As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 173% and 179%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $220.4 million and $211.9 million, respectively.

RECENT DEVELOPMENTS

On May 7, 2026, our Board of Directors declared a regular second quarter cash dividend of $0.34 per share, payable on July 15, 2026 to stockholders of record as of June 30, 2026. The Board also declared three special dividends of $0.03 per share, payable on June 15, September 15, and December 15, 2026 to stockholders of record as of May 31, August 31, and November 30, 2026, respectively.

On May 7, 2026, the Company's Board of Directors approved, and the Company entered into, an amended and restated investment management agreement (the "Amended and Restated IMA") with the Company's investment adviser. The Amended and Restated IMA amends and restates the prior investment management agreement in its entirety to (i) reduce the incentive fee on income from 17.5% to 15.0% of ordinary income that exceeds the applicable hurdle rate and catch-up, (ii) adjust the catch-up amount such that the incentive fee equals 15.0% of ordinary income above the hurdle rate, (iii) reduce the incentive fee cap from 17.5% to 15.0%, (iv) reduce the incentive fee on capital gains from 17.5% to 15.0%, and (v) reduce the base management fee rate from 1.25% to 1.00%. Each of these changes is effective as of April 1, 2026.

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

As of March 31, 2026, 99.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility, SMBC Corporate Revolving Facility and Series 2025A Unsecured Notes - 2029 and 2031 (synthetically via an interest rate swap) also bear interest at variable rates .

Assuming that our Consolidated Statement of Assets and Liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.3	6.4	7.9
Up 75 basis points	10.7	4.8	5.9
Up 50 basis points	7.2	3.2	4.0
Up 25 basis points	3.6	1.6	2.0
Down 25 basis points	(3.6)	(1.6)	(2.0)
Down 50 basis points	(7.2)	(3.2)	(4.0)
Down 75 basis points	(10.7)	(4.8)	(5.9)
Down 100 basis points	(14.3)	(6.4)	(7.9)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2026, we had £16.9 million, CHF 18.7 million, AUD $44.8, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £16.9 million, CHF 19.1 million, AUD $44.1, and SEK 11.6 at par.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risk factors facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

For the three months ended March 31, 2026, the Company repurchased 71,929 shares totaling $1.0 million at a weighted average price of $13.90 per share. There were no share repurchases for the three months ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

10.1	Amended and Restated Investment Advisory Agreement (filed herewith),

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Capital BDC, Inc.

Date: May 13, 2026	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: May 13, 2026	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer