Form 10-Q
period 2026-06-30
Crescent Capital BDC, Inc.
filed 2026-08-10
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 10, 2026 was 36,845,952

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

The following factors and factors listed under “Risk Factors” in this report and other documents Crescent Capital BDC, Inc. has filed with the Securities and Exchange Commission, or SEC, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,523,372 and $1,504,658, respectively)	$1,485,083	$1,479,473
Non-controlled affiliated investments (cost of $30,445 and $26,826, respectively)	31,053	29,594
Controlled investments (cost of $71,244 and $71,985, respectively)	54,532	60,351
Cash and cash equivalents	15,604	5,043
Restricted cash and cash equivalents	20,137	26,454
Interest and dividend receivable	8,214	9,333
Receivable from unsettled transactions	716	8,019
Unrealized appreciation on foreign currency forward contracts	1,255	2,135
Deferred tax assets	229	190
Other assets	2,064	1,543
Total assets	$1,618,887	$1,622,135

Liabilities
Debt (net of deferred financing costs of $9,527 and $5,841, respectively)	$922,945	$873,761
Distributions payable	12,528	15,527
Interest and other debt financing costs payable	12,397	12,370
Management fees payable	3,972	5,037
Incentive fees payable	2,279	3,468
Unrealized depreciation on foreign currency forward contracts	1,756	2,134
Unrealized depreciation on interest rate swaps	3,040	—
Deferred tax liabilities	229	190
Accrued expenses and other liabilities	3,290	3,610
Total liabilities	962,436	916,097

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,845,952 and 36,969,285 shares issued and outstanding, respectively)	37	37
Paid-in capital in excess of par value	955,363	957,030
Accumulated earnings (loss)	(298,949)	(251,029)
Total net assets	656,451	706,038
Total liabilities and net assets	$1,618,887	$1,622,135
Net asset value per share	$17.82	$19.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$32,540	$36,178	$64,744	$73,156
Paid-in-kind interest	1,631	2,595	3,115	4,088
Dividend income	183	172	944	172
Other income	387	1,048	767	1,918
From non-controlled affiliated investments:
Interest income	79	642	624	1,500
Paid-in-kind interest	250	542	413	806
Dividend income	—	—	—	258
Other income	45	—	45	—
From controlled investments:
Interest income	96	210	271	415
Paid-in-kind interest	72		72	—
Dividend income	1,040	1,600	3,240	2,800
Other income	—	5	—	8
Total investment income	36,323	42,992	74,235	85,121

Expenses:
Interest and other debt financing costs	14,863	15,151	28,605	29,787
Management fees	3,977	5,089	8,899	10,127
Income based incentive fees	2,307	3,579	5,295	7,098
Professional fees	603	898	1,160	1,633
Directors’ fees	163	163	332	327
Other general and administrative expenses	840	861	1,749	1,828
Total expenses	22,753	25,741	46,040	50,800
Management fees waiver	(5)	(13)	(12)	(33)
Income based incentive fees waiver	(29)	(23)	(1,441)	(55)
Net expenses	22,719	25,705	44,587	50,712
Net investment income before taxes	13,604	17,287	29,648	34,409
Provision for income and excise taxes	506	400	1,058	901
Net investment income	13,098	16,887	28,590	33,508
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(10,444)	(2,445)	(20,930)	(5,505)
Non-controlled affiliated investments	—	—	1,598	-
Controlled investments	(7,482)	—	(10,909)	(3,800)
Foreign currency transactions	71	(456)	783	(99)
Foreign currency forward contracts	203	—	203	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(4,961)	4,236	(17,170)	(5,923)
Non-controlled affiliated investments	986	(744)	(2,160)	(411)
Controlled investments	5,909	2,655	1,937	7,124
Foreign currency forward contracts	(427)	(5,120)	(502)	(5,977)
Net realized and unrealized gains (losses) on investments	(16,145)	(1,874)	(47,150)	(14,591)
Benefit (provision) for taxes on realized gain on investments	(200)	—	(200)	—
Net increase (decrease) in net assets resulting from operations	$(3,247)	$15,013	$(18,760)	$18,917

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$(0.09)	$0.41	$(0.51)	$0.51
Weighted average shares outstanding (basic and diluted):	36,854,446	37,061,547	36,888,816	37,061,547

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2026	36,897,356	$37	$956,030	$(282,039)	$674,028
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	13,098	13,098
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(17,652)	(17,652)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	1,507	1,507
Benefit (provision) for taxes on realized gain on investments	-	-	-	(200)	(200)
Repurchases of common stock	(51,404)	(0)	(667)	—	(667)
Distributions from distributable earnings	-	-	-	(13,663)	(13,663)
Total increase (decrease) for the three months ended June 30, 2026	(51,404)	$(0)	$(667)	$(16,910)	$(17,577)
Balance at June 30, 2026	36,845,952	$37	$955,363	$(298,949)	$656,451

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	36,969,285	$37	$957,030	$(251,029)	$706,038
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	28,590	28,590
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(29,255)	(29,255)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(17,895)	(17,895)
Benefit (provision) for taxes on realized gain on investments	—	—	—	(200)	(200)
Repurchases of common stock	(123,333)	(0)	(1,667)	—	(1,667)
Distributions from distributable earnings	—	—	—	(29,160)	(29,160)
Total increase (decrease) for the six months ended June 30, 2026	(123,333)	$(0)	$(1,667)	$(47,920)	$(49,587)
Balance at June 30, 2026	36,845,952	$37	$955,363	$(298,949)	$656,451

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	37,061,547	$37	$959,098	$(232,013)	$727,122
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,887	16,887
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(2,901)	(2,901)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	1,027	1,027
Distributions from distributable earnings	—	—	—	(17,419)	(17,419)
Total increase (decrease) for the three months ended June 30, 2025	—	$—	$—	$(2,406)	$(2,406)
Balance at June 30, 2025	37,061,547	$37	$959,098	$(234,419)	$724,716

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	33,508	33,508
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	—	—	—	(9,404)	(9,404)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	—	—	—	(5,187)	(5,187)
Repurchases of common stock		—		—	—
Distributions from distributable earnings	—	—	—	(34,838)	(34,838)
Total increase (decrease) for the six months ended June 30, 2025	—	$—	$—	$(15,921)	$(15,921)
Balance at June 30, 2025	37,061,547	$37	$959,098	$(234,419)	$724,716

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(18,760)	$18,917
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(171,852)	(162,181)
Paid-in-kind interest income	(3,580)	(5,280)
Proceeds from sales of investments and principal repayments	129,157	170,684
Net realized (gain) loss on investments and foreign currency transactions	28,939	8,898
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	17,393	(790)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	502	5,977
Amortization of premium and accretion of discount, net	(2,395)	(4,157)
Amortization of deferred financing costs	1,293	2,224
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	7,303	(13,199)
(Increase) decrease in interest and dividend receivable	1,119	1,078
(Increase) decrease in deferred tax asset	(39)	523
(Increase) decrease in other assets	(521)	(1,390)
Increase (decrease) in management fees payable	(1,065)	9
Increase (decrease) in incentive fees payable	(1,189)	(748)
Increase (decrease) in interest and other debt financing costs payable	27	2,071
Increase (decrease) in deferred tax liability	39	(523)
Increase (decrease) in accrued expenses and other liabilities	(320)	(805)
Net cash provided by (used for) operating activities	$(13,949)	$21,308

Cash flows from financing activities:
Issuance of unsecured debt	185,000	115,000
Repayment of unsecured debt	(296,600)	—
Repurchases of common stock	(1,667)	—
Deferred financing and debt issuance costs paid	(4,979)	(1,065)
Distributions paid	(32,159)	(34,838)
Borrowings on credit facilities	437,927	211,367
Repayments on credit facilities	(269,385)	(325,041)
Net cash provided by (used for) financing activities	18,137	(34,577)
Effect of exchange rate changes on cash denominated in foreign currency	56	(13)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents and foreign currency	4,244	(13,282)
Cash, cash equivalents, restricted cash and cash equivalents and foreign currency, beginning of period	31,497	39,422
Cash, cash equivalents, restricted cash and cash equivalents and foreign currency, end of period(1)	$35,741	$26,140

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$27,204	$29,189
Cash paid during the period for taxes	$2,018	$1,708
Accrued but unpaid distributions	$12,528	$15,566

(1)
As of June 30, 2026, the balance included cash and cash equivalents of $15,604 (including cash denominated in foreign currency of $3,982) and restricted cash and cash equivalents of $20,137 (including cash denominated in foreign currency of $416). As of June 30, 2025, the balance included cash and cash equivalents of $9,739 (including cash denominated in foreign currency of $1,428) and restricted cash and cash equivalents of $16,401 (including cash denominated in foreign currency of $538).

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Revolver			05/2028	—	$(2)	0.0%	$—
Auveco Holdings	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.07%	05/2028	3,888	3,859	0.6	3,888
Continental Battery Company (9)	Unitranche First Lien Term Loan			07/2028	8,894	7,469	0.7	4,358
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			07/2028	3,247	2,765	0.2	1,591
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.14%	09/2028	12,455	12,366	1.9	12,331
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.14%	09/2028	8,810	8,754	1.3	8,721
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(11)	0.0	(18)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.14%	09/2028	2,388	2,369	0.4	2,362
					39,682	$37,569	5.1%	$33,233
Capital Goods
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	—	(10)	0.0	-
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.15%	12/2030	333	332	0.1	336
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	—	(4)	0.0	-
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.23%	12/2030	3,139	3,114	0.5	3,170

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (425 PIK), 100 Floor	9.88%	07/2029	3,395	$3,368	0.6%	$2,987
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 600 (425 PIK), 100 Floor	9.88%	07/2029	154	149	0.0	93
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (425 PIK), 100 Floor	9.88%	07/2029	80	79	0.0	70
TSX Fiber	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.91%	05/2030	71	71	0.0	71
TSX Fiber	Senior Secured First Lien Term Loan	S + 600 (400 PIK), 100 Floor	9.91%	11/2030	872	872	0.1	872
TSX Fiber (9)	Senior Secured First Lien Term Loan			05/2031	984	487	0.1	855
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	08/2027	1,953	1,946	0.3	1,901
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.17%	08/2027	873	870	0.1	850
Painters Supply & Equipment Company (5)	Unitranche First Lien Revolver	S + 550, 100 Floor	9.17%	08/2027	50	48	0.0	36
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.27%	04/2030	169	169	0.0	164
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.27%	04/2030	833	833	0.1	810
					12,906	$12,324	1.9%	$12,215
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Term Loan	S + 640, 100 Floor	10.09%	05/2027	3,421	$3,410	0.5%	$3,421
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625, 100 Floor	9.94%	05/2027	124	124	0.0	124
American Refrigeration	Senior Secured First Lien Term Loan	S + 640, 100 Floor	10.09%	05/2027	196	196	0.0	196
American Refrigeration	Senior Secured First Lien Term Loan	S + 625, 100 Floor	9.91%	05/2027	350	350	0.1	350
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.49%	10/2026	2,976	2,965	0.4	2,840
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(3)	0.0	(38)
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	—	(31)	0.0	—
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	—	(9)	0.0	—
BV MRP Buyer, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	01/2032	8,080	8,002	1.2	8,080

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Conservice Midco LLC (4)(5)	Unitranche First Lien Revolver			02/2033	—	$(6)	0.0%	$(3)
Conservice Midco LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.23%	02/2033	9,648	9,603	1.5	9,624
Career Certified, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	02/2031	297	296	0.0	297
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(2)	0.0	—
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	02/2031	2,178	2,165	0.3	2,178
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.40%	06/2031	1,757	1,754	0.3	1,752
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.40%	06/2030	321	315	0.0	319
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.40%	06/2031	4,737	4,711	0.7	4,723
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.40%	06/2031	1,042	1,043	0.2	1,037
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	11/2030	1,096	1,091	0.2	1,096
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.73%	11/2030	331	323	0.1	331
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	11/2030	2,512	2,488	0.4	2,512
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.89%	05/2029	12,548	12,481	1.9	12,444
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	8.89%	05/2029	153	141	0.0	136
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.89%	05/2029	7,205	7,205	1.1	7,145
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.89%	05/2029	3,864	3,844	0.6	3,819
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.66%	08/2029	1,052	1,045	0.1	941
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 600, 100 Floor	9.73%	08/2029	600	589	0.1	521
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600, 100 Floor	9.67%	08/2029	2,820	2,780	0.4	2,524
Halo Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.64%	02/2029	243	236	0.0	247
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.64%	02/2029	3,435	3,385	0.5	3,459

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hamsard 3778 Limited (4)(5)(10)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	$(15)	0.0%	$-
Hamsard 3778 Limited (10)	Unitranche First Lien - Last Out Term Loan	S + 550	9.23%	10/2031	7,132	9,074	1.4	9,461
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(4)	0.0	(4)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.48%	12/2028	12,698	12,611	1.9	12,667
HES Intermediate Holdings II, LLC (4)(5)	Unitranche First Lien Revolver			03/2033	-	(10)	0.0	(5)
HES Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	03/2033	6,915	6,848	1.0	6,885
HES Intermediate Holdings II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	03/2033	649	639	0.1	640
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.42%	01/2028	3,627	3,609	0.5	3,548
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.42%	01/2028	2,733	2,719	0.4	2,674
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2028	-	-	0.0	(16)
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2030	300	298	0.0	300
Infobase	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.60%	06/2028	10,210	10,130	1.6	10,210
Infobase (5)	Senior Secured First Lien Revolver	P + 550, 100 Floor	12.25%	06/2028	532	522	0.1	532
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.91%	10/2030	10,330	10,129	1.6	10,330
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 800 (600 PIK), 100 Floor	11.73%	10/2030	974	956	0.1	974
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2030	—	(23)	0.0	-
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.98%	10/2030	1,553	1,545	0.2	1,553
Java Buyer, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	12/2030	419	414	0.1	412
Java Buyer, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	-	(3)	0.0	(2)
Java Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	12/2030	4,571	4,548	0.7	4,557
Landscape Workshop, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.73%	05/2032	4,132	4,114	0.6	4,115
Landscape Workshop, LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(19)	0.0	(9)
Landscape Workshop, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	05/2032	12,876	12,763	2.0	12,824

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	481	$481	0.1%	$399
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	1,221	1,220	0.2	1,013
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600, 100 Floor	9.81%	07/2027	608	605	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.81%	07/2027	215	213	0.0	215
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600, 100 Floor	9.81%	07/2027	90	90	0.0	90
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.06%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650, 100 Floor	10.31%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	—	(10)	0.0	(14)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.08%	02/2029	1,045	1,037	0.2	1,039
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.08%	02/2029	4,230	4,178	0.7	4,208
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.08%	02/2029	1,904	1,892	0.3	1,894
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(12)	0.0	(5)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.08%	02/2029	2,613	2,613	0.4	2,599
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.08%	02/2029	2,499	2,499	0.5	2,486
NRG Controls	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.89%	10/2030	713	713	0.2	713
NRG Controls	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.89%	10/2030	399	399	0.2	399
NRG Controls	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.89%	10/2030	800	796	0.1	800
NRG Controls (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	6.25%	10/2030	225	221	0.0	225
NRG Controls	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.89%	10/2030	3,046	3,017	0.6	3,046
Paradigm Management Services (8)	Senior Secured Second Lien Term Loan	1000	10.00%	05/2032	11,096	11,042	1.7	11,040
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450, 100 Floor	11.25%	06/2027	290	289	0.0	290
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	11.75%	06/2027	160	160	0.0	160
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.01%	06/2027	2,032	2,028	0.2	2,032

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.83%	10/2031	630	$620	0.1%	$628
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.83%	10/2031	495	482	0.1	493
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.83%	10/2031	6,756	6,688	0.9	6,748
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.83%	10/2031	862	855	0.1	861
Schellman Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	04/2033	9,554	9,461	1.4	9,458
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2033	-	(4)	0.0	(9)
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Revolver			04/2033	-	(13)	0.0	(13)
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Term Loan			05/2030	1,480	1,327	0.2	1,239
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Revolver			11/2029	556	484	0.1	556
Seko Global Logistics Network, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 1050 (950 PIK), 100 Floor	11.50%	11/2029	47	47	0.0	47
Seko Global Logistics Network, LLC	Senior Secured First Lien Term Loan	S + 1050 (950 PIK), 100 Floor	14.17%	11/2029	114	114	0.0	114
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	11/2031	3,038	3,030	0.5	3,038
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.48%	11/2031	253	245	0.0	252
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	11/2031	4,516	4,492	0.6	4,517
Vensure Employer Services, Inc.	Unitranche First Lien Term Loan	S + 500, 50 Floor	8.67%	09/2031	1,695	1,696	0.3	1,696
Vensure Employer Services, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	-	(25)	0.0	-
					214,378	$214,384	32.7%	$214,661
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 650 (50 PIK), 100 Floor	10.31%	07/2028	4,673	$4,636	0.6%	$4,144
Bandon Fitness (Texas) Inc.	Unitranche First Lien Revolver	S + 650 (50 PIK), 100 Floor	10.32%	07/2028	402	400	0.1	357
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (50 PIK), 100 Floor	10.29%	07/2028	2,075	2,062	0.3	1,840
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.43%	11/2027	7,421	7,396	1.1	7,147
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.14%	11/2027	1,450	1,444	0.2	1,397
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.26%	11/2027	290	290	0.0	279

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.14%	10/2028	13,257	$13,236	2.0%	$13,257
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650, 100 Floor	10.14%	10/2028	1,197	1,195	0.2	1,197
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.39%	10/2028	3,259	3,216	0.5	3,223
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.13%	12/2029	4,136	4,093	0.6	4,053
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.13%	12/2029	1,389	1,382	0.2	1,361
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.13%	12/2029	1,380	1,366	0.2	1,352
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(6)	0.0	(14)
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.13%	12/2029	1,506	1,502	0.2	1,476
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.13%	12/2029	574	566	0.1	562
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.13%	12/2029	1,736	1,709	0.3	1,701
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.13%	12/2029	2,354	2,354	0.4	2,304
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (375 PIK), 75 Floor	10.83%	11/2029	3,477	3,476	0.5	3,292
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (375 PIK), 75 Floor	10.83%	11/2029	3,444	3,417	0.5	3,261
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650, 75 Floor	10.33%	11/2029	1,258	1,269	0.2	1,175
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (375 PIK), 75 Floor	10.83%	11/2029	8,192	8,104	1.2	7,756
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 525, 75 Floor	8.89%	06/2028	444	434	0.1	444
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	8.92%	06/2029	10,004	9,935	1.5	10,004
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unsecured Debt	1237.5 PIK	12.38%	06/2030	2,077	2,054	0.3	2,033
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	8.92%	06/2029	867	859	0.1	867
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	8.91%	06/2029	971	969	0.1	971
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	11.88%	08/2027	5,221	5,195	0.8	4,924
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	11.88%	08/2027	2,313	2,312	0.3	2,181
Just Right HVAC, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.48%	02/2029	357	356	0.1	357
Just Right HVAC, LLC (5)	Senior Secured First Lien Revolver	P + 475, 100 Floor	11.50%	02/2029	70	68	0.0	70
Just Right HVAC, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.60%	02/2029	1,895	1,883	0.3	1,895

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (200 PIK), 75 Floor	9.83%	04/2029	5,132	$5,114	0.7%	$4,822
Mario Purchaser, LLC (5)(10)	Unsecured Debt	S + 1100 (1460 PIK)	14.58%	04/2032	5,155	5,097	0.7	4,636
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 600 (200 PIK), 75 Floor	9.83%	04/2029	411	402	0.1	348
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 600 (200 PIK), 75 Floor	9.83%	04/2029	9,637	9,543	1.4	9,056
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (200 PIK), 100 Floor	9.83%	04/2029	474	468	0.1	445
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			05/2027	—	(0.0)	0.0	(3)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.24%	05/2027	2,816	2,816	0.4	2,741
PPV Intermediate Holdings LLC (Vetcor) (5)	Unitranche First Lien Revolver	S + 575, 75 Floor	9.42%	08/2029	80	78	0.0	71
PPV Intermediate Holdings LLC (Vetcor)	Unitranche First Lien Term Loan	S + 575, 75 Floor	9.42%	08/2029	3,452	3,438	0.5	3,322
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,504	1,488	0.2	1,456
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 PIK	14.75%	08/2030	372	354	0.1	358
Stepping Stones Healthcare Services, LLC (4)(5)	Unitranche First Lien Revolver			01/2033	—	(15)	0.0	(8)
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.23%	01/2033	16,590	16,447	2.5	16,522
Tree Guardians Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.23%	01/2032	633	629	0.1	613
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	—	(1)	0.0	(2)
Tree Guardians Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.23%	01/2032	1,147	1,139	0.2	1,135
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.98%	11/2029	1,463	1,456	0.2	1,463
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.98%	11/2029	1,617	1,610	0.2	1,617
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	8.98%	11/2029	180	175	0.0	180
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.98%	11/2029	2,428	2,426	0.3	2,428
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.23%	11/2029	1,535	1,512	0.2	1,535
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	6.50%	11/2029	546	533	0.1	546
					142,861	$141,881	21.0%	$138,147

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Cary Street Partners Financial LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.48%	05/2031	309	$296	0.0%	$309
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Revolver			05/2031	—	(4)	0.0	—
Cary Street Partners Financial LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.48%	05/2031	1,782	1,763	0.3	1,782
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	—	(1)	0.0	—
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	—	(2)	0.0	—
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	12/2032	1,372	1,362	0.2	1,372
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.68%	06/2031	409	402	0.1	374
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 550 (275 PIK), 75 Floor	9.18%	06/2031	7,617	7,558	1.1	7,330
iLending LLC (5)	Unitranche First Lien Revolver	S + 750 (100 PIK), 100 Floor	11.38%	12/2028	108	108	0.0	108
iLending LLC (9)	Unitranche First Lien Term Loan			12/2028	2,512	2,438	0.2	1,126
iLending LLC (8)(9)(10)	Unitranche First Lien - Last Out Term Loan			12/2028	2,552	—	0.0	—
King Mid LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2031	—	(6)	0.0	—
King Mid LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.14%	04/2031	5,565	5,554	0.8	5,565
King Mid LLC (4)(5)	Unitranche First Lien Revolver			04/2031	—	(8)	0.0	—
King Mid LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.14%	04/2031	6,732	6,691	1.0	6,732
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.74%	11/2028	2,321	2,309	0.4	2,321
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.74%	11/2028	80	79	0.0	80
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.74%	11/2028	2,117	2,104	0.3	2,117
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.48%	03/2030	1,124	1,120	0.2	1,111
PCS Retirement (4)(5)	Unitranche First Lien Revolver			03/2030	—	(4)	0.0	(8)
PCS Retirement	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.48%	03/2030	4,501	4,474	0.7	4,448

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pi Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.64%	08/2032	433	$430	0.1%	$412
Pi Buyer, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	—	(3)	0.0	(7)
Pi Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.64%	08/2032	3,035	3,015	0.5	2,991
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.40%	11/2030	1,159	1,153	0.2	1,161
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(8)	0.0	—
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	9.07%	11/2030	6,073	6,038	0.9	6,073
Soltis (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.16%	08/2030	1,062	1,059	0.2	1,056
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(6)	0.0	(1)
Soltis	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.16%	08/2030	1,837	1,813	0.2	1,832
Staff Boom, LLC (4)(5)	Senior Secured First Lien Revolver			09/2031	—	(3)	0.0	(2)
Staff Boom, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	09/2031	4,516	4,486	0.6	4,493
					57,216	$54,207	8.0%	$52,775
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	375	$375	0.1%	$375
					375	$375	0.1%	$375
Food & Staples Retailing
Isagenix International, LLC (6)(9)	Senior Secured First Lien Term Loan			04/2028	3,622	$3,373	0.2%	$1,146
					3,622	$3,373	0.2%	$1,146
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.04%	05/2029	4,797	$4,766	0.7%	$4,797
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.05%	05/2029	780	775	0.1	780
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.13%	05/2029	653	650	0.1	653
					6,230	$6,191	0.9%	$6,230

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.48%	10/2029	3,900	$3,877	0.6%	$3,900
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.41%	10/2029	1,981	1,976	0.3	1,981
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(4)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(4)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.66%	02/2029	4,239	4,194	0.6	4,239
Annuity Health	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.66%	02/2029	4,021	4,002	0.6	4,021
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.73%	07/2032	624	622	0.1	716
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.73%	07/2032	473	461	0.1	473
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	07/2032	12,762	12,647	2.0	13,017
Avalign Technologies, Inc. (5)(9)	Unitranche First Lien Revolver			12/2028	1,139	1,086	0.1	435
Avalign Technologies, Inc. (9)	Unitranche First Lien Term Loan			12/2028	13,605	13,080	1.2	7,875
Affordable Care Inc. (5)	Unitranche First Lien Revolver			06/2031	—	—	0.0	—
Affordable Care Inc.	Senior Secured First Lien Term Loan	S + 550, 75 Floor	9.24%	06/2031	577	571	0.1	577
Affordable Care Inc.	Senior Secured First Lien Term Loan	S + 550, 75 Floor	9.24%	06/2031	1,648	1,648	0.3	1,648
Affordable Care Inc.	Unsecured Debt	S + 550, 75 Floor	9.24%	06/2031	1,465	1,465	0.2	1,465
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.13%	05/2027	4,391	4,391	0.7	4,391
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.13%	05/2027	1,553	1,553	0.2	1,553
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver	S + 725, 100 Floor	11.13%	05/2027	113	113	0.0	113
Bayside Opco, LLC (6)	Unsecured Debt	S + 500	8.88%	05/2027	2,248	1,921	0.3	2,248
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (500 PIK), 75 Floor	9.92%	03/2032	335	332	0.0	305
BVI Medical Inc. (5)	Unitranche First Lien Revolver	S + 625 (500 PIK), 75 Floor	9.92%	03/2032	126	116	0.0	71
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	9.91%	03/2032	10,705	10,575	1.5	9,989

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.18%	08/2027	4,898	$4,878	0.7%	$4,898
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.00%	08/2027	763	759	0.1	763
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525	9.17%	08/2027	902	893	0.1	902
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 425, 100 Floor	11.00%	06/2027	1,342	1,335	0.2	1,342
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	06/2027	11,102	11,070	1.7	11,102
ConvenientMD	Senior Secured First Lien Term Loan	S + 525	9.06%	06/2029	5,552	5,533	0.8	5,440
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 550	9.31%	06/2029	550	547	0.1	536
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	11/2027	11,272	11,218	1.7	11,272
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	8.99%	11/2027	110	108	0.0	110
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	11/2027	960	954	0.1	960
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	11/2027	2,058	2,058	0.3	2,058
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	11/2027	1,443	1,435	0.2	1,443
Explorer Investor, Inc. (12)	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.67%	06/2029	13,240	12,928	1.5	9,897
GrapeTree Medical Staffing, LLC (9)	Senior Secured First Lien Term Loan			06/2026	6,074	5,995	0.6	3,620
GrapeTree Medical Staffing, LLC (4)(5)(9)	Senior Secured First Lien Revolver			06/2026	—	(1)	0.0	(242)
GrapeTree Medical Staffing, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			06/2026	3,544	3,498	0.3	2,112
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	—	(3)	0.0	(1)
Headlands Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 575, 100 Floor	9.44%	09/2032	27	25	0.0	27
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.44%	09/2032	1,695	1,680	0.3	1,692

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.23%	05/2027	4,329	$4,309	0.7%	$4,329
Homecare Partners Management, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	8.98%	05/2027	2,015	2,011	0.3	2,015
Homecare Partners Management, LLC (4)(5)	Senior Secured First Lien Revolver			05/2027	—	(1)	0.0	—
Homecare Partners Management, LLC (4)(5)	Senior Secured First Lien Revolver			05/2027	—	(4)	0.0	—
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.13%	05/2027	3,239	3,199	0.5	3,239
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.07%	05/2027	1,055	1,049	0.2	1,055
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.13%	06/2030	848	848	0.1	848
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.03%	03/2028	14,391	14,357	2.2	14,391
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.03%	03/2028	2,628	2,590	0.4	2,628
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 650, 100 Floor	10.03%	03/2028	1,284	1,269	0.2	1,284
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650, 100 Floor	10.03%	03/2028	2,675	2,635	0.4	2,675
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.03%	03/2028	381	377	0.1	381
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.34%	12/2026	2,771	2,771	0.4	2,670
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650, 100 Floor	10.34%	12/2026	333	333	0.0	321
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.34%	12/2026	442	442	0.1	426
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.34%	12/2026	763	763	0.1	735
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(6)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.73%	06/2030	6,756	6,693	1.0	6,836
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(47)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.73%	06/2030	16,814	16,568	2.6	17,012
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575, 75 Floor	9.69%	10/2027	5,811	5,776	0.9	5,793
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 850 (75 PIK), 100 Floor	12.43%	03/2028	1,168	1,166	0.1	982
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (75 PIK), 100 Floor	10.43%	03/2028	466	466	0.1	392
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 850 (75 PIK), 100 Floor	12.49%	03/2028	2,239	2,236	0.3	1,883

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.63%	10/2027	5,450	$5,437	0.8%	$5,409
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.63%	10/2027	1,227	1,222	0.2	1,218
Lightspeed Buyer, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2032	—	(4)	0.0	(13)
Lightspeed Buyer, Inc. (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.48%	02/2032	150	145	0.0	145
Lightspeed Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	02/2032	3,131	3,119	0.5	3,102
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.14%	02/2031	1,243	1,235	0.2	1,243
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.14%	02/2031	872	860	0.1	872
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.14%	02/2031	64	61	0.0	64
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	6.25%	02/2031	244	240	0.0	244
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.14%	02/2031	6,022	5,981	0.9	6,022
Medical Review Institute of America (4)(5)	Senior Secured First Lien Revolver			07/2030	—	(6)	0.0	(8)
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	07/2030	5,600	5,561	0.8	5,542
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.83%	06/2027	4,343	4,321	0.7	4,343
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.83%	06/2027	5,390	5,362	0.8	5,390
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.83%	06/2027	240	235	0.0	240
Omni Ophthalmic Management Consultants, LLC (9)	Unsecured Debt			02/2027	301	301	0.0	212
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.41%	01/2028	2,798	2,774	0.4	2,798
Patriot Acquisition Topco S.A.R.L (4)(5)	Unitranche First Lien Revolver			01/2028	—	(10)	0.0	—
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.41%	01/2028	11,656	11,568	1.8	11,656
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.41%	01/2028	356	353	0.1	356
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.41%	01/2028	4,348	4,328	0.7	4,348
Patriot Acquisition Topco S.A.R.L (8)	Unsecured Debt	1400 PIK	14.00%	02/2030	4,787	4,741	0.7	4,891
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.41%	01/2028	1,665	1,662	0.3	1,665

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (625 PIK), 75 Floor	9.92%	03/2027	176	$176	0.0%	$176
Plasma Buyer LLC (PathGroup) (9)	Unitranche First Lien Delayed Draw Term Loan			05/2029	295	279	0.0	159
Plasma Buyer LLC (PathGroup) (5)(9)	Unitranche First Lien Revolver			05/2029	889	840	0.1	477
Plasma Buyer LLC (PathGroup) (9)	Unitranche First Lien Term Loan			05/2029	7,814	7,379	0.6	4,206
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.64%	08/2028	9,095	9,033	1.4	9,042
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.64%	08/2028	4,935	4,934	0.7	4,906
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(8)	0.0	(14)
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.64%	08/2028	4,047	4,039	0.6	4,023
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.75%	09/2027	10,001	9,911	1.5	10,001
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.75%	09/2027	1,558	1,547	0.2	1,558
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.70%	04/2030	2,069	2,057	0.3	2,069
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.06%	05/2027	5,124	5,110	0.8	5,124
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 525	9.06%	05/2027	77	75	0.0	77
REP Behavioral Health, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.39%	12/2030	629	620	0.1	629
REP Behavioral Health, LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.37%	12/2030	314	301	0.0	314
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.39%	12/2030	5,664	5,610	0.9	5,664
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 700 (400 PIK), 100 Floor	10.74%	06/2028	342	340	0.0	250
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 700 (400 PIK), 100 Floor	10.88%	06/2028	4,083	4,035	0.5	3,454
Seniorlink Incorporated (5)	Unitranche First Lien Revolver			12/2029	—	—	0.0	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.68%	12/2029	8,483	8,480	1.3	8,504
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.68%	12/2029	4,625	4,583	0.7	4,636
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(3)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	$(9)	0.0%	$(26)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590, 75 Floor	9.63%	12/2028	777	777	0.1	768
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590, 75 Floor	9.63%	12/2028	15,156	15,064	2.3	14,967
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.67%	07/2029	3,693	3,642	0.6	3,693
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	E + 600	8.12%	07/2029	3,502	3,518	0.6	4,002
Sydney US Buyer Corp. (3B Scientific) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 50 Floor	9.61%	07/2029	2,004	1,971	0.3	1,984
Sydney US Buyer Corp. (3B Scientific) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600	9.60%	07/2029	6,310	6,149	1.0	6,310
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.39%	05/2029	6,111	6,078	0.9	6,111
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(3)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.39%	05/2029	1,184	1,179	0.2	1,183
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.37%	06/2030	794	794	0.1	794
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.39%	06/2030	2,547	2,548	0.4	2,547
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.37%	05/2029	992	992	0.2	993
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(2)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.39%	05/2029	2,618	2,601	0.5	2,617
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.36%	05/2029	734	730	0.1	734
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Revolver			05/2029	—	—	0.0	—
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.38%	09/2027	2,111	2,100	0.4	2,072
Unifeye Vision Partners	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.38%	09/2027	1,700	1,693	0.4	1,669
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.38%	09/2027	3,675	3,656	0.6	3,608
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.38%	09/2027	3,534	3,530	0.6	3,470
					389,394	$385,164	56.3%	$369,333

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.51%	09/2027	3,267	$3,266	0.5%	$3,158
Lash Opco LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(0)	0.0	(13)
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.51%	09/2027	3,331	3,325	0.4	3,220
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (200 PIK), 100 Floor	10.74%	09/2027	36	36	0.0	35
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.51%	09/2027	1,081	1,081	0.2	1,045
					7,715	$7,708	1.1%	$7,445
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	04/2030	3,221	$3,200	0.5%	$3,221
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(3)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	04/2030	2,156	2,142	0.3	2,156
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(12)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	04/2030	3,831	3,807	0.6	3,831
Beyond Risk Management, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.39%	03/2033	3,200	3,176	0.5	3,177
Beyond Risk Management, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2033	—	(3)	0.0	(9)
Beyond Risk Management, Inc. (4)(5)	Unitranche First Lien Revolver			03/2033	—	(4)	0.0	(4)
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.48%	04/2030	11,280	11,280	1.7	11,167
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.48%	04/2030	387	384	0.1	383
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(0)	0.0	(7)
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.0	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.67%	08/2028	19,921	19,822	3.0	19,921
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (200 PIK)	11.88%	08/2026	5,106	5,077	0.8	5,104
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(1)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.88%	10/2028	8,949	$8,899	1.3%	$8,834
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(4)	0.0	(8)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.88%	10/2028	2,748	2,738	0.4	2,713
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.88%	10/2028	987	981	0.1	975
SIG Parent Holdings, LLC (4)(5)	Unitranche First Lien Revolver			08/2031	—	—	0.0	(2)
SIG Parent Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	08/2031	2,885	2,872	0.4	2,872
SIG Parent Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2031	—	(32)	0.0	(32)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.39%	10/2031	2,467	2,455	0.4	2,465
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.39%	10/2031	411	398	0.1	409
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.39%	10/2031	14,800	14,691	2.3	14,792
Vantage Insurance Partners, Inc. (5)(11)	Unitranche First Lien Revolver	S + 650, 100 Floor	10.23%	12/2028	78	73	0.0	55
Vantage Insurance Partners, Inc. (11)	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.23%	12/2028	4,315	4,290	0.6	4,194
					86,742	$86,226	13.1%	$86,207
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,737	$992	0.0%	$—
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	2,022	—	0.0	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Revolver			06/2026	624	545	0.0	—
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	4,010	3,189	0.1	376
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	626	498	0.0	59
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	S + 700	10.83%	12/2027	700	677	0.1	700
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	304	242	0.0	29
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	1,038	826	0.0	98

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	12/2029	4,193	$4,165	0.7%	$4,192
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	12/2029	259	258	0.0	259
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(4)	0.0	—
					15,513	$11,386	0.9%	$5,713
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 (400 PIK)	10.33%	12/2028	16,013	15,897	2.1%	14,007
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (400 PIK)	10.33%	12/2028	832	825	0.1	728
Nephron Pharmaceuticals, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 920	12.86%	12/2027	7,054	6,989	1.0	6,666
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	09/2028	2,174	2,152	0.3	2,174
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.98%	09/2028	693	681	0.1	693
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	09/2028	1,200	1,192	0.2	1,200
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	09/2028	288	287	0.0	288
Teal Acquisition Co., Inc (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.73%	09/2028	718	715	0.1	718
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.49%	09/2028	1,282	1,277	0.2	1,282
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	12/2029	3,291	3,238	0.6	3,283
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(7)	0.0	(1)
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	—
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.73%	12/2029	2,610	2,591	0.4	2,604
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.73%	12/2029	1,935	1,927	0.3	1,929
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	(1)
					38,090	$37,760	5.4%	$35,570

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
1959 Holdings, LLC	Senior Secured First Lien Term Loan	S + 650, 100 Floor	10.12%	07/2030	3,750	$3,720	0.6%	$3,861
MeriCal, LLC (9)	Unitranche First Lien Term Loan			07/2026	9,001	7,008	0.6	4,200
MeriCal, LLC (5)(9)	Unitranche First Lien Revolver			07/2026	1,088	1,087	0.1	892
MeriCal, LLC (4)(5)	Unitranche First Lien Revolver			07/2026	—	—	0.0	(10)
Slickdeals Holdings, LLC (5)(7)	Unitranche First Lien Revolver			06/2030	—	—	0.0	—
Slickdeals Holdings, LLC (7)	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	06/2030	4,965	4,965	0.8	4,965
					18,804	$16,780	2.1%	$13,908
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	$(1)	0.0%	$(17)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 700 (200 PIK), 100 Floor	10.99%	07/2027	5,940	5,905	0.9	5,704
Apps Associates LLC (5)	Unitranche First Lien Revolver			07/2027	—	—	0.0	—
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.24%	07/2027	5,382	5,361	0.8	5,382
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.24%	07/2027	1,733	1,720	0.3	1,732
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 550, 100 Floor	9.24%	07/2027	240	237	0.0	240
Banker's Toolbox, Inc.	Unitranche First Lien Revolver	S + 450, 75 Floor	8.35%	07/2029	3,290	3,270	0.5	3,270
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.35%	07/2029	15,599	15,599	2.4	15,507
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2029	—	(19)	0.0	(14)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.74%	12/2028	4,703	4,675	0.7	4,702
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			12/2028	—	(4)	0.0	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.88%	12/2028	741	734	0.1	741
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.99%	04/2027	1,334	1,332	0.2	1,334
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.99%	04/2027	284	282	0.0	283
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	8.99%	04/2027	150	150	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	8.99%	04/2027	163	167	0.0	162

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	08/2030	3,046	$3,035	0.5%	$3,012
Blue Mantis (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.48%	08/2030	551	543	0.1	541
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	08/2030	3,463	3,432	0.5	3,425
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.48%	08/2030	493	488	0.1	487
Blue Mantis (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	08/2030	1,065	1,065	0.2	1,043
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	8.92%	05/2030	555	543	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.92%	05/2030	18,130	18,007	2.8	18,130
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.17%	03/2028	2,383	2,376	0.4	2,383
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(6)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.23%	03/2028	10,150	10,111	1.5	10,149
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	12/2028	9,238	9,186	1.4	9,238
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.98%	12/2028	413	410	0.1	412
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	12/2028	542	535	0.1	542
Concord III, LLC	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	12/2028	2,828	2,828	0.4	2,828
DataVail	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.48%	01/2029	6,971	6,934	1.0	6,882
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.39%	01/2029	397	395	0.1	392
DataVail (5)	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.49%	01/2029	462	459	0.1	455
DataVail (5)	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.49%	01/2029	252	251	0.0	248
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	—	(1)	0.0	—
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	—	(2)	0.0	—
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.19%	12/2031	1,621	1,610	0.2	1,621

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	09/2030	13,163	$12,928	2.0%	$13,163
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(21)	0.0	—
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	09/2030	2,744	2,724	0.4	2,744
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(6)	0.0	—
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.73%	12/2030	3,004	2,974	0.5	3,004
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	11/2028	12,694	12,592	1.9	12,694
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(8)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	11/2028	1,085	1,079	0.2	1,085
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(5)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	138	129	0.0	137
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	06/2032	6,070	6,023	0.9	6,070
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(1)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	66	63	0.0	66
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	06/2032	6,843	6,798	1.0	6,843
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.48%	02/2028	1,038	1,036	0.2	1,010
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.48%	02/2028	19,379	19,317	2.9	18,846
MRI Software LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.48%	02/2028	386	381	0.0	301
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.48%	02/2028	1,263	1,258	0.2	1,228
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	—	(12)	0.0	—
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.39%	07/2031	13,096	13,002	2.0	13,096
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	10.10%	06/2030	171	171	0.0	171
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.13%	06/2030	4,890	4,890	0.7	4,890

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***		Fair Value
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	$(11)	0.0	~~%~~	$—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550, 75 Floor	9.33%	10/2027	9,233	9,190	1.4		9,233
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.73%	01/2031	378	375	0.1		362
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.73%	01/2031	80	77	0.0		75
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.73%	01/2031	2,095	2,079	0.3		2,067
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.38%	09/2028	1,091	1,092	0.2		1,091
Ontario Systems, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0		—
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.38%	09/2028	3,159	3,152	0.5		3,159
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.38%	09/2028	548	540	0.1		548
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.23%	09/2028	447	443	0.1		447
Perforce Software, Inc.	Senior Secured First Lien Term Loan	S + 600	9.64%	03/2031	4,945	4,945	0.5		3,256
Right Networks, LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.64%	05/2029	600	600	0.1		600
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.64%	05/2029	23,754	23,754	3.6		23,754
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.73%	11/2028	19,578	19,549	3.0		19,529
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.73%	11/2028	2,385	2,381	0.4		2,379
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	9.73%	11/2028	496	494	0.1		492
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.48%	04/2028	2,328	2,321	0.4		2,328
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(6)	0.0		—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.48%	04/2028	8,592	8,531	1.2		8,592
Strata Information Group, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.16%	12/2030	314	311	0.0		287
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(3)	0.0		(8)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.16%	12/2030	1,185	1,176	0.2		1,159

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 525, 100 Floor	12.00%	05/2028	835	$833	0.1%	$835
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 525, 100 Floor	8.98%	05/2028	522	522	0.1	522
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.98%	05/2028	3,076	3,045	0.5	3,076
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.98%	05/2028	5,072	5,035	0.7	5,074
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	8.91%	05/2028	2,328	2,328	0.4	2,328
Transportation Insight, LLC (5)(6)	Senior Secured First Lien Revolver	S + 700 (1070 PIK)	10.70%	01/2029	197	197	0.0	197
Transportation Insight, LLC (6)	Senior Secured First Lien Term Loan	S + 700 (1070 PIK)	10.70%	01/2029	2,614	2,616	0.4	2,616
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.74%	12/2026	925	924	0.1	925
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.24%	12/2026	593	592	0.1	593
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.24%	12/2026	972	970	0.1	972
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(1)	0.0	—
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.24%	12/2026	1,802	1,802	0.3	1,802
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.24%	12/2026	1,436	1,437	0.2	1,438
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.24%	12/2026	1,073	1,071	0.2	1,073
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.24%	12/2026	188	188	0.1	189
					290,990	$289,467	43.9%	$287,857
Technology, Hardware & Equipment
3SI Security Systems (5)	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.98%	12/2026	3,323	$3,290	0.4%	$2,525
CallRevu, LLC (4)(5)	Unitranche First Lien Revolver			10/2032	—	(1)	0.0	(4)
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.48%	10/2032	1,446	1,437	0.2	1,415
Gener8, LLC (9)	Senior Secured First Lien Term Loan			05/2026	6,162	6,005	0.3	1,708
Gener8, LLC (5)(9)	Senior Secured First Lien Revolver			05/2026	1,322	1,289	0.0	151
Gener8, LLC (9)	Senior Secured First Lien Term Loan			05/2026	265	259	0.0	74

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	—	$(1)	0.0%	$—
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.23%	09/2031	67	63	0.0	67
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.23%	09/2031	3,840	3,816	0.6	3,840
Trintech, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2033	—	(5)	0.0	(12)
Trintech, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2033	—	(7)	0.0	(9)
Trintech, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.39%	01/2033	5,807	5,751	0.9	5,732
					22,232	$21,896	2.4%	$15,487
Transportation
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.41%	01/2028	2,743	$2,725	0.4%	$2,724
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.41%	01/2028	4,225	4,191	0.6	4,195
					6,968	$6,916	1.0%	$6,919
Total Debt Investments United States					1,353,718	$1,333,607	196.1%	$1,287,221
Equity Investments
Automobiles & Components
Continental Battery Company	Common Stock				12,345	$—	0.0%	$—
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	864
Sun Acquirer Corp.	Common Stock				428	43	0.0	60
						$658	0.1%	$924
Capital Goods
TSX Fiber	Common Stock				5,218	-	0.0	-
						$-	-%	$-
Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Common Stock				13,293	$1,183	0.0%	$50
ASP MCS Acquisition Corp. (6)	Common Stock				791	5	0.0	22

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hercules Borrower LLC	Common Stock				1,153,075	$1,153	0.3%	$2,116
Iris Buyer, LLC	Common Stock				577	577	0.1	774
Iris Buyer, LLC	Common Stock				576,923	-	0.1	332
Landscape Workshop, LLC	Common Stock				540,541	541	0.1	560
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.0	-
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	-
Paradigm Management Services	Common Stock				20,000	1,407	0.2	1,404
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	721
RN Enterprises, LLC	Common Stock				776	791	0.1	786
Schellman Holdings, LLC	Common Stock				20,000	714	0.1	715
Seko Global Logistics Network, LLC	Common Stock				625	2,372	0.0	-
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	4
						$10,312	1.1%	$7,484
Consumer Services
Everlast Parent Inc.	Common Stock				948	$948	0.1%	$595
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	887
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	31
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	334
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	990
Ingenio, LLC	Common Stock				104	-	0.0	-
Legalshield (11)	Common Stock				372	372	0.1	553
Mario Purchaser, LLC	Common Stock				118	118	0.0	21
Mario Purchaser, LLC	Common Stock				43	43	0.0	45
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.0	184

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	$313	0.0%	$142
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,418
Wrench Group LLC	Common Stock				2,337	235	0.1	643
Wrench Group LLC	Common Stock				655	67	0.0	181
						$7,184	0.9%	$6,024
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					$266	0.1%	$330
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.2	27,940
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					845	0.1	395
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	20
iLending LLC	Common Stock				9,924,110	—	0.0	—
WhiteHawk III Onshore Fund L.P. (2)(11)(13)(14)	Partnership Interest					1,231	0.2 ~~%~~	1,215
						$43,900	4.6%	$29,900
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	$3,000	0.5%	$3,000
						$3,000	0.5%	$3,000
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	$—	0.0%	$—
						$—	0.0%	$—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
Affordable Care Inc.	Common Stock				94,549	$3,605	0.5%	$3,605
Arrow Management Acquisition, LLC	Common Stock				10,664	11	0.0	-
Arrow Management Acquisition, LLC	Preferred Stock				1,056	1,056	0.2	1,069
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.3	1,937
BVI Medical Inc.	Common Stock				852	1,137	0.1	404
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.4	2,942
Headlands Buyer, Inc.	Common Stock				20,614	206	0.0	251
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,493
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	81
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.8	5,306
Omni Ophthalmic Management Consultants, LLC	Common Stock				—	202	0.0	202
Patriot Acquisition Topco S.A.R.L	Common Stock				1,192	1,192	0.3	1,666
Patriot Acquisition Topco S.A.R.L	Common Stock				16,416	46	0.0	43
Seniorlink Incorporated	Common Stock				68,182	218	0.4	2,050
Smile Doctors LLC	Common Stock				1,191	714	0.1	616
Vital Care Buyer, LLC	Common Stock				649	1	0.0	29
Vital Care Buyer, LLC	Common Stock				64	64	0.0	63
						$13,315	3.3%	$21,757
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	$292	0.1%	$506
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,402
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,218	0.4	2,951
						$2,043	0.7%	$4,859

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
A&A Global Imports, LLC	Common Stock				69	$—	0.0%	$—
Action Signature Acquisition, Inc.	Common Stock				50	—	0.0	—
						$—	0.0%	$—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	$953	0.1%	$733
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	555
Nephron Pharmaceuticals, LLC	Common Stock				128,000	—	0.0	—
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	455
WCT Group Holdings, LLC	Common Stock				118	1,176	0.3	2,406
						$3,132	0.6%	$4,149
Retailing
MeriCal, LLC	Preferred Stock				521	$103	0.0%	$—
MeriCal, LLC	Common Stock				5,334	—	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	563
Slickdeals Holdings, LLC (7)	Common Stock				4,965	8,305	0.8	5,093
Slickdeals Holdings, LLC (7)	Common Stock				283	—	0.0	—
Vivid Seats Ltd. (15)	Common Stock				5,446	239	0.0	36
Vivid Seats Ltd. (15)	Common Stock				576	7	0.0	3
Vivid Seats Ltd. (12)	Common Stock				143	—	0.0	—
Vivid Seats Ltd. (12)	Common Stock				143	—	0.0	—
						$8,654	0.9%	$5,695

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Certify, Inc.	Common Stock				841	$246	0.0%	$83
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	672
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	-
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	5
New Era Technology, Inc.	Common Stock				4,269	—	0.0	—
New Era Technology, Inc.	Preferred Stock				4,269	4,878	0.2	383
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	2,286
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.1	891
Saturn Borrower Inc	Common Stock				434,163	481	0.1	623
Transportation Insight, LLC (6)	Common Stock				9	—	0.0	—
Transportation Insight, LLC (6)	Preferred Stock				13	2,349	0.5	3,103
						$10,779	1.3%	$8,046
Total Equity Investments United States						$102,977	14.0%	$91,838
Total United States						$1,436,584	210.1%	$1,379,059
Canada
Debt Investments
Commercial & Professional Services
Klick Inc. (11)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.64%	11/2032	2,198	$2,193	0.3%	$2,187
Klick Inc. (4)(5)(11)	Unitranche First Lien Revolver			11/2032	—	(10)	0.0	(11)
Klick Inc. (11)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.66%	11/2032	20,553	20,460	3.1	20,450
					$22,751	$22,643	3.4%	$22,626
Diversified Financials
Dawson Logan 2025-L5, LP (5)(8)(11)	Unsecured Debt	1232	12.32%	10/2040	$1,517	$1,517	0.2%	$1,482
Total Debt Investments Canada					$24,268	$24,160	3.6%	$24,108

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Telecommunication Services
Sandvine Corporation (11)	Common Stock				81,818	$—	0.0 ~~%~~	$—
Total Equity Investments Canada						$—	0.0%	$—
Total Canada						$24,160	3.6%	$24,108
Finland
Debt Investments
Software & Services
SC MidCo Oy (11)	Unitranche First Lien Delayed Draw Term Loan	E + 525	7.58%	03/2032	€70	$83	0.0%	$80
SC MidCo Oy (11)	Unitranche First Lien Term Loan	E + 525	7.58%	03/2032	1,795	1,923	0.3	2,052
Total Debt Investments Finland					€1,865	$2,006	0.3%	$2,132
Total Finland					€1,865	$2,006	0.3%	$2,132
United Kingdom
Debt Investments
Commercial & Professional Services
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.25%	06/2028	£1,416	$1,975	0.3%	$1,814
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	392	528	0.1	502
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	11,000	13,491	2.0	14,089
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	2,135	2,671	0.4	2,734
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.25%	06/2028	2,846	3,640	0.6	3,645
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.24%	06/2028	4,981	6,351	1.0	6,380
					£22,770	$28,656	4.4%	$29,164

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
DMC Newco Limited	Unitranche First Lien Term Loan	SN + 600 (300 PIK)	9.85%	03/2028	£6,896	6,896	1.1	6,896
DMC Newco Limited	Unitranche First Lien Term Loan	SN + 600 (300 PIK)	9.70%	03/2028	4,860	4,860	0.7	4,860
					£11,756	$11,756	1.8%	$11,756
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	10.22%	10/2030	£4,339	$5,238	0.9%	$5,756
APC Bidco Limited	Unitranche First Lien Delayed Draw Term Loan	SN + 625	9.98%	10/2030	418	551	0.1	555
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	10.10%	10/2030	2,893	3,752	0.6	3,837
					£7,650	$9,541	1.6%	$10,148
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	9.75%	08/2029	£13,234	$17,991	2.6%	$17,554
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	9.87%	08/2029	407	522	0.1	540
					£13,641	$18,513	2.7%	$18,094
Total Debt Investments United Kingdom					£55,817	$68,466	10.5%	$69,162
Equity Investments
Consumer Durables & Apparel
DMC Newco Limited	Common Stock				£7,851	$1,430	0.2%	$1,404
					£7,851	$1,430	0.2%	$1,404
Health Care Equipment & Services
VetStrategy (11)	Common Stock				37,612	$30	—%	$—
VetStrategy (11)	Preferred Stock				2,126,875	968	0.3	1,949
						$998	0.3%	$1,949
Total Equity Investments United Kingdom						$2,428	0.5%	$3,353
Total United Kingdom						$70,894	11.0%	$72,515

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	9.23%	11/2031	£5,000	$6,161	1.0%	$6,632
Total Debt Investments Jersey					£5,000	$6,161	1.0%	$6,632
Total Jersey						$6,161	1.0%	$6,632
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (5)(10)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.85%	03/2032	€90	$105	—%	$103
Avidity Acquisition B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 525	7.85%	03/2032	2,190	2,285	0.4	2,503
Pitch MidCo B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 550	7.70%	04/2031	432	479	0.1	494
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 550	7.79%	04/2031	2,864	3,004	0.5	3,273
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	8.35%	04/2031	1,607	1,807	0.3	1,836
					€7,183	$7,680	1.3 ~~%~~	$8,209
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 750 (953 PIK)	8.58%	07/2029	€2,439	$2,533	0.3%	$1,656
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 775 (1139 PIK)	10.49%	07/2029	1,418	1,418	0.1	842
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 775 (1139 PIK)	10.32%	07/2029	3,800	3,750	0.3	2,256
					€7,657	$7,701	0.7%	$4,754
Total Debt Investments Netherlands					€14,840	$15,381	2.0%	$12,963
Total Netherlands						$15,381	2.0%	$12,963

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				1,025	$1	0.0%	$—
Miraclon Corporation (11)	Preferred Stock				90,601	73	0.0	104
Total Equity Investments Belgium						$74	0.0%	$104
Total Belgium						$74	0.0%	$104
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (5)(11)	Unitranche First Lien Delayed Draw Term Loan	B + 500, 50 Floor	8.64%	11/2030	AUD 1,837	$1,245	0.2%	$1,268
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500, 50 Floor	9.36%	11/2030	10,382	6,738	1.1	7,203
					AUD 12,219	$7,983	1.3%	$8,471
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450	9.01%	03/2028	AUD 28,725	$21,232	3.0%	$19,888
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450, 75 Floor	9.01%	03/2028	4,790	3,298	0.5	3,317
					AUD 33,515	$24,530	3.5%	$23,205
Total Debt Investments Australia					AUD 45,734	$32,513	4.8%	$31,676

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock				128,654,071	$1,325	0.3%	$1,828
Ancora Bidco PTY LTD (11)	Common Stock				6,771,267	70	0.0	96
Total Equity Investments Australia						$1,395	0.3%	$1,924
Total Australia						$33,908	5.1%	$33,600
Germany
Debt Investments
Commercial & Professional Services
Pipe Bidco GMBH (11)	Unitranche First Lien Term Loan	E + 450	6.79%	01/2033	€3,853	$4,405	0.7%	$4,403
Pipe Bidco GMBH (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 450	4.50%	01/2033	€1,145	1,299	0.2	1,308
					€4,998	$5,704	0.9%	$5,711
Diversified Financials
CRAFT 2026-1 (11)(14)	Unsecured Debt	S + 700	10.68%	10/2033	€5,000	$5,000	0.8%	$4,987
						$5,000	0.8%	$4,987
Total Debt Investments Germany					€9,998	$10,704	1.7%	$10,698
Total Germany					€9,998	$10,704	1.7%	$10,698
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1206.2 (1420 PIK)	14.20%	08/2030	€2,845	$2,938	0.5%	$3,251
					€2,845	$2,938	0.5%	$3,251
Total Debt Investments Sweden					€2,845	$2,938	0.5%	$3,251

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments June 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	$1,086	0.2%	$1,333
Total Equity Investments Sweden						$1,086	0.2%	$1,333
Total Sweden						$4,024	0.7%	$4,584
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(11)	Senior Secured First Lien Revolver			02/2032	CHF 0	$(51)	0.0%	$—
Solvias AG (11)	Senior Secured First Lien Term Loan	S + 550, 75 Floor	6.25%	02/2032	19,009	20,708	3.7	23,763
					CHF 19,009	$20,657	3.7%	$23,763
Total Debt Investments Switzerland					CHF 19,009	$20,657	3.7%	$23,763
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (11)	Common Stock				47,124	$409	0.1%	$393
Sequence Parent (11)	Preferred Stock				685	99	0.0	117
Total Equity Investments Switzerland						$508	0.1%	$510
Total Switzerland						$21,165	3.8%	$24,273
Total Investments						$1,625,061	239.3%	$1,570,668

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Fund - Institutional Shares (15)			3.54%			$6,994	1.1%	$6,994
Other Cash						$27,791	4.5	$28,747
Total Cash, Cash Equivalents, and Restricted Cash						$34,785	5.6%	$35,741

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2026, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $656,451 as of June 30, 2026

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	6.75%	-	-	-	-
SOFR (“S”)	-	3.63%	3.63%	3.67%	3.68%
EURIBOR (“E”)	-	2.20%	2.32%	2.57%	2.72%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY ("B")	-	-	4.47%	-	-
SARON ("SR")	-	-0.04%	-	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of June 30, 2026.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.6% as of June 30, 2026.
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

Interest Rate Swap Contracts

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Unrealized Appreciation (Depreciation)
Interest Rate Swap	Series 2025A Unsecured Notes - 2029	5.87%	SOFR + 2.5325%	Goldman Sachs Bank USA	2/13/2029	$67,500	$(1,275)
Interest Rate Swap	Series 2025A Unsecured Notes - 2031	6.20%	SOFR + 2.8050%	Goldman Sachs Bank USA	2/13/2031	$67,500	$(1,765)
Total Interest Rate Swap Contracts							$(3,040)

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,058	SEK 11,583	8/20/2027	$(111)
Wells Fargo Bank, N.A.	USD 19,241	AUD 29,250	3/22/2028	$479
Wells Fargo Bank, N.A.	USD 3,414	AUD 5,401	3/22/2028	$(51)
Wells Fargo Bank, N.A.	USD 6,183	AUD 10,174	10/6/2028	$(195)
Wells Fargo Bank, N.A.	USD 21,794	CHF 18,703	2/24/2028	$(1,399)
Wells Fargo Bank, N.A.	USD 5,350	GBP 3,991	7/9/2026	$61
Wells Fargo Bank, N.A.	USD 17,691	GBP 12,870	8/24/2026	$715
Total Foreign Currency Exchange Contracts				$(501)

AUD Australian Dollar ("AUD") CHF Swiss Franc EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
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

June 30, 2026 (Unaudited)

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

The Company is managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. CCAP Administration LLC (the “Administrator”) provides the administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s portfolio assets to the Adviser. The Board consists of seven directors, five of whom are independent.

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

Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income orr a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, we had investments in thirteen portfolio companies on non-accrual status, which represented 4.8% and 2.5% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had investments in eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2026 and December 31, 2025.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of June 30, 2026 the Company is subject to potential examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three and six months ended June 30, 2026, the Company incurred administrative services expenses of $436 and $872, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred administrative services expenses of $445 and $890, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $574 and $592, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

Investment Advisory Agreement

On June 2, 2015, the Company entered into an investment advisory agreement with the Adviser which was most recently amended and restated on May 7, 2026 (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Adviser is entitled to receive a base management fee and may also receive incentive fees, as discussed below.

Base Management Fee

The base management fee is calculated and payable quarterly in arrears at an annual rate of 1.00% (1.25% prior to April 1, 2026) of the Company’s gross assets, including assets acquired through the incurrence of debt but excluding any cash, cash equivalents and restricted cash. The base management fee is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within one year of purchase. Under the terms of the Investment Advisory Agreement, the Adviser has voluntarily waived its right to receive management fees on the Company’s investments in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP for any period in which these investments remain in the investment portfolio.

For the three and six months ended June 30, 2026, the Company incurred management fees of $3,977 and $8,899 respectively, of which $5 and $12, respectively, were waived. For the three and six months ended June 30, 2025, the Company incurred management fees of $5,089 and $10,127, of which $13 and $33, respectively, were waived. As of June 30, 2026 and December 31, 2025, management fees of $3,972 and $5,037, respectively, were unpaid.

Incentive Fee per Investment Advisory Agreement

Under the Investment Advisory Agreement, the incentive fee consists of two parts:

The first part, the income incentive fee, is calculated and payable quarterly in arrears and (a) equals 100% of the excess of the pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.75% per quarter (7.0% annualized) (the “Hurdle”), and a catch-up feature until the Adviser has received 15.0% (17.5% prior to April 1, 2026) of the pre-incentive fee net investment income for the current quarter up to 2.0588% (2.1212% prior to April 1, 2026) (the “Catch-up”), and (b) 15.0% (17.5% prior to April 1, 2026) of all remaining pre-incentive fee net investment income above the “Catch-up.”

The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year at a rate of 15.0% (17.5% prior to April 1, 2026) of the Company’s realized capital gains, if any, on a cumulative basis from the Company’s inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. In the event that the Investment Advisory Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.

For the three months ended March 31, 2026, the Adviser voluntarily partially waived its income incentive fee in an amount sufficient for the Company's net investment income, excluding the effect of the GAAP incentive fee accrual, to equal the Company's regular declared base dividend on a dollar-for-dollar basis. The Adviser has also voluntarily waived its right to receive the income incentive fees attributable to the investment income accrued by the Company as a result of its investments in Whitehawk III Onshore Fund LP and Freeport Financial SBIC Fund LP.

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

For the three and six months ended June 30, 2026, the Company incurred income incentive fees of $2,307 and $5,295 , respectively, of which $29 and $1,441, respectively, were waived. For the three and six months ended June 30, 2025, the Company incurred income incentive fees of $3,579 and $7,098, of which $23 and $55, respectively, were waived. As of June 30, 2026 and December 31, 2025, income incentive fees of $2,279 and $3,468, respectively, were unpaid.

Capital Gains Based Fee on Cumulative Unrealized Capital Appreciation

The Company accrues, but does not pay, a portion of the incentive fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the incentive fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an incentive fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 15.0% of such amount, minus the aggregate amount of actual incentive fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and six months ended June 30, 2026 and 2025, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of June 30, 2026 and December 31, 2025, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent Capital Group LP ("Crescent"), its employees and certain officers and directors of the Company. As of June 30, 2026 and December 31, 2025, Crescent, its employees and certain officers and directors of the Company owned 2.93% and 2.83%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

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

As of June 30, 2026 and December 31, 2025, Sun Life Financial Inc. ("Sun Life"), the parent of Crescent, owned 6.04% and 6.02% of the Company’s outstanding common stock, respectively. Sun Life is also a $2,000 participating lender of the Company's Series 2024A Unsecured Notes - 2028, a $10,000 participating lender of the Company's Series 2024A Unsecured Notes - 2030 and a $10,000 participating lender of the Company's Series 2025A Unsecured Notes - 2029 all described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2026 were as follows (in thousands):

	Fair Value as of December 31, 2025	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2026	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
Affordable Care, Inc. (ACI)	$—	$7,290	$—	$—	$6	$7,296	$23
AX VI INV2 Holding AB	18,262	406	(12,512)	1,598	(3,170)	4,584	456
ASP MCS Acquisition	60	—	—	—	12	72	—
Bayside Opco, LLC	9,918	213	(27)	—	138	10,242	437
Isagenix International, LLC	1,354	83	(22)	—	(269)	1,146	19
Transportation Insight, LLC	—	5,161	—	—	755	5,916	134
TSX Fiber	—	1,429	—	—	368	1,797	13
Total Non-Controlled Affiliates	$29,594	$14,582	$(12,561)	$1,598	$(2,160)	$31,053	$1,082

The Company’s investments in non-controlled affiliates for the six months ended June 30, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$15,110	$289	$—	$—	$1,790	$17,189	$748
ASP MCS Acquisition	728	—	—	—	-	728	—
Bayside Opco, LLC	7,920	205	(27)	—	1,294	9,392	562
Isagenix International, LLC	2,005	164	—	—	(445)	1,724	212
Slickdeals Holdings, LLC	14,766	577	(38)	—	(2,332)	12,973	784
Vivid Seats Ltd.	910	—	—	—	(321)	589	—
WhiteHawk III Onshore Fund L.P.	5,354	—	(4,957)	—	(397)	-	430
Total Non-Controlled Affiliates	$46,793	$1,235	$(5,022)	$—	$(411)	$42,595	$2,736

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

The Company’s investments in controlled affiliates for the six months ended June 30, 2026 were as follows (in thousands):

	Fair Value as of December 31, 2025	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2026	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,333	$—	$(10,292)	$(3,427)	$3,386	$-	$53
First Eagle Logan JV, LLC(1)	33,386	—	—	—	(5,447)	27,939	3,240
Loadmaster Derrick & Equipment, Inc.	3,438	—	(63)	—	—	3,375	24
Lion Cashmere Bidco Limited	—	13,654	—	(7,482)	6,988	13,160	44
Slickdeals Holdings, LLC	13,194	—	(146)	—	(2,990)	10,058	222
Total Controlled Affiliates	$60,351	$13,654	$(10,501)	$(10,909)	$1,937	$54,532	$3,583

The Company’s investments in controlled affiliates for the six months ended June 30, 2025 were as follows (in thousands)

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2025	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$9,221	$1,397	$(1,285)	$—	$1,245	$10,578	$348
First Eagle Logan JV, LLC(1)	32,575	—	(80)	—	1,716	34,211	2,800
Loadmaster Derrick & Equipment, Inc.	3,476	—	(63)	—	928	4,341	75
OEM Group, LLC	2,779	—	(2,214)	(3,800)	3,235	—	—
Total Controlled Affiliates	$48,051	$1,397	$(3,642)	$(3,800)	$7,124	$49,130	$3,223

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

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$388,464	$373,862	$(14,602)	$370,529	$350,795	$(19,734)
Unitranche First Lien	1,069,697	1,039,165	(30,532)	1,068,444	1,047,747	(20,697)
Unitranche First Lien - Last Out	18,438	18,733	295	25,382	26,290	908
Senior Secured Second Lien	14,355	14,666	311	15,234	12,180	(3,054)
Unsecured Debt	25,639	25,180	(459)	18,144	19,003	859
Equity & Other	64,568	69,162	4,594	61,139	77,225	16,086
LLC/LP Equity Interests	43,900	29,900	(14,000)	44,597	36,178	(8,419)
Total investments	$1,625,061	$1,570,668	$(54,393)	$1,603,469	$1,569,418	$(34,051)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
Health Care Equipment & Services	$393,039	25.0%	$427,641	27.3%
Software & Services	316,129	20.1	319,087	20.3
Commercial & Professional Services	298,354	19.0	241,265	15.4
Consumer Services	144,171	9.2	138,499	8.8
Diversified Financials	95,776	6.1	93,081	5.9
Insurance	91,066	5.8	89,672	5.7
Pharmaceuticals, Biotechnology & Life Sciences	68,746	4.4	72,836	4.6
Retailing	47,392	3.0	64,344	4.1
Automobiles & Components	34,157	2.2	33,775	2.2
Food, Beverage & Tobacco	16,378	1.0	14,754	0.9
Technology, Hardware & Equipment	15,487	1.0	11,352	0.7
Consumer Durables & Apparel	13,160	0.8	12,004	0.8
Capital Goods	12,215	0.8	28,989	1.8
Household & Personal Products	7,445	0.5	7,268	0.5
Transportation	6,919	0.4	4,246	0.3
Materials	5,713	0.4	5,812	0.4
Energy	3,375	0.2	3,438	0.2
Food & Staples Retailing	1,146	0.1	1,355	0.1
Total investments	$1,570,668	100.0%	$1,569,418	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$1,379,059	87.9%	$1,371,016	87.3%
United Kingdom	72,515	4.7	81,059	5.2
Australia	33,600	2.1	31,367	2.0
Switzerland	24,273	1.5	24,766	1.6
Canada	24,108	1.5	20,479	1.3
Netherlands	12,963	0.8	13,430	0.9
Germany	10,698	0.7	-	-
Jersey	6,632	0.4	6,741	0.4
Sweden	4,584	0.3	18,262	1.2
Finland	2,132	0.1	2,192	0.1
Belgium	104	0.0	106	0.0
Total investments	$1,570,668	100.0%	$1,569,418	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2026 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$373,862	$373,862
Unitranche First Lien	—	15,690	1,023,475	1,039,165
Unitranche First Lien – Last Out	—	—	18,733	18,733
Senior Secured Second Lien	—	—	14,666	14,666
Unsecured Debt	—	—	25,180	25,180
Equity & Other	39	—	69,123	69,162
Subtotal	$39	$15,690	$1,525,039	$1,540,768
Investments Measured at NAV (1)	—	—	—	29,900
Total Investments	$39	$15,690	$1,525,039	$1,570,668

Cash Equivalents	$6,994	$—	$—	$6,994
Interest Rate Swaps - Liabilities	—	3,040	—	3,040
Foreign Currency Forward Contracts - Assets	—	1,255	—	1,255
Foreign Currency Forward Contracts - Liabilities	—	1,756	—	1,756

The following table presents fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$350,795	$350,795
Unitranche First Lien	—	9,290	1,038,457	1,047,747
Unitranche First Lien – Last Out	—	—	26,290	26,290
Senior Secured Second Lien	—	-	12,180	12,180
Unsecured Debt	—	—	19,003	19,003
Equity & Other	43	46	77,136	77,225
Subtotal	$43	$9,336	$1,523,861	$1,533,240
Investments Measured at NAV (1)	—	—	—	36,178
Total Investments	$43	$9,336	$1,523,861	$1,569,418

Cash Equivalents	$2,967	$—	$—	$2,967
Foreign Currency Forward Contracts - Assets	—	2,135	—	2,135
Foreign Currency Forward Contracts - Liabilities	—	2,134	—	2,134

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2026, based off of the fair value hierarchy as of June 30, 2026 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2026	$350,795	$1,038,457	$26,290	$12,180	$19,003	$77,136	$1,523,861
Amortized discounts/premiums	630	1,446	42	5	124	—	2,247
Paid in-kind interest	626	1,509	-	193	1,253	—	3,581
Net realized gain (loss)	(12,182)	(8,785)	—	(3,482)	—	(2,514)	(26,963)
Net change in unrealized appreciation (depreciation)	4,842	(7,762)	(660)	3,363	(1,276)	(11,488)	(12,981)
Purchases	55,881	93,393	(6,609)	11,041	13,429	4,713	171,848
Sales/return of capital/principal repayments/paydowns	(26,730)	(86,542)	(330)	(8,634)	(7,353)	1,229	(128,360)
Transfers in	—	3,471	—	—	—	47	3,518
Transfers out	—	(11,712)	—	—	—	—	(11,712)
Balance as of June 30, 2026	$373,862	$1,023,475	$18,733	$14,666	$25,180	$69,123	$1,525,039
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(6,063)	$(12,859)	$(660)	$(98)	$(860)	$(8,213)	$(28,753)

During the six months ended June 30, 2026, the Company recorded $11,712 of transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $3,518 of transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2025, based off of the fair value hierarchy as of June 30, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2025	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Amortized discounts/premiums	755	2,971	34	21	82	—	3,863
Paid in-kind interest	1,187	2,401	443	167	1,214	—	5,412
Net realized gain (loss)	(7,671)	4	—	(693)	—	(454)	(8,814)
Net change in unrealized appreciation (depreciation)	5,590	(2,915)	1,263	1,971	50	2,604	8,563
Purchases	42,573	107,727	9,670	—		2,288	162,258
Sales/return of capital/principal repayments/paydowns	(40,737)	(110,478)	—	(2,315)	—	-	(153,530)
Transfers in	—	3,507	—	—	—	—	3,507
Transfers out	—	—	—	—	—	—	—
Balance as of June 30, 2025	$381,325	$1,017,151	$26,151	$23,502	$18,871	$68,173	$1,535,173
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(809)	$(1,741)	$1,263	$1,669	$51	$2,150	$2,583

During the six months ended June 30, 2025, the Company recorded no transfers from Level 3 to Level 2 and $3,507 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$348,583	Discounted Cash Flows	Discount Rate	6.3%	-	28.7%	(9.7%)
	24,407	Enterprise Value	Comparable EBITDA Multiple	4.8x	-	11.7x	(9.3x)
	872	Transactions Precedent	Transaction Price			N/A
	$373,862

Unitranche First Lien	934,632	Discounted Cash Flows	Discount Rate	7.0%	-	18.7%	(9.7%)
	54,654	Enterprise Value	Comparable EBITDA Multiple	6.9x	-	11.6x	(10.1x)
	9,436	Transactions Precedent	Transaction Price			N/A
	24,753	Broker Quoted	Broker Quote			N/A
	$1,023,475

Unitranche First Lien - Last Out	18,733	Discounted Cash Flows	Discount Rate	7.6%	-	17.1%	(11.7%)
	$18,733

Senior Secured Second Lien	3,251	Discounted Cash Flows	Discount Rate	10.5%	-	10.5%	(10.5%)
	375	Enterprise Value	Comparable EBITDA Multiple			3.2x
	11,040	Transactions Precedent	Transaction Price			N/A
	$14,666

Unsecured Debt	19,844	Discounted Cash Flows	Discount Rate	8.8%	-	14.3%	(10.9%)
	5,336	Enterprise Value	Comparable EBITDA Multiple	9.5x	-	11.7x	(10.7x)
	$25,180

Equity & Other	67,005	Enterprise Value	Comparable EBITDA Multiple	3.2x	-	25.1x	(14.1x)
	2,118	Transactions Precedent	Transaction Price			N/A
	$69,123

Total	$1,525,039

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$303,854	Discounted Cash Flows	Discount Rate	4.7%	-	19.5%	(9.8%)
	38,452	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	11.7x	(9.0x)
	8,489	Transaction Precedent	Transaction Price			N/A
	$350,795

Unitranche First Lien	897,161	Discounted Cash Flows	Discount Rate	7.6%	-	19.1%	(9.8%)
	41,357	Enterprise Value	Comparable EBITDA Multiple	6.7x	-	12.0x	(9.1x)
	33,097	Transactions Precedent	Transaction Price			N/A
	66,842	Broker Quoted	Broker Quote			N/A
	$1,038,457

Unitranche First Lien - Last Out	18,905	Discounted Cash Flows	Discount Rate	7.6%	-	15.9%	(11.3%)
	7,385	Enterprise Value	Comparable EBITDA Multiple			10.6x
	$26,290

Senior Secured Second Lien	8,076	Discounted Cash Flows	Discount Rate	11.7%	-	12.7%	(12.3%)
	4,104	Enterprise Value	Comparable EBITDA Multiple			3.3x
	$12,180

Unsecured Debt	16,904	Discounted Cash Flows	Discount Rate	10.6%	-	15.5%	(13.6%)
	2,099	Enterprise Value	Comparable EBITDA Multiple			11.7x
	$19,003

Equity & Other	77,136	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	28.0x	(13.7x)
	$77,136

Total	$1,523,861

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

•
The significant unobservable inputs used in the discounted cash flow approach are the discount rates used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments.
•
The significant unobservable inputs used in the enterprise value approach are comparable EBITDA and revenue multiples. Increases and decreases in market EBITDA multiples and revenue would result in an increase or decrease in the fair value, respectively.

Note 6. Debt

Debt consisted of the following (in thousands):

	June 30, 2026				December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)
SPV Asset Facility	$500,000	377,800	$122,200	$371,964	$400,000	$329,600	$70,400	$326,385
SMBC Corporate Revolving Facility	335,000	257,601	77,399	256,242	310,000	138,402	171,598	136,698
Series 2021A Unsecured Notes(4)	—	—	—	—	135,000	135,000	—	134,963
FCRX Unsecured Notes(5)	—	—	—	—	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	—	—	—	—	50,000	50,000	—	49,957
Series 2024A Unsecured Notes - 2028(7)	35,000	35,000	—	34,823	35,000	35,000	—	34,770
Series 2024A Unsecured Notes - 2030(8)	80,000	80,000	—	79,461	80,000	80,000	—	79,388
Series 2025A Unsecured Notes - 2029.1(9)(10)	67,500	67,500	—	65,675	—	—	—	—
Series 2025A Unsecured Notes - 2031(10)(11)	67,500	67,500	—	64,982	—	—	—	—
Series 2025A Unsecured Notes - 2029.2(12)	50,000	50,000	—	49,799	—	—	—	—
Total Debt	$1,135,000	$935,401	$199,599	$922,945	$1,121,600	$879,602	$241,998	$873,761

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented includes netting of deferred financing costs.
(3)
As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of December 31, 2025, the fair value of the Series 2021A Unsecured Notes was approximately $134,487.
(5)
As of December 31, 2025, the fair value of the FCRX Unsecured Notes was approximately $111,823.
(6)
As of December 31, 2025, the fair value of the Series 2023A Unsecured Notes was approximately $50,207.
(7)
As of June 30, 2026 and December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2028 was approximately $34,879 and $35,074.
(8)
As of June 30, 2026 and December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2030 was approximately $79,754 and $80,660.
(9)
As of June 30, 2026 the fair value of the Series 2025A Unsecured Notes -2029.1 was approximately $65,675, net the effective portion of the fair value of the interest rate swap.
(10)
Carrying value includes the effective portion of the fair value of the interest rate swaps, as further discussed in Note 7.
(11)
As of June 30, 2026 the fair value of the Series 2025A Unsecured notes - 2031 was approximately $64,982, net the effective portion of the fair value of the interest rate swap.
(12)
As of June 30, 2026 the fair value of the Series 2025A Unsecured Notes -2029.2 was approximately $50,058.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2026 and 2025 was 6.18% and 6.63%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2026 and 2025 was $925,685 and $900,619 respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2026, all the debt would be deemed to be Level 3 of the fair value hierarchy. As of December 31, 2025, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes would be deemed to be Level 2 of the fair value hierarchy.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its debt arrangements.

SPV Asset Facility

On March 28, 2016, Crescent Capital BDC Funding, LLC (“CCAP SPV”), a wholly owned subsidiary of CCAP, entered into a loan and security agreement, as amended from time to time (the “SPV Asset Facility”), with the Company as the collateral manager, seller and equity holder, CCAP SPV as the borrower, the banks and other financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, and lender. CCAP SPV is consolidated into the Company’s financial statements and no gain or loss is recognized from transfer of assets to and from CCAP SPV. The obligations of CCAP SPV under the SPV Asset Facility were secured by substantially all assets held by CCAP SPV, which are not available to creditors.

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

On May 21, 2026, CCAP SPV entered into the Ninth Amendment to Loan and Security Agreement. The Amendment, among other things, (a) increased the spread from 1.95% to 2.00%, and (b) increased the facility size from $400,000 to $500,000, (c) extended the last day of the reinvestment period to May 21, 2029, and the stated maturity date to May 21, 2031, and (d) reduced the non-usage fee from 0.50% to 0.35%.

The maximum commitment amount under the SPV Asset Facility is $500,000 and may be increased with the consent of Wells Fargo or reduced upon request of the Company. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to the Company in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the Borrower voluntarily reduces the commitments to zero, (b) May 21, 2031 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 2.00% margin with no floor. The Company pays unused facility fees of 0.35% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. The facility size is subject to availability under the borrowing base, which is based on the amount of CCAP SPV’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the SPV Asset Facility were $5,836 and $3,215, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

SMBC Corporate Revolving Facility

On October 27, 2021, the Company entered into a senior secured revolving credit agreement, as amended from time to time, with Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender (the “SMBC Corporate Revolving Facility”).

On December 3, 2024, the Company amended the SMBC Corporate Revolving Facility. The amendment, among other things, (i) decreased the size of the aggregate revolving commitment from $350,000 to $285,000, (ii) added an initial term commitment of $25,000 for an aggregate facility size of $310,000, (iii) increased the interest rate by 0.125% so that borrowings under the revolving commitment will bear interest at the applicable benchmark rate plus 2.000% or 2.125%, subject to certain provisions, (iii) extended the facility termination to December 3, 2029 and (iv) extended the facility revolving commitment period termination to December 1, 2028. The obligations of the Company under the SMBC Corporate Revolving Facility were secured by substantially all assets held by the Company, which are not available to creditors.

On June 18, 2026, the Company increased the dollar commitments from $140,000 to $165,000 and increased the maximum principal amount of the SMBC Corporate Revolving Facility from $310,000 to $335,000.

The maximum principal amount of the SMBC Corporate Revolving Facility is $335,000, comprised of $25,000 term loan and $310,000 revolving commitment, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 2.000% or 2.125%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. The Company pays unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on December 3, 2029.

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an a straight line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the SMBC Corporate

Revolving Facility were $1,360 and $1,704, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2021A Unsecured Notes were recorded as deferred financing costs and were amortized over the life of the Series 2021A Unsecured Notes on a straight line basis which approximates the effective interest method. As of December 31, 2025, deferred financing costs related to the Series 2021A Unsecured Notes were $36, which were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

FCRX Unsecured Notes

On March 9, 2023, in connection with the acquisition of First Eagle Alternative Capital BDC, Inc., the Company assumed $111,600 of 5.00% unsecured notes (the "FCRX Unsecured Notes"). On May 22, 2026, the Company repaid the FCRX Unsecured Notes in full.

Series 2023A Unsecured Notes

On May 9, 2023, the Company completed a private offering of $50,000 aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026 ("Series 2023A Unsecured Notes"). On June 29, 2026, the Company exercised its option to prepay Series 2023A Unsecured Notes in full.

Costs incurred in connection with issuing the Series 2023A Unsecured Notes were recorded as deferred financing costs and were amortized over the life of the Series 2023A Unsecured Notes on a straight line basis which approximates the effective interest method. As of December 31, 2025, deferred financing costs related to the Series 2023A Unsecured Notes were $43, which were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2028 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2028 on a straight line basis. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $177 and $231 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2030 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2030 on a straight line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2024A Unsecured Notes - 2030 of $539 and $612 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Series 2025A Unsecured Notes - 2029.1 and 2031

On February 13, 2026, the Company issued $135,000 aggregate principal amount of two tranches of senior unsecured notes: (a) $67,500 5.87% notes due February 13, 2029 ("Series 2025A Unsecured Notes - 2029.1") and (b) $67,500 6.20% notes due February 13, 2031 ("Series 2025A Unsecured Notes – 2031"). Interest on both unsecured notes is payable semiannually, on the 13th day of February and August in each year, commencing with August 13, 2026. Both tranches may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2029.1 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2029.1 on a straight line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2025A Unsecured Notes - 2029.1 of $688 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2031 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2031 on a straight line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2025A Unsecured Notes - 2031 of $726 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Series 2025A Unsecured Notes - 2029.2

On May 22, 2026, the Company issued $50,000 5.97% notes due May 22, 2029 ("Series 2025A Unsecured Notes - 2029.2") Interest is payable semiannually, on the 22nd day of May and November in each year, commencing with November 22, 2026. These notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2029.2 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2029.2 on a straight line basis which approximates the effective interest method. As of June 30, 2026, deferred financing costs related to the Series 2025A Unsecured Notes - 2029.2 of $201 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Other Debt Financing Costs

The borrowing expenses incurred by the Company's credit facilities and unsecured debt were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Borrowing interest expense (1)	13,989	$13,298	$26,902	$27,024
Unused facility fees	193	250	411	539
Amortization of financing costs	681	1,603	1,292	2,224
Interest and other debt financing costs	$14,863	$15,151	$28,605	$29,787
Weighted average outstanding balance	$943,502	$898,893	$925,685	$900,619

(1) For the three and six months ended June 30, 2026, borrowing interest expense includes $139 and $(28) of the impact related to the interest rate swaps and hedged items Series 2025A Unsecured Notes - 2029.1 and 2031, respectively. There were no interest rate swaps outstanding for the comparative period.

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

During the six months ended June 30, 2026 and 2025 the Company’s average U.S. dollar ("USD") notional exposure to foreign currency forward contracts was $78,549 and $71,809, respectively.

The following table sets forth the Company’s net exposure to derivative contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2026	Wells Fargo Bank, N.A.	$1,255	$(1,756)	$(501)	$440	$(61)
June 30, 2026	Goldman Sachs Bank USA	$—	$(3,040)	$(3,040)	$3,560	$520
December 31, 2025	Wells Fargo Bank, N.A.	$2,135	$(2,134)	$1	$—	$1

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on foreign currency forward contracts	$203	$-	$203	$-
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(427)	(5,120)	(502)	(5,977)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(224)	$(5,120)	$(299)	$(5,977)

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the six months ended June 30, 2026 and 2025, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the three Months Ended June 30,		For the six Months Ended June 30,		Financial Statement Location
	2026	2025	2026	2025
Interest rate swaps	$142	$-	$139	$-	Interest and debt financing expenses
Hedged items	(51)	-	(28)	-	Interest and debt financing expenses

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, the Company had aggregate unfunded commitments totaling $195,208 and $211,864, respectively, including foreign denominated commitments converted to USD at the balance sheet date, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2026		As of December 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
3SI Security Systems (17)	Term Loan	12/16/2026	47	12/16/2026	—
Affordable Care Inc. (5)	Revolver	6/29/2031	6	8/2/2027	6
Action Signature Acquisition, Inc. (5)	Revolver	12/17/2027	264	12/17/2027	397
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Affinitiv, Inc. (5)	Revolver	7/26/2027	425	7/26/2027	425
Alcanza Clinical Research (5)	Revolver	—	—	12/15/2027	63
Alcanza Clinical Research (5)	Delayed Draw Term Loan	11/6/2030	229	11/6/2030	1,446
Annuity Health (17)	Revolver	2/8/2029	800	2/8/2029	800
APC Bidco Limited (12)	Delayed Draw Term Loan	—	—	11/10/2027	1,216
Apps Associates LLC (5)	Revolver	7/2/2027	560	7/2/2027	560
Apps Associates LLC (5)	Revolver	7/2/2027	200	7/2/2027	200
Arrow Management Acquisition, LLC (5)	Revolver	7/25/2032	1,054	7/25/2032	1,008
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	7/25/2027	3,955	7/25/2032	4,581
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	832
Auveco Holdings (5)	Revolver	5/5/2028	600	5/5/2028	525
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	532	12/20/2028	835
Avidity Acquisition B.V. (7)	Delayed Draw Term Loan	3/4/2029	504	3/4/2032	518
AX VI INV2 Holding AB (Voff) (8)	Term Loan	—	—	8/31/2029	81
AX VI INV2 Holding AB (Voff) (8)	Revolver	—	—	8/31/2029	436
Balance Partners (5)	Revolver	4/3/2030	550	4/3/2030	550
Balance Partners (7)	Delayed Draw Term Loan	11/20/2027	5,450	11/20/2027	5,450
Bandon Fitness (Texas) Inc. (17)	Delayed Draw Term Loan	—	—	7/27/2028	560
Bandon Fitness (Texas) Inc. (17)	Term Loan	—	—	7/27/2028	125
Banker's Toolbox, Inc. (5)	Revolver	7/27/2029	2,406	7/27/2029	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2027	521	5/31/2026	634
Belay Inc. (5)	Revolver	12/31/2028	650	6/25/2026	650
Beyond Risk Management, Inc. (5)	Revolver	3/13/2033	550	—	—
Beyond Risk Management, Inc. (6)	Delayed Draw Term Loan	3/9/2028	1,250	—	—
Blue Mantis (5)	Revolver	8/19/2030	324	8/19/2030	324
Blue Mantis (7)	Delayed Draw Term Loan	4/24/2027	860	4/24/2027	3,657
BV MRP Buyer, LLC (5)	Revolver	1/21/2032	1,000	—	—
BV MRP Buyer, LLC (7)	Delayed Draw Term Loan	1/21/2028	3,400	—	—
BVI Medical Inc. (5)	Revolver	3/7/2032	694	3/7/2032	821
BVI Medical Inc. (7)	Delayed Draw Term Loan	9/7/2027	107	3/7/2032	284
C-4 Analytics (5)	Revolver	5/14/2030	1,295	5/14/2030	1,295
C-4 Analytics (7)	Delayed Draw Term Loan	—	—	5/14/2030	4,650
CallRevu, LLC (5)	Revolver	10/10/2032	200	10/10/2032	200
Career Certified, LLC (5)	Revolver	2/19/2031	350	2/19/2031	350
Career Certified, LLC (7)	Delayed Draw Term Loan	2/19/2031	152	2/19/2031	152
Cary Street Partners Financial LLC (5)	Revolver	5/30/2031	350	5/30/2031	350
Cary Street Partners Financial LLC (7)	Delayed Draw Term Loan	5/30/2027	2,540	5/30/2031	2,672
CC Amulet Management, LLC (5)	Revolver	8/31/2027	5	8/31/2027	5
Centria Subsidiary Holdings, LLC (5)	Revolver	6/9/2027	632	6/9/2027	1,974
Claritas, LLC (5)	Revolver	3/31/2028	1,950	3/31/2028	1,950
Concord III, LLC (17)	Revolver	12/20/2028	138	12/20/2028	138
Conservice Midco LLC (5)	Revolver	2/25/2033	1,314	—	—
ConvenientMD (5)	Revolver	6/15/2029	138	6/15/2029	413
CRS TH Holdings, Corp. (5)	Revolver	12/31/2032	300	12/31/2032	300
CRS TH Holdings, Corp. (7)	Delayed Draw Term Loan	12/31/2027	450	12/31/2027	450
DataVail (5)	Revolver	1/4/2029	88	1/4/2029	220
DataVail (5)	Revolver	1/4/2029	48	1/4/2029	120
Dawson Logan 2025-L5, LP (17)	Delayed Draw Term Loan	10/9/2040	3,483	—	—
DecisionHR Holdings, Inc (5)	Delayed Draw Term Loan	12/8/2027	500	12/8/2031	500
DecisionHR Holdings, Inc (5)	Revolver	12/8/2031	250	12/8/2031	250
Duraserv LLC (5)	Revolver	6/10/2030	571	6/10/2030	774
Duraserv LLC (7)	Delayed Draw Term Loan	3/3/2027	735	3/3/2027	735
Eagle Midco B.V. (Avania) (11)	Delayed Draw Term Loan	7/5/2029	—	7/5/2029	2,895
Effective School Solutions LLC (5)	Revolver	11/30/2027	—	11/30/2027	121
Effective School Solutions LLC (5)	Revolver	11/30/2027	—	11/30/2027	24
EMS Buyer, Inc. (5)	Revolver	11/23/2027	440	11/23/2027	303
Envocore Holding, LLC (5)	Revolver	—	—	12/31/2027	2,778
Essential Services Holding Corporation (5)	Revolver	6/17/2031	520	6/17/2031	558
Essential Services Holding Corporation (7)	Delayed Draw Term Loan	—	—	6/17/2030	1,487
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2028	414	10/30/2028	506
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2030	729	4/30/2030	729
Flow Service Partners Intermediate Holdco LLC (5)	Revolver	11/19/2030	469	11/19/2030	507
Flow Service Partners Intermediate Holdco LLC (7)	Delayed Draw Term Loan	11/19/2030	250	11/19/2030	900
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2029	690	12/21/2029	690
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	—	3/31/2027	122
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	146	3/31/2027	2,500
Galway Borrower, LLC (5)	Revolver	—	—	9/30/2028	368
Galway Borrower, LLC (5)	Revolver	—	—	9/30/2028	565
Galway Borrower, LLC (5)	Delayed Draw Term Loan	—	—	9/30/2028	485
GB Eagle Buyer, Inc. (5)	Revolver	11/29/2030	513	11/29/2030	513

GB Eagle Buyer, Inc. (5)	Revolver	12/1/2030	1,183	12/1/2030	1,183
GB Eagle Buyer, Inc. (7)	Delayed Draw Term Loan	—	—	12/1/2030	2,973
Gener8, LLC (5)	Revolver	5/19/2026	299	2/19/2026	299
GH Parent Holdings Inc. (5)	Revolver	5/4/2029	1,931	5/4/2029	1,819
GH Parent Holdings Inc. (7)	Delayed Draw Term Loan	5/4/2027	1,512	5/4/2029	4,752
GrapeTree Medical Staffing, LLC (5)	Revolver	6/30/2026	600	4/30/2026	600
Great Lakes Dental Partners, LLC (5)	Revolver	—	—	6/23/2027	73
Guardian Access Solutions (5)	Revolver	8/24/2029	150	8/24/2029	150
Halo Buyer, Inc. (5)	Revolver	8/7/2029	278	8/7/2029	335
Hamsard 3778 Limited (10)	Delayed Draw Term Loan	10/28/2031	1,456	10/28/2031	1,479
Headlands Buyer, Inc. (5)	Delayed Draw Term Loan	9/29/2027	687	9/29/2027	687
Headlands Buyer, Inc. (5)	Revolver	9/29/2032	293	9/29/2032	321
Hercules Borrower LLC (5)	Revolver	12/15/2028	1,778	12/15/2028	1,778
HES Intermediate Holdings II, LLC (17)	Delayed Draw Term Loan	3/2/2028	1,411	—	—
HES Intermediate Holdings II, LLC (5)	Revolver	3/2/2033	1,096	—	—
HGH Purchaser, Inc. (5)	Revolver	11/1/2029	297	11/1/2029	545
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	1,100	5/25/2027	645
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	150	—	—
Homecare Partners Management, LLC (7)	Delayed Draw Term Loan	12/31/2026	824	—	—
Hospice Care Buyer, Inc. (5)	Revolver	3/31/2028	337	1/28/2028	406
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,067	6/2/2028	1,177
Hsid Acquisition, LLC (5)	Revolver	1/31/2028	750	1/31/2028	750
iLending LLC (5)	Revolver	12/21/2028	251	12/21/2028	359
Imagenet, LLC (5)	Revolver	12/31/2030	650	12/31/2030	650
Infobase (5)	Revolver	6/14/2028	918	6/14/2028	638
Integrity Marketing Acquisition, LLC (17)	Revolver	8/28/2028	1,409	8/28/2028	1,409
Iris Buyer, LLC (5)	Revolver	10/2/2030	1,514	10/2/2030	1,514
Iris Buyer, LLC (7)	Delayed Draw Term Loan	8/4/2026	703	10/2/2030	705
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	3,519	6/7/2030	3,519
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	610	—	—
Java Buyer, Inc. (5)	Delayed Draw Term Loan	2/6/2028	1,734	—	—
Java Buyer, Inc. (5)	Revolver	2/6/2028	764	—	—
Jordan Bidco, Ltd. (11)	Delayed Draw Term Loan	2/28/2027	3,511	8/31/2028	3,568
JTM Foods LLC (5)	Revolver	5/14/2029	20	5/14/2029	60
Just Right HVAC, LLC (5)	Revolver	2/13/2029	280	—	—
Just Right HVAC, LLC (7)	Delayed Draw Term Loan	2/13/2028	293	—	—
King Mid LLC (5)	Revolver	4/23/2031	1,400	4/23/2031	1,400
King Mid LLC (6)	Delayed Draw Term Loan	4/23/2027	1,209	4/23/2031	3,080
King Mid LLC (7)	Delayed Draw Term Loan	1/30/2028	2,500	—	—
Klick Inc. (5)	Revolver	11/5/2032	2,198	11/5/2032	2,198
Klick Inc. (7)	Delayed Draw Term Loan	11/5/2027	—	11/5/2032	2,198
Landscape Workshop, LLC (5)	Revolver	5/16/2031	2,270	5/16/2031	1,894
Landscape Workshop, LLC (7)	Delayed Draw Term Loan	5/16/2027	64	5/16/2032	2,551
Lash Opco LLC (5)	Revolver	9/18/2027	376	9/18/2027	375
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2027	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	—	10/25/2027	153
Lightspeed Buyer, Inc. (17)	Delayed Draw Term Loan	2/6/2028	1,402	—	—
Lightspeed Buyer, Inc. (5)	Revolver	—	—	2/3/2027	1,100
Lightspeed Buyer, Inc. (5)	Revolver	2/6/2032	318	—	—
Lion Cashmere Bidco Limited (15)	Delayed Draw Term Loan	—	—	3/23/2028	3,240
Mario Purchaser, LLC (5)	Revolver	4/26/2029	634	4/26/2028	91
Marlin DTC-LS Midco 2, LLC (5)	Revolver	5/1/2027	100	7/1/2026	143
MB2 Dental (5)	Revolver	2/13/2031	363	2/13/2031	350
MB2 Dental (7)	Delayed Draw Term Loan	3/11/2027	621	—	—
Medical Review Institute of America (5)	Revolver	7/1/2030	800	7/1/2030	736
Medicus IT (5)	Revolver	6/30/2032	963	6/30/2032	1,018
Medicus IT (5)	Revolver	6/30/2032	464	6/30/2032	490
Medicus IT (7)	Delayed Draw Term Loan	7/9/2026	2,800	6/30/2032	2,800
Medicus IT (7)	Delayed Draw Term Loan	6/30/2027	157	6/30/2032	157
MeriCal, LLC (5)	Revolver	7/31/2026	28	1/23/2026	195
MeriCal, LLC (5)	Revolver	7/31/2026	56	—	—
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	—	—	7/21/2027	1
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	60	7/21/2027	90
Minuteman Security Technologies, Inc. (5)	Revolver	2/2/2029	1,000	2/2/2029	1,000
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	10/17/2027	2,650	2/2/2029	2,650
Miracle Mile Holdings, LLC (5)	Revolver	11/1/2028	70	11/1/2028	70
Miracle Mile Holdings, LLC (7)	Delayed Draw Term Loan	2/28/2027	2,878	11/1/2028	5,027
MRI Software LLC (5)	Revolver	2/10/2028	1,159	2/10/2028	1,236
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	960	6/15/2027	960
Net Health Acquisition Corp. (5)	Revolver	7/5/2031	1,705	7/5/2031	1,705
New Era Technology, Inc. (5)	Revolver	6/30/2030	542	6/30/2030	357
Newcleus, LLC (5)	Revolver	8/2/2026	435	8/2/2026	435
Newcleus, LLC (17)	Delayed Draw Term Loan	—	—	8/2/2026	458
NRG Controls (7)	Delayed Draw Term Loan	10/28/2030	—	10/28/2030	800
NRG Controls (5)	Revolver	10/28/2030	225	10/28/2030	450
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500
Oliver Packaging LLC (5)	Revolver	7/6/2029	351	7/6/2028	351
Omega Systems Intermediate Holdings, Inc. (5)	Delayed Draw Term Loan	1/15/2027	821	1/15/2031	821
Omega Systems Intermediate Holdings, Inc. (5)	Revolver	1/15/2031	320	1/15/2031	347

Omni Ophthalmic Management Consultants, LLC (5)	Revolver	—	—	1/31/2026	225
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	—	—	1/31/2026	300
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	263	12/19/2029	263
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	525	12/19/2029	525
Ontario Systems, LLC	Revolver	9/1/2028	500	3/2/2027	—
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	450	8/10/2027	500
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	—	—	4/29/2030	578
Patriot Acquisition Topco S.A.R.L (17)	Delayed Draw Term Loan	—	—	1/29/2028	13
Patriot Acquisition Topco S.A.R.L (7)	Revolver	1/29/2028	1,770	1/29/2026	1,643
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
PCS Retirement (5)	Revolver	3/1/2030	700	3/1/2030	700
PCS Retirement (7)	Delayed Draw Term Loan	3/25/2028	—	3/1/2030	798
Pi Buyer, LLC (5)	Revolver	8/29/2032	500	8/29/2032	500
Pi Buyer, LLC (7)	Delayed Draw Term Loan	8/29/2027	1,015	8/29/2032	1,450
Pipe Bidco GMBH (7)	Delayed Draw Term Loan	1/13/2030	2,497	—	—
Pitch MidCo B.V. (5)	Delayed Draw Term Loan	4/26/2028	1,143	4/26/2031	1,175
Plasma Buyer LLC (PathGroup) (12)	Delayed Draw Term Loan	3/31/2027	388	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	4	5/12/2029	4
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	148	8/31/2029	199
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	2,361	8/5/2027	2,125
Quorum Health Resources (5)	Revolver	5/26/2027	597	5/26/2027	597
Receivable Solutions, Inc. (5)	Revolver	6/30/2027	10	4/1/2026	120
Receivable Solutions, Inc. (5)	Revolver	6/30/2027	277	—	—
REP Behavioral Health, LLC (5)	Revolver	12/31/2030	1,136	12/31/2030	1,208
REP Behavioral Health, LLC (5)	Delayed Draw Term Loan	12/31/2030	1,870	12/31/2030	2,500
Right Networks, LLC (5)	Revolver	5/21/2029	300	5/21/2029	570
RN Enterprises, LLC (5)	Revolver	10/17/2031	815	10/17/2031	1,164
RN Enterprises, LLC (5)	Delayed Draw Term Loan	10/17/2031	1,549	10/17/2031	1,965
RWA Wealth Partners, LLC. (5)	Revolver	11/15/2030	1,400	11/15/2030	1,400
RWA Wealth Partners, LLC. (6)	Delayed Draw Term Loan	11/15/2030	3,778	11/15/2030	3,778
Safco Dental Supply, LLC (5)	Revolver	6/30/2028	258	3/31/2026	258
Saturn Borrower Inc (5)	Revolver	11/10/2028	1,319	11/10/2028	1,356
Schellman Holdings, LLC (7)	Delayed Draw Term Loan	4/21/2028	893	—	—
Schellman Holdings, LLC (5)	Revolver	4/21/2033	1,339	—	—
SC MidCo Oy (7)	Delayed Draw Term Loan	—	—	3/19/2032	93
Security Risk Advisors Intl, LLC (5)	Revolver	9/30/2031	433	9/30/2031	433
Security Risk Advisors Intl, LLC (7)	Delayed Draw Term Loan	9/30/2027	650	9/30/2031	650
Seko Global Logistics Network, LLC (7)	Delayed Draw Term Loan	5/10/2027	13	11/27/2029	61
Seniorlink Incorporated (5)	Revolver	12/31/2029	458	12/31/2029	458
Seniorlink Incorporated (5)	Revolver	12/31/2029	1,038	12/31/2029	1,038
SIG Parent Holdings, LLC	Revolver	8/21/2031	350	—	—
SIG Parent Holdings, LLC (4)	Delayed Draw Term Loan	2/25/2028	6,750	—	—
Slickdeals Holdings, LLC (5)	Revolver	6/30/2030	731	6/30/2030	582
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Soltis (5)	Revolver	8/5/2030	500	8/5/2030	500
Soltis (7)	Delayed Draw Term Loan	4/30/2028	1,513	8/5/2030	1,513
Solvias AG (5)	Revolver	2/27/2032	3,237	2/27/2032	3,302
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	1,050
Staff Boom, LLC (5)	Revolver	9/19/2031	450	9/19/2031	450
Stepping Stones Healthcare Services, LLC (5)	Revolver	1/5/2033	1,887	—	—
Stepping Stones Healthcare Services, LLC (7)	Revolver	—	—	12/30/2026	755
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	—	—	12/30/2028	2,736
Strata Information Group, Inc. (5)	Revolver	12/31/2030	350	12/31/2030	700
Strata Information Group, Inc. (7)	Delayed Draw Term Loan	12/31/2030	882	12/31/2030	882
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	—	5/23/2028	660
Sun Acquirer Corp. (5)	Revolver	9/5/2027	1,812	9/5/2027	1,812
Sydney US Buyer Corp. (3B Scientific) (11)	Delayed Draw Term Loan	7/8/2029	8	7/8/2029	—
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	7/8/2029	3,690	7/8/2029	3,690
Teal Acquisition Co., Inc (5)	Revolver	9/22/2028	584	9/22/2028	876
Teal Acquisition Co., Inc (5)	Delayed Draw Term Loan	12/17/2026	564	9/22/2028	1,282
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	400	5/4/2029	400
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (7)	Delayed Draw Term Loan	9/4/2026	460	5/4/2029	460
The Hilb Group, LLC (5)	Revolver	10/31/2031	1,260	10/31/2031	1,451
The Hilb Group, LLC (5)	Delayed Draw Term Loan	10/31/2026	861	10/31/2031	2,367
Transportation Insight, LLC (5)	Revolver	—	—	6/18/2027	53
Transportation Insight, LLC (5)	Revolver	1/28/2029	316	3/31/2026	380
Tree Guardians Holdings LLC (5)	Revolver	1/26/2032	200	—	—
Tree Guardians Holdings LLC (7)	Delayed Draw Term Loan	1/26/2028	1,315	—	—
Trintech, Inc. (5)	Revolver	1/29/2033	726	—	—
Trintech, Inc. (6)	Delayed Draw Term Loan	1/29/2028	968	—	—
UHY Advisors , Inc. (5)	Revolver	11/21/2031	947	11/21/2031	853
UHY Advisors , Inc. (6)	Delayed Draw Term Loan	11/21/2031	1,534	11/21/2031	4,029
Unifeye Vision Partners (5)	Revolver	9/13/2027	—	9/13/2027	1,020
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	720	11/8/2029	900
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	7/29/2027	1,903	11/8/2029	2,450
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	12/22/2028	698

Vensure Employer Services, Inc. (5)	Delayed Draw Term Loan	3/4/2028	4,148	—	—
WCT Group Holdings, LLC (5)	Delayed Draw Term Loan	—	—	12/12/2029	43
WCT Group Holdings, LLC (17)	Revolver	12/12/2029	229	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	457	12/12/2029	457
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	229	12/12/2029	229
Winxnet Holdings LLC (5)	Revolver	12/31/2026	650	12/31/2026	650
Total			$195,208		$211,864

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2026 and December 31, 2025.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
May 7, 2026	June 30, 2026	July 15, 2026	Regular	$0.34
May 7, 2026	November 30, 2026	December 15, 2026	Special	$0.03
May 7, 2026	August 31, 2026	September 15, 2026	Special	$0.03
May 7, 2026	May 31, 2026	June 15, 2026	Special	$0.03
February 12, 2026	March 31, 2026	April 15, 2026	Regular	$0.42
November 12, 2025	December 31, 2025	January 15, 2026	Regular	$0.42
August 13, 2025	September 30, 2025	October 15, 2025	Regular	$0.42
May 8, 2025	June 30, 2025	July 15, 2025	Regular	$0.42
February 12, 2025	August 29, 2025	September 15, 2025	Special	$0.05
February 12, 2025	May 30, 2025	June 13, 2025	Special	$0.05
February 12, 2025	March 31, 2025	April 15, 2025	Regular	$0.42
February 12, 2025	February 28, 2025	March 14, 2025	Special	$0.05
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09

At June 30, 2026 and December 31, 2025, Crescent, Sun Life and other related parties owned 8.97% and 8.85%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2026 and December 31, 2025, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$(3,247)	$15,013	$(18,760)	$18,917
Weighted average common shares outstanding	36,854,446	37,061,547	36,888,816	37,061,547
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$(0.09)	$0.41	$(0.51)	$0.51

Note 11. Income Taxes

The Company’s aggregate unrealized appreciation and depreciation on investments for federal income tax purposes was as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Tax Cost(1)	$1,663,901	$1,636,409
Gross Unrealized Appreciation	$35,791	$45,347
Gross Unrealized Depreciation	(128,409)	(118,198)
Net Unrealized Investment Appreciation (Depreciation)	$(92,618)	$(72,851)

(1)
Tax cost includes cash equivalents.

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Income tax (benefit) provision	$25	$-	$25	$6
Excise tax (benefit) provision	481	400	1,033	895
Provision (benefit) for income and excise taxes	$506	$400	$1,058	$901

As of June 30, 2026 and December 31, 2025, $646 and $1,770, respectively, of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026		2025
Benefit (provision) for taxes on realized gain on investments	$(200)	$—	$(200)	$—	$—
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	—	-		—
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$(200)	$—	$(200)		$—

As of June 30, 2026 and December 31, 2025, $229 and $190, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of June 30, 2026 and December 31, 2025, $229 and $190, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the six months ended June 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$19.10	$19.98
Net investment income, net of taxes	0.78	0.90
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(1.29)	(0.39)
Net increase (decrease) in net assets resulting from operations	(0.51)	0.51
Distributions declared from net investment income(2)	(0.79)	(0.94)
Effects of rounding and share repurchases	0.02	—
Total increase (decrease) in net assets	(1.28)	(0.43)
Net asset value, end of period	$17.82	$19.55
Shares outstanding, end of period	36,845,952	37,061,547
Market value, end of period	$10.92	$14.10
Weighted average shares outstanding	36,888,816	37,061,547
Total return based on market value (3)	-16.87%	-22.14%
Total return based on net asset value (4)	-2.57%	2.55%
Ratio/Supplemental Data:
Net assets, end of period	$656,451	$724,716
Ratio of total net expenses to average net assets(5)(6)	13.56%	14.24%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.92%	4.08%
Ratio of net investment income before taxes to average net assets (6)	8.81%	9.49%
Ratio of interest and credit facility expenses to average net assets (6)	8.49%	8.22%
Ratio of net incentive fees to average net assets (6)	1.15%	1.94%
Portfolio turnover (7)	8.12%	10.07%
Asset coverage ratio	169%	180%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 13.99% and 14.29% for the six months ended June 30, 2026 and 2025, respectively, on an annualized basis.

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

For the six months ended June 30, 2026, the Company repurchased 123,333 shares totaling $1,667 at weighted average price $13.51 per share. There were no share repurchases for the six months ended June 30, 2025.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026.

On August 6, 2026, the Company's Board of Directors declared a regular third quarter cash dividend of $0.34 per share, payable on October 15, 2026 to stockholders of record as of September 30, 2026.

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

We are managed by Crescent Cap Advisors, LLC (the “Adviser”), an investment adviser that is registered with the SEC under the 1940 Act. CCAP Administration, LLC (the “Administrator”), provides the administrative services necessary for us to operate. Our management consists of investment and administrative professionals from the Adviser and Administrator along with our Board. The Adviser directs and executes our investment operations and capital raising activities subject to oversight from the Board, which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of seven directors, five of whom are independent.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$373.9	23.8%	$350.8	22.4%
Unitranche First Lien	1,039.2	66.2	1,047.8	66.7
Unitranche First Lien - Last Out	18.6	1.2	26.2	1.7
Senior Secured Second Lien	14.7	0.9	12.2	0.8
Unsecured Debt	25.2	1.6	19.0	1.2
Equity & Other	69.2	4.4	77.2	4.9
LLC/LP Equity Interests	29.9	1.9	36.2	2.3
Total investments	$1,570.7	100.0%	$1,569.4	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
New investments at cost:
Senior Secured First Lien	$6.8	$9.9	$56.6	$42.5
Unitranche First Lien	31.5	47.0	92.8	107.7
Unitranche First Lien - Last Out	—	—	—	9.7
Senior Secured Second Lien	11.0	—	11.0	—
Unsecured Debt	5.6	—	6.8	—
Equity & Other	2.1	0.6	4.7	2.3
LLC/LP Equity Interests	—	—	—	—
Total	$57.0	$57.5	$171.9	$162.2
Proceeds from investments sold or repaid:
Senior Secured First Lien	$6.9	$31.4	$26.8	$40.6
Unitranche First Lien	31.4	59.8	86.6	110.6
Unitranche First Lien - Last Out	—	—	0.3	—
Senior Secured Second Lien	—	0.7	8.6	17.0
Unsecured Debt	(1.4)	—	7.4	—
Equity & Other	(1.2)	—	(1.2)	—
LLC/LP Equity Interests	0.4	0.8	0.7	2.5
Total	$36.1	$92.7	$129.2	$170.7
Net increase (decrease) in portfolio	$20.9	$(35.2)	$42.7	$(8.5)

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	9.6%	10.0%
Percentage of debt bearing a floating rate (at fair value)	98.4%	98.0%
Percentage of debt bearing a fixed rate (at fair value)	1.6%	2.0%
Number of portfolio companies	192	184
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of June 30, 2026				As of December 31, 2025
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,443.6	95.2%	$1,434.1	97.5%	$1,435.9	95.9%	$1,427.2	98.0%
Non-Accrual	72.7	4.8%	37.3	2.5%	61.8	4.1%	28.8	2.0%
Total	$1,516.3	100.0%	$1,471.4	100.0%	$1,497.7	100.0%	$1,456.0	100.0%

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

As of June 30, 2026, we had investments in thirteen portfolio companies on non-accrual status, which represented 4.8% and 2.5% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had investments in eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of June 30, 2026 and December 31, 2025.

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

($ in millions)	As of June 30, 2026		As of December 31, 2025
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	67.3	4.3%	67.9	4.3%
2	1,273.6	81.0	1,290.2	82.2
3	187.7	12.0	165.5	10.5
4	36.4	2.3	33.8	2.2
5	5.7	0.4	12.0	0.8
Total	1,570.7	100.0%	1,569.4	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$36.3	$43.0	$74.2	$85.1
Total net expenses, including taxes	23.2	26.1	45.6	51.6
Net investment income	$13.1	$16.9	$28.6	$33.5
Net realized gain (loss) on investments and forward contracts	(17.8)	(2.9)	(29.5)	(9.4)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	1.5	1.0	(17.9)	(5.2)
Net realized and unrealized gains (losses)	$(16.3)	$(1.9)	$(47.4)	$(14.6)
Net increase (decrease) in net assets resulting from operations	$(3.2)	$15.0	$(18.8)	$18.9

Investment Income

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest from investments	$34.7	$40.2	$69.2	$80.0
Dividend income	1.2	1.8	4.2	3.2
Other income	0.4	1.0	0.8	1.9
Total investment income	$36.3	$43.0	$74.2	$85.1

Interest income, which includes amortization of upfront fees, decreased from $40.2 million for the three months ended June 30, 2025, to $34.7 million for the three months ended June 30, 2026, primarily due to a decline in benchmark rates and restructurings of certain debt investments. Included in interest from investments for the three months ended June 30, 2026 and 2025 are $0.2 million and $0.8 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $1.8 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026 due to lower dividend income from our investment in First Eagle Logan JV, LLC. For the three months ended June 30, 2026 and 2025, we recorded $0.4 million and $1.0 million of other income related to one-time arranger fees, respectively.

Interest income, which includes amortization of upfront fees, decreased from $80.0 million for the six months ended June 30, 2025, to $69.2 million for the six months ended June 30, 2026, primarily due to a decline in benchmark rates and restructurings of certain debt investments. Included in interest from investments for the six months ended June 30, 2026 and 2025 are $0.8 million and $1.6 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income increased from $3.2 million for the six months ended June 30, 2025 to $4.2 million for the six months ended June 30, 2026 due to higher dividend income from our investment in First Eagle Logan JV, LLC and other portfolio companies. For the six months ended June 30, 2026 and 2025, we recorded $0.8 million and $1.9 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest and other debt financing costs	$14.9	$15.1	$28.6	$29.8
Management fees, net of waiver	4.0	5.0	8.9	10.1
Income based incentive fees, net of waiver	2.3	3.6	3.9	7.0
Professional fees	0.6	0.9	1.1	1.6
Directors’ fees	0.2	0.2	0.3	0.3
Other general and administrative expenses	0.7	0.9	1.7	1.9
Total net expenses	$22.7	$25.7	$44.5	$50.7
Provision for income and excise taxes	0.5	0.4	1.1	0.9
Total	$23.2	$26.1	$45.6	$51.6

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended June 30, 2026 and 2025 interest and other debt financing costs were $14.9 million and $15.1 million, respectively. For the six months ended June 30, 2026 and 2025 interest and other debt financing costs were $28.6 million and $29.8 million, respectively. The decrease in interest and other debt financing costs was due to lower weighted average cost of debt related to a decline in benchmark rates net of higher weighted average debt outstanding.

Base Management Fees

For the three months ended June 30, 2026 and 2025, we incurred management fees, net of waivers, of $4.0 and $5.0 million, respectively. For the six months ended June 30, 2026 and 2025 we incurred management fees of $8.9 and $10.1 million, respectively. The decrease in the management fees was due to lower fee rate which became effective April 1, 2026.

Incentive Fees

For the three months ended June 30, 2026 and 2025, we incurred income based incentive fees, net of waivers, of $2.3 million and $3.6 million, respectively. For the six months ended June 30, 2026 and 2025, we incurred income based incentive fees, net of waivers, of $3.9 million and $7.0 million, respectively. The decrease in net incentive fees was driven by the impact of the fee waiver applied to the income incentive fees for the three months ended March 31, 2026 and the subsequent decrease in the income incentive fee rate which became effective April 1, 2026.

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

For the three months ended June 30, 2026 and 2025, professional fees were $0.6 million and $0.9 million, respectively. For six months ended June 30, 2026 and 2025, professional fees were $1.1 million and $1.6 million, respectively.

For the three months ended June 30, 2026 and 2025, other general and administrative expenses were $0.7 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, other general and administrative expenses were $1.7 million and $1.9 million, respectively.

Income and Excise Taxes

For the three months ended June 30, 2026 and 2025, we expensed income and excise taxes of $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, we expensed income and excise taxes of $1.1 million and $0.9 million, respectively.

Net Investment Income

For the three months ended June 30, 2026 and 2025, net investment income was $13.1 million or $0.36 per share and $16.9 million or $0.46 per share, respectively. For the six months ended June 30, 2026 and 2025, net investment income was $28.6 million or $0.78 per share and $33.5 million or $0.90 per share, respectively. The decrease in the per share net investment income was due to lower investment income earned net of lower expenses.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Realized losses on non-controlled and non-affiliated investments	$(12.6)	$(2.5)	$(23.7)	$(5.5)
Realized gains on non-controlled and non-affiliated investments	2.2	—	2.8	—
Realized losses on non-controlled and affiliated investments	—	—	—	—
Realized gains on non-controlled and affiliated investments	—	—	1.6	—
Realized losses on controlled investments	(7.7)	—	(11.1)	(3.8)
Realized gains on controlled investments	0.2	—	0.2	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	0.2	—	0.2	—
Realized losses on foreign currency transactions	—	(0.1)	—	(0.1)
Realized gains on foreign currency transactions	0.1	(0.4)	0.8	—
Net realized gains (losses) on investments	$(17.6)	$(3.0)	$(29.2)	$(9.4)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(9.3)	$(17.6)	$(42.7)	$(36.4)
Change in unrealized appreciation on non-controlled and non-affiliated investments	4.3	18.7	25.5	30.5
Change in unrealized depreciation on foreign currency translation	—	3.1	—	—
Change in unrealized appreciation on foreign currency translation	—	—	0.1	—
Change in unrealized depreciation on non-controlled and affiliated investments	(0.2)	(2.1)	(3.5)	(3.6)
Change in unrealized appreciation on non-controlled and affiliated investments	1.2	1.4	1.3	3.2
Change in unrealized depreciation on controlled and affiliated investments	(0.1)	0.4	(8.5)	—
Change in unrealized appreciation on controlled and affiliated investments	6.0	2.3	10.4	7.1
Change in unrealized depreciation on foreign currency forwards	(0.4)	(5.1)	(0.5)	(6.0)
Change in unrealized appreciation on foreign currency forwards	—	—	—	—
Net unrealized appreciation (depreciation) on investments	$1.5	$1.1	$(17.9)	$(5.2)
Net realized and unrealized gains (losses) on investments	$(16.1)	$(1.9)	$(47.1)	$(14.6)

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

During the six months ended June 30, 2026 and 2025, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $78.5 million and $71.8 million, respectively.

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

As of June 30, 2026, we had $35.7 million in cash and cash equivalents and restricted cash and cash equivalents and $199.6 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of June 30, 2026, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of June 30, 2026, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of June 30, 2026. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenant requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	June 30, 2026				December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$500.0	$377.8	$122.2	$372.0	$400.0	$329.6	$70.4	$326.4
SMBC Corporate Revolving Facility	335.0	257.6	77.4	256.2	310.0	138.4	171.6	136.7
Series 2021A Unsecured Notes	—	—	—	—	135.0	135.0	—	135.0
FCRX Unsecured Notes	—	—	—	—	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	—	—	—	—	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	35.0	—	34.8	35.0	35.0	—	34.8
Series 2024A Unsecured Notes - 2030	80.0	80.0	—	79.5	80.0	80.0	—	79.4
Series 2025A Unsecured Notes - 2029.1	67.5	67.5	—	65.7	—	—	—	—
Series 2025A Unsecured Notes - 2031	67.5	67.5	—	65.0	—	—	—	—
Series 2025A Unsecured Notes - 2029.2	50.0	50.0	—	49.8	—	—	—	—
Total Debt	$1,135.0	$935.4	$199.6	$922.9	$1,121.6	$879.6	$242.0	$873.9

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

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2026 and 2025 was 6.18% and 6.63%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2026 and 2025 was $925.7 million and $900.6 million, respectively. As of June 30, 2026 and December 31, 2025, the weighted average cost of debt was 6.13% and 5.83%, respectively.

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

On May 21, 2026, CCAP SPV entered into the Ninth Amendment to Loan and Security Agreement. The amendment, among other things, (a) increased the spread from 1.95% to 2.00%, (b) increased the facility size from $400.0 million to $500.0 million, (c) extended the last day of the reinvestment period to May 21, 2029, and the stated maturity date to May 21, 2031, and (d) reduced the non-usage fee from 0.50% to 0.35%.

The maximum commitment amount under the SPV Asset Facility is $500.0 million, and may be increased with the consent of Wells Fargo or reduced upon our request. Proceeds of the advances under the SPV Asset Facility may be used to acquire portfolio investments, to make distributions to us in accordance with the SPV Asset Facility, and to pay related expenses. The maturity date is the earlier of (a) the date the borrower voluntarily reduces the commitments to zero, (b) May 21, 2031 and (c) the date upon which Wells Fargo declares the obligations due and payable after the occurrence of an Event of Default. Borrowings under the SPV Asset Facility bear interest at daily simple SOFR plus a 2.00% margin with no floor. We pay unused facility fees of 0.35% per annum on committed but undrawn amounts under the SPV Asset Facility. The unused facility fee rate may vary based on the utilization. The SPV Asset Facility includes customary covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

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

On June 18, 2026, we increased the dollar commitments from $140.0 million to $165.0 million and increased the maximum principal amount of the SMBC Corporate Revolving Facility from $310.0 million to $335.0 million.

The maximum principal amount of the SMBC Corporate Revolving Facility is $335.0 million, comprised of $25.0 million term loan and $310.0 million revolving commitment, subject to availability under the borrowing base. Borrowings under the SMBC Corporate Revolving Facility bear interest at adjusted SOFR plus 2.000% or 2.125%, subject to certain provisions in the SMBC Corporate Revolving Facility agreement, with no benchmark rate floor. We pay unused facility fees of 0.375% per annum on committed but undrawn amounts under the SMBC Corporate Revolving Facility. Any amounts borrowed under the SMBC Corporate Revolving Facility, and all accrued and unpaid interest, will be due and payable, on December 3, 2029.

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

FCRX Unsecured Notes

On March 9, 2023, in connection with the FCRD Acquisitions, we assumed $111.6 million of 5.00% unsecured notes ("FCRX Unsecured Notes"). On May 22, 2026, the Company repaid the FCRX Unsecured Notes in full.

Series 2023A Unsecured Notes

On May 9, 2023, we completed a private offering of $50.0 million aggregate principal amount of 7.54% senior unsecured notes due July 28, 2026 ("Series 2023A Unsecured Notes"). On June 29, 2026, the Company exercised its option to prepay Series 2023A Unsecured Notes in full.

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

Series 2025A Unsecured Notes - 2029.1 and 2031

On February 13, 2026, we issued $135.0 million aggregate principal amount of two tranches of senior unsecured notes: (a) $67.5 million 5.87% notes due February 13, 2029 ("Series 2025A Unsecured Notes - 2029.1") and (b) $67.5 million 6.20% notes due February 13, 2031 ("Series 2025A Unsecured Notes – 2031"). Interest on both unsecured notes is payable semiannually, on the 13th day of February and August in each year, commencing with August 13, 2026. Both tranches may be redeemed in whole or in part, at our option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

In connection with the issuance of the Series 2025A Unsecured Notes - 2029.1 and 2031, we entered into an interest rate swap to swap from a fixed rate of interest to a floating rate of interest. With respect to the Series 2025A Unsecured Notes - 2029.1, the notional amount of the interest rate swap is $67.5 million, pursuant to which we receive fixed rate interest at 5.87% and pay floating rate interest based on three month term SOFR plus 2.5325%. Such interest rate swap matures on February 13, 2029. With respect to the Series 2025A Unsecured Notes - 2031, the notional amount of the interest rate swap is $67.5 million, pursuant to which we receive a fixed rate interest at 6.20% and pay floating rate interest based on three month term SOFR plus 2.8050%. Such interest rate swap matures on February 13, 2031.

Series 2025A Unsecured Notes - 2029.2

On May 22, 2026, we issued $50.0 million 5.97% notes due May 22, 2029 ("Series 2025A Unsecured Notes - 2029.2"). Interest is payable semiannually, on the 22nd day of May and November in each year, commencing with November 22, 2026. These notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at par plus a “make-whole” premium, if applicable.

The summary of costs incurred in connection with our credit facilities and unsecured debt is presented below:

($ in millions)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Borrowing interest expense (1)	$14.0	$13.3	$26.9	$27.0
Unused facility fees	0.2	0.2	0.4	0.6
Amortization of financing costs	0.7	1.6	1.3	2.2
Interest and other debt financing costs	$14.9	$15.1	$28.6	$29.8
Weighted average outstanding balance	$943.5	$898.9	$925.7	$900.6

(1) For the three and six months ended June 30, 2026, includes $0.14 and $(0.05), and $0.14 and $(0.03) million, respectively, of the impact related to the interest rate swaps and hedged items Series 2025A Unsecured Notes - 2029.1 and 2031, respectively. There were no interest rate swaps outstanding for the comparative period.

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

As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 169% and 179%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $195.2 million and $211.9 million, respectively.

RECENT DEVELOPMENTS

On August 6, 2026, the Company's Board of Directors declared a regular third quarter cash dividend of $0.34 per share, payable on October 15, 2026 to stockholders of record as of September 30, 2026.

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

As of June 30, 2026, 98.4% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility, SMBC Corporate Revolving Facility and Series 2025A Unsecured Notes - 2029.1 and 2031 (synthetically via an interest rate swap) also bear interest at variable rates .

Assuming that our Consolidated Statement of Assets and Liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.2	7.7	6.5
Up 75 basis points	10.7	5.8	4.9
Up 50 basis points	7.1	3.9	3.2
Up 25 basis points	3.6	1.9	1.7
Down 25 basis points	(3.6)	(1.9)	(1.7)
Down 50 basis points	(7.1)	(3.9)	(3.2)
Down 75 basis points	(10.7)	(5.8)	(4.9)
Down 100 basis points	(14.2)	(7.7)	(6.5)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2026, we had £16.9 million, CHF 18.7 million, AUD $44.8, and SEK 11.6 notional exposure to foreign currency forward contracts related to investments totaling £17.6 million, CHF 19.0 million, AUD $45.7, and SEK 11.6.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2026, the Company repurchased 123,333 shares totaling $1.7 million at a weighted average price of $13.51 per share. There were no share repurchases for the six months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

2.2

Amendment No. 1, dated September 27, 2019, to Agreement and Plan of Merger by and among the Company, Atlantis Acquisition Sub, Inc., Alcentra Capital Corporation and Crescent Cap Advisors, LLC (incorporated by reference to Annex B to the Company’s Preliminary Proxy Statement filed on October 3, 2019).

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

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 30, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 30, 2020).

4.1	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 4, 2020).

10.1	Amended and Restated Investment Advisory Agreement (filed herewith).

10.2

Ninth Amendment to Loan and Security Agreement, dated May 21, 2026, by and among the Company, Crescent Capital BDC Funding, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 27, 2026).

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

Crescent Capital BDC, Inc.

Date: August 10, 2026	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: August 10, 2026	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer