Form 10-Q
period 2026-09-30
Crescent Capital BDC, Inc.
filed 2026-11-09
CIK 1633336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 9, 2026 was 36,845,952

1

CRESCENT CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

Crescent Capital BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,509,464 and $1,504,658, respectively)	$1,465,353	$1,479,473
Non-controlled affiliated investments (cost of $30,735 and $26,826, respectively)	30,884	29,594
Controlled investments (cost of $71,310 and $71,985, respectively)	58,915	60,351
Cash and cash equivalents	12,081	5,043
Restricted cash and cash equivalents	24,123	26,454
Interest and dividend receivable	7,672	9,333
Receivable from unsettled transactions	-	8,019
Unrealized appreciation on foreign currency forward contracts	338	2,135
Deferred tax assets	187	190
Other assets	1,894	1,543
Total assets	$1,601,447	$1,622,135

Liabilities
Debt (net of deferred financing costs of $8,809 and $5,841, respectively)	$909,275	$873,761
Distributions payable	12,528	15,527
Interest and other debt financing costs payable	9,633	12,370
Management fees payable	3,988	5,037
Incentive fees payable	2,400	3,468
Unrealized depreciation on foreign currency forward contracts	926	2,134
Unrealized depreciation on interest rate swaps	6,304	—
Deferred tax liabilities	187	190
Accrued expenses and other liabilities	3,274	3,610
Total liabilities	948,515	916,097

Commitments and Contingencies (Note 8)

Net assets
Preferred stock, par value $0.001 per share (10,000 shares authorized, zero outstanding, respectively)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,845,952 and 36,969,285 shares issued and outstanding, respectively)	37	37
Paid-in capital in excess of par value	955,363	957,030
Accumulated earnings (loss)	(302,468)	(251,029)
Total net assets	652,932	706,038
Total liabilities and net assets	$1,601,447	$1,622,135
Net asset value per share	$17.72	$19.10

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$32,333	$35,351	$97,077	$108,507
Paid-in-kind interest	2,126	2,143	5,241	6,231
Dividend income	167	286	1,111	458
Other income	419	407	1,186	2,325
From non-controlled affiliated investments:
Interest income	365	525	989	2,025
Paid-in-kind interest	325	294	738	1,100
Dividend income	—	—	—	258
Other income	—	—	45	—
From controlled investments:
Interest income	340	379	611	794
Paid-in-kind interest	91	—	163	—
Dividend income	720	1,960	3,960	4,760
Other income	—	7	—	15
Total investment income	36,886	41,352	111,121	126,473

Expenses:
Interest and other debt financing costs	15,054	13,876	43,659	43,663
Management fees	3,991	5,130	12,890	15,257
Income based incentive fees	2,400	3,586	7,695	10,684
Professional fees	485	544	1,645	2,177
Directors’ fees	163	159	495	486
Other general and administrative expenses	866	870	2,615	2,698
Total expenses	22,959	24,165	68,999	74,965
Management fees waiver	(2)	(11)	(14)	(44)
Income based incentive fees waiver	-	(12)	(1,441)	(67)
Net expenses	22,957	24,142	67,544	74,854
Net investment income before taxes	13,929	17,210	43,577	51,619
Provision for income and excise taxes	238	281	1,296	1,182
Net investment income	13,691	16,929	42,281	50,437
Net realized and unrealized gains (losses) on investments:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(2,855)	(2,908)	(23,785)	(8,413)
Non-controlled affiliated investments	-	(1,996)	1,598	(1,996)
Controlled investments	-	—	(10,909)	(3,800)
Foreign currency transactions	488	(105)	1,271	(204)
Foreign currency forward contracts	225	—	428	—
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments and foreign currency translation	(5,206)	(8,835)	(22,376)	(14,758)
Non-controlled affiliated investments	(459)	2,642	(2,619)	2,231
Controlled investments	4,317	403	6,254	7,527
Foreign currency forward contracts	(87)	972	(589)	(5,005)
Net realized and unrealized gains (losses) on investments	(3,577)	(9,827)	(50,727)	(24,418)
Benefit (provision) for taxes on realized gain on investments	-	—	(200)	—
Net increase (decrease) in net assets resulting from operations	$10,114	$7,102	$(8,646)	$26,019

Per common share data:
Net increase (decrease) in net assets resulting from operations per share (basic and diluted):	$0.27	$0.19	$(0.23)	$0.70
Weighted average shares outstanding (basic and diluted):	36,845,952	37,060,595	36,874,371	37,061,226

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2026	36,845,952	$37	$955,363	$(298,949)	$656,451
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	13,691	13,691
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(2,142)	(2,142)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(1,435)	(1,435)
Benefit (provision) for taxes on realized gain on investments	-	-	-	-	-
Repurchases of common stock	-	-	-	-	-
Distributions from distributable earnings	-	-	-	(13,633)	(13,633)
Total increase (decrease) for the three months ended September 30, 2026	-	$-	$-	$(3,519)	$(3,519)
Balance at September 30, 2026	36,845,952	$37	$955,363	$(302,468)	$652,932

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	36,969,285	$37	$957,030	$(251,029)	$706,038
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	42,281	42,281
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(31,397)	(31,397)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(19,330)	(19,330)
Benefit (provision) for taxes on realized gain on investments	-	-	-	(200)	(200)
Repurchases of common stock	(123,333)	-	(1,667)	-	(1,667)
Distributions from distributable earnings	-	-	-	(42,793)	(42,793)
Total increase (decrease) for the nine months ended September 30, 2026	(123,333)	$-	$(1,667)	$(51,439)	$(53,106)
Balance at September 30, 2026	36,845,952	$37	$955,363	$(302,468)	$652,932

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)
(Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	37,061,547	$37	$959,098	$(234,419)	$724,716
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	16,929	16,929
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(5,009)	(5,009)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(4,818)	(4,818)
Repurchases of common stock	(21,890)	-	(333)	-	(333)
Distributions from distributable earnings	-	-	-	(17,410)	(17,410)
Total increase (decrease) for the three months ended September 30, 2025	(21,890)	$-	$(333)	$(10,308)	$(10,641)
Balance at September 30, 2025	37,039,657	$37	$958,765	$(244,727)	$714,075

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	37,061,547	$37	$959,098	$(218,498)	$740,637
Net increase (decrease) in net assets resulting from operations:
Net investment income	-	-	-	50,437	50,437
Net realized gain (loss) on investments, foreign currency transactions and foreign currency forwards	-	-	-	(14,413)	(14,413)
Net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and foreign currency translation	-	-	-	(10,005)	(10,005)
Repurchases of common stock	(21,890)	-	(333)	-	(333)
Distributions from distributable earnings	-	-	-	(52,248)	(52,248)
Total increase (decrease) for the nine months ended September 30, 2025	(21,890)	$-	$(333)	$(26,229)	$(26,562)
Balance at September 30, 2025	37,039,657	$37	$958,765	$(244,727)	$714,075

See accompanying notes

Crescent Capital BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,646)	$26,019
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(195,287)	(236,087)
Paid-in-kind interest income	(6,189)	(8,197)
Proceeds from sales of investments and principal repayments	167,807	256,683
Net realized (gain) loss on investments and foreign currency transactions	30,800	14,042
Net change in unrealized (appreciation) depreciation on investments and foreign currency translation	18,741	5,000
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	589	5,005
Amortization of premium and accretion of discount, net	(3,493)	(5,511)
Amortization of deferred financing costs	2,002	2,831
Change in operating assets and liabilities:
(Increase) decrease in receivable for unsettled transactions	8,019	(4,122)
(Increase) decrease in interest and dividend receivable	1,661	1,076
(Increase) decrease in deferred tax asset	3	565
(Increase) decrease in other assets	(351)	(1,404)
Increase (decrease) in management fees payable	(1,049)	53
Increase (decrease) in incentive fees payable	(1,068)	(731)
Increase (decrease) in interest and other debt financing costs payable	(2,737)	(2,465)
Increase (decrease) in deferred tax liability	(3)	(565)
Increase (decrease) in accrued expenses and other liabilities	(336)	(116)
Net cash provided by (used for) operating activities	$10,463	$52,076

Cash flows from financing activities:
Issuance of unsecured debt	185,000	115,000
Repayment of unsecured debt	(296,600)	—
Repurchases of common stock	(1,667)	(333)
Deferred financing and debt issuance costs paid	(4,970)	(1,065)
Distributions paid	(45,792)	(52,248)
Borrowings on credit facilities	490,095	293,009
Repayments on credit facilities	(331,794)	(417,991)
Net cash provided by (used for) financing activities	(5,728)	(63,628)
Effect of exchange rate changes on cash denominated in foreign currency	(28)	(67)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents and foreign currency	4,707	(11,619)
Cash, cash equivalents, restricted cash and cash equivalents and foreign currency, beginning of period	31,497	39,422
Cash, cash equivalents, restricted cash and cash equivalents and foreign currency, end of period(1)	$36,204	$27,803

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$44,243	$43,290
Cash paid during the period for taxes	$2,018	$1,592
Accrued but unpaid distributions	$12,528	$15,557

(1)
As of September 30, 2026, the balance included cash and cash equivalents of $12,081 (including cash denominated in foreign currency of $2,304) and restricted cash and cash equivalents of $24,123 (including cash denominated in foreign currency of $816). As of September 30, 2025, the balance included cash and cash equivalents of $5,786 (including cash denominated in foreign currency of $3,035) and restricted cash and cash equivalents of $22,017 (including cash denominated in foreign currency of $520).

See accompanying notes

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (4)(5)	Unitranche First Lien Revolver			05/2028	$—	$(2)	0.0%	$—
Auveco Holdings	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.16%	05/2028	3,878	3,852	0.6	3,878
Continental Battery Company (9)	Unitranche First Lien Term Loan			07/2028	9,141	7,469	0.6	3,843
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			07/2028	3,371	2,765	0.2	1,417
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.40%	09/2028	12,424	12,341	1.9	12,310
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.40%	09/2028	8,788	8,737	1.3	8,707
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(10)	0.0	(17)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.40%	09/2028	2,381	2,364	0.4	2,359
					39,983	$37,516	5.0%	$32,497
Capital Goods
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	5.50%	12/2030	$47	$37	0.0%	$47
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.40%	12/2030	329	329	0.1	333
GB Eagle Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 450, 100 Floor	5.50%	12/2030	21	17	0.0	21
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.57%	12/2030	3,127	3,104	0.5	3,158
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (425 PIK), 100 Floor	10.22%	07/2029	3,432	3,406	0.5	2,921
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 600 (425 PIK), 100 Floor	10.22%	07/2029	155	151	0.0	80
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 600 (425 PIK), 100 Floor	10.22%	07/2029	81	80	0.0	69

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
TSX Fiber (6)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.91%	05/2030	$71	$71	0.0%	$71
TSX Fiber (6)	Senior Secured First Lien Term Loan	S + 600, 100 Floor	9.91%	11/2030	881	881	0.1	881
TSX Fiber (6)(9)	Senior Secured First Lien Term Loan			05/2031	1,014	487	0.1	881
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.36%	08/2027	1,948	1,942	0.4	1,896
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.26%	08/2027	871	868	0.1	848
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Revolver			08/2027	—	(2)	0.0	(13)
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.36%	04/2030	169	169	0.0	164
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.36%	04/2030	831	831	0.1	807
					12,977	$12,371	1.9%	$12,164
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Term Loan	S + 640, 100 Floor	10.13%	02/2029	$3,413	$3,404	0.5%	$3,413
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 640, 100 Floor	10.13%	04/2029	123	123	0.0	123
American Refrigeration	Senior Secured First Lien Term Loan	S + 640, 100 Floor	10.13%	04/2029	196	196	0.0	196
American Refrigeration	Senior Secured First Lien Term Loan	S + 640, 100 Floor	10.13%	05/2027	349	349	0.1	349
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.84%	10/2026	2,976	2,974	0.4	2,801
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(1)	0.0	(49)
BVTC Aggregator, LP	Senior Secured First Lien Term Loan	S + 500, 75 Floor	9.07%	07/2032	725	718	0.1	718
BVTC Aggregator, LP (4)(5)	Senior Secured First Lien Revolver			07/2032	—	(1)	0.0	(1)
BVTC Aggregator, LP (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			07/2032	—	(1)	0.0	(2)
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2032	—	(30)	0.0	(14)
BV MRP Buyer, LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	—	(9)	0.0	(4)
BV MRP Buyer, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	01/2032	8,060	7,984	1.2	8,027

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Conservice Midco LLC (4)(5)	Unitranche First Lien Revolver			02/2033	$—	$(6)	0.0%	$(3)
Conservice Midco LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.57%	02/2033	9,648	9,603	1.5	9,628
Career Certified, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	02/2031	296	295	0.0	296
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(2)	0.0	—
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	02/2031	2,173	2,160	0.3	2,173
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.65%	06/2031	1,752	1,749	0.3	1,748
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.65%	06/2030	345	339	0.1	343
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.65%	06/2031	4,725	4,699	0.7	4,713
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.65%	06/2031	1,070	1,070	0.2	1,065
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	11/2030	1,343	1,339	0.2	1,343
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	6.00%	11/2030	180	173	0.0	180
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	11/2030	2,505	2,482	0.4	2,505
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.15%	05/2029	12,515	12,452	1.9	12,467
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	9.15%	05/2029	83	73	0.0	75
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.15%	05/2029	7,186	7,186	1.1	7,159
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.15%	05/2029	3,854	3,835	0.6	3,834
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.82%	08/2029	1,073	1,060	0.1	926
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 600, 100 Floor	10.07%	08/2029	614	604	0.1	509
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600, 100 Floor	9.76%	08/2029	2,882	2,844	0.4	2,488
Halo Buyer, Inc. (5)	Unitranche First Lien Revolver	P + 600, 100 Floor	14.00%	02/2029	204	198	0.0	208
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.90%	02/2029	3,426	3,379	0.5	3,450

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(2)	0.0	(5)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.82%	12/2028	12,666	12,581	1.9	12,630
HES Intermediate Holdings II, LLC (4)(5)	Unitranche First Lien Revolver			03/2033	-	(10)	0.0	(3)
HES Intermediate Holdings II, LLC	Unitranche First Lien Term Loan	S + 525 (287.5 PIK), 75 Floor	9.32%	03/2033	6,966	6,900	1.1	6,944
HES Intermediate Holdings II, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (287.5 PIK), 75 Floor	9.32%	03/2033	653	644	0.1	647
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.65%	01/2028	3,616	3,601	0.5	3,550
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.65%	01/2028	2,726	2,714	0.4	2,676
Hsid Acquisition, LLC (4)(5)	Senior Secured First Lien Revolver			01/2028	-	-	0.0	(14)
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.92%	10/2031	300	297	0.0	297
Infobase	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.82%	06/2028	10,210	10,140	1.6	10,210
Infobase (4)(5)	Senior Secured First Lien Revolver			06/2028	-	(9)	0.0	-
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.07%	10/2031	10,303	10,111	1.6	10,200
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 800 (600 PIK), 100 Floor	12.07%	10/2031	971	954	0.1	962
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2031	—	(24)	0.0	(15)
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.32%	10/2031	2,185	2,177	0.3	2,163
Java Buyer, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	12/2030	669	665	0.1	665
Java Buyer, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	-	(3)	0.0	(2)
Java Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	12/2030	4,560	4,538	0.7	4,550
Landscape Workshop, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	05/2032	4,185	4,168	0.6	4,224
Landscape Workshop, LLC (4)(5)	Unitranche First Lien Revolver			05/2031	-	(18)	0.0	-
Landscape Workshop, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	05/2032	12,843	12,733	2.0	12,964

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 (1350 PIK)	13.50%	03/2027	$425	$424	0.1%	$345
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 (1350 PIK)	13.50%	03/2027	1,275	1,275	0.2	1,036
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600, 100 Floor	9.97%	07/2027	608	605	0.1	608
MHS Acquisition Holdings, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.97%	07/2027	215	213	0.0	215
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600, 100 Floor	9.97%	07/2027	90	90	0.0	90
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625, 100 Floor	10.22%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650, 100 Floor	10.47%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	—	(9)	0.0	(15)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.42%	02/2029	1,042	1,035	0.2	1,036
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.42%	02/2029	4,220	4,171	0.7	4,195
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.42%	02/2029	1,899	1,888	0.3	1,888
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(11)	0.0	(6)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.42%	02/2029	2,606	2,606	0.4	2,591
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.42%	02/2029	2,493	2,493	0.5	2,478
NRG Controls	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.15%	10/2030	711	711	0.2	711
NRG Controls	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.15%	10/2030	398	398	0.2	398
NRG Controls	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.15%	10/2030	798	794	0.1	798
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(4)	0.0	—
NRG Controls	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.15%	10/2030	3,038	3,010	0.6	3,038
Paradigm Management Services (8)	Senior Secured Second Lien Term Loan	1000	10.00%	05/2032	11,096	11,042	1.7	11,040
Prochant Acquisition Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	07/2031	800	794	0.1	794
Prochant Acquisition Inc. (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.07%	07/2031	25	24	0.0	24
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450, 100 Floor	11.25%	06/2027	255	254	0.0	255
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 500, 100 Floor	11.75%	06/2027	245	245	0.0	245
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.27%	06/2027	2,025	2,021	0.2	2,025

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	5.75%	10/2031	$629	$619	0.1%	$570
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	5.75%	10/2031	568	556	0.1	532
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.83%	10/2031	6,739	6,672	0.9	6,556
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.83%	10/2031	860	853	0.1	837
Schellman Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	04/2033	9,554	9,459	1.5	9,649
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			04/2033	-	(4)	0.0	9
Schellman Holdings, LLC (4)(5)	Unitranche First Lien Revolver			04/2033	-	(13)	0.0	13
Seko Global Logistics Network, LLC (9)(11)	Senior Secured First Lien Term Loan			05/2030	1,521	1,325	0.1	866
Seko Global Logistics Network, LLC (9)(11)	Senior Secured First Lien Revolver			05/2030	575	484	0.1	575
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Delayed Draw Term Loan	S + 1050 (950 PIK), 100 Floor	14.26%	11/2029	61	61	0.0	61
Seko Global Logistics Network, LLC (11)	Senior Secured First Lien Term Loan	S + 1050 (950 PIK), 100 Floor	14.26%	11/2029	116	116	0.0	116
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.56%	11/2031	4,064	4,054	0.6	4,064
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.82%	11/2031	253	247	0.0	253
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.51%	11/2031	4,504	4,481	0.7	4,506
Vensure Employer Services, Inc. (5)	Unitranche First Lien Term Loan	S + 500, 50 Floor	8.76%	09/2031	2,668	2,668	0.4	2,669
Vensure Employer Services, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	-	(17)	0.0	-
					211,023	$209,103	31.9%	$208,450
Consumer Services
Bandon Fitness (Texas) Inc.	Unitranche First Lien Term Loan	S + 650 (50 PIK), 100 Floor	10.47%	07/2028	$4,667	$4,632	0.6%	$4,160
Bandon Fitness (Texas) Inc.	Unitranche First Lien Revolver	S + 650 (50 PIK), 100 Floor	10.40%	07/2028	403	400	0.1	359
Bandon Fitness (Texas) Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (50 PIK), 100 Floor	10.41%	07/2028	2,072	2,060	0.3	1,847
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.53%	11/2027	7,401	7,383	1.1	7,167
Effective School Solutions LLC	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.52%	11/2027	1,450	1,439	0.2	1,404
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.52%	11/2027	290	290	0.0	281

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.86%	10/2028	$13,222	$13,215	2.0%	$13,169
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650, 100 Floor	10.76%	10/2028	1,197	1,196	0.2	1,191
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	10.11%	10/2028	3,250	3,209	0.5	3,192
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.47%	12/2029	4,123	4,083	0.6	4,082
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.47%	12/2029	1,384	1,378	0.2	1,370
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.47%	12/2029	1,375	1,363	0.2	1,362
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Revolver	S + 525, 75 Floor	6.00%	12/2029	78	72	0.0	71
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.47%	12/2029	1,502	1,498	0.2	1,487
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.47%	12/2029	572	564	0.1	566
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.47%	12/2029	1,732	1,707	0.3	1,714
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	6.00%	12/2029	2,348	2,348	0.4	2,323
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (375 PIK), 75 Floor	11.17%	11/2029	3,502	3,501	0.5	3,368
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 700 (375 PIK), 75 Floor	11.17%	11/2029	3,468	3,444	0.5	3,336
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650, 75 Floor	10.33%	11/2029	1,103	1,117	0.2	1,044
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 700 (375 PIK), 75 Floor	11.17%	11/2029	8,250	8,168	1.2	7,934
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 525, 75 Floor	9.15%	06/2028	368	360	0.1	368
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.01%	06/2029	9,978	9,917	1.5	9,978
HS Spa Holdings Inc. (Hand & Stone) (8)	Unsecured Debt	1237.5 (1237.5 PIK)	12.38%	06/2030	2,142	2,126	0.3	2,079
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525, 75 Floor	9.01%	06/2029	865	854	0.1	865
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525, 75 Floor	9.07%	06/2029	969	966	0.1	969
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	12.22%	08/2027	5,267	5,247	0.8	4,897
Ingenio, LLC	Unitranche First Lien Term Loan	S + 800 (600 PIK), 100 Floor	12.22%	08/2027	2,333	2,334	0.3	2,169
Just Right HVAC, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.82%	02/2029	565	563	0.1	565
Just Right HVAC, LLC (4)(5)	Senior Secured First Lien Revolver			02/2029	-	(2)	0.0	-
Just Right HVAC, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.60%	02/2029	1,891	1,879	0.3	1,891

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (200 PIK), 75 Floor	9.89%	04/2029	$5,158	$5,140	0.7%	$4,768
Mario Purchaser, LLC (5)	Unsecured Debt	S + 1463.752 (1463.752 PIK)	14.64%	04/2032	5,345	5,290	0.7	4,602
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 600 (200 PIK), 75 Floor	9.89%	04/2029	515	508	0.1	436
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 600 (200 PIK), 75 Floor	9.89%	04/2029	9,686	9,598	1.4	8,953
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 600 (200 PIK), 100 Floor	9.89%	04/2029	476	471	0.1	440
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			05/2027	—	(0.0)	0.0	(2)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.50%	05/2027	2,809	2,809	0.4	2,748
PPV Intermediate Holdings LLC (Vetcor) (5)(12)	Unitranche First Lien Revolver	S + 575, 75 Floor	9.49%	08/2029	91	89	0.0	82
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575, 75 Floor	9.51%	08/2029	3,443	3,432	0.5	3,309
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 (1375 PIK)	13.75%	08/2030	1,557	1,542	0.2	1,501
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 (1475 PIK)	14.75%	08/2030	385	367	0.1	369
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	5.25%	01/2033	302	287	0.0	296
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.57%	01/2033	16,590	16,451	2.6	16,542
Tree Guardians Holdings LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	5.50%	01/2032	632	627	0.1	613
Tree Guardians Holdings LLC (4)(5)	Senior Secured First Lien Revolver			01/2032	—	(1)	0.0	(2)
Tree Guardians Holdings LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.57%	01/2032	1,144	1,137	0.2	1,133
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.32%	11/2029	1,459	1,453	0.2	1,459
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.32%	11/2029	1,613	1,606	0.2	1,613
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.32%	11/2029	180	175	0.0	180
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.32%	11/2029	2,421	2,421	0.4	2,421
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.57%	11/2029	1,531	1,511	0.2	1,530
USA Hometown Experts, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	6.50%	11/2029	546	533	0.1	545
					143,650	$142,757	21.2%	$138,744

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Cary Street Partners Financial LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.51%	05/2031	$1,262	$1,248	0.2%	$1,262
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Revolver			05/2031	—	(3)	0.0	—
Cary Street Partners Financial LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.82%	05/2031	1,778	1,759	0.3	1,778
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	—	(1)	0.0	—
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	—	(2)	0.0	—
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	12/2032	1,368	1,359	0.2	1,368
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	8.73%	06/2031	409	403	0.1	377
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 550 (275 PIK), 75 Floor	9.23%	06/2031	7,652	7,594	1.1	7,391
iLending LLC (5)	Unitranche First Lien Revolver			12/2028	—	—	0.0	—
iLending LLC (9)	Unitranche First Lien Term Loan			12/2028	2,544	2,438	0.1	385
iLending LLC (8)(9)(10)	Unitranche First Lien - Last Out Term Loan			12/2028	2,617	—	0.0	—
King Mid LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	5.50%	04/2031	328	322	0.1	328
King Mid LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.40%	04/2031	6,760	6,744	1.0	6,760
King Mid LLC (4)(5)	Unitranche First Lien Revolver			04/2031	—	(8)	0.0	—
King Mid LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.40%	04/2031	6,715	6,676	1.0	6,715
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	8.79%	11/2028	2,450	2,439	0.4	2,450
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	9.00%	11/2028	50	49	0.0	50
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.00%	11/2028	2,112	2,100	0.3	2,112
PCS Retirement	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.82%	03/2030	1,121	1,117	0.2	1,115
PCS Retirement (4)(5)	Unitranche First Lien Revolver			03/2030	—	(4)	0.0	(4)
PCS Retirement	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.82%	03/2030	4,501	4,476	0.7	4,476

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pi Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.90%	08/2032	$621	$618	0.1%	$602
Pi Buyer, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	—	(3)	0.0	(7)
Pi Buyer, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.90%	08/2032	3,027	3,008	0.5	2,987
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.64%	11/2030	1,157	1,150	0.2	1,158
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(7)	0.0	—
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.64%	11/2030	6,058	6,025	0.9	6,058
Soltis (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.32%	08/2030	1,062	1,058	0.2	1,062
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(6)	0.0	—
Soltis	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.32%	08/2030	1,837	1,815	0.2	1,837
Staff Boom, LLC (4)(5)	Senior Secured First Lien Revolver			09/2031	—	(3)	0.0	—
Staff Boom, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	09/2031	4,505	4,473	0.6	4,505
					59,934	$56,834	8.4%	$54,765
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	$250	$250	0.0%	$250
Loadmaster Derrick & Equipment, Inc. (5)(8)	Senior Secured Second Lien Revolver	1200	12.00%	01/2027	100	100	0.0	100
					350	350	—%	350
Food & Staples Retailing
Isagenix International, LLC (6)(9)	Senior Secured First Lien Term Loan			04/2028	$3,622	$3,199	0.1%	$882
					3,622	$3,199	0.1%	$882
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.12%	05/2029	$4,785	$4,755	0.8%	$4,785
JTM Foods LLC (5)	Senior Secured First Lien Revolver	P + 525, 100 Floor	12.25%	05/2029	780	775	0.1	780
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.47%	05/2029	651	648	0.1	651
					6,216	$6,178	1.0%	$6,216

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.57%	10/2029	$3,890	$3,868	0.6%	$3,890
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.32%	10/2029	1,976	1,971	0.3	1,976
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(4)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(4)	0.0	(1)
Annuity Health	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.82%	02/2029	4,229	4,188	0.6	4,221
Annuity Health	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.82%	02/2029	4,011	3,993	0.6	4,004
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	07/2032	622	621	0.1	668
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	9.07%	07/2032	550	539	0.1	550
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	07/2032	12,730	12,617	2.0	12,857
Avalign Technologies, Inc. (5)(9)	Unitranche First Lien Revolver			12/2028	1,139	1,086	0.1	402
Avalign Technologies, Inc. (9)	Unitranche First Lien Term Loan			12/2028	13,702	13,049	1.2	7,662
Affordable Care Inc. (ACI) (6)	Senior Secured First Lien Term Loan	S + 575, 75 Floor	9.82%	06/2031	576	570	0.1	576
Affordable Care Inc. (ACI) (6)	Senior Secured First Lien Term Loan	S + 625 (312.5 PIK), 75 Floor	10.32%	06/2031	1,644	1,644	0.3	1,644
Affordable Care Inc. (ACI) (6)(8)	Unsecured Debt	1000 (1000 PIK)	10.00%	06/2032	1,503	1,503	0.2	1,503
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.47%	05/2029	4,381	4,381	0.7	4,381
Bayside Opco, LLC (6)	Senior Secured First Lien Term Loan	S + 725, 100 Floor	11.47%	05/2029	1,550	1,550	0.2	1,550
Bayside Opco, LLC (5)(6)	Senior Secured First Lien Revolver	S + 725, 100 Floor	11.47%	05/2029	113	113	0.0	113
Bayside Opco, LLC (6)	Unsecured Debt	S + 1000 (1000 PIK)	14.22%	05/2029	2,327	2,083	0.4	2,327
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 625 (500 PIK), 75 Floor	10.01%	03/2032	335	332	0.0	289
BVI Medical Inc. (5)	Unitranche First Lien Revolver	S + 625 (500 PIK), 75 Floor	7.00%	03/2032	316	306	0.0	231
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 625 (500 PIK), 75 Floor	10.07%	03/2032	10,842	10,716	1.5	9,717

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.34%	08/2027	$4,885	$4,870	0.7%	$4,885
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.08%	08/2027	763	760	0.1	763
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 500	9.34%	08/2027	902	894	0.1	902
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver	P + 425, 100 Floor	11.25%	06/2028	553	548	0.1	553
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.99%	06/2028	11,072	11,049	1.7	11,072
ConvenientMD	Senior Secured First Lien Term Loan	S + 525	9.17%	06/2029	5,538	5,525	0.8	5,479
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 550	9.45%	06/2029	550	547	0.1	543
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.25%	11/2027	11,242	11,196	1.7	11,242
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 525, 100 Floor	9.25%	11/2027	110	108	0.0	110
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.25%	11/2027	958	953	0.1	958
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.25%	11/2027	2,053	2,053	0.3	2,053
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.25%	11/2027	1,439	1,432	0.2	1,439
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.76%	06/2029	13,287	13,002	1.5	10,019
GrapeTree Medical Staffing, LLC (9)	Senior Secured First Lien Term Loan			12/2026	6,074	5,995	0.5	2,986
GrapeTree Medical Staffing, LLC (4)(5)(9)	Senior Secured First Lien Revolver			12/2026	—	(1)	0.0	(305)
GrapeTree Medical Staffing, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			12/2026	3,544	3,498	0.3	1,742
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	—	(3)	0.0	7
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	—	(3)	0.0	—
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.48%	09/2032	1,695	1,680	0.3	1,712

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.23%	05/2027	$4,323	$4,308	0.7%	$4,323
Homecare Partners Management, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.47%	05/2027	2,015	2,011	0.3	2,015
Homecare Partners Management, LLC (4)(5)	Senior Secured First Lien Revolver			05/2027	—	(1)	0.0	—
Homecare Partners Management, LLC (4)(5)	Senior Secured First Lien Revolver			05/2027	—	(3)	0.0	—
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.47%	05/2027	3,234	3,195	0.5	3,234
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.16%	05/2027	1,053	1,048	0.2	1,053
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525, 100 Floor	9.47%	06/2030	847	847	0.1	847
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.03%	03/2028	14,355	14,344	2.2	14,355
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.03%	03/2028	2,622	2,584	0.4	2,622
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 550, 100 Floor	9.26%	03/2028	1,515	1,502	0.2	1,515
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.03%	03/2028	2,668	2,629	0.4	2,668
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.03%	03/2028	380	376	0.1	380
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (325 PIK), 100 Floor	8.44%	12/2027	2,752	2,752	0.4	2,542
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (325 PIK), 100 Floor	8.44%	12/2027	331	331	0.0	305
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650 (325 PIK)	8.44%	12/2027	442	442	0.1	408
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (325 PIK), 100 Floor	8.44%	12/2027	758	758	0.1	700
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(5)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.07%	06/2030	6,739	6,680	1.0	6,759
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(44)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500, 100 Floor	9.07%	06/2030	16,771	16,539	2.6	16,820
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575, 75 Floor	9.74%	10/2027	5,796	5,765	0.9	5,781
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 850 (75 PIK), 100 Floor	12.52%	03/2028	1,170	1,169	0.2	1,013
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (75 PIK), 100 Floor	10.58%	03/2028	466	465	0.1	403
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 850 (75 PIK), 100 Floor	12.49%	03/2028	2,238	2,235	0.3	1,938

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.97%	10/2027	$5,436	$5,428	0.8%	$5,396
Lighthouse Lab Services	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.97%	10/2027	1,227	1,223	0.2	1,218
Lightspeed Buyer, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2032	—	(6)	0.0	(13)
Lightspeed Buyer, Inc. (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	5.50%	02/2032	196	192	0.0	192
Lightspeed Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	02/2032	3,123	3,116	0.5	3,095
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.40%	02/2031	1,241	1,233	0.2	1,241
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	9.40%	02/2031	870	858	0.1	870
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550, 75 Floor	9.40%	02/2031	81	78	0.0	81
MB2 Dental (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550, 75 Floor	6.25%	02/2031	243	239	0.0	243
MB2 Dental	Unitranche First Lien Term Loan	S + 550, 75 Floor	9.40%	02/2031	6,006	5,967	0.9	6,006
Medical Review Institute of America (5)	Senior Secured First Lien Revolver	P + 500, 100 Floor	11.75%	07/2030	32	27	0.0	24
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	07/2030	5,586	5,548	0.8	5,529
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.17%	06/2027	4,331	4,315	0.7	4,331
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.17%	06/2027	5,376	5,355	0.8	5,376
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	9.17%	06/2027	160	156	0.0	160
Omni Ophthalmic Management Consultants, LLC (9)	Unsecured Debt			02/2027	301	301	0.0	212
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.57%	01/2028	2,790	2,769	0.4	2,790
Patriot Acquisition Topco S.A.R.L (4)(5)(11)	Unitranche First Lien Revolver			01/2028	—	(9)	0.0	—
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.57%	01/2028	11,626	11,547	1.8	11,626
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.57%	01/2028	356	352	0.1	356
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.57%	01/2028	4,336	4,319	0.7	4,336
Patriot Acquisition Topco S.A.R.L (8)(11)	Unsecured Debt	1400 (1400 PIK)	14.00%	02/2030	4,956	4,912	0.8	5,105
Patriot Acquisition Topco S.A.R.L (11)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.57%	01/2028	1,661	1,658	0.3	1,661

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Plasma Buyer LLC (PathGroup) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (625 PIK), 75 Floor	7.00%	03/2027	$295	$295	0.0%	$295
Plasma Buyer LLC (PathGroup) (9)	Unitranche First Lien Delayed Draw Term Loan			05/2029	302	279	0.0	149
Plasma Buyer LLC (PathGroup) (5)(9)	Unitranche First Lien Revolver			05/2029	911	840	0.1	448
Plasma Buyer LLC (PathGroup) (9)	Unitranche First Lien Term Loan			05/2029	8,003	7,379	0.6	3,956
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.90%	08/2028	9,071	9,015	1.4	9,013
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.90%	08/2028	4,922	4,921	0.7	4,890
Premier Dental Care Management, LLC (4)(5)	Unitranche First Lien Revolver			08/2027	—	(7)	0.0	(15)
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.90%	08/2028	4,036	4,030	0.6	4,010
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.00%	09/2027	9,975	9,889	1.5	9,975
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	10.00%	09/2027	1,554	1,544	0.2	1,554
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.70%	04/2030	2,064	2,052	0.3	2,064
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525, 100 Floor	9.22%	05/2028	5,110	5,099	0.8	5,103
Quorum Health Resources (4)(5)	Unitranche First Lien Revolver			05/2028	—	(2)	0.0	(1)
REP Behavioral Health, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.65%	12/2030	627	618	0.1	613
REP Behavioral Health, LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.65%	12/2030	387	374	0.1	378
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.65%	12/2030	5,649	5,598	0.9	5,617
Ro Health LLC (5)	Senior Secured First Lien Revolver	S + 500, 75 Floor	5.75%	08/2032	67	65	0.0	65
Ro Health LLC	Senior Secured First Lien Term Loan	S + 500, 75 Floor	9.07%	08/2032	800	794	0.1	794
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 700 (400 PIK), 100 Floor	11.00%	06/2028	402	400	0.0	288
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 700 (400 PIK), 100 Floor	11.22%	06/2028	4,124	4,082	0.5	3,338
Seniorlink Incorporated (5)	Unitranche First Lien Revolver			12/2029	—	1	0.0	—
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.68%	12/2029	8,462	8,475	1.3	8,462
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.68%	12/2029	4,613	4,576	0.7	4,613
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(5)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	$—	$(8)	0.0%	$(25)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590, 75 Floor	9.75%	12/2028	775	775	0.1	766
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590, 75 Floor	9.75%	12/2028	15,117	15,031	2.3	14,941
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	S + 600, 50 Floor	9.62%	07/2029	3,693	3,649	0.6	3,693
Sydney US Buyer Corp. (3B Scientific) (11)	Unitranche First Lien Term Loan	E + 600	8.60%	07/2029	3,502	3,522	0.6	3,966
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 50 Floor	9.61%	07/2029	1,991	1,961	0.3	1,977
Sydney US Buyer Corp. (3B Scientific) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 600	9.60%	07/2029	6,310	6,158	1.0	6,310
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.65%	05/2029	6,095	6,064	0.9	6,095
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(3)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.65%	05/2029	1,181	1,176	0.2	1,180
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.43%	06/2030	792	792	0.1	792
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.65%	06/2030	2,541	2,542	0.4	2,541
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.43%	05/2029	989	989	0.2	990
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(2)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.65%	05/2029	2,611	2,597	0.4	2,610
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 100 Floor	8.52%	05/2029	733	730	0.1	733
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Revolver			05/2029	—	—	0.0	—
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.72%	09/2027	2,111	2,103	0.3	2,014
Unifeye Vision Partners	Senior Secured First Lien Revolver	S + 550, 100 Floor	9.72%	09/2027	1,700	1,695	0.2	1,622
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 550, 100 Floor	9.72%	09/2027	3,675	3,661	0.6	3,506
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.72%	09/2027	3,534	3,533	0.6	3,371
					390,234	$386,007	56.2%	$366,927

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.67%	09/2027	$3,276	$3,271	0.5%	$3,193
Lash Opco LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(1)	0.0	(9)
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.67%	09/2027	3,340	3,335	0.5	3,256
Lash Opco LLC	Unitranche First Lien Term Loan	S + 700 (200 PIK), 100 Floor	11.00%	09/2027	36	36	0.0	35
Lash Opco LLC	Unitranche First Lien Term Loan	S + 775 (510 PIK), 100 Floor	11.67%	09/2027	1,084	1,083	0.2	1,056
					7,736	$7,724	1.2%	$7,531
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	04/2030	$3,213	$3,193	0.5%	$3,213
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(3)	0.0	—
Balance Partners	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	04/2030	2,151	2,137	0.3	2,151
Balance Partners (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	6.00%	04/2030	3,944	3,915	0.6	3,944
Balance Partners	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	04/2030	3,821	3,799	0.6	3,821
Beyond Risk Management, Inc.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.57%	03/2033	3,200	3,177	0.5	3,200
Beyond Risk Management, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			03/2033	—	(3)	0.0	—
Beyond Risk Management, Inc. (4)(5)	Unitranche First Lien Revolver			03/2033	—	(4)	0.0	—
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.82%	04/2030	11,251	11,252	1.7	11,139
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.82%	04/2030	386	383	0.1	382
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(0)	0.0	(7)
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.0	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.76%	08/2028	19,870	19,778	3.0	19,870
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 800 (200 PIK)	12.22%	12/2026	5,094	5,097	0.8	5,094
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			12/2026	—	(4)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.22%	10/2028	$8,925	$8,880	1.5%	$8,823
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(4)	0.0	(8)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.22%	10/2028	2,741	2,732	0.4	2,710
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	10/2028	985	979	0.1	973
SIG Parent Holdings, LLC (5)	Unitranche First Lien Revolver			08/2031	—	—	0.0	—
SIG Parent Holdings, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.42%	08/2031	2,878	2,865	0.4	2,875
SIG Parent Holdings, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2031	—	(30)	0.0	(6)
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.65%	10/2031	2,822	2,810	0.4	2,822
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475, 75 Floor	8.65%	10/2031	640	627	0.1	640
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.65%	10/2031	14,762	14,656	2.3	14,763
Vantage Insurance Partners, Inc. (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	10.07%	12/2028	78	74	0.0	54
Vantage Insurance Partners, Inc.	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.07%	12/2028	4,310	4,286	0.6	4,177
					91,071	$90,592	13.9%	$90,630
Materials
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	$4,121	$3,189	0.1%	$330
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	643	497	0.0	52
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	S + 700	10.89%	12/2027	747	734	0.1	747
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	312	242	0.0	25
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	1,067	826	0.0	86

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	12/2029	$4,182	$4,158	0.7%	$4,181
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	12/2029	259	257	0.0	259
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(4)	0.0	—
					11,331	$9,897	0.9%	$5,680
Pharmaceuticals, Biotechnology & Life Sciences
BioAgilytix	Senior Secured First Lien Term Loan	S + 650 (400 PIK)	10.67%	12/2028	$16,177	$16,075	2.2%	$14,600
BioAgilytix (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 650 (400 PIK)	10.67%	12/2028	841	834	0.1	759
Nephron Pharmaceuticals, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 920	12.86%	12/2027	7,054	7,001	1.0	6,515
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	09/2028	2,174	2,151	0.3	2,174
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	9.98%	09/2028	876	865	0.1	876
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	09/2028	1,200	1,193	0.2	1,200
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625, 100 Floor	9.98%	09/2028	287	286	0.0	287
Teal Acquisition Co., Inc (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600, 100 Floor	9.73%	09/2028	1,039	1,036	0.2	1,039
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	9.49%	09/2028	1,282	1,276	0.2	1,282
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	12/2029	3,282	3,233	0.6	3,282
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(6)	0.0	—
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(1)	0.0	—
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	12/2029	2,603	2,586	0.4	2,603
WCT Group Holdings, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500, 100 Floor	9.07%	12/2029	1,929	1,921	0.3	1,928
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	1
					38,744	$38,448	5.6%	$36,546

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
MeriCal, LLC (9)	Unitranche First Lien Term Loan			12/2026	$9,277	$7,010	0.5%	$3,353
MeriCal, LLC (9)	Senior Secured First Lien Revolver			12/2026	1,199	1,198	0.1	801
MeriCal, LLC	Senior Secured First Lien Revolver	S + 775, 100 Floor	11.82%	12/2026	56	56	0.0	56
Slickdeals Holdings, LLC (5)(7)	Unitranche First Lien Revolver			06/2030	—	—	0.0	—
Slickdeals Holdings, LLC (7)	Unitranche First Lien Term Loan	S + 525, 100 Floor	8.98%	06/2030	4,965	4,965	0.8	4,965
					15,497	$13,229	1.4%	$9,175
Software & Services
Affinitiv, Inc. (5)	Unitranche First Lien Revolver	S + 900 (200 PIK), 100 Floor	10.00%	07/2027	$113	$113	0.0%	$98
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 900 (200 PIK), 100 Floor	13.34%	07/2027	5,924	5,889	0.9	5,707
Apps Associates LLC (5)	Unitranche First Lien Revolver			01/2028	—	—	0.0	—
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.50%	01/2028	5,235	5,220	0.8	5,235
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.50%	01/2028	1,685	1,673	0.3	1,685
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 550, 100 Floor	9.50%	01/2028	80	74	0.0	80
Banker's Toolbox, Inc.	Unitranche First Lien Revolver	S + 450, 75 Floor	8.57%	07/2029	3,281	3,262	0.5	3,266
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.57%	07/2029	15,558	15,558	2.4	15,487
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2029	—	(18)	0.0	(11)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.00%	12/2028	4,690	4,665	0.7	4,690
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			12/2028	—	(3)	0.0	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.22%	12/2028	739	733	0.1	739
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.25%	07/2027	1,331	1,330	0.2	1,331
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.25%	07/2027	283	282	0.0	283
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.25%	07/2027	150	150	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.25%	07/2027	163	167	0.0	162

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	08/2030	$3,038	$3,028	0.5%	$2,995
Blue Mantis (5)	Senior Secured First Lien Revolver	S + 475, 75 Floor	8.82%	08/2030	551	544	0.1	539
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	08/2030	3,455	3,424	0.5	3,405
Blue Mantis	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.82%	08/2030	491	486	0.1	484
Blue Mantis (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	08/2030	1,062	1,062	0.2	1,034
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	8.76%	05/2030	555	543	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 500, 100 Floor	8.76%	05/2030	18,084	17,964	2.8	18,084
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450, 100 Floor	8.26%	03/2028	2,377	2,370	0.4	2,377
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(5)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450, 100 Floor	8.57%	03/2028	10,123	10,089	1.6	10,122
DataVail	Senior Secured First Lien Term Loan	S + 575, 100 Floor	9.82%	01/2029	6,953	6,919	1.0	6,791
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.65%	01/2029	396	394	0.1	387
DataVail (5)	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.51%	01/2029	499	496	0.1	486
DataVail (5)	Senior Secured First Lien Revolver	S + 575, 100 Floor	9.51%	01/2029	272	271	0.0	265
DecisionHR Holdings, Inc (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 100 Floor	5.50%	12/2031	100	98	0.0	100
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	—	(2)	0.0	—
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450, 100 Floor	8.23%	12/2031	1,617	1,607	0.2	1,617

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	09/2030	$13,129	$12,909	2.0%	$13,129
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(22)	0.0	—
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	09/2030	2,737	2,718	0.4	2,737
Imagenet, LLC (5)	Senior Secured First Lien Revolver	S + 500, 100 Floor	6.00%	12/2030	121	116	0.0	121
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500, 100 Floor	9.07%	12/2030	2,997	2,968	0.5	2,997
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.82%	12/2030	549	545	0.1	549
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	11/2029	12,660	12,567	1.9	12,660
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2029	—	(7)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	11/2029	1,083	1,077	0.2	1,083
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(3)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	270	262	0.0	269
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	06/2032	6,054	6,008	0.9	6,054
Medicus IT (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	5.75%	06/2032	27	26	0.0	27
Medicus IT (5)	Unitranche First Lien Revolver	P + 500, 75 Floor	11.75%	06/2032	130	127	0.0	130
Medicus IT	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	06/2032	6,826	6,781	1.0	6,826
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475, 75 Floor	8.82%	02/2028	1,036	1,033	0.2	1,005
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.82%	02/2028	19,328	19,272	2.9	18,748
MRI Software LLC (5)	Unitranche First Lien Revolver	S + 475, 100 Floor	8.82%	02/2028	386	382	0.0	294
MRI Software LLC	Unitranche First Lien Term Loan	S + 475, 100 Floor	8.82%	02/2028	1,259	1,255	0.2	1,221
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	—	(12)	0.0	—
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.65%	07/2031	13,063	12,972	2.0	13,063
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625, 100 Floor	10.47%	06/2030	171	171	0.0	2
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625, 100 Floor	10.47%	06/2030	5,015	5,015	0.6	3,829

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***		Fair Value
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	$—	$(9)	0.0	~~%~~	$—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550, 75 Floor	9.67%	10/2027	9,209	9,172	1.4		9,209
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	9.07%	01/2031	377	374	0.1		360
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 500, 75 Floor	9.07%	01/2031	133	130	0.0		128
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500, 75 Floor	9.07%	01/2031	2,090	2,074	0.3		2,060
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.72%	09/2028	1,091	1,091	0.2		1,063
Ontario Systems, LLC (5)	Unitranche First Lien Revolver	S + 650, 100 Floor	7.50%	09/2028	150	149	0.0		137
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.72%	09/2028	3,155	3,149	0.5		3,074
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 PIK), 100 Floor	10.72%	09/2028	547	541	0.1		533
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 650 (100 PIK), 100 Floor	10.72%	09/2028	446	443	0.1		435
Perforce Software, Inc.	Senior Secured First Lien Term Loan	S + 600	9.90%	03/2031	4,945	4,945	0.5		3,173
Right Networks, LLC (5)	Unitranche First Lien Revolver	S + 500, 100 Floor	8.90%	05/2029	600	600	0.1		600
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500, 100 Floor	8.90%	05/2029	23,697	23,697	3.6		23,697
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.07%	11/2028	19,528	19,532	3.0		19,528
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.07%	11/2028	2,379	2,379	0.4		2,379
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	S + 600, 100 Floor	10.07%	11/2028	581	582	0.1		581
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575, 100 Floor	9.82%	04/2028	2,322	2,315	0.4		2,322
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	(6)	0.0		—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575, 100 Floor	9.82%	04/2028	8,570	8,515	1.2		8,570
Strata Information Group, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450, 75 Floor	8.32%	12/2030	313	310	0.0		284
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(2)	0.0		(9)
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450, 75 Floor	8.32%	12/2030	1,182	1,173	0.2		1,153

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	P + 525, 100 Floor	12.00%	05/2028	$443	$443	0.1%	$443
Summit 7 Systems, LLC	Senior Secured First Lien Revolver	S + 525, 100 Floor	9.32%	05/2028	391	391	0.1	391
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.32%	05/2028	3,068	3,041	0.5	3,068
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.32%	05/2028	5,061	5,026	0.7	5,061
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 525, 100 Floor	9.07%	05/2028	2,322	2,322	0.4	2,322
Transportation Insight, LLC (5)(6)	Senior Secured First Lien Revolver	S + 700 (700 PIK)	10.70%	01/2029	197	197	0.0	197
Transportation Insight, LLC (6)	Senior Secured First Lien Term Loan	S + 700 (700 PIK)	10.70%	01/2029	2,688	2,688	0.4	2,688
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600, 100 Floor	10.00%	12/2026	925	925	0.1	925
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.50%	12/2026	593	592	0.1	593
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550, 100 Floor	9.50%	12/2026	972	971	0.1	972
Winxnet Holdings LLC (5)	Unitranche First Lien Revolver			12/2026	—	—	0.0	—
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.50%	12/2026	1,802	1,802	0.3	1,802
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.50%	12/2026	1,436	1,436	0.2	1,438
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.50%	12/2026	1,073	1,072	0.2	1,073
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550, 100 Floor	9.50%	12/2026	188	188	0.0	187
					278,120	$276,791	41.9%	$273,324
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 650, 100 Floor	10.34%	09/2030	$3,670	$2,716	0.4%	$2,705
CallRevu, LLC (4)(5)	Unitranche First Lien Revolver			10/2032	—	(1)	0.0	(5)
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475, 75 Floor	8.82%	10/2032	1,443	1,433	0.2	1,405
Gener8, LLC (9)	Senior Secured First Lien Term Loan			05/2026	6,162	6,005	0.3	1,679
Gener8, LLC (5)(9)	Senior Secured First Lien Revolver			05/2026	1,322	1,289	0.0	143
Gener8, LLC (9)	Senior Secured First Lien Term Loan			05/2026	265	259	0.0	72

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	$—	$(1)	0.0%	$(6)
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450, 75 Floor	8.57%	09/2031	67	64	0.0	62
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450, 75 Floor	8.57%	09/2031	3,831	3,807	0.6	3,797
Trintech, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			01/2033	—	(4)	0.0	(11)
Trintech, Inc. (4)(5)	Senior Secured First Lien Revolver			01/2033	—	(7)	0.0	(8)
Trintech, Inc.	Senior Secured First Lien Term Loan	S + 475, 75 Floor	8.65%	01/2033	5,806	5,752	0.9	5,743
					22,566	$21,312	2.4%	$15,576
Transportation
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.57%	01/2028	$2,736	$2,720	0.4%	$2,719
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475, 100 Floor	8.57%	01/2028	4,214	4,184	0.6	4,188
					6,950	$6,904	1.0%	$6,907
Total Debt Investments United States					1,340,004	$1,319,212	194.0%	$1,266,364
Equity Investments
Automobiles & Components
Continental Battery Company	Common Stock				12,345	$—	0.0%	$—
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	832
Sun Acquirer Corp.	Common Stock				428	43	0.0	58
						$658	0.1%	$890
Capital Goods
TSX Fiber (6)	Common Stock				5,218	$—	0.0%	$—
						$-	-%	$-
Commercial & Professional Services
ASP MCS Acquisition Corp. (6)	Common Stock				13,293	$1,183	0.0%	$50
ASP MCS Acquisition Corp. (6)	Common Stock				791	5	0.0	22

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hercules Borrower LLC	Common Stock				1,153,075	$1,153	0.3%	$2,079
Iris Buyer, LLC	Common Stock				577	511	0.1	691
Iris Buyer, LLC	Common Stock				576,923	-	0.1	493
Landscape Workshop, LLC	Common Stock				540,541	541	0.1	500
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.0	-
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	-
Paradigm Management Services	Common Stock				20,000	1,407	0.3	1,708
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	638
RN Enterprises, LLC	Common Stock				776	791	0.1	700
Schellman Holdings, LLC	Common Stock				20,000	714	0.1	717
Seko Global Logistics Network, LLC (11)	Common Stock				625	2,371	0.0	-
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	2
						$10,245	1.2%	$7,600
Consumer Services
Everlast Parent Inc.	Common Stock				948	$948	0.1%	$516
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	968
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	33
HGH Purchaser, Inc.	Common Stock				4,171	417	0.1	401
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,024
Ingenio, LLC	Common Stock				104	-	0.0	-
Legalshield	Common Stock				372	372	0.1	542
Mario Purchaser, LLC	Common Stock				118	118	0.0	5
Mario Purchaser, LLC	Common Stock				43	43	0.0	48
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.0	41

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	$313	0.0%	$137
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,277
Wrench Group LLC	Common Stock				2,337	235	0.1	618
Wrench Group LLC	Common Stock				655	67	0.0	172
						$7,184	0.9%	$5,782
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					$266	0.1%	$330
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.1	27,696
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					799	0.1	346
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	20
iLending LLC	Common Stock				9,924,110	—	0.0	—
						$42,623	4.3%	$28,392
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	$3,000	0.9%	$5,752
						$3,000	0.9%	$5,752
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	$—	0.0%	$—
						$—	0.0%	$—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Health Care Equipment & Services
Affordable Care Inc. (ACI) (6)	Common Stock				7,070	$3,262	0.5%	$3,052
Affordable Care Inc. (ACI) (6)	Common Stock				744	343	0.0	321
Arrow Management Acquisition, LLC	Common Stock				10,664	11	0.0	-
Arrow Management Acquisition, LLC	Preferred Stock				1,056	1,056	0.2	1,118
Bayside Opco, LLC (6)	Common Stock				1,976	—	0.3	1,873
BVI Medical Inc.	Common Stock				852	1,137	0.0	136
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.4	2,367
Headlands Buyer, Inc.	Common Stock				20,614	206	0.0	294
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.3	1,640
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	88
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	1.0	6,323
Omni Ophthalmic Management Consultants, LLC	Common Stock				2,020,566	202	0.0	182
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				1,192	1,192	0.3	1,690
Patriot Acquisition Topco S.A.R.L (11)	Common Stock				16,416	42	0.0	105
Seniorlink Incorporated	Common Stock				68,182	218	0.3	2,043
Smile Doctors LLC	Common Stock				1,191	715	0.1	594
Vital Care Buyer, LLC	Common Stock				649	1	0.0	30
Vital Care Buyer, LLC	Common Stock				64	64	0.0	66
						$13,312	3.4%	$21,922
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	$292	0.1%	$534
Integrity Marketing Acquisition, LLC	Common Stock				287,484	536	0.2	1,436
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	278	0.5	3,053
						$1,106	0.8%	$5,023

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Materials
Action Signature Acquisition, Inc.	Common Stock				50	$—	0.0%	$—
						$—	0.0%	$—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	$953	0.1%	$841
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	566
Nephron Pharmaceuticals, LLC	Common Stock				128,000	—	0.0	—
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	440
WCT Group Holdings, LLC	Common Stock				118	1,176	0.4	2,801
						$3,132	0.7%	$4,648
Retailing
MeriCal, LLC	Preferred Stock				521	$103	0.0%	$—
MeriCal, LLC	Common Stock				5,334	—	0.0	—
Palmetto Moon LLC	Common Stock				61	—	0.1	744
Slickdeals Holdings, LLC (7)	Common Stock				4,965	8,305	0.8	5,719
Slickdeals Holdings, LLC (7)	Common Stock				283	—	0.0	—
Vivid Seats Ltd. (15)	Common Stock				5,446	239	0.0	21
Vivid Seats Ltd. (15)	Common Stock				576	7	0.0	2
Vivid Seats Ltd. (12)	Common Stock				143	—	0.0	—
Vivid Seats Ltd. (12)	Common Stock				143	—	0.0	—
						$8,654	0.9%	$6,486
Technology, Hardware & Equipment
3SI Security Systems	Preferred Stock				25,677	$—	0.0%	$—
3SI Security Systems	Common Stock				25,677	—	0.0	—
						$—	0.0%	$—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Certify, Inc.	Common Stock				841	$246	0.0%	$103
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	564
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	—	0.0	-
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	4
New Era Technology, Inc.	Common Stock				4,269	—	0.0	—
New Era Technology, Inc.	Preferred Stock				4,269	4,879	0.0	-
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	1,836
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.2	1,083
Saturn Borrower Inc	Common Stock				434,163	481	0.1	681
Transportation Insight, LLC (6)	Common Stock				9	—	0.0	—
Transportation Insight, LLC (6)	Preferred Stock				13	2,348	0.6	3,944
						$10,779	1.3%	$8,215
Total Equity Investments United States						$100,693	14.5%	$94,710
Total United States						$1,419,905	208.5%	$1,361,074
Canada
Debt Investments
Commercial & Professional Services
Klick Inc. (11)	Unitranche First Lien Delayed Draw Term Loan	S + 500, 75 Floor	8.82%	11/2032	$2,192	$2,187	0.3%	$2,162
Klick Inc. (4)(5)(11)	Unitranche First Lien Revolver			11/2032	—	(10)	0.0	(29)
Klick Inc. (11)	Unitranche First Lien Term Loan	S + 500, 75 Floor	8.82%	11/2032	20,502	20,412	3.1	20,228
					$22,694	$22,589	3.4%	$22,361
Diversified Financials
Dawson Logan 2025-L5, LP (5)(8)(11)	Unsecured Debt	1232	12.32%	10/2028	$1,261	$1,261	0.2%	$1,261
Total Debt Investments Canada					$23,955	$23,850	3.6%	$23,622

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Telecommunication Services
Sandvine Corporation (11)	Common Stock				81,818	$—	0.0 ~~%~~	$—
Total Equity Investments Canada						$—	0.0%	$—
Total Canada						$23,850	3.6%	$23,622
Finland
Debt Investments
Software & Services
SC MidCo Oy (11)	Unitranche First Lien Delayed Draw Term Loan	E + 525	8.21%	03/2032	€70	$83	0.0%	$80
SC MidCo Oy (11)	Unitranche First Lien Term Loan	E + 525	8.21%	03/2032	1,795	1,923	0.3	2,033
Total Debt Investments Finland					€1,865	$2,006	0.3%	$2,113
Total Finland					€1,865	$2,006	0.3%	$2,113
United Kingdom
Debt Investments
Commercial & Professional Services
Hamsard 3778 Limited (4)(5)(10)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	£-	$(14)	0.0%	$-
Hamsard 3778 Limited (10)(11)	Unitranche First Lien - Last Out Term Loan	SN + 550	9.23%	10/2031	7,132	9,081	1.4	9,457
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.26%	06/2028	947	1,322	0.2	1,256
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	262	354	0.1	347
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.25%	06/2028	7,356	9,034	1.5	9,754
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	1,428	1,790	0.3	1,893
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.23%	06/2028	1,903	2,439	0.4	2,524
Nurture Landscapes (8)(11)	Unsecured Debt	1700	17.00%	12/2029	2,703	3,526	0.5	3,478
Nurture Landscapes (5)(11)	Senior Secured First Lien Delayed Draw Term Loan			06/2029	-	-	0.0	-
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.24%	06/2028	3,331	4,255	0.7	4,416
					£25,062	$31,787	5.1%	$33,125

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
DMC Newco Limited (7)(11)	Unitranche First Lien Term Loan	S + 600 (300 PIK)	10.22%	03/2028	$6,949	$6,949	1.0%	$6,949
DMC Newco Limited (7)(11)	Unitranche First Lien Term Loan	S + 600 (300 PIK)	10.22%	03/2028	4,897	4,897	0.8	4,897
					$11,846	$11,846	1.8%	$11,846
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	10.22%	10/2030	£4,339	$5,243	0.9%	$5,754
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	9.98%	10/2030	418	552	0.1	554
APC Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	10.23%	10/2030	2,894	3,754	0.6	3,836
					£7,651	$9,549	1.6%	$10,144
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	10.07%	08/2029	£13,234	$18,008	2.6%	$17,547
Jordan Bidco, Ltd. (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	9.75%	08/2029	407	522	0.1	540
					£13,641	$18,530	2.7%	$18,087
Total Debt Investments United Kingdom						$71,712	11.2%	$73,202
Equity Investments
Consumer Durables & Apparel
DMC Newco Limited (7)(11)	Common Stock				1,379	$1,430	0.4%	$2,589
						$1,430	0.4%	$2,589
Health Care Equipment & Services
VetStrategy (11)	Common Stock				37,612	$30	—%	$—
VetStrategy (11)	Preferred Stock				2,126,875	968	0.3	1,802
						$998	0.3%	$1,802
Total Equity Investments United Kingdom						$2,428	0.7%	$4,391
Total United Kingdom						$74,140	11.9%	$77,593

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 550	9.23%	11/2031	£5,000	$6,167	1.0%	$6,630
Total Debt Investments Jersey					£5,000	$6,167	1.0%	$6,630
Total Jersey						$6,167	1.0%	$6,630
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (5)(10)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.85%	03/2032	€90	$105	—%	$102
Avidity Acquisition B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 525	7.85%	03/2032	2,190	2,287	0.4	2,480
Pitch MidCo B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 550	8.04%	04/2031	432	479	0.1	489
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 550	8.09%	04/2031	2,864	3,005	0.5	3,244
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	8.57%	04/2031	1,608	1,809	0.2	1,821
					€7,184	$7,685	1.2 ~~%~~	$8,136
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 637.5 (187.5 PIK)	8.81%	07/2029	€2,451	$2,548	0.3%	$1,799
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Delayed Draw Term Loan	S + 668.75 (218.75 PIK)	10.49%	07/2029	€1,425	1,426	0.1	924
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 668.75 (218.75 PIK)	10.27%	07/2029	$3,820	3,774	0.4	2,476
						$7,748	0.8%	$5,199
Total Debt Investments Netherlands						$15,433	2.0%	$13,335
Total Netherlands						$15,433	2.0%	$13,335

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				1,025	$1	0.0%	$—
Miraclon Corporation (11)	Preferred Stock				90,601	73	0.0	94
Total Equity Investments Belgium						$74	0.0%	$94
Total Belgium						$74	0.0%	$94
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (5)(11)	Unitranche First Lien Delayed Draw Term Loan	B + 500, 50 Floor	8.90%	11/2030	AUD 1,837	$1,246	0.2%	$1,220
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500, 50 Floor	9.36%	11/2030	10,381	6,742	1.1	6,993
					AUD 12,218	$7,988	1.3%	$8,213
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450	9.32%	03/2028	AUD 28,650	$21,197	3.0%	$19,896
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450, 75 Floor	9.32%	03/2028	4,778	3,290	0.5	3,318
					AUD 33,428	$24,487	3.5%	$23,214
Total Debt Investments Australia					AUD 45,646	$32,475	4.8%	$31,427

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock				128,654,071	$1,325	0.2%	$1,180
Ancora Bidco PTY LTD (11)	Common Stock				6,771,267	70	0.0	62
Total Equity Investments Australia						$1,395	0.2%	$1,242
Total Australia						$33,870	5.0%	$32,669
Germany
Debt Investments
Commercial & Professional Services
Pipe Bidco GMBH (11)	Unitranche First Lien Term Loan	E + 450	7.09%	01/2033	€3,830	$4,408	0.7%	$4,337
Pipe Bidco GMBH (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 450	7.14%	01/2033	1,145	1,301	0.2	1,297
					€4,975	$5,709	0.9%	$5,634
Diversified Financials
CRAFT 2026-1 (11)(14)	Unsecured Debt	S + 700	10.68%	10/2033	$5,000	$5,000	0.8%	$5,000
						$5,000	0.8%	$5,000
Total Debt Investments Germany						$10,709	1.7%	$10,634
Total Germany						$10,709	1.7%	$10,634
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	E + 1206.2 (1206.2 PIK)	14.83%	08/2030	€3,020	$3,142	0.5%	$3,022
					€3,020	$3,142	0.5%	$3,022
Total Debt Investments Sweden					€3,020	$3,142	0.5%	$3,022

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments September 30, 2026 (in thousands, except share and per share data) (Unaudited)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	$1,086	0.1%	$907
Total Equity Investments Sweden						$1,086	0.1%	$907
Total Sweden						$4,228	0.6%	$3,929
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(11)	Senior Secured First Lien Revolver			02/2032	CHF 0	$(48)	0.0%	$—
Solvias AG (11)	Senior Secured First Lien Term Loan	SR + 550, 75 Floor	6.25%	02/2032	18,961	20,667	3.5	22,915
					CHF 18,961	$20,619	3.5%	$22,915
Total Debt Investments Switzerland					CHF 18,961	$20,619	3.5%	$22,915
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (11)	Common Stock				47,124	$409	0.1%	$425
Sequence Parent (11)	Preferred Stock				685	99	0.0	119
Total Equity Investments Switzerland						$508	0.1%	$544
Total Switzerland						$21,127	3.6%	$23,459
Total Investments						$1,611,509	238.2%	$1,555,152

Cash, Cash Equivalents, and Restricted Cash
Goldman Sachs Financial Square Government Fund - Institutional Shares (15)			3.54%			$7,200	1.1%	$7,200
Other Cash						$28,512	4.4	$29,004
Total Cash, Cash Equivalents, and Restricted Cash						$35,712	5.5%	$36,204

*The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), Prime (“P”), EURIBOR (“E”), SONIA (“SN”), SARON ("SR"), or BBSY ("B") and which reset monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2026, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.

*** Percentage is based on net assets of $652,932 as of September 30, 2026.

	Tenor
Reference Rate	Overnight	1 month	3 month	6 Month	12 Month
Prime (“P”)	7.00%	-	-	-	-
SOFR (“S”)	-	3.75%	3.68%	3.68%	3.90%
EURIBOR (“E”)	-	2.50%	2.32%	2.62%	3.33%
SONIA (“SN”)	3.73%	-	-	-	-
BBSY ("B")	-	-	4.77%	-	-
SARON ("SR")	-	-0.04%	-	-	-

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
(8)
Fixed rate investment.
(9)
The investment is on non-accrual status as of September 30, 2026.
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
(11)
Investment is not a qualifying investment as defined under Section 55 (a) of the 1940 Act. Qualifying assets must represent at least 70% of total assets at the time of acquisition. The Company’s percentage of non-qualifying assets based on fair value was 17.2% as of September 30, 2026.
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

Interest Rate Swap Contracts

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Settlement Date	Notional Amount	Unrealized Appreciation (Depreciation)
Interest Rate Swap	Series 2025A Unsecured Notes - 2029	5.87%	SOFR + 2.5325%	Goldman Sachs Bank USA	2/13/2029	$67,500	$(2,308)
Interest Rate Swap	Series 2025A Unsecured Notes - 2031	6.20%	SOFR + 2.8050%	Goldman Sachs Bank USA	2/13/2031	$67,500	$(3,996)
Total Interest Rate Swap Contracts							$(6,304)

Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD 1,064	SEK 11,583	8/20/2027	$(68)
Wells Fargo Bank, N.A.	USD 19,253	AUD 29,250	3/22/2028	$338
Wells Fargo Bank, N.A.	USD 3,416	AUD 5,401	3/22/2028	$(77)
Wells Fargo Bank, N.A.	USD 6,152	AUD 10,174	10/6/2028	$(257)
Wells Fargo Bank, N.A.	USD 21,824	CHF 18,703	2/24/2028	$(524)
Total Foreign Currency Exchange Contracts				$(588)

AUD Australian Dollar ("AUD") CHF Swiss Franc EUR Euro ("€") GBP Great British Pound ("£")	PIK Payment-In-Kind SEK Swedish Krona USD United States Dollar ("$")

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Investments (1)(2)(3)
United States
Debt Investments
Automobiles & Components
Auveco Holdings (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.22%	05/2028	75	$73	0.0%	75
Auveco Holdings	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.22%	05/2028	3,908	3,872	0.7	3,908
Continental Battery Company (9)	Unitranche First Lien Term Loan			07/2028	8,428	7,469	0.6	3,884
Continental Battery Company (9)	Unitranche First Lien Delayed Draw Term Loan			07/2028	3,108	2,765	0.2	1,432
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.22%	09/2028	12,522	12,407	1.8	12,398
Sun Acquirer Corp.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.22%	09/2028	8,854	8,786	1.2	8,766
Sun Acquirer Corp. (4)(5)	Unitranche First Lien Revolver			09/2027	—	(14)	0.0	(18)
Sun Acquirer Corp.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.22%	09/2028	2,400	2,376	0.3	2,376
					39,295	$37,734	4.8%	32,821
Capital Goods
Envocore Holding, LLC (7)(8)	Senior Secured First Lien Term Loan	750	7.50%	12/2027	6,667	$6,667	0.9%	6,667
Envocore Holding, LLC (7)(8)(9)	Senior Secured Second Lien Term Loan			12/2028	10,368	7,053	0.5	3,666
Envocore Holding, LLC (5)(7)(8)	Senior Secured First Lien Revolver			12/2027	—	-	0.0	-
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(14)	0.0	(30)
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	—	(12)	0.0	(12)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.35%	12/2030	5,830	5,772	0.8	5,771
GB Eagle Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.35%	12/2030	1,282	1,277	0.2	1,269
GB Eagle Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			12/2030	—	(4)	0.0	(5)
GB Eagle Buyer, Inc.	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.17%	12/2030	3,162	3,134	0.4	3,130

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (plus 100 PIK)	9.82%	07/2028	3,326	$3,296	0.4%	2,942
Oliver Packaging LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor) (plus 100 PIK)	9.82%	07/2028	150	146	0.0	92
Oliver Packaging LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor) (plus 100 PIK)	9.82%	07/2028	202	200	0.0	179
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.42%	08/2027	1,963	1,951	0.3	1,904
Painters Supply & Equipment Company	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.57%	08/2027	877	875	0.1	851
Painters Supply & Equipment Company (4)(5)	Unitranche First Lien Revolver			08/2027	—	(3)	0.0	(15)
Painters Supply & Equipment Company (5)	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.33%	04/2030	170	170	0.0	147
Painters Supply & Equipment Company	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.42%	04/2030	837	837	0.1	812
TriStrux, LLC (9)	Senior Secured First Lien Term Loan			12/2027	2,798	2,674	0.1	930
TriStrux, LLC (9)	Senior Secured First Lien Revolver			12/2027	1,100	1,054	0.1	365
TriStrux, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			12/2027	982	937	0.0	326
					39,714	$36,010	3.9%	28,989
Commercial & Professional Services
American Refrigeration	Senior Secured First Lien Term Loan	S + 640 (100 Floor)	10.39%	02/2029	3,439	$3,424	0.5%	3,416
American Refrigeration	Senior Secured First Lien Delayed Draw Term Loan	S + 625 (100 Floor)	10.24%	04/2029	124	124	0.0	124
American Refrigeration	Senior Secured First Lien Term Loan	S + 640 (100 Floor)	10.39%	04/2029	197	197	0.0	196
Automated Control Concepts, Inc.	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.43%	10/2026	2,976	2,946	0.4	2,969
Automated Control Concepts, Inc. (4)(5)	Unitranche First Lien Revolver			10/2026	—	(8)	0.0	(2)
Career Certified, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	02/2031	298	297	0.0	298
Career Certified, LLC (4)(5)	Senior Secured First Lien Revolver			02/2031	—	(2)	0.0	—
Career Certified, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	02/2031	2,189	2,174	0.3	2,189
Duraserv LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.48%	06/2031	1,766	1,761	0.2	1,748
Duraserv LLC (5)	Senior Secured First Lien Revolver	S + 475 (75 Floor)	8.57%	06/2030	119	112	0.0	110
Duraserv LLC	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.48%	06/2031	4,761	4,725	0.7	4,714
Duraserv LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.48%	06/2031	1,048	1,048	0.1	1,030

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	11/2030	449	$443	0.1%	449
Flow Service Partners Intermediate Holdco LLC (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	8.62%	11/2030	293	285	0.0	293
Flow Service Partners Intermediate Holdco LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	11/2030	2,525	2,497	0.4	2,525
GH Parent Holdings Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	8.97%	05/2029	12,614	12,532	1.8	12,614
GH Parent Holdings Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	8.97%	05/2029	264	256	0.0	264
GH Parent Holdings Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.97%	05/2029	7,242	7,242	1.0	7,242
GH Parent Holdings Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.97%	05/2029	643	620	0.1	643
Guardian Access Solutions	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.84%	08/2029	1,057	1,049	0.1	1,044
Guardian Access Solutions (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	9.67%	08/2029	600	588	0.1	591
Guardian Access Solutions	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	9.82%	08/2029	2,835	2,788	0.4	2,799
Halo Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	9.72%	02/2029	187	178	0.0	194
Halo Buyer, Inc.	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.72%	02/2029	3,452	3,394	0.5	3,499
Hamsard 3778 Limited (4)(5)(10)	Unitranche First Lien - Last Out Delayed Draw Term Loan			10/2031	—	(16)	0.0	—
Hamsard 3778 Limited (10)	Unitranche First Lien - Last Out Term Loan	S + 550	9.22%	10/2031	9,616	9,059	1.4	9,616
Hercules Borrower LLC (4)(5)	Unitranche First Lien Revolver			12/2028	-	(7)	0.0	(15)
Hercules Borrower LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	12/2028	12,762	12,663	1.8	12,657
Hsid Acquisition, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.48%	01/2028	3,649	3,628	0.5	3,649
Hsid Acquisition, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.48%	01/2028	2,748	2,732	0.4	2,748
Hsid Acquisition, LLC (5)	Senior Secured First Lien Revolver			01/2028	-	-	0.0	-
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	8.92%	10/2030	303	300	0.0	300
Infobase	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.35%	06/2028	10,905	10,799	1.5	10,823
Infobase (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.32%	06/2028	812	799	0.1	801

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Iris Buyer, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.09%	10/2030	10,383	$10,160	1.5%	10,279
Iris Buyer, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 200 (100 Floor) (plus 600 PIK)	11.67%	10/2030	979	959	0.1	969
Iris Buyer, LLC (4)(5)	Unitranche First Lien Revolver			10/2030	—	(26)	0.0	(15)
Iris Buyer, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.92%	10/2030	1,564	1,554	0.2	1,541
Landscape Workshop, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	05/2032	1,662	1,642	0.2	1,746
Landscape Workshop, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.67%	05/2031	376	356	0.1	376
Landscape Workshop, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	05/2032	12,941	12,816	1.9	13,199
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	380	380	0.1	380
MHS Acquisition Holdings, LLC (8)	Unsecured Debt	1350 PIK	13.50%	03/2027	1,142	1,142	0.2	1,142
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 600 (100 Floor)	9.99%	07/2027	608	604	0.1	608
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.99%	07/2027	216	214	0.0	216
MHS Acquisition Holdings, LLC (5)	Senior Secured First Lien Revolver	S + 600 (100 Floor)	9.99%	07/2027	60	59	0.0	60
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.24%	07/2027	39	39	0.0	39
MHS Acquisition Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	10.49%	07/2027	39	39	0.0	39
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			02/2029	—	(12)	0.0	(33)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.02%	02/2029	1,050	1,037	0.1	1,037
Minuteman Security Technologies, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.02%	02/2029	4,252	4,188	0.7	4,199
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.02%	02/2029	1,913	1,898	0.3	1,889
Minuteman Security Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(14)	0.0	(13)
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.02%	02/2029	2,626	2,626	0.4	2,593
Minuteman Security Technologies, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.02%	02/2029	2,512	2,512	0.5	2,480
NRG Controls (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			10/2030	—	(5)	0.0	—
NRG Controls (4)(5)	Senior Secured First Lien Revolver			10/2030	—	(5)	0.0	—
NRG Controls	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	10/2030	3,061	3,029	0.5	3,061

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Receivable Solutions, Inc. (5)	Senior Secured First Lien Revolver	P + 450 (100 Floor)	11.25%	04/2026	180	$180	0.0%	180
Receivable Solutions, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.08%	04/2026	2,046	2,046	0.3	2,046
RN Enterprises, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.97%	10/2031	217	206	0.0	217
RN Enterprises, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.77%	10/2031	146	132	0.0	146
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.77%	10/2031	6,790	6,716	1.0	6,790
RN Enterprises, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.77%	10/2031	867	859	0.1	867
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Term Loan			05/2030	1,403	1,327	0.2	1,403
Seko Global Logistics Network, LLC (9)	Senior Secured First Lien Revolver			05/2030	519	484	0.1	519
Seko Global Logistics Network, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	-	-	0.0	-
Seko Global Logistics Network, LLC	Senior Secured First Lien Term Loan	S + 100 (100 Floor) (plus 950 PIK)	11.50%	11/2029	107	108	0.0	108
UHY Advisors , Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	11/2031	545	536	0.1	546
UHY Advisors , Inc. (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	8.42%	11/2031	346	339	0.0	347
UHY Advisors , Inc.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.57%	11/2031	4,540	4,513	0.7	4,540
					153,382	$151,265	21.8%	153,029
Consumer Services
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Term Loan	S + 600 (100 Floor) (plus 50 PIK)	10.49%	07/2028	4,685	$4,640	0.6%	4,422
Bandon Fitness (Texas) Inc.	Unitranche First Lien Revolver	S + 600 (100 Floor) (plus 50 PIK)	10.51%	07/2028	401	398	0.1	379
Bandon Fitness (Texas) Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor) (plus 50 PIK)	10.54%	07/2028	2,080	2,064	0.3	1,936
Effective School Solutions LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.58%	11/2027	7,459	7,422	1.0	7,365
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.33%	11/2027	1,426	1,416	0.2	1,408
Effective School Solutions LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.33%	11/2027	169	169	0.0	166
Everlast Parent Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.22%	10/2028	13,327	13,269	1.9	13,193
Everlast Parent Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.22%	10/2028	1,105	1,099	0.2	1,089
Everlast Parent Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.47%	10/2028	3,276	3,228	0.5	3,184

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	12/2029	4,162	$4,130	0.6%	4,079
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.07%	12/2029	1,397	1,392	0.2	1,369
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	8.92%	12/2029	1,388	1,378	0.2	1,360
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	-	(5)	0.0	(14)
FS Whitewater Borrower, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.07%	12/2029	1,516	1,510	0.2	1,485
FS Whitewater Borrower, LLC	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	12/2029	577	570	0.1	566
FS Whitewater Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.26%	12/2029	1,622	1,592	0.2	1,587
FS Whitewater Borrower, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2029	-	-	0.0	(50)
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 325 (75 Floor) (plus 375 PIK)	11.03%	11/2029	3,429	3,426	0.4	3,176
HGH Purchaser, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 325 (75 Floor) (plus 375 PIK)	10.77%	11/2029	3,397	3,391	0.4	3,146
HGH Purchaser, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.59%	11/2029	1,010	1,022	0.1	896
HGH Purchaser, Inc.	Unitranche First Lien Term Loan	S + 325 (75 Floor) (plus 375 PIK)	10.77%	11/2029	8,079	8,019	1.1	7,484
HS Spa Holdings Inc. (Hand & Stone) (5)	Unitranche First Lien Revolver	S + 525 (75 Floor)	8.97%	06/2028	334	322	0.0	334
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	06/2029	10,056	9,971	1.4	10,056
HS Spa Holdings Inc. (Hand & Stone) (8)(10)	Unitranche First Lien - Last Out Term Loan	1237.5 PIK	12.38%	06/2030	1,955	1,931	0.3	1,890
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Term Loan	S + 525 (75 Floor)	9.07%	06/2029	872	862	0.1	872
HS Spa Holdings Inc. (Hand & Stone)	Unitranche First Lien Delayed Draw Term Loan	S + 525 (75 Floor)	9.09%	06/2029	976	973	0.1	976
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (plus 600 PIK)	11.82%	08/2027	5,145	5,138	0.7	4,849
Ingenio, LLC	Unitranche First Lien Term Loan	S + 200 (100 Floor) (plus 600 PIK)	11.82%	08/2027	2,279	2,270	0.3	2,148
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (75 Floor)	9.84%	04/2029	5,094	5,070	0.7	4,965
Mario Purchaser, LLC (10)	Unitranche First Lien - Last Out Term Loan	1483.5 PIK	14.84%	04/2032	4,792	4,723	0.7	4,720
Mario Purchaser, LLC (5)	Unitranche First Lien Revolver	S + 575 (75 Floor)	9.59%	04/2028	954	944	0.1	928
Mario Purchaser, LLC	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.84%	04/2029	9,565	9,460	1.3	9,325

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Mario Purchaser, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.84%	04/2029	470	$463	0.1%	458
Marlin DTC-LS Midco 2, LLC (4)(5)	Unitranche First Lien Revolver			07/2026	—	(0.0)	0.0	(6)
Marlin DTC-LS Midco 2, LLC	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.32%	07/2026	2,876	2,872	0.4	2,758
PPV Intermediate Holdings LLC (Vetcor) (5)(12)	Unitranche First Lien Revolver	S + 575 (75 Floor)	9.63%	08/2029	28	26	0.0	23
PPV Intermediate Holdings LLC (Vetcor) (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.67%	08/2029	3,469	3,452	0.5	3,448
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1375 PIK	13.75%	08/2030	1,403	1,386	0.2	1,366
PPV Intermediate Holdings LLC (Vetcor) (8)	Unsecured Debt	1475 PIK	14.75%	08/2030	347	329	0.0	336
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	12/2028	12,712	12,572	1.9	12,650
Stepping Stones Healthcare Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	12/2028	2,855	2,840	0.4	2,839
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Revolver	P + 500 (75 Floor)	11.75%	12/2026	1,133	1,115	0.2	1,123
Stepping Stones Healthcare Services, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	12/2028	1,027	1,007	0.1	1,007
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	8.92%	11/2029	1,470	1,462	0.2	1,470
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.92%	11/2029	1,625	1,616	0.2	1,625
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Revolver			11/2029	—	(6)	0.0	—
USA Hometown Experts, Inc.	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	8.92%	11/2029	2,440	2,440	0.4	2,440
USA Hometown Experts, Inc.	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.17%	11/2029	1,542	1,518	0.2	1,542
USA Hometown Experts, Inc. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			11/2029	—	(17)	0.0	—
					135,924	$134,869	18.8%	132,368

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Diversified Financials
Cary Street Partners Financial LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.42%	05/2031	178	$165	0.0%	178
Cary Street Partners Financial LLC (4)(5)	Senior Secured First Lien Revolver			05/2031	—	(4)	0.0	—
Cary Street Partners Financial LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.42%	05/2031	1,791	1,770	0.3	1,791
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2032	—	(1)	0.0	(3)
CRS TH Holdings, Corp. (4)(5)	Senior Secured First Lien Revolver			12/2032	—	(2)	0.0	(2)
CRS TH Holdings, Corp.	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.42%	12/2032	1,375	1,365	0.2	1,365
Essential Services Holding Corporation (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2030	—	(6)	0.0	—
Essential Services Holding Corporation (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.87%	06/2031	372	365	0.1	372
Essential Services Holding Corporation	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.88%	06/2031	7,584	7,520	1.1	7,584
iLending LLC (4)(5)	Unitranche First Lien Revolver			12/2028	—	—	0.0	(11)
iLending LLC	Unitranche First Lien Term Loan	S + 100 (100 Floor) (plus 500 PIK)	9.82%	12/2028	2,450	2,450	0.3	2,377
iLending LLC (8)(9)(10)	Unitranche First Lien - Last Out Term Loan			12/2028	2,368	—	0.0	—
King Mid LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.22%	04/2031	3,714	3,699	0.5	3,714
King Mid LLC (4)(5)	Unitranche First Lien Revolver			04/2031	—	(9)	0.0	—
King Mid LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.22%	04/2031	6,766	6,719	1.0	6,766
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.82%	11/2028	173	158	0.0	173
Miracle Mile Holdings, LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	8.82%	11/2028	80	79	0.0	80
Miracle Mile Holdings, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.82%	11/2028	2,128	2,111	0.3	2,128
PCS Retirement (5)	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.42%	03/2030	890	884	0.1	890
PCS Retirement (4)(5)	Unitranche First Lien Revolver			03/2030	—	(5)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
PCS Retirement	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.42%	03/2030	5,011	$4,979	0.7%	5,011
Pi Buyer, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			08/2032	—	(3)	0.0	(10)
Pi Buyer, LLC (4)(5)	Unitranche First Lien Revolver			08/2032	—	(4)	0.0	(4)
Pi Buyer, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.72%	08/2032	3,050	3,028	0.4	3,028
RWA Wealth Partners, LLC. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.49%	11/2030	1,167	1,157	0.2	1,167
RWA Wealth Partners, LLC. (4)(5)	Unitranche First Lien Revolver			11/2030	—	(9)	0.0	—
RWA Wealth Partners, LLC.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.63%	11/2030	6,104	6,064	0.9	6,104
Soltis (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.51%	08/2030	1,085	1,081	0.2	1,085
Soltis (4)(5)	Unitranche First Lien Revolver			08/2030	—	(7)	0.0	—
Soltis	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.35%	08/2030	1,876	1,849	0.3	1,876
Staff Boom, LLC (4)(5)	Senior Secured First Lien Revolver			09/2031	—	(3)	0.0	(3)
Staff Boom, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	09/2031	4,538	4,506	0.5	4,506
					52,700	$49,896	7.1%	50,162
Energy
Loadmaster Derrick & Equipment, Inc. (7)(8)	Senior Secured Second Lien Note	1200	12.00%	03/2031	438	$438	0.1%	438
					438	$438	0.1%	438
Food & Staples Retailing
Isagenix International, LLC (6)	Senior Secured First Lien Term Loan	S + 250 (100 Floor) (plus 500 PIK)	11.39%	04/2028	3,465	$3,314	0.2%	1,355
					3,465	$3,314	0.2%	1,355
Food, Beverage & Tobacco
JTM Foods LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.28%	05/2029	4,823	$4,799	0.7%	4,823
JTM Foods LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.25%	05/2029	740	736	0.1	740
JTM Foods LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.07%	05/2029	656	654	0.1	656
					6,219	$6,189	0.9%	6,219
Health Care Equipment & Services
ACI Group Holdings, Inc.	Unitranche First Lien Term Loan	S + 275 (75 Floor) (plus 325 PIK)	9.77%	08/2028	7,098	$7,022	0.9%	6,538
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (plus 325 PIK)	9.77%	08/2028	1,258	1,254	0.2	1,154
ACI Group Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.27%	08/2027	731	726	0.1	667
ACI Group Holdings, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 275 (75 Floor) (plus 325 PIK)	9.77%	08/2028	1,363	1,350	0.2	1,250

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Acu-Serve, LLC	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.42%	10/2029	3,920	$3,892	0.6%	3,920
Acu-Serve, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.42%	10/2029	1,991	1,985	0.3	1,991
Acu-Serve, LLC (4)(5)	Senior Secured First Lien Revolver			10/2029	—	(5)	0.0	—
Annuity Health (4)(5)	Senior Secured First Lien Revolver			02/2029	—	(5)	0.0	—
Annuity Health	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.09%	02/2029	4,021	3,997	0.6	4,021
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Delayed Draw Term Loan			07/2032	—	—	0.0	59
Arrow Management Acquisition, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.67%	07/2032	519	505	0.1	519
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	07/2032	12,826	12,699	1.8	12,992
Avalign Technologies, Inc. (5)	Unitranche First Lien Revolver	S + 650 (75 Floor)	10.22%	12/2028	835	814	0.1	689
Avalign Technologies, Inc.	Unitranche First Lien Term Loan	S + 362.5 (75 Floor) (plus 362.5 PIK)	11.07%	12/2028	13,391	13,227	1.7	12,218
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.07%	05/2026	4,412	4,412	0.6	4,412
Bayside Opco, LLC	Senior Secured First Lien Term Loan	S + 725 (100 Floor)	11.07%	05/2026	1,560	1,560	0.2	1,560
Bayside Opco, LLC (5)	Senior Secured First Lien Revolver			05/2026	—	—	0.0	—
Bayside Opco, LLC	Unsecured Debt	1415.2 PIK	14.15%	05/2026	2,099	1,821	0.3	2,099
BVI Medical Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 125 (75 Floor) (plus 500 PIK)	10.13%	03/2032	158	155	0.0	155
BVI Medical Inc. (4)(5)	Unitranche First Lien Revolver			03/2032	—	(11)	0.0	(11)
BVI Medical Inc.	Unitranche First Lien Term Loan	S + 125 (75 Floor) (plus 500 PIK)	9.97%	03/2032	10,528	10,388	1.5	10,469
CC Amulet Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.35%	08/2027	4,923	4,895	0.7	4,923
CC Amulet Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.10%	08/2027	763	757	0.1	763
CC Amulet Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525	9.28%	08/2027	902	892	0.1	902
Centria Subsidiary Holdings, LLC (5)	Unitranche First Lien Revolver			06/2027	—	—	0.0	—
Centria Subsidiary Holdings, LLC	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.05%	06/2027	11,161	11,147	1.6	11,163
ConvenientMD	Senior Secured First Lien Term Loan	S + 525	9.22%	06/2029	5,580	5,549	0.8	5,411
ConvenientMD (5)	Senior Secured First Lien Revolver	S + 550	9.44%	06/2029	275	270	0.0	254

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	11/2027	11,331	$11,254	1.6%	11,246
EMS Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.07%	11/2027	248	244	0.0	243
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	11/2027	965	957	0.1	958
EMS Buyer, Inc.	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	11/2027	2,069	2,069	0.3	2,053
Explorer Investor, Inc.	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.82%	06/2029	13,309	12,945	1.7	11,714
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Term Loan	S + 350 (100 Floor) (plus 450 PIK)	11.43%	04/2026	6,006	5,997	0.8	5,360
GrapeTree Medical Staffing, LLC (4)(5)	Senior Secured First Lien Revolver			04/2026	—	(5)	0.0	(64)
GrapeTree Medical Staffing, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 350 (100 Floor) (plus 450 PIK)	11.76%	04/2026	3,505	3,499	0.4	3,127
Great Lakes Dental Partners, LLC	Unitranche First Lien Term Loan	S + 425 (100 Floor) (plus 300 PIK)	11.07%	06/2027	5,015	5,001	0.7	4,941
Great Lakes Dental Partners, LLC (5)	Unitranche First Lien Revolver	S + 425 (100 Floor) (plus 300 PIK)	11.07%	06/2027	342	341	0.0	337
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2032	—	(3)	0.0	1
Headlands Buyer, Inc. (4)(5)	Unitranche First Lien Revolver			09/2032	—	(3)	0.0	—
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.74%	09/2032	1,695	1,678	0.2	1,698
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.23%	05/2027	4,357	4,330	0.6	4,358
Homecare Partners Management, LLC (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.22%	05/2027	455	448	0.1	456
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.07%	05/2027	3,259	3,216	0.5	3,260
Homecare Partners Management, LLC	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.22%	05/2027	1,062	1,053	0.2	1,063
Homecare Partners Management, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 525 (100 Floor)	9.07%	06/2030	853	853	0.1	854
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.13%	01/2028	14,463	14,395	2.0	14,464
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.13%	01/2028	2,642	2,603	0.4	2,643
Hospice Care Buyer, Inc. (5)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.41%	01/2028	1,215	1,207	0.2	1,216
Hospice Care Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.69%	01/2028	2,688	2,648	0.4	2,689

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Hospice Care Buyer, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.69%	01/2028	383	$380	0.1%	383
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.64%	06/2026	2,881	2,881	0.4	2,821
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 650 (100 Floor)	10.64%	06/2026	346	346	0.0	340
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Revolver	S + 650	10.64%	06/2026	442	442	0.1	434
Integrated Pain Management Medical Group, Inc.	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.64%	06/2026	793	793	0.1	776
IVX Health Merger Sub, Inc. (8)	Unsecured Debt	1350 PIK	13.50%	06/2031	8,819	8,667	1.3	9,083
IVX Health Merger Sub, Inc. (4)(5)	Unitranche First Lien Revolver			06/2030	—	(52)	0.0	—
IVX Health Merger Sub, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.67%	06/2030	16,898	16,628	2.4	17,067
Laseraway Intermediate Holdings II, LLC (12)	Unitranche First Lien Term Loan	S + 575 (75 Floor)	9.89%	10/2027	5,842	5,795	0.8	5,820
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Revolver	S + 775 (100 Floor) (plus 75 PIK)	12.37%	03/2028	1,164	1,162	0.1	1,019
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor) (plus 75 PIK)	10.60%	03/2028	467	466	0.1	409
Lighthouse Behavioral Health Solutions, LLC	Senior Secured First Lien Term Loan	S + 575 (100 Floor) (plus 75 PIK)	10.33%	03/2028	2,242	2,238	0.3	1,962
Lighthouse Lab Services	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	9.90%	10/2027	5,479	5,437	0.8	5,442
Lighthouse Lab Services (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	9.57%	10/2027	1,074	1,066	0.2	1,066
Lightspeed Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.47%	02/2027	780	780	0.1	780
Lightspeed Buyer, Inc. (5)	Unitranche First Lien Revolver			02/2027	—	—	0.0	—
Lightspeed Buyer, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	02/2027	17,474	17,474	2.5	17,474
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.22%	02/2031	1,104	1,095	0.2	1,115
MB2 Dental	Unitranche First Lien Delayed Draw Term Loan	S + 550 (75 Floor)	9.22%	02/2031	876	863	0.1	885
MB2 Dental (5)	Unitranche First Lien Revolver	S + 550 (75 Floor)	9.22%	02/2031	77	74	0.0	77
MB2 Dental	Unitranche First Lien Term Loan	S + 550 (75 Floor)	9.22%	02/2031	6,053	6,006	0.9	6,113
Medical Review Institute of America (5)	Senior Secured First Lien Revolver	P + 500 (100 Floor)	11.75%	07/2030	64	58	0.0	48

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Medical Review Institute of America	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	07/2030	5,629	$5,582	0.8%	5,515
MWD Management LLC (United Derm)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.82%	06/2027	4,365	4,333	0.6	4,365
MWD Management LLC (United Derm)	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.82%	06/2027	5,418	5,377	0.8	5,418
MWD Management LLC (United Derm) (5)	Senior Secured First Lien Revolver	S + 500 (100 Floor)	8.82%	06/2027	240	232	0.0	240
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Revolver			01/2026	1,025	981	0.1	372
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	7,014	6,808	0.4	2,545
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	921	889	0.0	334
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	312	303	0.0	113
Omni Ophthalmic Management Consultants, LLC (9)	Senior Secured First Lien Term Loan			01/2026	260	249	0.0	94
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver	S + 225 (100 Floor) (plus 575 PIK)	11.82%	01/2026	575	575	0.1	575
Omni Ophthalmic Management Consultants, LLC (5)	Senior Secured First Lien Revolver			01/2026	—	-	0.0	—
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475 (100 Floor)	9.06%	01/2028	2,812	2,783	0.4	2,809
Patriot Acquisition Topco S.A.R.L (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.59%	01/2026	126	126	0.0	125
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.59%	01/2028	11,715	11,603	1.7	11,703
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.59%	01/2028	358	353	0.1	358
Patriot Acquisition Topco S.A.R.L (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	9.06%	01/2028	4,370	4,341	0.6	4,365
Patriot Acquisition Topco S.A.R.L (8)	Unsecured Debt	1400 PIK	14.00%	02/2030	4,471	4,419	0.7	4,597
Patriot Acquisition Topco S.A.R.L	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.59%	01/2028	1,674	1,669	0.2	1,672
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Delayed Draw Term Loan	993 PIK (75 Floor)	9.93%	05/2029	282	280	0.0	221
Plasma Buyer LLC (PathGroup) (5)	Unitranche First Lien Revolver	942 PIK (75 Floor)	9.42%	05/2029	830	822	0.1	648
Plasma Buyer LLC (PathGroup)	Unitranche First Lien Term Loan	912 PIK (75 Floor)	9.12%	05/2029	7,456	7,377	0.8	5,828
Premier Dental Care Management, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.72%	08/2028	9,143	9,063	1.3	9,072
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.72%	08/2028	4,961	4,957	0.7	4,922
Premier Dental Care Management, LLC (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.72%	08/2027	236	224	0.0	218

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Premier Dental Care Management, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.72%	08/2028	4,067	$4,055	0.6%	4,036
PromptCare Intermediate, LP	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.95%	09/2027	10,054	9,991	1.4	10,048
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.95%	09/2027	1,566	1,558	0.2	1,565
PromptCare Intermediate, LP	Unitranche First Lien Delayed Draw Term Loan	S + 600 (100 Floor)	9.95%	04/2030	2,079	2,065	0.3	2,078
Quorum Health Resources	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.07%	05/2027	5,151	5,129	0.7	5,157
Quorum Health Resources (5)	Unitranche First Lien Revolver	S + 525	9.07%	05/2027	77	74	0.0	78
REP Behavioral Health, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			12/2030	—	(10)	0.0	—
REP Behavioral Health, LLC (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.42%	12/2030	242	227	0.0	242
REP Behavioral Health, LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.47%	12/2030	5,693	5,632	0.8	5,693
Safco Dental Supply, LLC (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	9.82%	03/2026	342	342	0.0	312
Safco Dental Supply, LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.82%	03/2026	4,002	3,997	0.5	3,803
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(3)	0.0	(5)
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500 (100 Floor)	9.02%	12/2029	8,615	8,576	1.2	8,572
Seniorlink Incorporated	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.77%	12/2029	4,648	4,595	0.7	4,625
Seniorlink Incorporated (4)(5)	Unitranche First Lien Revolver			12/2029	—	(4)	0.0	(2)
Smile Doctors LLC (4)(5)	Unitranche First Lien Revolver			12/2027	—	(11)	0.0	(23)
Smile Doctors LLC	Unitranche First Lien Delayed Draw Term Loan	S + 590 (75 Floor)	9.84%	12/2028	781	781	0.1	774
Smile Doctors LLC	Unitranche First Lien Term Loan	S + 590 (75 Floor)	9.84%	12/2028	15,235	15,176	2.1	15,082
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	10.05%	07/2029	3,693	3,625	0.5	3,693
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Term Loan	E + 600	8.00%	07/2029	4,116	3,513	0.6	4,116
Sydney US Buyer Corp. (3B Scientific)	Unitranche First Lien Delayed Draw Term Loan	S + 600 (50 Floor)	9.66%	07/2029	1,978	1,929	0.3	2,005

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Sydney US Buyer Corp. (3B Scientific) (5)	Unitranche First Lien Delayed Draw Term Loan	S + 600	10.01%	07/2029	6,310	$6,120	0.9%	6,310
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	05/2029	6,143	6,102	0.9	6,143
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(4)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.47%	05/2029	1,190	1,183	0.2	1,190
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.62%	06/2030	798	798	0.1	798
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	06/2030	2,560	2,561	0.4	2,561
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.62%	05/2029	997	995	0.1	998
Team Select (CSC TS Merger SUB, LLC) (4)(5)	Senior Secured First Lien Revolver			05/2029	—	(2)	0.0	—
Team Select (CSC TS Merger SUB, LLC)	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.47%	05/2029	2,629	2,613	0.4	2,630
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.59%	05/2029	737	732	0.1	738
Team Select (CSC TS Merger SUB, LLC) (5)	Senior Secured First Lien Revolver			05/2029	—	—	0.0	—
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	09/2027	2,111	2,098	0.3	2,111
Unifeye Vision Partners (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.65%	09/2027	680	673	0.1	680
Unifeye Vision Partners	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.32%	09/2027	3,674	3,653	0.5	3,675
Unifeye Vision Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	09/2027	3,533	3,531	0.5	3,534
					416,945	$412,258	57.2%	403,175
Household & Personal Products
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	11.69%	09/2027	3,249	$3,247	0.5%	3,086
Lash Opco LLC (4)(5)	Unitranche First Lien Revolver			09/2027	—	(0.0)	0.0	(19)
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	11.69%	09/2027	3,313	3,303	0.4	3,146
Lash Opco LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor) (plus 200 PIK)	10.82%	09/2027	35	35	0.0	33
Lash Opco LLC	Unitranche First Lien Term Loan	S + 265 (100 Floor) (plus 510 PIK)	11.69%	09/2027	1,075	1,074	0.1	1,022
					7,672	$7,659	1.0%	7,268

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Balance Partners	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	04/2030	3,237	$3,213	0.5%	3,213
Balance Partners (4)(5)	Senior Secured First Lien Revolver			04/2030	—	(4)	0.0	(4)
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	04/2030	2,167	2,150	0.3	2,151
Balance Partners (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			04/2030	—	(13)	0.0	(41)
Balance Partners	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	04/2030	3,850	3,822	0.5	3,821
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	04/2030	11,337	11,312	1.6	11,287
Evolution BuyerCo, Inc.	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	04/2030	389	385	0.1	387
Evolution BuyerCo, Inc. (4)(5)	Unitranche First Lien Revolver			04/2030	—	(0.0)	0.0	(3)
Galway Borrower, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.17%	09/2028	6,392	6,347	0.9	6,408
Galway Borrower, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.19%	09/2028	94	91	0.0	92
Galway Borrower, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.17%	09/2028	124	123	0.0	126
Galway Borrower, LLC (4)(5)	Unitranche First Lien Revolver			09/2028	—	(1)	0.0	(3)
Integrity Marketing Acquisition, LLC (5)	Unitranche First Lien Revolver			08/2028	—	—	0.0	—
Integrity Marketing Acquisition, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.82%	08/2028	20,022	19,901	2.8	20,022
Newcleus, LLC	Senior Secured First Lien Term Loan	S + 600 (plus 200 PIK)	11.82%	08/2026	5,189	5,072	0.7	4,985
Newcleus, LLC (4)(5)	Senior Secured First Lien Revolver			08/2026	—	(5)	0.0	(17)
Newcleus, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			08/2026	—	(5)	0.0	(18)
Patriot Growth Insurance Services, LLC	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.82%	10/2028	8,995	8,933	1.3	8,995
Patriot Growth Insurance Services, LLC (4)(5)	Unitranche First Lien Revolver			10/2028	—	(5)	0.0	—
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.82%	10/2028	2,763	2,749	0.4	2,763
Patriot Growth Insurance Services, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	10/2028	992	984	0.1	992
The Hilb Group, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.47%	10/2031	969	955	0.1	936
The Hilb Group, LLC (5)	Unitranche First Lien Revolver	S + 475 (75 Floor)	8.47%	10/2031	220	206	0.0	203
The Hilb Group, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.47%	10/2031	14,876	14,751	2.1	14,727

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Vantage Insurance Partners, Inc. (5)(11)	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.17%	12/2028	78	$73	0.0%	33
Vantage Insurance Partners, Inc. (11)	Unitranche First Lien Term Loan	S + 650 (100 Floor)	10.17%	12/2028	4,344	4,317	0.6	4,094
					86,038	$85,351	12.0%	85,149
Materials
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,645	$992	0.0%	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Term Loan			06/2026	1,895	—	0.0	—
A&A Global Imports, LLC (9)	Senior Secured First Lien Revolver			06/2026	594	545	0.0	127
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	3,801	3,188	0.1	453
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	593	498	0.0	71
Action Signature Acquisition, Inc. (5)	Unitranche First Lien Revolver	1099.4 PIK	10.99%	12/2027	534	517	0.1	534
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	288	242	0.0	34
Action Signature Acquisition, Inc. (9)	Unitranche First Lien Term Loan			12/2027	984	826	0.0	117
Online Labels Group, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	12/2029	4,214	4,183	0.6	4,215
Online Labels Group, LLC (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 500 (100 Floor)	8.67%	12/2029	261	259	0.0	261
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2029	—	(2)	0.0	—
Online Labels Group, LLC (4)(5)	Senior Secured First Lien Revolver			12/2029	—	(4)	0.0	—
					14,809	$11,244	0.8%	5,812
Pharmaceuticals, Biotechnology & Life Sciences
Alcanza Clinical Research	Senior Secured First Lien Term Loan	S + 625 (100 Floor)	10.07%	12/2027	7,117	$7,065	1.0%	7,117
Alcanza Clinical Research (5)	Senior Secured First Lien Revolver	S + 625	10.24%	12/2027	63	62	0.0	63

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
BioAgilytix	Senior Secured First Lien Term Loan	S + 250 (plus 400 PIK)	10.27%	12/2028	15,696	$15,552	1.8%	12,928
BioAgilytix	Senior Secured First Lien Delayed Draw Term Loan	S + 250 (plus 400 PIK)	10.27%	12/2028	816	808	0.1	672
Nephron Pharmaceuticals, LLC (10)	Unitranche First Lien - Last Out Term Loan	S + 920	13.19%	12/2027	7,385	7,296	1.0	7,384
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.02%	09/2028	2,174	2,163	0.3	2,163
Teal Acquisition Co., Inc (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.02%	09/2028	401	396	0.1	395
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.02%	09/2028	1,200	1,196	0.2	1,194
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.02%	09/2028	289	288	0.0	288
Teal Acquisition Co., Inc (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2028	—	(3)	0.0	(6)
Teal Acquisition Co., Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.49%	09/2028	1,282	1,276	0.2	1,276
WCT Group Holdings, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.47%	12/2029	3,308	3,247	0.4	3,290
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(8)	0.0	(2)
WCT Group Holdings, LLC (5)	Unitranche First Lien Delayed Draw Term Loan	S + 475 (100 Floor)	8.47%	12/2029	1,900	1,890	0.3	1,890
WCT Group Holdings, LLC (4)(5)	Unitranche First Lien Revolver			12/2029	—	(2)	0.0	(1)
					41,631	$41,226	5.4%	38,651
Retailing
1959 Holdings, LLC	Senior Secured First Lien Term Loan	S + 650 (100 Floor)	10.37%	07/2030	5,000	$4,956	0.7%	5,150
MeriCal, LLC (9)	Unitranche First Lien Term Loan			01/2026	8,470	7,053	0.5	3,768
MeriCal, LLC (5)(9)	Senior Secured First Lien Revolver			01/2026	920	919	0.1	632
Slickdeals Holdings, LLC (5)(7)	Unitranche First Lien Revolver	S + 525 (100 Floor)	9.12%	06/2030	145	145	0.0	145
Slickdeals Holdings, LLC (7)	Unitranche First Lien Term Loan	S + 525 (100 Floor)	9.12%	06/2030	4,965	4,965	0.7	4,965
					19,500	$18,038	2.0%	14,660

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Affinitiv, Inc. (4)(5)	Unitranche First Lien Revolver			07/2027	—	$(1)	0.0%	(12)
Affinitiv, Inc.	Unitranche First Lien Term Loan	S + 500 (100 Floor) (plus 200 PIK)	10.93%	07/2027	5,977	5,933	0.8	5,801
Apps Associates LLC (5)	Unitranche First Lien Revolver			07/2027	—	—	0.0	—
Apps Associates LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	07/2027	5,410	5,375	0.8	5,410
Apps Associates LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	07/2027	1,742	1,728	0.2	1,742
Apps Associates LLC (5)	Unitranche First Lien Revolver	S + 550 (100 Floor)	9.32%	07/2027	240	236	0.0	240
Banker's Toolbox, Inc.	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.17%	07/2029	3,624	3,597	0.5	3,596
Banker's Toolbox, Inc.	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.17%	07/2029	15,365	15,365	2.2	15,249
Banker's Toolbox, Inc. (4)(5)	Unitranche First Lien Revolver			07/2029	—	(13)	0.0	(18)
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.82%	06/2026	4,727	4,716	0.7	4,727
Belay Inc. (4)(5)	Senior Secured First Lien Revolver			06/2026	—	(1)	0.0	—
Belay Inc.	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.82%	06/2026	744	741	0.1	744
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.07%	10/2026	1,342	1,340	0.2	1,342
Benesys Inc.	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.07%	10/2026	285	284	0.0	285
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.07%	10/2026	150	150	0.0	150
Benesys Inc.	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.07%	10/2026	163	164	0.0	163

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Blue Mantis	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	08/2030	3,061	$3,049	0.4%	3,048
Blue Mantis (5)	Senior Secured First Lien Revolver	S + 475 (75 Floor)	8.42%	08/2030	551	542	0.1	547
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.42%	08/2030	3,481	3,445	0.5	3,465
Blue Mantis	Senior Secured First Lien Term Loan	S + 475 (75 Floor)	8.42%	08/2030	495	489	0.1	493
Blue Mantis (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	08/2030	639	639	0.1	620
C-4 Analytics (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			05/2030	—	(17)	0.0	—
C-4 Analytics (5)	Senior Secured First Lien Revolver	S + 525 (100 Floor)	9.07%	05/2030	555	541	0.1	555
C-4 Analytics	Senior Secured First Lien Term Loan	S + 525 (100 Floor)	9.07%	05/2030	18,223	18,082	2.6	18,223
Claritas, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 450 (100 Floor)	8.32%	03/2028	2,395	2,385	0.3	2,395
Claritas, LLC (4)(5)	Unitranche First Lien Revolver			03/2028	—	(8)	0.0	—
Claritas, LLC	Unitranche First Lien Term Loan	S + 450 (100 Floor)	8.17%	03/2028	10,203	10,150	1.4	10,203
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	9.92%	12/2028	9,285	9,227	1.3	9,285
Concord III, LLC (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	9.92%	12/2028	413	409	0.1	413
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	9.92%	12/2028	544	537	0.1	544
Concord III, LLC	Unitranche First Lien Term Loan	S + 625 (100 Floor)	10.25%	12/2028	2,843	2,843	0.4	2,843
DataVail	Senior Secured First Lien Term Loan	S + 575 (100 Floor)	9.42%	01/2029	7,007	6,960	1.0	6,938
DataVail	Senior Secured First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.47%	01/2029	399	397	0.1	395
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	9.42%	01/2029	330	326	0.0	325
DataVail (5)	Senior Secured First Lien Revolver	S + 575 (100 Floor)	9.42%	01/2029	180	178	0.0	177
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Delayed Draw Term Loan			12/2031	—	(1)	0.0	(4)
DecisionHR Holdings, Inc (4)(5)	Senior Secured First Lien Revolver			12/2031	—	(2)	0.0	(2)
DecisionHR Holdings, Inc	Senior Secured First Lien Term Loan	S + 450 (100 Floor)	8.28%	12/2031	1,625	1,613	0.2	1,613
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	09/2030	13,230	12,974	1.9	13,230
Evergreen IX Borrower 2023, LLC (4)(5)	Unitranche First Lien Revolver			09/2029	—	(24)	0.0	—

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Evergreen IX Borrower 2023, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	09/2030	2,758	$2,735	0.4%	2,758
Imagenet, LLC (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(7)	0.0	—
Imagenet, LLC	Senior Secured First Lien Term Loan	S + 500 (100 Floor)	8.67%	12/2030	3,020	2,986	0.4	3,020
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	11/2028	12,760	12,634	1.8	12,760
Lexipol (Ranger Buyer, Inc.) (4)(5)	Unitranche First Lien Revolver			11/2027	—	(9)	0.0	—
Lexipol (Ranger Buyer, Inc.)	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	11/2028	1,091	1,083	0.2	1,091
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(6)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500 (75 Floor)	11.75%	06/2032	83	74	0.0	83
Medicus IT	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	06/2032	6,070	6,018	0.9	6,070
Medicus IT (4)(5)	Unitranche First Lien Delayed Draw Term Loan			06/2032	—	(1)	0.0	—
Medicus IT (5)	Unitranche First Lien Revolver	P + 500 (75 Floor)	11.75%	06/2032	40	36	0.0	40
Medicus IT	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	06/2032	6,843	6,792	1.0	6,843
MRI Software LLC	Unitranche First Lien Delayed Draw Term Loan	S + 475 (75 Floor)	8.42%	02/2028	1,044	1,041	0.1	1,044
MRI Software LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	02/2028	19,483	19,394	2.8	19,483
MRI Software LLC (5)	Unitranche First Lien Revolver	S + 475 (100 Floor)	8.44%	02/2028	309	303	0.0	267
MRI Software LLC	Unitranche First Lien Term Loan	S + 475 (100 Floor)	8.42%	02/2028	1,269	1,263	0.2	1,269
Net Health Acquisition Corp. (4)(5)	Unitranche First Lien Revolver			07/2031	—	(13)	0.0	(4)
Net Health Acquisition Corp.	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.47%	07/2031	13,162	13,056	1.9	13,131
New Era Technology, Inc. (5)	Unitranche First Lien Revolver	S + 625 (100 Floor)	10.09%	06/2030	357	357	0.1	357

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
New Era Technology, Inc.	Unitranche First Lien Term Loan	S + 625 (100 Floor)	9.92%	06/2030	4,652	$4,652	0.7%	4,652
Odessa Technologies, Inc. (4)(5)	Senior Secured First Lien Revolver			10/2027	—	(15)	0.0	—
Odessa Technologies, Inc.	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	9.27%	10/2027	9,281	9,218	1.3	9,282
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Delayed Draw Term Loan	S + 500 (75 Floor)	8.67%	01/2031	379	375	0.1	379
Omega Systems Intermediate Holdings, Inc. (5)	Unitranche First Lien Revolver	S + 500 (75 Floor)	8.69%	01/2031	53	50	0.0	53
Omega Systems Intermediate Holdings, Inc.	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.67%	01/2031	2,100	2,082	0.3	2,100
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	1,085	1,085	0.2	1,085
Ontario Systems, LLC	Unitranche First Lien Revolver	S + 650 (100 Floor)	10.32%	03/2027	500	499	0.1	500
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	3,138	3,133	0.4	3,138
Ontario Systems, LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	544	544	0.1	544
Ontario Systems, LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor) (plus 100 PIK)	10.32%	03/2027	444	444	0.1	444
Perforce Software, Inc.	Senior Secured Second Lien Term Loan	S + 800	11.82%	07/2027	5,000	5,000	0.7	4,925
Right Networks, LLC (5)	Unitranche First Lien Revolver	S + 500 (100 Floor)	8.72%	05/2029	330	330	0.0	330
Right Networks, LLC	Unitranche First Lien Term Loan	S + 500 (100 Floor)	8.72%	05/2029	23,870	23,870	3.4	23,868
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.67%	11/2028	19,677	19,577	2.8	19,664
Saturn Borrower Inc	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.67%	11/2028	2,397	2,383	0.3	2,395
Saturn Borrower Inc (5)	Unitranche First Lien Revolver	S + 600 (100 Floor)	9.67%	11/2028	460	453	0.1	459
SQAD Holdco, Inc.	Unitranche First Lien Delayed Draw Term Loan	S + 575 (100 Floor)	9.42%	04/2028	2,340	2,330	0.3	2,340

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
SQAD Holdco, Inc. (4)(5)	Unitranche First Lien Revolver			04/2028	—	$(8)	0.0%	—
SQAD Holdco, Inc.	Unitranche First Lien Term Loan	S + 575 (100 Floor)	9.42%	04/2028	8,637	8,556	1.2	8,635
Strata Information Group, Inc. (5)	Senior Secured First Lien Delayed Draw Term Loan	S + 450 (75 Floor)	8.70%	12/2030	316	312	0.0	316
Strata Information Group, Inc. (4)(5)	Senior Secured First Lien Revolver			12/2030	—	(6)	0.0	—
Strata Information Group, Inc.	Senior Secured First Lien Term Loan	S + 450 (75 Floor)	8.70%	12/2030	1,191	1,181	0.2	1,191
Summit 7 Systems, LLC (5)	Senior Secured First Lien Revolver	S + 550 (100 Floor)	9.47%	05/2028	396	393	0.1	396
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.32%	05/2028	5,115	5,065	0.7	5,113
Summit 7 Systems, LLC	Senior Secured First Lien Term Loan	S + 550 (100 Floor)	9.49%	05/2028	2,346	2,346	0.3	2,346
Transportation Insight, LLC (5)	Senior Secured First Lien Revolver	S + 450 (plus 100 PIK)	9.22%	03/2026	8	—	0.0	8
Transportation Insight, LLC (9)	Senior Secured First Lien Term Loan			06/2027	5,056	5,037	0.6	3,488
Transportation Insight, LLC (9)	Senior Secured First Lien Delayed Draw Term Loan			06/2027	1,257	1,252	0.1	867
Transportation Insight, LLC (5)(9)	Senior Secured First Lien Revolver			06/2027	713	710	0.1	475
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 600 (100 Floor)	9.82%	12/2026	949	948	0.1	948
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	12/2026	609	608	0.1	608
Winxnet Holdings LLC	Unitranche First Lien Delayed Draw Term Loan	S + 550 (100 Floor)	9.32%	12/2026	998	996	0.1	996
Winxnet Holdings LLC (4)(5)	Unitranche First Lien Revolver			12/2026	—	(2)	0.0	(2)
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	12/2026	1,850	1,849	0.4	1,847
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	12/2026	1,477	1,474	0.3	1,474
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.32%	12/2026	1,101	1,094	0.2	1,099
Winxnet Holdings LLC	Unitranche First Lien Term Loan	S + 550 (100 Floor)	9.22%	12/2026	193	193	0.0	193
					291,979	$290,092	41.4%	289,093

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Technology, Hardware & Equipment
3SI Security Systems	Unitranche First Lien Term Loan	S + 600 (100 Floor)	10.09%	12/2026	3,371	$3,322	0.5%	3,275
CallRevu, LLC (4)(5)	Unitranche First Lien Revolver			10/2032	—	(1)	0.0	(1)
CallRevu, LLC	Unitranche First Lien Term Loan	S + 475 (75 Floor)	8.42%	10/2032	1,450	1,439	0.2	1,439
Gener8, LLC (9)	Senior Secured First Lien Term Loan			02/2026	6,131	6,005	0.3	2,340
Gener8, LLC (5)(9)	Senior Secured First Lien Revolver			02/2026	1,316	1,289	0.0	318
Gener8, LLC (9)	Senior Secured First Lien Term Loan			02/2026	264	259	0.0	101
Security Risk Advisors Intl, LLC (4)(5)	Unitranche First Lien Delayed Draw Term Loan			09/2031	—	(2)	0.0	(5)
Security Risk Advisors Intl, LLC (5)	Unitranche First Lien Revolver	S + 450 (75 Floor)	8.49%	09/2031	65	63	0.0	63
Security Risk Advisors Intl, LLC	Unitranche First Lien Term Loan	S + 450 (75 Floor)	8.49%	09/2031	3,850	3,822	0.5	3,822
					16,447	$16,196	1.5%	11,352
Transportation
Breeze Buyer, Inc.	Senior Secured First Lien Term Loan	S + 475 (100 Floor)	8.45%	01/2028	4,246	4,204	0.6	4,246
					4,246	$4,204	0.6%	4,246
Total Debt Investments United States					1,330,404	$1,305,983	179.5%	1,264,787
Equity Investments
Automobiles & Components
Continental Battery Company	Common Stock				12,345	$-	0.0%	-
Sun Acquirer Corp.	Common Stock				6,148	615	0.1	892
Sun Acquirer Corp.	Common Stock				428	43	0.0	62
						$658	0.1%	$954

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Capital Goods
Envocore Holding, LLC (7)	Common Stock		`		521,354	$-	0.0%	—
Envocore Holding, LLC (7)	Preferred Stock				534,722	—	0.0	—
						—	0.0%	—
Commercial & Professional Services
Allied Universal Holdings, LLC	Common Stock				2,805,726	$1,011	0.5%	3,747
Allied Universal Holdings, LLC	Common Stock				684,903	685	0.1	915
ASP MCS Acquisition Corp. (6)(12)	Common Stock				13,293	1,183	0.0	47
ASP MCS Acquisition Corp. (6)	Common Stock				791	5	0.0	14
Hercules Borrower LLC	Common Stock				1,153,075	1,153	0.3	2,005
Iris Buyer, LLC	Common Stock				577	577	0.1	681
Iris Buyer, LLC	Common Stock				576,923	-	0.0	248
Landscape Workshop, LLC	Common Stock				540,541	541	0.1	604
MHS Acquisition Holdings, LLC	Preferred Stock				1,060	923	0.1	508
MHS Acquisition Holdings, LLC	Common Stock				11	9	0.0	-
Receivable Solutions, Inc.	Preferred Stock				137,000	137	0.1	484
RN Enterprises, LLC	Common Stock				776	791	0.1	936
Seko Global Logistics Network, LLC	Common Stock				625	2,372	0.0	55
TecoStar Holdings, Inc.	Common Stock				500,000	500	0.0	3
						$9,887	1.4%	10,247

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Services
Everlast Parent Inc.	Common Stock				948	$948	0.1%	593
FS Whitewater Borrower, LLC	Common Stock				6,897	690	0.1	904
FS Whitewater Borrower, LLC	Common Stock				238	31	0.0	31
HGH Purchaser, Inc.	Common Stock				4,171	417	0.0	103
HS Spa Holdings Inc. (Hand & Stone)	Common Stock				1,791,160	1,791	0.2	1,190
Ingenio, LLC	Common Stock				104	-	0.0	-
Legalshield (11)	Common Stock				372	372	0.1	559
Mario Purchaser, LLC	Common Stock				118	118	0.0	54
Mario Purchaser, LLC	Common Stock				1,027	1,027	0.1	472
PPV Intermediate Holdings LLC (Vetcor)	Common Stock				312,500	313	0.0	213
Stepping Stones Healthcare Services, LLC	Common Stock				11,321	1,132	0.2	1,231
Wrench Group LLC	Common Stock				2,337	235	0.1	610
Wrench Group LLC	Common Stock				655	67	0.0	171
						$7,141	0.9%	6,131
Diversified Financials
ACON Igloo Investors I, LLC (11)(13)(14)	Partnership Interest					$266	0.0%	330
First Eagle Logan JV, LLC (2)(7)(11)(13)(14)	Partnership Interest					41,413	4.8	33,387
Freeport Financial SBIC Fund LP (11)(13)(14)	Partnership Interest					1,189	0.1	822
Gryphon Partners 3.5, L.P. (11)(13)(14)	Partnership Interest					145	0.0	20
iLending LLC	Common Stock					—	0.0	-
WhiteHawk III Onshore Fund L.P. (2)(11)(13)(14)	Partnership Interest					1,584	0.2	1,619
						$44,597	5.1%	36,178

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Energy
Loadmaster Derrick & Equipment, Inc. (7)	Preferred Stock				3,000,000	$3,000	0.4	3,000
						$3,000	0.4%	3,000
Food & Staples Retailing
Isagenix International, LLC (6)	Common Stock				202,844	—	0.0	—
						—	0.0%	—
Health Care Equipment & Services
ACI Group Holdings, Inc.	Common Stock				907,499	$909	0.0%	-
ACI Group Holdings, Inc.	Preferred Stock				3,719	3,645	0.7	4,905
ACI Group Holdings, Inc.	Preferred Stock				684,903	40	0.0	-
Arrow Management Acquisition, LLC (6)	Common Stock				10,664	11	0.0	11
Arrow Management Acquisition, LLC	Preferred Stock				1,056	1,056	0.1	1,056
Bayside Opco, LLC	Common Stock				1,976	-	0.3	1,847
BVI Medical Inc.	Common Stock				852	1,137	0.1	879
Centria Subsidiary Holdings, LLC	Common Stock				11,911	1,191	0.5	3,193
Headlands Buyer, Inc.	Common Stock				20,614	206	0.0	206
Hospice Care Buyer, Inc.	Common Stock				13,985	1,398	0.2	1,501
Hospice Care Buyer, Inc.	Common Stock				754	75	0.0	81
IVX Health Merger Sub, Inc.	Common Stock				2,199	2,199	0.6	4,502
Patriot Acquisition Topco S.A.R.L	Common Stock				1,192	1,192	0.2	1,600
Patriot Acquisition Topco S.A.R.L	Common Stock				16,416	46	0.0	-
Seniorlink Incorporated	Common Stock				68,182	249	0.3	1,954
Smile Doctors LLC	Common Stock				1,191	714	0.1	582
Vital Care Buyer, LLC	Common Stock				649	1	0.0	37
Vital Care Buyer, LLC	Common Stock				64	64	0.0	61
						$14,133	3.1%	22,415

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Insurance
Evolution BuyerCo, Inc.	Common Stock				2,917	292	0.1%	568
Integrity Marketing Acquisition, LLC	Common Stock				287,484	533	0.2	1,182
Integrity Marketing Acquisition, LLC	Preferred Stock				1,247	1,218	0.4	2,773
						$2,043	0.7%	4,523
Materials
A&A Global Imports, LLC	Common Stock				69	—	0.0	—
Action Signature Acquisition, Inc.	Common Stock				50	—	0.0	—
						—	0.0%	—
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings, Inc. (Eversana)	Common Stock				3,096	953	0.1%	759
LSCS Holdings, Inc. (Eversana)	Preferred Stock				447	447	0.1	534
Nephron Pharmaceuticals, LLC	Common Stock				128,000	-	0.0	117
Teal Acquisition Co., Inc	Common Stock				5,555	556	0.1	480
WCT Group Holdings, LLC	Common Stock				118	1,176	0.4	2,542
						$3,132	0.7%	4,432
Retailing
MeriCal, LLC	Preferred Stock				521	103	0.0%	—
MeriCal, LLC	Common Stock				5,334	-	0.0	—
Palmetto Moon LLC	Common Stock				61	-	0.1	812
Slickdeals Holdings, LLC (7)	Common Stock				4,965	8,305	1.0	8,084
Slickdeals Holdings, LLC (7)	Common Stock				283	-	0.0	—
Vivid Seats Ltd. (6)(15)	Common Stock				5,446	239	0.0	39
Vivid Seats Ltd. (6)(15)	Common Stock				576	7	0.0	4
Vivid Seats Ltd. (6)(12)(15)	Common Stock				143	-	0.0	—
Vivid Seats Ltd. (6)(12)(15)	Common Stock				143	-	0.0	—
						$8,654	1.1%	8,939

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Software & Services
Certify, Inc.	Common Stock				841	$246	0.0%	149
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	638	0.1	881
Lexipol (Ranger Buyer, Inc.)	Common Stock				638	-	0.0	173
Lexipol (Ranger Buyer, Inc.)	Common Stock				5	5	0.0	6
New Era Technology, Inc.	Common Stock				4,269	-	0.0	-
New Era Technology, Inc.	Preferred Stock				4,269	4,878	0.6	4,391
NMN Holdings III Corp.	Common Stock				11,111	1,111	0.3	2,061
Odessa Technologies, Inc.	Common Stock				10,714	1,071	0.1	1,050
Saturn Borrower Inc	Common Stock				434,163	481	0.1	699
						$8,430	1.2%	9,410
Transportation
Xpress Global Systems, LLC	Common Stock				12,544	—	-	-
						—	-	-
Total Equity Investments United States						$101,675	14.7%	106,229
Total United States						$1,407,658	194.2%	$1,371,016
Canada
Debt Investments
Commercial & Professional Services
Klick Inc. (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2032	—	(5)	0.0	(11)
Klick Inc. (4)(5)(11)	Unitranche First Lien Revolver			11/2032	—	(11)	0.0	(11)
Klick Inc. (11)	Unitranche First Lien Term Loan	S + 500 (75 Floor)	8.72%	11/2032	$20,604	$20,501	2.9	20,501
Total Debt Investments Canada						20,485	2.9%	20,479
Equity Investments
Telecommunication Services
Sandvine Corporation (11)	Common Stock				81,818	—	0.0	—
Total Equity Investments Canada						—	0.0%	—
Total Canada						$20,485	$2.9%	$20,479

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Finland
Debt Investments
Software & Services
SC MidCo Oy (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 525	7.33%	03/2032	€83	$83	0.0%	$83
SC MidCo Oy (11)	Unitranche First Lien Term Loan	SN + 525	7.67%	03/2032	€2,110	1,921	0.3	2,109
					2,193	2,004	0.3%	2,192
Total Debt Investments Finland					€2,193	$2,004	0.3%	2,192
Total Finland					€2,193	$2,004	0.3%	$2,192
United Kingdom
Debt Investments
Commercial & Professional Services
Crusoe Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 625	9.98%	12/2027	£8,262	$7,692	1.2%	$8,262
Crusoe Bidco Limited (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 625	9.98%	12/2027	£1,117	1,008	0.2	1,117
Nurture Landscapes (11)	Unitranche First Lien Term Loan	SN + 650	10.46%	06/2028	£1,909	1,970	0.3	1,909
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.22%	06/2028	£528	527	0.1	528
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£14,831	13,455	2.0	14,831
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£2,878	2,661	0.4	2,878
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.44%	06/2028	£3,837	3,625	0.5	3,837
Nurture Landscapes (11)	Unitranche First Lien Delayed Draw Term Loan	SN + 650	10.47%	06/2028	£6,715	6,322	1.0	6,715
					£40,077	$37,260	5.7	40,077

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Consumer Durables & Apparel
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.84%	03/2028	$4,352	$4,308	0.4%	$2,950
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.84%	03/2028	$9,939	9,845	1.0	6,739
Lion Cashmere Bidco Limited (11)	Unitranche First Lien Term Loan	S + 600 (50 Floor)	9.84%	03/2028	$4,953	4,900	0.5	3,358
Lion Cashmere Bidco Limited (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			03/2028	—	(33)	(0.1)	(1,043)
					£19,244	$19,020	1.8%	12,004
Food, Beverage & Tobacco
APC Bidco Limited (11)	Unitranche First Lien Term Loan	SN + 636.93	10.34%	10/2030	£5,850	$5,229	0.8%	$5,850
APC Bidco Limited (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 636.93	10.10%	10/2030	£2,685	2,534	0.4	2,685
					£8,535	$7,763	1.2%	8,535
Software & Services
Jordan Bidco, Ltd. (11)	Unitranche First Lien Term Loan	SN + 600	9.97%	08/2028	£17,842	$17,953	2.4%	$17,843
Jordan Bidco, Ltd. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	SN + 600	9.99%	08/2028	£549	522	0.1	549
					£18,391	$18,475	2.5%	18,392
Total Debt Investments United Kingdom					£86,247	$82,518	11.2%	$79,008
Equity Investments
Health Care Equipment & Services
VetStrategy (11)	Common Stock				£37,612	$30	—%	-
VetStrategy (11)	Preferred Stock				£2,126,875	968	0.3	2,051
					2,164,487	$998	0.3%	2,051
Total Equity Investments United Kingdom						$998	0.3%	2,051
Total United Kingdom						$83,516	11.5%	$81,059

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Jersey
Debt Investments
Diversified Financials
Primrose Bidco Limited (11)	Unitranche First Lien Term Loan	S + 550	9.47%	11/2031	£6,741	$6,150	1.0%	$6,741
					£6,741	6,150	1.0	6,741
Total Debt Investments Jersey					£6,741	6,150	1.0%	6,741
Total Jersey						$6,150	1.0%	$6,741
Netherlands
Debt Investments
Commercial & Professional Services
Avidity Acquisition B.V. (5)(10)(11)	Unitranche First Lien - Last Out Delayed Draw Term Loan	E + 525	7.37%	03/2032	€106	$105	—%	$106
Avidity Acquisition B.V. (10)(11)	Unitranche First Lien - Last Out Term Loan	E + 525	7.37%	03/2032	€2,574	2,284	0.4	2,574
Pitch MidCo B.V. (5)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 550	5.50%	04/2031	€508	477	0.1	508
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 550	7.52%	04/2031	€3,366	2,997	0.4	3,366
Pitch MidCo B.V. (11)	Unitranche First Lien Term Loan	E + 625	8.28%	04/2031	€1,889	1,803	0.3	1,889
					8,443	$7,666	1.2 ~~%~~	8,443

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Pharmaceuticals, Biotechnology & Life Sciences
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	E + 750 (plus 750 PIK)	9.53%	07/2029	€2,800	$2,465	0.3%	$2,047
Eagle Midco B.V. (Avania) (5)(11)	Unitranche First Lien Delayed Draw Term Loan	S + 775 (plus 775 PIK)	11.87%	07/2029	€1,383	1,354	0.0	232
Eagle Midco B.V. (Avania) (11)	Unitranche First Lien Term Loan	S + 775 (plus 775 PIK)	11.72%	07/2029	€3,705	3,649	0.4	2,708
					7,888	$7,468	0.7%	4,987
Total Debt Investments Netherlands					16,331	$15,134	1.9%	13,430
Total Netherlands						$15,134	1.9%	$13,430
Belgium
Equity Investments
Commercial & Professional Services
Miraclon Corporation (11)	Common Stock				1,025	$1	0.0%	$—
Miraclon Corporation (11)	Preferred Stock				90,601	73	0.0	106
						74	0.0	106
Total Equity Investments Belgium						$74	0.0%	$106
Total Belgium						$74	0.0%	$106
Australia
Debt Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (4)(5)(11)	Unitranche First Lien Delayed Draw Term Loan			11/2030	AUD 0	$(23)	0.0%	$14
Ancora Bidco PTY LTD (11)	Unitranche First Lien Term Loan	B + 500 (50 Floor)	8.60%	11/2030	AUD 6,928	6,726	1.0	6,998
					AUD 6,928	$6,703	1.0%	7,012

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Retailing
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450	8.29%	03/2028	AUD 19,270	$21,283	2.7%	$19,269
Greencross (Vermont Aus Pty Ltd) (11)	Unitranche First Lien Term Loan	B + 450 (75 Floor)	8.29%	03/2028	AUD 3,214	3,316	0.5	3,214
					AUD 22,484	$24,599	3.2%	22,483
Total Debt Investments Australia					AUD 29,412	$31,302	4.2%	29,495
Equity Investments
Commercial & Professional Services
Ancora Bidco PTY LTD (11)	Common Stock				128,654,071	$1,325	0.3%	$1,778
Ancora Bidco PTY LTD (11)	Common Stock				6,771,267	70	0.0	94
						1,395	0.3	1,872
Total Equity Investments Australia						$1,395	0.2%	1,872
Total Australia						$32,697	4.4%	$31,367
Sweden
Debt Investments
Retailing
AX VI INV2 Holding AB (Voff) (5)(6)(11)	Unitranche First Lien Term Loan	E + 450 (plus 150 PIK)	8.06%	08/2029	€10,735	$9,076	1.5%	$10,736
AX VI INV2 Holding AB (Voff) (4)(5)(6)(11)	Senior Secured First Lien Revolver			08/2029	€—	(5)	0.0	—
AX VI INV2 Holding AB (Voff) (6)(11)	Senior Secured Second Lien Term Loan	1206.2 PIK	12.06%	08/2030	€3,151	2,743	0.4	3,151
AX VI INV2 Holding AB (Voff) (6)(11)	Unitranche First Lien Delayed Draw Term Loan	E + 450 (plus 150 PIK)	8.02%	08/2029	€1,814	1,632	0.3	1,814
					15,700	13,446	2.2%	15,701
Total Debt Investments Sweden					€15,700	$13,446	2.2%	15,701

CRESCENT CAPITAL BDC, Inc. Consolidated Schedule of Investments December 31, 2025 (in thousands, except share and per share data)
Country/Security/Industry/Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value
Equity Investments
Retailing
AX VI INV2 Holding AB (Voff) (6)(11)	Common Stock				1,140,447	1,086	0.4%	2,561
						1,086	0.4%	2,561
Total Equity Investments Sweden						1,086	0.4%	2,561
Total Sweden						$14,532	2.6%	$18,262
Switzerland
Debt Investments
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG (4)(5)(11)	Senior Secured First Lien Revolver			02/2032	CHF 0	(59)	0.0%	-
Solvias AG (11)	Senior Secured First Lien Term Loan	S + 550 (75 Floor)	6.25%	02/2032	CHF 24,122	20,770	3.4	24,182
					CHF 24,122	20,711	3.4%	24,182
Total Debt Investments Switzerland					CHF 24,122	$20,711	3.4%	24,182
Equity Investments
Pharmaceuticals, Biotechnology & Life Sciences
Sequence Parent (11)	Common Stock				47,124	409	0.1%	472
Sequence Parent (11)	Preferred Stock				685	99	-	112
						508	0.1%	584
Total Equity Investments Switzerland						508	0.1%	584
Total Switzerland						$21,219	$3.5%	$24,766
Total Investments						$1,603,469	$222.3%	$1,569,418

Cash and Cash Equivalents
Goldman Sachs Financial Square Government Fund - Institutional Shares			3.69%			$2,967	0.4	$2,967
Other Cash						$28,831	4.1	$28,530
Cash and Cash Equivalents Total						$31,798	4.5%	$31,497

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

September 30, 2026 (Unaudited)

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge some of the Company’s fixed rate debt. The Company has designated each interest rate swap held as the hedging instrument in an effective hedge accounting relationship, and therefore the periodic payments and receipts are recognized as components of interest expense in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a derivative asset or derivative liability on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in restricted cash on the Company’s Consolidated Statements of Assets and Liabilities. Please see Note 6 and Note 7 for additional detail.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, we had investments in twelve portfolio companies on non-accrual status, which represented 4.7% and 2.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had investments in eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2026 and December 31, 2025.

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

The Company intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. As of September 30, 2026 the Company is subject to potential examination by U.S. federal tax authorities for returns filed for the three most recent calendar years and by state tax authorities for returns filed for the four most recent calendar years.

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

For the three and nine months ended September 30, 2026, the Company incurred administrative services expenses of $436 and $1,308, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred administrative services expenses of $445 and $1,335, respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $542 and $592, respectively, was payable to the Administrator. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

For the three and nine months ended September 30, 2026, the Company incurred management fees of $3,991 and $12,890 respectively, of which $2 and $14, respectively, were waived. For the three and nine months ended September 30, 2025, the Company incurred management fees of $5,130 and $15,257, of which $11 and $44, respectively, were waived. As of September 30, 2026 and December 31, 2025, management fees of $3,988 and $5,037, respectively, were unpaid.

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

For the three and nine months ended September 30, 2026, the Company incurred income incentive fees of $2,400 and $7,695 , respectively, of which $0 and $1,441, respectively, were waived. For the three and nine months ended September 30, 2025, the Company incurred income incentive fees of $3,586 and $10,684, of which $12 and $67, respectively, were waived. As of September 30, 2026 and December 31, 2025, income incentive fees of $2,400 and $3,468, respectively, were unpaid.

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

For the three and nine months ended September 30, 2026 and 2025, the Company recorded no capital gains incentive fees on unrealized capital appreciation. As of September 30, 2026 and December 31, 2025, no capital gains incentive fees remain outstanding.

Other Related Party Transactions

From time to time, the Administrator may pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Administrator for such amounts paid on its behalf. Amounts payable to the Administrator are settled in the normal course of business without formal payment terms.

A portion of the outstanding shares of the Company’s common stock is owned by Crescent Capital Group LP ("Crescent"), its employees and certain officers and directors of the Company. As of September 30, 2026 and December 31, 2025, Crescent, its employees and certain officers and directors of the Company owned 2.94% and 2.83%, respectively, of the Company’s outstanding common stock. Crescent is also the majority member of the Adviser and sole member of the Administrator. The Company has entered into a license agreement with Crescent under which Crescent granted the Company a non-exclusive, royalty-free license to use the name “Crescent Capital”. The Adviser has entered into a resource sharing agreement with Crescent. Crescent will provide the Adviser with the resources necessary for the Adviser to fulfill its obligations under the Investment Advisory Agreement.

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

As of September 30, 2026 and December 31, 2025, Sun Life Financial Inc. ("Sun Life"), the parent of Crescent, owned 6.04% and 6.02% of the Company’s outstanding common stock, respectively. Sun Life is also a $2,000 participating lender of the Company's Series 2024A Unsecured Notes - 2028, a $10,000 participating lender of the Company's Series 2024A Unsecured Notes - 2030 and a $10,000 participating lender of the Company's Series 2025A Unsecured Notes - 2029 all described further in Note 6.

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

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2026 were as follows (in thousands):

	Fair Value as of December 31, 2025	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2026	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
Affordable Care, Inc. (ACI)	$—	$7,328	$(6)	$—	$(227)	$7,095	$128
AX VI INV2 Holding AB	18,262	609	(12,512)	1,598	(4,028)	3,929	565
ASP MCS Acquisition	60	—	—	—	12	72	—
Bayside Opco, LLC	9,918	375	(41)	—	(8)	10,244	772
Isagenix International, LLC	1,354	84	(197)	—	(359)	882	19
Transportation Insight, LLC	—	5,233	—	—	1,597	6,830	251
TSX Fiber	—	1,438	—	—	394	1,832	37
Total Non-Controlled Affiliates	$29,594	$15,067	$(12,756)	$1,598	$(2,619)	$30,884	$1,772

The Company’s investments in non-controlled affiliates for the nine months ended September 30, 2025 were as follows (in thousands):

	Fair Value as of December 31, 2024	Gross Additions (1)	Gross Reductions (2)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Non-Controlled Affiliates
AX VI INV2 Holding AB	$15,110	$578	$—	$—	$2,156	$17,844	$1,134
ASP MCS Acquisition	728	5	—	—	(41)	692	—
Bayside Opco, LLC	7,920	344	(41)	—	1,683	9,906	880
Isagenix International, LLC	2,005	255	—	—	(721)	1,539	327
Slickdeals Holdings, LLC	14,766	—	(12,736)	(1,996)	(34)	—	784
Vivid Seats Ltd.	910	—	—	—	(415)	495	—
WhiteHawk III Onshore Fund L.P.	5,354	—	(4,957)	—	(397)	-	258
Total Non-Controlled Affiliates	$46,793	$1,182	$(17,734)	$(1,996)	$2,231	$30,476	$3,383

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

The Company’s investments in controlled affiliates for the nine months ended September 30, 2026 were as follows (in thousands):

	Fair Value as of December 31, 2025	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2026	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$10,333	$—	$(10,286)	$(3,433)	$3,386	$-	$53
First Eagle Logan JV, LLC(1)	33,386	—	—	—	(5,691)	27,695	3,960
Loadmaster Derrick & Equipment, Inc.	3,438	900	(988)	—	2,752	6,102	44
DMC Newco Limited	—	13,737	—	(7,476)	8,174	14,435	341
Slickdeals Holdings, LLC	13,194	—	(144)	—	(2,367)	10,683	336
Total Controlled Affiliates	$60,351	$14,637	$(11,418)	$(10,909)	$6,254	$58,915	$4,734

The Company’s investments in controlled affiliates for the nine months ended September 30, 2025 were as follows (in thousands)

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2025	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Envocore LLC	$9,221	$1,821	$(1,719)	$—	$984	$10,307	$518
First Eagle Logan JV, LLC(1)	32,575	—	—	—	2,755	35,330	4,760
Loadmaster Derrick & Equipment, Inc.	3,476	—	(126)	—	775	4,125	112
OEM Group, LLC	2,779	—	(2,214)	(3,800)	3,235	—	—
Slickdeals Holdings, LLC	—	13,454	(38)	—	(222)	13,194	179
Total Controlled Affiliates	$48,051	$15,275	$(4,097)	$(3,800)	$7,527	$62,956	$5,569

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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Senior Secured First Lien	$391,904	$375,661	$(16,243)	$370,529	$350,795	$(19,734)
Unitranche First Lien	1,050,817	1,015,819	(34,998)	1,068,444	1,047,747	(20,697)
Unitranche First Lien - Last Out	18,460	18,554	94	25,382	26,290	908
Senior Secured Second Lien	14,534	14,412	(122)	15,234	12,180	(3,054)
Unsecured Debt	29,610	28,818	(792)	18,144	19,003	859
Equity & Other	63,561	73,496	9,935	61,139	77,225	16,086
LLC/LP Equity Interests	42,623	28,392	(14,231)	44,597	36,178	(8,419)
Total investments	$1,611,509	$1,555,152	$(56,357)	$1,603,469	$1,569,418	$(34,051)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
Health Care Equipment & Services	$390,651	25.0%	$427,641	27.3%
Software & Services	301,739	19.3	319,087	20.3
Commercial & Professional Services	294,855	19.0	241,265	15.4
Consumer Services	144,526	9.3	138,499	8.8
Diversified Financials	96,048	6.2	93,081	5.9
Insurance	95,653	6.2	89,672	5.7
Pharmaceuticals, Biotechnology & Life Sciences	69,852	4.5	72,836	4.6
Retailing	42,804	2.8	64,344	4.1
Automobiles & Components	33,387	2.1	33,775	2.2
Food, Beverage & Tobacco	16,360	1.1	14,754	0.9
Technology, Hardware & Equipment	15,576	1.0	11,352	0.7
Consumer Durables & Apparel	14,435	0.9	12,004	0.8
Capital Goods	12,164	0.8	28,989	1.8
Household & Personal Products	7,531	0.5	7,268	0.5
Transportation	6,907	0.4	4,246	0.3
Materials	5,680	0.4	5,812	0.4
Energy	6,102	0.4	3,438	0.2
Food & Staples Retailing	882	0.1	1,355	0.1
Total investments	$1,555,152	100.0%	$1,569,418	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$1,361,074	87.5%	$1,371,016	87.3%
United Kingdom	77,593	5.0	81,059	5.2
Australia	32,669	2.1	31,367	2.0
Canada	23,622	1.5	20,479	1.3
Switzerland	23,459	1.5	24,766	1.6
Netherlands	13,335	0.9	13,430	0.9
Germany	10,634	0.7	-	-
Jersey	6,630	0.4	6,741	0.4
Sweden	3,929	0.3	18,262	1.2
Finland	2,113	0.1	2,192	0.1
Belgium	94	0.0	106	0.0
Total investments	$1,555,152	100.0%	$1,569,418	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2026 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$375,661	$375,661
Unitranche First Lien	—	9,173	1,006,646	1,015,819
Unitranche First Lien – Last Out	—	—	18,554	18,554
Senior Secured Second Lien	—	—	14,412	14,412
Unsecured Debt	—	—	28,818	28,818
Equity & Other	23	—	73,473	73,496
Subtotal	$23	$9,173	$1,517,564	$1,526,760
Investments Measured at NAV (1)	—	—	—	28,392
Total Investments	$23	$9,173	$1,517,564	$1,555,152

Cash Equivalents	$7,200	$—	$—	$7,200
Interest Rate Swaps - Liabilities	—	6,304	—	6,304
Foreign Currency Forward Contracts - Assets	—	338	—	338
Foreign Currency Forward Contracts - Liabilities	—	926	—	926

The following table presents fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien	$—	$—	$350,795	$350,795
Unitranche First Lien	—	9,290	1,038,457	1,047,747
Unitranche First Lien – Last Out	—	—	26,290	26,290
Senior Secured Second Lien	—	-	12,180	12,180
Unsecured Debt	—	—	19,003	19,003
Equity & Other	43	46	77,136	77,225
Subtotal	$43	$9,336	$1,523,861	$1,533,240
Investments Measured at NAV (1)	—	—	—	36,178
Total Investments				$1,569,418

Cash Equivalents	$2,967	$—	$—	$2,967
Foreign Currency Forward Contracts - Assets	—	2,135	—	2,135
Foreign Currency Forward Contracts - Liabilities	—	2,134	—	2,134

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2026, based off of the fair value hierarchy as of September 30, 2026 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2026	$350,795	$1,038,457	$26,290	$12,180	$19,003	$77,136	$1,523,861
Amortized discounts/premiums	884	2,291	63	6	226	—	3,470
Paid in-kind interest	1,026	2,788	-	396	1,980	—	6,190
Net realized gain (loss)	(13,734)	(9,261)	—	(3,482)	—	(2,514)	(28,991)
Net change in unrealized appreciation (depreciation)	3,521	(14,184)	(859)	2,931	(1,610)	(6,131)	(16,332)
Purchases	66,796	101,531	—	11,940	10,217	4,716	195,200
Sales/return of capital/principal repayments/paydowns	(33,627)	(114,976)	(6,940)	(9,559)	(998)	219	(165,881)
Transfers in	—	—	—	—	—	47	47
Transfers out	—	—	—	—	—	—	-
Balance as of September 30, 2026	$375,661	$1,006,646	$18,554	$14,412	$28,818	$73,473	$1,517,564
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(8,630)	$(19,307)	$(859)	$(530)	$(1,194)	$(2,856)	$(33,376)

During the nine months ended September 30, 2026, the Company recorded no transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and $47 of transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2025, based off of the fair value hierarchy as of September 30, 2025 (in thousands):

	Senior Secured First Lien	Unitranche First Lien	Unitranche First - Last Out	Senior Secured Second Lien	Unsecured Debt	Equity & Other	Total
Balance as of January 1, 2025	$379,628	$1,013,934	$14,741	$24,351	$17,525	$63,735	$1,513,914
Amortized discounts/premiums	1,237	3,733	53	75	157	—	5,255
Paid in-kind interest	1,622	3,681	681	352	1,862	—	8,198
Net realized gain (loss)	(8,214)	(3,604)	—	(693)	—	(1,345)	(13,856)
Net change in unrealized appreciation (depreciation)	2,835	(10,003)	921	1,779	(13)	4,922	441
Purchases	60,334	149,225	9,774	—		16,754	236,087
Sales/return of capital/principal repayments/paydowns	(84,630)	(147,462)	—	(7,217)	—	-	(239,309)
Transfers in	—	24,531	—	—	—	—	24,531
Transfers out	—	—	—	—	—	—	—
Balance as of September 30, 2025	$352,812	$1,034,035	$26,170	$18,647	$19,531	$84,066	$1,535,261
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$(3,683)	$(8,959)	$921	$1,497	$(13)	$4,469	$(5,768)

During the nine months ended September 30, 2025, the Company recorded no transfers from Level 3 to Level 2 and $24,531 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data.

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$338,432	Discounted Cash Flows	Discount Rate	6.2%	-	32.0%	(9.7%)
	34,288	Enterprise Value	Comparable EBITDA Multiple	4.8x	-	13.6x	(10.1x)
	2,941	Transactions Precedent	Transaction Price			N/A
	$375,661

Unitranche First Lien	918,954	Discounted Cash Flows	Discount Rate	7.2%	-	21.4%	(9.8%)
	66,449	Enterprise Value	Comparable EBITDA Multiple	6.0x	-	12.2x	(8.9x)
	21,243	Broker Quoted	Broker Quote			N/A
	$1,006,646

Unitranche First Lien - Last Out	18,554	Discounted Cash Flows	Discount Rate	7.8%	-	20.2%	(12.8%)
	$18,554

Senior Secured Second Lien	14,062	Discounted Cash Flows	Discount Rate	10.5%	-	13.1%	(11.1%)
	350	Enterprise Value	Comparable EBITDA Multiple			3.2x
	$14,412

Unsecured Debt	19,917	Discounted Cash Flows	Discount Rate	11.4%	-	19.0%	(14.5%)
	5,423	Enterprise Value	Comparable EBITDA Multiple	9.5x	-	13.6x	(11.6x)
	3,478	Transactions Precedent	Transaction Price			N/A
	$28,818

Equity & Other	73,473	Enterprise Value	Comparable EBITDA Multiple	3.2x	-	25.2x	(13.6x)
	$73,473

Total	$1,517,564

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Senior Secured First Lien	$303,854	Discounted Cash Flows	Discount Rate	4.7%	-	19.5%	(9.8%)
	38,452	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	11.7x	(9.0x)
	8,489	Transaction Precedent	Transaction Price			N/A
	$350,795

Unitranche First Lien	897,161	Discounted Cash Flows	Discount Rate	7.6%	-	19.1%	(9.8%)
	41,357	Enterprise Value	Comparable EBITDA Multiple	6.7x	-	12.0x	(9.1x)
	33,097	Transactions Precedent	Transaction Price			N/A
	66,842	Broker Quoted	Broker Quote			N/A
	$1,038,457

Unitranche First Lien - Last Out	18,905	Discounted Cash Flows	Discount Rate	7.6%	-	15.9%	(11.3%)
	7,385	Enterprise Value	Comparable EBITDA Multiple			10.6x
	$26,290

Senior Secured Second Lien	8,076	Discounted Cash Flows	Discount Rate	11.7%	-	12.7%	(12.3%)
	4,104	Enterprise Value	Comparable EBITDA Multiple			3.3x
	$12,180

Unsecured Debt	16,904	Discounted Cash Flows	Discount Rate	10.6%	-	15.5%	(13.6%)
	2,099	Enterprise Value	Comparable EBITDA Multiple			11.7x
	$19,003

Equity & Other	77,136	Enterprise Value	Comparable EBITDA Multiple	2.3x	-	28.0x	(13.7x)
	$77,136

Total	$1,523,861

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

Note 6. Debt

Debt consisted of the following (in thousands):

	September 30, 2026				December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value (2)(3)
SPV Asset Facility	$500,000	348,600	$151,400	$343,028	$400,000	$329,600	$70,400	$326,385
SMBC Corporate Revolving Facility	335,000	275,861	59,139	274,720	310,000	138,402	171,598	136,698
Series 2021A Unsecured Notes(4)	—	—	—	—	135,000	135,000	—	134,963
FCRX Unsecured Notes(5)	—	—	—	—	111,600	111,600	—	111,600
Series 2023A Unsecured Notes(6)	—	—	—	—	50,000	50,000	—	49,957
Series 2024A Unsecured Notes - 2028(7)	35,000	35,000	—	34,851	35,000	35,000	—	34,770
Series 2024A Unsecured Notes - 2030(8)	80,000	80,000	—	79,499	80,000	80,000	—	79,388
Series 2025A Unsecured Notes - 2029.1(9)(10)	67,500	67,500	—	64,526	—	—	—	—
Series 2025A Unsecured Notes - 2031(10)(11)	67,500	67,500	—	62,788	—	—	—	—
Series 2025A Unsecured Notes - 2029.2(12)	50,000	50,000	—	49,863	—	—	—	—
Total Debt	$1,135,000	$924,461	$210,539	$909,275	$1,121,600	$879,602	$241,998	$873,761

(1)
The amount available is subject to any limitations related to the respective debt facilities’ borrowing bases and foreign currency translation adjustments.
(2)
The amount presented includes netting of deferred financing costs.
(3)
As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value unless otherwise noted.
(4)
As of December 31, 2025, the fair value of the Series 2021A Unsecured Notes was approximately $134,487.
(5)
As of December 31, 2025, the fair value of the FCRX Unsecured Notes was approximately $111,823.
(6)
As of December 31, 2025, the fair value of the Series 2023A Unsecured Notes was approximately $50,207.
(7)
As of September 30, 2026 and December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2028 was approximately $34,548 and $35,074.
(8)
As of September 30, 2026 and December 31, 2025, the fair value of the Series 2024A Unsecured Notes -2030 was approximately $77,950 and $80,660.
(9)
As of September 30, 2026 the fair value of the Series 2025A Unsecured Notes -2029.1 was approximately $64,472, net the effective portion of the fair value of the interest rate swap.
(10)
Carrying value includes the effective portion of the fair value of the interest rate swaps, as further discussed in Note 7.
(11)
As of September 30, 2026 the fair value of the Series 2025A Unsecured notes - 2031 was approximately $62,748 net the effective portion of the fair value of the interest rate swap.
(12)
As of September 30, 2026 the fair value of the Series 2025A Unsecured Notes -2029.2 was approximately $49,123.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and 2025 was 6.22% and 6.52%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and 2025 was $927,753 and $894,994, respectively.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2026, all the debt would be deemed to be Level 3 of the fair value hierarchy. As of December 31, 2025, all the debt except for FCRX Unsecured Notes would be deemed to be Level 3 of the fair value hierarchy. FCRX Unsecured Notes would be deemed to be Level 2 of the fair value hierarchy.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms and covenants of its debt arrangements.

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

Costs incurred in connection with obtaining the SPV Asset Facility were recorded as deferred financing costs and are being amortized over the life of the SPV Asset Facility on a straight line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the SPV Asset Facility were $5,572 and $3,215, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with obtaining the SMBC Corporate Revolving Facility were recorded as deferred financing costs and are being amortized over the life of the SMBC Corporate Revolving Facility on an a straight line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the SMBC Corporate

Revolving Facility were $1,141 and $1,704, respectively, and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2028 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2028 on a straight line basis. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2024A Unsecured Notes - 2028 of $149 and $231 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2024A Unsecured Notes - 2030 were recorded as deferred financing costs and are being amortized over the life of the Series 2024A Unsecured Notes - 2030 on a straight line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2024A Unsecured Notes - 2030 of $501 and $612 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2029.1 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2029.1 on a straight line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2025A Unsecured Notes - 2029.1 of $622 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2031 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2031 on a straight line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the Series 2025A Unsecured Notes - 2031 of $687 and $0 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Costs incurred in connection with issuing the Series 2025A Unsecured Notes - 2029.2 were recorded as deferred financing costs and are being amortized over the life of the Series 2025A Unsecured Notes - 2029.2 on a straight line basis which approximates the effective interest method. As of September 30, 2026, deferred financing costs related to the Series 2025A Unsecured Notes - 2029.2 of $137 were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Other Debt Financing Costs

The borrowing expenses incurred by the Company's credit facilities and unsecured debt were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Borrowing interest expense (1)	14,158	$13,014	$41,060	$40,039
Unused facility fees	186	255	597	793
Amortization of financing costs	710	607	2,002	2,831
Total interest and credit facility expenses	$15,054	$13,876	$43,659	$43,663
Weighted average outstanding balance	$931,850	$883,927	$927,753	$894,994

(1) For the three and nine months ended September 30, 2026, borrowing interest expense includes $159 and $48 of the impact related to the interest rate swaps and hedged items Series 2025A Unsecured Notes - 2029.1 and 2031, respectively. There were no interest rate swaps outstanding for the comparative period.

Note 7. Derivatives

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included under restricted cash and cash equivalents on the Consolidated Statement of Assets and Liabilities. There has been no cash collateral received or paid from the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. All of the forward contracts qualify as Level 2 financial instruments.

During the nine months ended September 30, 2026 and 2025 the Company’s average U.S. dollar ("USD") notional exposure to foreign currency forward contracts was $74,837 and $74,149, respectively.

The following table sets forth the Company’s net exposure to derivative contracts that are subject to ISDA Master Agreements or similar agreements (in thousands):

Reporting Date	Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2026	Wells Fargo Bank, N.A.	$338	$(926)	$(588)	$588	$—
September 30, 2026	Goldman Sachs Bank USA	$—	$(6,304)	$(6,304)	$6,304	$—
December 31, 2025	Wells Fargo Bank, N.A.	$2,135	$(2,134)	$1	$—	$1

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on foreign currency forward contracts	$225	$-	$428	$-
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(87)	972	(589)	(5,005)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$138	$972	$(161)	$(5,005)

The Company's interest rate swaps have been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025, for the Company’s interest rate swap, are in the following locations in the Consolidated Statement of Operations:

	For the three Months Ended September 30,		For the nine Months Ended September 30,		Financial Statement Location
	2026	2025	2026	2025
Interest rate swaps	$114	$-	$(25)	$-	Interest and debt financing expenses
Hedged items	45	-	73	-	Interest and debt financing expenses

Note 8. Commitments, Contingencies and Indemnifications

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, the Company had aggregate unfunded commitments totaling $183,354 and $211,864, respectively, including foreign denominated commitments converted to USD at the balance sheet date, under loan and financing agreements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2026		As of December 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Commitment Expiration Date (1)	Unfunded Commitment (2)
Affordable Care Inc. (17)	Revolver	—	—	8/2/2027	6
Action Signature Acquisition, Inc. (5)	Revolver	12/17/2027	236	12/17/2027	397
Acu-Serve, LLC (5)	Revolver	10/18/2029	750	10/18/2029	750
Affinitiv, Inc. (5)	Revolver	7/26/2027	312	7/26/2027	425
Alcanza Clinical Research (5)	Revolver	—	—	12/15/2027	63
Alcanza Clinical Research (5)	Delayed Draw Term Loan	5/6/2027	229	11/6/2030	1,446
Annuity Health (17)	Revolver	2/8/2029	800	2/8/2029	800
APC Bidco Limited (12)	Delayed Draw Term Loan	—	—	11/10/2027	1,216
Apps Associates LLC (5)	Revolver	1/2/2028	720	7/2/2027	560
Apps Associates LLC (5)	Revolver	1/2/2028	200	7/2/2027	200
Arrow Management Acquisition, LLC (5)	Revolver	7/25/2032	977	7/25/2032	1,008
Arrow Management Acquisition, LLC (7)	Delayed Draw Term Loan	7/25/2027	3,955	7/25/2027	4,581
Automated Control Concepts, Inc. (5)	Revolver	10/22/2026	833	10/22/2026	832
Auveco Holdings (5)	Revolver	5/5/2028	600	5/5/2028	525
Avalign Technologies, Inc. (5)	Revolver	12/20/2028	532	12/20/2028	835
Avidity Acquisition B.V. (7)	Delayed Draw Term Loan	3/4/2029	500	3/4/2029	518
AX VI INV2 Holding AB (Voff) (8)	Term Loan	—	—	8/31/2029	81
AX VI INV2 Holding AB (Voff) (8)	Revolver	—	—	8/31/2029	436
Balance Partners (5)	Revolver	4/3/2030	550	4/3/2030	550
Balance Partners (7)	Delayed Draw Term Loan	11/20/2027	1,506	11/20/2027	5,450
Bandon Fitness (Texas) Inc. (17)	Delayed Draw Term Loan	—	—	7/27/2028	560
Bandon Fitness (Texas) Inc. (17)	Term Loan	—	—	7/27/2028	125
Banker's Toolbox, Inc. (5)	Revolver	7/27/2029	2,406	7/27/2029	2,406
Bayside Opco, LLC (5)	Revolver	5/31/2029	521	5/31/2026	634
Belay Inc. (5)	Revolver	12/31/2028	650	6/25/2026	650
Beyond Risk Management, Inc. (5)	Revolver	3/13/2033	550	—	—
Beyond Risk Management, Inc. (6)	Delayed Draw Term Loan	3/9/2028	1,250	—	—
Blue Mantis (5)	Revolver	8/19/2030	324	8/19/2030	324
Blue Mantis (7)	Delayed Draw Term Loan	4/24/2027	860	4/24/2027	3,657
BV MRP Buyer, LLC (5)	Revolver	1/21/2032	1,000	—	—
BV MRP Buyer, LLC (7)	Delayed Draw Term Loan	1/21/2028	3,400	—	—
BVI Medical Inc. (5)	Revolver	3/7/2032	505	3/7/2032	821
BVI Medical Inc. (7)	Delayed Draw Term Loan	9/7/2027	107	9/7/2027	284
BVTC Aggregator, LP (5)	Revolver	7/1/2032	75	—	—
BVTC Aggregator, LP (7)	Delayed Draw Term Loan	7/1/2027	200	—	—
C-4 Analytics (5)	Revolver	5/14/2030	1,295	5/14/2030	1,295
C-4 Analytics (7)	Delayed Draw Term Loan	—	—	5/14/2030	4,650
CallRevu, LLC (5)	Revolver	10/10/2032	200	10/10/2032	200
Career Certified, LLC (5)	Revolver	2/19/2031	350	2/19/2031	350
Career Certified, LLC (7)	Delayed Draw Term Loan	2/19/2027	152	2/19/2031	152
Cary Street Partners Financial LLC (5)	Revolver	5/30/2031	350	5/30/2031	350
Cary Street Partners Financial LLC (7)	Delayed Draw Term Loan	5/30/2027	1,586	5/30/2027	2,672
CC Amulet Management, LLC (5)	Revolver	8/31/2027	5	8/31/2027	5
Centria Subsidiary Holdings, LLC (5)	Revolver	6/9/2028	1,421	6/9/2027	1,974
Claritas, LLC (5)	Revolver	3/31/2028	1,950	3/31/2028	1,950
Concord III, LLC (17)	Revolver	—	—	12/20/2028	138
Conservice Midco LLC (5)	Revolver	2/25/2033	1,314	—	—
ConvenientMD (5)	Revolver	6/15/2029	138	6/15/2029	413
CRS TH Holdings, Corp. (5)	Revolver	12/31/2032	300	12/31/2032	300
CRS TH Holdings, Corp. (7)	Delayed Draw Term Loan	12/31/2027	450	12/31/2027	450
DataVail (5)	Revolver	1/4/2029	51	1/4/2029	220
DataVail (5)	Revolver	1/4/2029	28	1/4/2029	120
Dawson Logan 2025-L5, LP (17)	Delayed Draw Term Loan	10/31/2028	3,483	—	—
DecisionHR Holdings, Inc (5)	Delayed Draw Term Loan	12/8/2027	400	12/8/2027	500
DecisionHR Holdings, Inc (5)	Revolver	12/8/2031	250	12/8/2031	250
Duraserv LLC (5)	Revolver	6/10/2030	548	6/10/2030	774
Duraserv LLC (7)	Delayed Draw Term Loan	3/3/2027	705	3/3/2027	735
Eagle Midco B.V. (Avania) (11)	Delayed Draw Term Loan	7/5/2029	—	7/5/2029	2,895
Effective School Solutions LLC (5)	Revolver	11/30/2027	—	11/30/2027	121
Effective School Solutions LLC (5)	Revolver	11/30/2027	—	11/30/2027	24
EMS Buyer, Inc. (5)	Revolver	11/23/2027	440	11/23/2027	303
Envocore Holding, LLC (5)	Revolver	—	—	12/31/2027	2,778
Essential Services Holding Corporation (5)	Revolver	6/17/2031	520	6/17/2031	558
Essential Services Holding Corporation (7)	Delayed Draw Term Loan	—	—	6/17/2030	1,487
Evergreen IX Borrower 2023, LLC (5)	Revolver	9/29/2029	1,500	9/29/2029	1,500
Everlast Parent Inc. (5)	Revolver	10/30/2028	414	10/30/2028	506
Evolution BuyerCo, Inc. (5)	Revolver	4/30/2030	729	4/30/2030	729
Flow Service Partners Intermediate Holdco LLC (5)	Revolver	11/19/2030	620	11/19/2030	507
Flow Service Partners Intermediate Holdco LLC (17)	Delayed Draw Term Loan	11/19/2026	—	11/19/2030	900
FS Whitewater Borrower, LLC (3)	Revolver	12/21/2029	612	12/21/2029	690
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	—	3/31/2027	122
FS Whitewater Borrower, LLC (7)	Delayed Draw Term Loan	3/31/2027	146	3/31/2027	2,500
Galway Borrower, LLC (5)	Revolver	—	—	9/30/2028	368
Galway Borrower, LLC (5)	Revolver	—	—	9/30/2028	565
Galway Borrower, LLC (5)	Delayed Draw Term Loan	—	—	9/30/2028	485

GB Eagle Buyer, Inc. (5)	Revolver	12/1/2030	492	11/29/2030	513
GB Eagle Buyer, Inc. (5)	Revolver	12/1/2030	1,136	12/1/2030	1,183
GB Eagle Buyer, Inc. (7)	Delayed Draw Term Loan	—	—	12/1/2030	2,973
Gener8, LLC (5)	Revolver	5/19/2026	299	2/19/2026	299
GH Parent Holdings Inc. (5)	Revolver	5/4/2029	2,000	5/4/2029	1,819
GH Parent Holdings Inc. (7)	Delayed Draw Term Loan	5/4/2027	1,512	5/4/2029	4,752
GrapeTree Medical Staffing, LLC (5)	Revolver	12/31/2026	600	4/30/2026	600
Great Lakes Dental Partners, LLC (5)	Revolver	—	—	6/23/2027	73
Guardian Access Solutions (5)	Revolver	8/24/2029	150	8/24/2029	150
Halo Buyer, Inc. (5)	Revolver	2/7/2029	317	2/7/2029	335
Hamsard 3778 Limited (10)	Delayed Draw Term Loan	10/28/2027	1,455	10/28/2031	1,479
Headlands Buyer, Inc. (5)	Delayed Draw Term Loan	9/29/2027	687	9/29/2027	687
Headlands Buyer, Inc. (5)	Revolver	9/29/2032	321	9/29/2032	321
Hercules Borrower LLC (5)	Revolver	12/15/2028	1,778	12/15/2028	1,778
HES Intermediate Holdings II, LLC (17)	Delayed Draw Term Loan	3/2/2028	1,411	—	—
HES Intermediate Holdings II, LLC (5)	Revolver	3/2/2033	1,096	—	—
HGH Purchaser, Inc. (5)	Revolver	11/1/2029	452	11/1/2029	545
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	1,100	5/25/2027	645
Homecare Partners Management, LLC (5)	Revolver	5/25/2027	150	—	—
Homecare Partners Management, LLC (7)	Delayed Draw Term Loan	12/31/2026	824	—	—
Hospice Care Buyer, Inc. (5)	Revolver	3/31/2028	106	1/28/2028	406
HS Spa Holdings Inc. (Hand & Stone) (5)	Revolver	6/2/2028	1,143	6/2/2028	1,177
Hsid Acquisition, LLC (5)	Revolver	1/31/2028	750	1/31/2026	750
iLending LLC (5)	Revolver	12/21/2028	359	12/21/2028	359
Imagenet, LLC (5)	Revolver	12/31/2030	529	12/31/2030	650
Infobase (5)	Revolver	6/14/2028	1,450	6/14/2028	638
Integrity Marketing Acquisition, LLC (17)	Revolver	8/28/2028	1,409	8/28/2028	1,409
Iris Buyer, LLC (5)	Revolver	10/2/2031	1,514	10/2/2030	1,514
Iris Buyer, LLC (17)	Delayed Draw Term Loan	—	—	10/2/2030	705
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	3,519	6/7/2030	3,519
IVX Health Merger Sub, Inc. (5)	Revolver	6/7/2030	610	—	—
Java Buyer, Inc. (5)	Delayed Draw Term Loan	2/6/2028	1,482	—	—
Java Buyer, Inc. (5)	Revolver	12/15/2030	764	—	—
Jordan Bidco, Ltd. (17)	Delayed Draw Term Loan	2/28/2027	—	8/31/2028	3,568
JTM Foods LLC (5)	Revolver	5/14/2029	20	5/14/2029	60
Just Right HVAC, LLC (5)	Revolver	2/13/2029	350	—	—
Just Right HVAC, LLC (7)	Delayed Draw Term Loan	2/13/2028	85	—	—
King Mid LLC (5)	Revolver	4/23/2031	1,400	4/23/2031	1,400
King Mid LLC (17)	Delayed Draw Term Loan	4/23/2027	—	4/23/2031	3,080
King Mid LLC (7)	Delayed Draw Term Loan	1/30/2028	2,172	—	—
Klick Inc. (5)	Revolver	11/5/2032	2,198	11/5/2032	2,198
Klick Inc. (7)	Delayed Draw Term Loan	11/5/2027	—	11/5/2027	2,198
Landscape Workshop, LLC (5)	Revolver	5/16/2031	2,270	5/16/2031	1,894
Landscape Workshop, LLC (17)	Delayed Draw Term Loan	5/16/2027	—	5/16/2027	2,551
Lash Opco LLC (5)	Revolver	9/18/2027	376	9/18/2027	375
Lexipol (Ranger Buyer, Inc.) (5)	Revolver	11/18/2029	1,105	11/18/2027	1,105
Lighthouse Lab Services (5)	Revolver	10/25/2027	—	10/25/2027	153
Lightspeed Buyer, Inc. (17)	Delayed Draw Term Loan	2/6/2028	1,402	—	—
Lightspeed Buyer, Inc. (5)	Revolver	—	—	2/3/2027	1,100
Lightspeed Buyer, Inc. (5)	Revolver	2/6/2032	271	—	—
Lion Cashmere Bidco Limited (15)	Delayed Draw Term Loan	—	—	3/23/2028	3,240
Loadmaster Derrick & Equipment, Inc.	Revolver	1/20/2027	1,400	—	—
Mario Purchaser, LLC (5)	Revolver	4/26/2029	529	4/26/2028	91
Marlin DTC-LS Midco 2, LLC (5)	Revolver	5/1/2027	100	7/1/2026	143
MB2 Dental (5)	Revolver	2/13/2031	346	2/13/2031	350
MB2 Dental (7)	Delayed Draw Term Loan	3/11/2027	621	—	—
Medical Review Institute of America (5)	Revolver	7/1/2030	768	7/1/2030	736
Medicus IT (5)	Revolver	6/30/2032	831	6/30/2032	1,018
Medicus IT (5)	Revolver	6/30/2032	400	6/30/2032	490
Medicus IT (7)	Delayed Draw Term Loan	6/30/2027	1,400	6/30/2027	2,800
Medicus IT (7)	Delayed Draw Term Loan	6/30/2027	130	6/30/2027	157
MeriCal, LLC (17)	Revolver	12/31/2026	—	1/23/2026	195
MeriCal, LLC (5)	Revolver	12/31/2026	—	—	—
MHS Acquisition Holdings, LLC (7)	Delayed Draw Term Loan	—	—	7/21/2027	1
MHS Acquisition Holdings, LLC (5)	Revolver	7/21/2027	60	7/21/2027	90
Minuteman Security Technologies, Inc. (5)	Revolver	2/2/2029	1,000	2/2/2029	1,000
Minuteman Security Technologies, Inc. (7)	Delayed Draw Term Loan	10/17/2027	2,650	10/17/2027	2,650
Miracle Mile Holdings, LLC (5)	Revolver	11/1/2028	100	11/1/2028	70
Miracle Mile Holdings, LLC (7)	Delayed Draw Term Loan	2/28/2027	2,738	2/28/2027	5,027
MRI Software LLC (5)	Revolver	2/10/2028	1,159	2/10/2028	1,236
MWD Management LLC (United Derm) (5)	Revolver	6/15/2027	1,040	6/15/2027	960
Net Health Acquisition Corp. (5)	Revolver	7/5/2031	1,705	7/5/2031	1,705
New Era Technology, Inc. (5)	Revolver	6/30/2030	542	6/30/2030	357
Newcleus, LLC (5)	Revolver	12/31/2026	435	8/2/2026	435
Newcleus, LLC (17)	Delayed Draw Term Loan	—	—	8/2/2026	458
NRG Controls (7)	Delayed Draw Term Loan	—	—	10/28/2030	800
NRG Controls (5)	Revolver	10/28/2030	450	10/28/2030	450
Nurture Landscapes (14)	Delayed Draw Term Loan	6/3/2029	3,156	—	—
Odessa Technologies, Inc. (5)	Revolver	10/19/2027	2,500	10/19/2027	2,500

Oliver Packaging LLC (5)	Revolver	7/6/2029	351	7/6/2028	351
Omega Systems Intermediate Holdings, Inc. (5)	Delayed Draw Term Loan	1/15/2027	821	1/15/2027	821
Omega Systems Intermediate Holdings, Inc. (5)	Revolver	1/15/2031	267	1/15/2031	347
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	—	—	1/31/2026	225
Omni Ophthalmic Management Consultants, LLC (5)	Revolver	—	—	1/31/2026	300
Online Labels Group, LLC (5)	Revolver	12/19/2029	650	12/19/2029	650
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	262	12/19/2027	263
Online Labels Group, LLC (7)	Delayed Draw Term Loan	12/19/2027	525	12/19/2027	525
Ontario Systems, LLC	Revolver	9/1/2028	350	3/2/2027	—
Painters Supply & Equipment Company (5)	Revolver	8/10/2027	500	8/10/2027	500
Painters Supply & Equipment Company (7)	Delayed Draw Term Loan	—	—	4/29/2030	578
Patriot Acquisition Topco S.A.R.L (17)	Delayed Draw Term Loan	—	—	1/29/2028	13
Patriot Acquisition Topco S.A.R.L (7)	Revolver	1/29/2028	1,770	1/29/2026	1,643
Patriot Growth Insurance Services, LLC (5)	Revolver	10/14/2028	660	10/14/2028	660
PCS Retirement (5)	Revolver	3/1/2030	700	3/1/2030	700
PCS Retirement (7)	Delayed Draw Term Loan	—	—	3/1/2030	798
Pi Buyer, LLC (5)	Revolver	8/29/2032	500	8/29/2032	500
Pi Buyer, LLC (7)	Delayed Draw Term Loan	8/29/2027	826	8/29/2027	1,450
Pipe Bidco GMBH (7)	Delayed Draw Term Loan	1/13/2030	2,475	—	—
Pitch MidCo B.V. (5)	Delayed Draw Term Loan	4/26/2028	1,133	4/26/2028	1,175
Plasma Buyer LLC (PathGroup) (12)	Delayed Draw Term Loan	3/31/2027	277	—	—
Plasma Buyer LLC (PathGroup) (5)	Revolver	5/12/2029	4	5/12/2029	4
PPV Intermediate Holdings LLC (Vetcor) (5)	Revolver	8/31/2029	137	8/31/2029	199
Premier Dental Care Management, LLC (5)	Revolver	8/5/2027	2,361	8/5/2027	2,125
Prochant Acquisition Inc. (5)	Revolver	7/15/2031	175	—	—
Quorum Health Resources (5)	Revolver	5/28/2028	674	5/26/2027	597
Receivable Solutions, Inc. (5)	Revolver	6/30/2027	45	4/1/2026	120
Receivable Solutions, Inc. (5)	Revolver	6/30/2027	192	—	—
REP Behavioral Health, LLC (5)	Revolver	12/31/2030	1,063	12/31/2030	1,208
REP Behavioral Health, LLC (5)	Delayed Draw Term Loan	12/31/2026	1,870	12/31/2030	2,500
Right Networks, LLC (5)	Revolver	5/21/2029	300	5/21/2029	570
RN Enterprises, LLC (5)	Revolver	10/17/2031	742	10/17/2031	1,164
RN Enterprises, LLC (5)	Delayed Draw Term Loan	10/17/2026	1,549	10/17/2031	1,965
Ro Health LLC (5)	Revolver	8/12/2032	133	—	—
RWA Wealth Partners, LLC. (5)	Revolver	11/15/2030	1,400	11/15/2030	1,400
RWA Wealth Partners, LLC. (6)	Delayed Draw Term Loan	11/15/2026	3,778	11/15/2030	3,778
Safco Dental Supply, LLC (5)	Revolver	6/30/2028	198	3/31/2026	258
Saturn Borrower Inc (5)	Revolver	11/10/2028	1,235	11/10/2028	1,356
Schellman Holdings, LLC (7)	Delayed Draw Term Loan	4/21/2028	893	—	—
Schellman Holdings, LLC (5)	Revolver	4/21/2033	1,339	—	—
SC MidCo Oy (7)	Delayed Draw Term Loan	—	—	3/19/2032	93
Security Risk Advisors Intl, LLC (5)	Revolver	9/30/2031	433	9/30/2031	433
Security Risk Advisors Intl, LLC (7)	Delayed Draw Term Loan	9/30/2027	650	9/30/2031	650
Seko Global Logistics Network, LLC (17)	Delayed Draw Term Loan	5/10/2027	—	11/27/2029	61
Seniorlink Incorporated (5)	Revolver	12/31/2029	458	12/31/2029	458
Seniorlink Incorporated (5)	Revolver	12/31/2029	1,038	12/31/2029	1,038
SIG Parent Holdings, LLC	Revolver	8/21/2031	350	—	—
SIG Parent Holdings, LLC (4)	Delayed Draw Term Loan	2/25/2028	6,750	—	—
Slickdeals Holdings, LLC (5)	Revolver	6/30/2030	731	6/30/2030	582
Smile Doctors LLC (5)	Revolver	12/23/2027	1,262	12/23/2027	1,262
Soltis (5)	Revolver	8/5/2030	500	8/5/2030	500
Soltis (7)	Delayed Draw Term Loan	4/30/2028	1,513	4/30/2028	1,513
Solvias AG (5)	Revolver	2/27/2032	3,129	2/27/2032	3,302
SQAD Holdco, Inc. (5)	Revolver	4/25/2028	1,050	4/25/2028	1,050
Staff Boom, LLC (5)	Revolver	9/19/2031	450	9/19/2031	450
Stepping Stones Healthcare Services, LLC (5)	Revolver	1/5/2033	1,585	—	—
Stepping Stones Healthcare Services, LLC (7)	Revolver	—	—	12/30/2026	755
Stepping Stones Healthcare Services, LLC (7)	Delayed Draw Term Loan	—	—	12/30/2028	2,736
Strata Information Group, Inc. (5)	Revolver	12/31/2030	350	12/31/2030	700
Strata Information Group, Inc. (7)	Delayed Draw Term Loan	12/31/2026	882	12/31/2030	882
Summit 7 Systems, LLC (5)	Revolver	5/23/2028	—	5/23/2028	660
Sun Acquirer Corp. (5)	Revolver	9/5/2027	1,812	9/5/2027	1,812
Sydney US Buyer Corp. (3B Scientific) (11)	Delayed Draw Term Loan	12/14/2026	21	12/14/2026	—
Sydney US Buyer Corp. (3B Scientific) (9)	Delayed Draw Term Loan	12/14/2026	3,690	12/14/2026	3,690
Teal Acquisition Co., Inc (5)	Revolver	9/22/2028	401	9/22/2028	876
Teal Acquisition Co., Inc (5)	Delayed Draw Term Loan	12/17/2026	244	12/17/2026	1,282
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	400	5/4/2029	400
Team Select (CSC TS Merger SUB, LLC) (5)	Revolver	5/4/2029	650	5/4/2029	650
Team Select (CSC TS Merger SUB, LLC) (17)	Delayed Draw Term Loan	—	—	5/4/2029	460
The Hilb Group, LLC (5)	Revolver	10/31/2031	1,031	10/31/2031	1,451
The Hilb Group, LLC (5)	Delayed Draw Term Loan	10/31/2026	499	10/31/2026	2,367
Transportation Insight, LLC (5)	Revolver	—	—	6/18/2027	53
Transportation Insight, LLC (5)	Revolver	1/28/2029	316	3/31/2026	380
Tree Guardians Holdings LLC (5)	Revolver	1/26/2032	200	—	—
Tree Guardians Holdings LLC (7)	Delayed Draw Term Loan	1/26/2028	1,315	—	—
Trintech, Inc. (5)	Revolver	1/29/2033	726	—	—
Trintech, Inc. (6)	Delayed Draw Term Loan	1/29/2028	968	—	—
UHY Advisors , Inc. (5)	Revolver	11/21/2031	947	11/21/2031	853

UHY Advisors , Inc. (6)	Delayed Draw Term Loan	11/21/2026	506	11/21/2031	4,029
Unifeye Vision Partners (5)	Revolver	9/13/2027	—	9/13/2027	1,020
USA Hometown Experts, Inc. (5)	Revolver	11/8/2029	720	11/8/2029	900
USA Hometown Experts, Inc. (7)	Delayed Draw Term Loan	7/29/2027	1,903	7/29/2027	2,450
Vantage Insurance Partners, Inc. (5)	Revolver	12/22/2028	698	12/22/2028	698
Vensure Employer Services, Inc. (5)	Delayed Draw Term Loan	3/4/2028	3,170	—	—
Vensure Employer Services, Inc.	Term Loan	n/a	7	—	—
WCT Group Holdings, LLC (5)	Delayed Draw Term Loan	—	—	12/12/2029	43
WCT Group Holdings, LLC (17)	Revolver	12/12/2029	229	—	—
WCT Group Holdings, LLC (5)	Revolver	12/12/2029	457	12/12/2029	457
WCT Group Holdings, LLC (7)	Revolver	12/12/2029	229	12/12/2029	229
Winxnet Holdings LLC (5)	Revolver	12/31/2026	650	12/31/2026	650
Total			$183,354		$211,864

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2026 and December 31, 2025.
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

Note 9. Net Assets

The following table summarizes the Company’s recent distributions declared:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share
August 6, 2026	September 30, 2026	October 15, 2026	Regular	$0.34
May 7, 2026	June 30, 2026	July 15, 2026	Regular	$0.34
May 7, 2026	November 30, 2026	December 15, 2026	Special	$0.03
May 7, 2026	August 31, 2026	September 15, 2026	Special	$0.03
May 7, 2026	May 31, 2026	June 15, 2026	Special	$0.03
February 12, 2026	March 31, 2026	April 15, 2026	Regular	$0.42
November 12, 2025	December 31, 2025	January 15, 2026	Regular	$0.42
August 13, 2025	September 30, 2025	October 15, 2025	Regular	$0.42
May 8, 2025	June 30, 2025	July 15, 2025	Regular	$0.42
February 12, 2025	August 29, 2025	September 15, 2025	Special	$0.05
February 12, 2025	May 30, 2025	June 13, 2025	Special	$0.05
February 12, 2025	March 31, 2025	April 15, 2025	Regular	$0.42
February 12, 2025	February 28, 2025	March 14, 2025	Special	$0.05
November 12, 2024	December 31, 2024	January 15, 2025	Regular	$0.42
November 12, 2024	November 29, 2024	December 16, 2024	Supplemental	$0.07
August 7, 2024	September 30, 2024	October 15, 2024	Regular	$0.42
August 7, 2024	August 31, 2024	September 16, 2024	Supplemental	$0.09
May 2, 2024	June 28, 2024	July 15, 2024	Regular	$0.42
May 2, 2024	May 31, 2024	June 17, 2024	Supplemental	$0.11
February 15, 2024	March 29, 2024	April 15, 2024	Regular	$0.41
February 15, 2024	February 29, 2024	March 15, 2024	Supplemental	$0.10
November 2, 2023	December 29, 2023	January 16, 2024	Regular	$0.41
November 2, 2023	November 30, 2023	December 15, 2023	Supplemental	$0.09

At September 30, 2026 and December 31, 2025, Crescent, Sun Life and other related parties owned 8.98% and 8.85%, respectively, of the outstanding common shares of the Company.

Note 10. Earnings Per Share

In accordance with the provisions of ASC 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2026 and December 31, 2025, there are no dilutive shares.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the following periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$10,114	$7,102	$(8,646)	$26,019
Weighted average common shares outstanding	36,845,952	37,060,595	36,874,371	37,061,226
Net increase (decrease) in net assets resulting from operations per common share-basic and diluted	$0.27	$0.19	$(0.23)	$0.70

Note 11. Income Taxes

The Company’s aggregate unrealized appreciation and depreciation on investments for federal income tax purposes was as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Tax Cost(1)	$1,641,972	$1,636,409
Gross Unrealized Appreciation	$39,943	$45,347
Gross Unrealized Depreciation	(125,414)	(118,198)
Net Unrealized Investment Appreciation (Depreciation)	$(85,471)	$(72,851)

(1)
Tax cost includes cash equivalents.

The Company recognized the following income taxes related to Taxable Subsidiaries and excise taxes related to the Company’s status as a RIC:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Income tax (benefit) provision	$25	$-	$25	$6
Excise tax (benefit) provision	213	281	1,271	1,176
Provision (benefit) for income and excise taxes	$238	$281	$1,296	$1,182

As of September 30, 2026 and December 31, 2025, $884 and $1,770, respectively, of accrued income and excise taxes remained payable.

The Company recognized the following benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026		2025
Benefit (provision) for taxes on realized gain on investments	$—	$—	$(200)	$—	$—
Benefit (provision) for taxes on unrealized appreciation (depreciation) on investments	-	—	-		—
Benefit (provision) for taxes on realized and unrealized appreciation (depreciation) on investments	$-	$—	$(200)		$—

As of September 30, 2026 and December 31, 2025, $187 and $190, respectively, was included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. As of September 30, 2026 and December 31, 2025, $187 and $190, respectively, was included in deferred tax liabilities on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in the Company’s corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries.

Note 12. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

	For the nine months ended September 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$19.10	$19.98
Net investment income, net of taxes	1.15	1.36
Net realized and unrealized gains (losses) on investments and forward contracts, net of taxes	(1.38)	(0.66)
Net increase (decrease) in net assets resulting from operations	(0.23)	0.70
Distributions declared from net investment income(2)	(1.16)	(1.41)
Effects of rounding and share repurchases	0.01	0.01
Total increase (decrease) in net assets	(1.38)	(0.70)
Net asset value, end of period	$17.72	$19.28
Shares outstanding, end of period	36,845,952	37,039,657
Market value, end of period	$9.18	$14.26
Weighted average shares outstanding	36,874,371	37,061,226
Total return based on market value (3)	-27.32%	-18.94%
Total return based on net asset value (4)	-1.15%	3.55%
Ratio/Supplemental Data:
Net assets, end of period	$652,932	$714,075
Ratio of total net expenses to average net assets(5)(6)	13.69%	13.99%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets (6)	3.78%	4.00%
Ratio of net investment income before taxes to average net assets (6)	8.67%	9.50%
Ratio of interest and credit facility expenses to average net assets (6)	8.67%	8.03%
Ratio of net incentive fees to average net assets (6)	1.24%	1.95%
Portfolio turnover (7)	10.67%	14.74%
Asset coverage ratio	170%	180%

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
(5)
The ratio of total expenses to average net assets in the table above reflects the Adviser’s voluntary waivers of its right to receive a portion of the management fees and income incentive fees with respect to the Company’s ownership in WhiteHawk III Onshore Fund LP and Freeport Financial SBIC Fund LP and a voluntary waiver of income incentive fees to the extent net investment income, excluding the effect of the GAAP incentive fee, falls short of the regular declared dividend on a full dollar basis. Excluding the effects of the voluntary waivers, the ratio of total expenses to average net assets would have been 13.98% and 14.02% for the nine months ended September 30, 2026 and 2025, respectively, on an annualized basis.

(6) Annualized.

(7) Not annualized.

Note 13. Stock Repurchase Program

On August 7, 2025, the Company’s Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $20,000 of its common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Repurchase Program"). The Repurchase Program expired on September 30, 2026.

For the nine months ended September 30, 2026, the Company repurchased 123,333 shares totaling $1,667, or $13.51 per share. For the nine months ended September 30, 2025, the Company repurchased 21,890 shares totaling $333 or $15.23 per share.

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026.

On November 5, 2026, the Company’s Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $50,000 of its common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. The expiration date of the repurchase program is November 30, 2027. The repurchase program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

On November 5, 2026, the Company's Board of Directors declared a regular fourth quarter cash dividend of $0.34 per share, payable on January 15, 2027 to stockholders of record as of December 31, 2026.

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

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Senior Secured First Lien	$375.8	24.2%	$350.8	22.4%
Unitranche First Lien	1,015.8	65.3	1,047.8	66.7
Unitranche First Lien - Last Out	18.5	1.2	26.2	1.7
Senior Secured Second Lien	14.4	0.9	12.2	0.8
Unsecured Debt	28.8	1.9	19.0	1.2
Equity & Other	73.5	4.7	77.2	4.9
LLC/LP Equity Interests	28.4	1.8	36.2	2.3
Total investments	$1,555.2	100.0%	$1,569.4	100.0%

The following table shows our investment activity by investment type:

($ in millions)	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
New investments at cost:
Senior Secured First Lien	$10.3	$17.8	$66.8	$60.3
Unitranche First Lien	8.9	41.5	101.7	149.2
Unitranche First Lien - Last Out	—	0.1	—	9.8
Senior Secured Second Lien	0.9	—	11.9	—
Unsecured Debt	3.4	—	10.2	—
Equity & Other	—	14.5	4.7	16.8
LLC/LP Equity Interests	—	—	—	—
Total	$23.5	$73.9	$195.3	$236.1
Proceeds from investments sold or repaid:
Senior Secured First Lien	$6.9	$43.9	$33.6	$84.5
Unitranche First Lien	28.6	36.9	115.2	147.5
Unitranche First Lien - Last Out	—	—	0.3	—
Senior Secured Second Lien	1.0	4.9	9.6	21.9
Unsecured Debt	0.2	—	7.6	—
Equity & Other	1.0	—	(0.2)	—
LLC/LP Equity Interests	1.0	0.3	1.7	2.8
Total	$38.7	$86.0	$167.8	$256.7
Net increase (decrease) in portfolio	$(15.2)	$(12.1)	$27.5	$(20.6)

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	9.6%	10.0%
Percentage of debt bearing a floating rate (at fair value)	98.2%	98.0%
Percentage of debt bearing a fixed rate (at fair value)	1.8%	2.0%
Number of portfolio companies	190	184
(1)
Includes performing debt and other income-producing investments (excluding investments on non-accrual).

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities:

($ in millions)	As of September 30, 2026				As of December 31, 2025
	Cost	% of Cost	Fair Value	% of Fair Value	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$1,434.2	95.3%	$1,420.7	97.8%	$1,435.9	95.9%	$1,427.2	98.0%
Non-Accrual	71.1	4.7%	32.6	2.2%	61.8	4.1%	28.8	2.0%
Total	$1,505.3	100.0%	$1,453.3	100.0%	$1,497.7	100.0%	$1,456.0	100.0%

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

As of September 30, 2026, we had investments in twelve portfolio companies on non-accrual status, which represented 4.7% and 2.2% of the total debt investments at cost and fair value, respectively. As of December 31, 2025, we had investments in eleven portfolio companies on non-accrual status, which represented 4.1% and 2.0% of the total debt investments at cost and fair value, respectively. The remaining debt investments were performing and current on their interest payments as of September 30, 2026 and December 31, 2025.

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

($ in millions)	As of September 30, 2026		As of December 31, 2025
	Investments at	Percentage of	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Fair Value	Total Portfolio
1	69.6	4.5%	67.9	4.3%
2	1,238.9	79.7	1,290.2	82.2
3	208.6	13.4	165.5	10.5
4	23.4	1.5	33.8	2.2
5	14.7	0.9	12.0	0.8
Total	1,555.2	100.0%	1,569.4	100.0%

RESULTS OF OPERATIONS

Summarized Statement of Operations

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$36.9	$41.4	$111.1	$126.5
Total net expenses, including taxes	23.2	24.5	68.8	76.1
Net investment income	$13.7	$16.9	$42.3	$50.4
Net realized gain (loss) on investments and forward contracts	(2.1)	(5.0)	(31.6)	(14.4)
Net unrealized appreciation (depreciation) on investments, forward contracts and foreign transactions	(1.5)	(4.8)	(19.3)	(10.0)
Net realized and unrealized gains (losses)	$(3.6)	$(9.8)	$(50.9)	$(24.4)
Net increase (decrease) in net assets resulting from operations	$10.1	$7.1	$(8.6)	$26.0

Investment Income

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest from investments	$35.6	$38.8	$104.8	$118.7
Dividend income	0.9	2.2	5.1	5.5
Other income	0.4	0.4	1.2	2.3
Total investment income	$36.9	$41.4	$111.1	$126.5

Interest income, which includes amortization of upfront fees, decreased from $38.7 million for the three months ended September 30, 2025, to $35.6 million for the three months ended September 30, 2026, primarily due to a decline in benchmark rates and restructurings of certain debt investments. Included in interest from investments for the three months ended September 30, 2026 and 2025 are $0.5 million and $0.3 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $2.2 million for the three months ended September 30, 2025 to $0.9 million for the three months ended September 30, 2026 due to lower dividend income from our investment in First Eagle Logan JV, LLC. For the three months ended September 30, 2026 and 2025, we recorded $0.4 million and $0.4 million of other income related to one-time arranger fees, respectively.

Interest income, which includes amortization of upfront fees, decreased from $118.7 million for the nine months ended September 30, 2025, to $104.8 million for the nine months ended September 30, 2026, primarily due to a decline in benchmark rates and restructurings of certain debt investments. Included in interest from investments for the nine months ended September 30, 2026 and 2025 are $1.1 million and $2.0 million of accelerated accretion of OID related to paydown activity, respectively.

Dividend income decreased from $5.5 million for the nine months ended September 30, 2025 to $5.1 million for the nine months ended September 30, 2026 due to lower dividend income from our investment in First Eagle Logan JV, LLC and other portfolio companies. For the nine months ended September 30, 2026 and 2025, we recorded $1.2 million and $2.3 million of other income related to one-time arranger fees, respectively.

Expenses

(in $ millions)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest and other debt financing costs	$15.0	$13.9	$43.7	$43.6
Management fees, net of waiver	4.0	5.1	12.9	15.3
Income based incentive fees, net of waiver	2.4	3.6	6.3	10.6
Professional fees	0.5	0.5	1.5	2.2
Directors’ fees	0.2	0.2	0.5	0.5
Other general and administrative expenses	0.9	0.9	2.6	2.7
Total net expenses	$23.0	$24.2	$67.5	$74.9
Provision for income and excise taxes	0.2	0.3	1.3	1.2
Total	$23.2	$24.5	$68.8	$76.1

Interest and other debt financing costs

Interest and other debt financing costs include interest, amortization of deferred financing costs including upfront commitment fees and unused fees on our credit facilities. For the three months ended September 30, 2026 and 2025 interest and other debt financing costs were $15.0 million and $13.9 million, respectively. For the nine months ended September 30, 2026 and 2025 interest and other debt financing costs were $43.7 million and $43.6 million, respectively. The increase in interest and other debt financing costs was due to higher weighted average cost of debt related to higher weighted average debt outstanding net of a decline in benchmark rates.

Base Management Fees

For the three months ended September 30, 2026 and 2025, we incurred management fees, net of waivers, of $4.0 million and $5.1 million, respectively. For the nine months ended September 30, 2026 and 2025 we incurred management fees of $12.9 million and $15.3 million, respectively. The decrease in the management fees was due to lower fee rate which became effective April 1, 2026.

Incentive Fees

For the three months ended September 30, 2026 and 2025, we incurred income based incentive fees, net of waivers, of $2.4 million and $3.6 million, respectively. For the nine months ended September 30, 2026 and 2025, we incurred income based incentive fees, net of waivers, of $6.3 million and $10.6 million, respectively. The decrease in net incentive fees was driven by the impact of the fee waiver applied to the income incentive fees for the three months ended March 31, 2026 and the subsequent decrease in the income incentive fee rate which became effective April 1, 2026.

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

For the three months ended September 30, 2026 and 2025, professional fees were $0.5 million and $0.5 million, respectively. For nine months ended September 30, 2026 and 2025, professional fees were $1.5 million and $2.2 million, respectively.

For the three months ended September 30, 2026 and 2025, other general and administrative expenses were $0.9 million and $0.9 million, respectively. For the nine months ended September 30, 2026 and 2025, other general and administrative expenses were $2.6 million and $2.7 million, respectively.

Income and Excise Taxes

For the three months ended September 30, 2026 and 2025, we expensed income and excise taxes of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2026 and 2025, we expensed income and excise taxes of $1.3 million and $1.2 million, respectively.

Net Investment Income

For the three months ended September 30, 2026 and 2025, net investment income was $13.7 million or $0.37 per share and $16.9 million or $0.46 per share, respectively. For the nine months ended September 30, 2026 and 2025, net investment income was $42.3 million or $1.15 per share and $50.4 million or $1.36 per share, respectively. The decrease in the per share net investment income was due to lower investment income earned net of lower expenses.

Net Realized and Unrealized Gains and Losses

We value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation (depreciation) on investments. Net realized gains (losses) and net unrealized appreciation (depreciation) on our investment portfolio were comprised of the following:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Realized losses on non-controlled and non-affiliated investments	$(3.7)	$(3.0)	$(27.4)	$(8.5)
Realized gains on non-controlled and non-affiliated investments	0.6	0.1	3.4	0.1
Realized losses on non-controlled and affiliated investments	—	(2.0)	—	(2.0)
Realized gains on non-controlled and affiliated investments	—	—	1.6	—
Realized losses on controlled investments	—	—	(11.1)	(3.8)
Realized gains on controlled investments	—	—	0.2	—
Realized losses on foreign currency forwards	—	—	—	—
Realized gains on foreign currency forwards	0.2	—	0.4	—
Realized losses on foreign currency transactions	—	(0.1)	—	(0.2)
Realized gains on foreign currency transactions	0.6	—	1.3	—
Net realized gains (losses) on investments	$(2.3)	$(5.0)	$(31.6)	$(14.4)
Change in unrealized depreciation on non-controlled and non-affiliated investments	$(7.6)	$(10.5)	$(50.3)	$(47.0)
Change in unrealized appreciation on non-controlled and non-affiliated investments	2.3	1.7	27.8	32.2
Change in unrealized depreciation on foreign currency translation	—	—	—	—
Change in unrealized appreciation on foreign currency translation	(0.1)	—	—	—
Change in unrealized depreciation on non-controlled and affiliated investments	(1.1)	(8.3)	(4.6)	(11.9)
Change in unrealized appreciation on non-controlled and affiliated investments	0.7	10.9	2.0	14.1
Change in unrealized depreciation on controlled and affiliated investments	0.4	—	(8.1)	0.1
Change in unrealized appreciation on controlled and affiliated investments	4.1	0.4	14.5	7.5
Change in unrealized depreciation on foreign currency forwards	(0.1)	1.0	(0.6)	(5.0)
Change in unrealized appreciation on foreign currency forwards	—	—	—	—
Net unrealized appreciation (depreciation) on investments	$(1.4)	$(4.8)	$(19.3)	$(10.0)
Net realized and unrealized gains (losses) on investments	$(3.7)	$(9.8)	$(50.9)	$(24.4)

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

During the nine months ended September 30, 2026 and 2025, our average U.S. Dollar notional exposure, calculated daily on a weighted average based on the duration of each forward contract, to foreign currency forward contracts were $74.8 million and $74.1 million, respectively.

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

As of September 30, 2026, we had $36.2 million in cash and cash equivalents and restricted cash and cash equivalents and $210.5 million of undrawn capacity on our senior revolving credit and special purpose vehicle asset facilities, subject to borrowing base and other limitations. As of September 30, 2026, the undrawn capacity under our facilities and cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2026, we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facilities as of September 30, 2026. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenant requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Debt

($ in millions)	September 30, 2026				December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)
SPV Asset Facility	$500.0	$348.6	$151.4	$343.0	$400.0	$329.6	$70.4	$326.3
SMBC Corporate Revolving Facility	335.0	275.9	59.1	274.7	310.0	138.4	171.6	136.7
Series 2021A Unsecured Notes	—	—	—	—	135.0	135.0	—	135.0
FCRX Unsecured Notes	—	—	—	—	111.6	111.6	—	111.6
Series 2023A Unsecured Notes	—	—	—	—	50.0	50.0	—	50.0
Series 2024A Unsecured Notes - 2028	35.0	35.0	—	34.9	35.0	35.0	—	34.8
Series 2024A Unsecured Notes - 2030	80.0	80.0	—	79.5	80.0	80.0	—	79.4
Series 2025A Unsecured Notes - 2029.1	67.5	67.5	—	64.5	—	—	—	—
Series 2025A Unsecured Notes - 2031	67.5	67.5	—	62.8	—	—	—	—
Series 2025A Unsecured Notes - 2029.2	50.0	50.0	—	49.9	—	—	—	—
Total Debt	$1,135.0	$924.5	$210.5	$909.3	$1,121.6	$879.6	$242.0	$873.8

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

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and 2025 was 6.22% and 6.52%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2026 and 2025 was $927.8 million and $895.0 million, respectively. As of September 30, 2026 and December 31, 2025, the weighted average cost of debt was 6.26% and 5.83%, respectively.

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

Series 2021A Unsecured Notes

On February 17, 2021, we completed a private offering of $135.0 million aggregate principal amount of 4.00% senior unsecured notes due February 17, 2026 (the “Series 2021A Unsecured Notes”). The initial issuance of $50.0 million of Series 2021A Unsecured

Notes closed February 17, 2021. The issuance of the remaining $85.0 million of 2021A Unsecured Notes closed on May 5, 2021. The Series 2021A Unsecured Notes matured and were repaid on February 17, 2026.

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

The summary of costs incurred in connection with our credit facilities and unsecured debt is presented below:

($ in millions)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Borrowing interest expense (1)	$14.2	$13.0	$41.1	$40.0
Unused facility fees	0.2	0.3	0.6	0.9
Amortization of financing costs	0.7	0.6	2.0	2.8
Total interest and credit facility expenses	$15.1	$13.9	$43.7	$43.7
Weighted average outstanding balance	$931.9	$883.9	$927.8	$895.0

(1) For the three and nine months ended September 30, 2026, includes $0.16 and $0.05 million of the impact related to the interest rate swaps and hedged items Series 2025A Unsecured Notes - 2029.1 and 2031, respectively. There were no interest rate swaps outstanding for the comparative period.

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

As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 170% and 179%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, we had aggregate unfunded commitments totaling $183.4 million and $211.9 million, respectively.

RECENT DEVELOPMENTS

Our Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $50.0 million of our common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. The expiration date of the repurchase program is November 30, 2027. The repurchase program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

On November 5, 2026, our Board of Directors declared a regular fourth quarter cash dividend of $0.34 per share, payable on January 15, 2027 to stockholders of record as of December 31, 2026.

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

As of September 30, 2026, 98.2% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors. The SPV Asset Facility, SMBC Corporate Revolving Facility and Series 2025A Unsecured Notes - 2029.1 and 2031 (synthetically via an interest rate swap) also bear interest at variable rates .

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income (1)
Up 100 basis points	14.2	7.6	6.6
Up 75 basis points	10.7	5.7	5.0
Up 50 basis points	7.1	3.8	3.3
Up 25 basis points	3.6	1.9	1.7
Down 25 basis points	(3.6)	(1.9)	(1.7)
Down 50 basis points	(7.1)	(3.8)	(3.3)
Down 75 basis points	(10.6)	(5.7)	(4.9)
Down 100 basis points	(14.2)	(7.6)	(6.6)
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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2026, we had CHF 18.7 million, AUD 44.8 million, and SEK 11.6 million notional exposure to foreign currency forward contracts related to investments totaling CHF 18.4 million, AUD 44.7 million, and SEK 11.6 million.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2025, our Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $20.0 million of our common stock in the open market at certain thresholds below its net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Repurchase Program"). The Repurchase Program expired on September 30, 2026.

For the nine months ended September 30, 2026, we repurchased 123,333 shares totaling $1.7 million, or $13.51 per share. For the nine months ended September 30, 2025, we repurchased 21,890 shares totaling $0.3 million, or $15.23 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Crescent Capital BDC, Inc.

Date: November 9, 2026	By:	/s/ Jason A. Breaux
Jason A. Breaux
Chief Executive Officer

Date: November 9, 2026	By:	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer